Form 10-Q
period 1995-06-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1995-08-09
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                                       OR

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from        N/A          to
                               -------------------    --------------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                 74-2088619
     (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification Number)

                9310 Broadway, Bldg. 1, San Antonio, Texas 78217
                    (Address of principal executive offices)
                                   (Zip Code)

                                  210-828-7689
              (Registrant's telephone number, including area code)

  ---------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

Yes     No
    ---    ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           CLASS                                   OUTSTANDING AT AUGUST 4, 1995
           -----                                   -----------------------------
Common Stock, $.10 par value                                 5,458,000

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION


ITEM 1.
   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets

                                                        June 30,                March 31,
   ASSETS                                                 1995                    1995
                                                          ----                    ----
Current Assets:
   Cash                                             $     39,382                   221,816
   Receivables                                         1,039,104                   208,988
   Contract drilling in progress                         319,414                   437,563
   Prepaid expenses                                       76,126                    60,006
                                                    ------------               -----------
      Total current assets                             1,474,026                   928,373
                                                    ------------               -----------

Property and equipment                                10,759,900                10,266,040
Accumulated depreciation, depletion
   and amortization                                    7,895,535                 7,751,704
                                                    ------------               -----------
Net property and equipment                             2,864,545                 2,514,336
                                                    ------------               -----------

Note receivable                                           28,832                    30,549
                                                    ------------               -----------
   Total assets                                        4,367,403                 3,473,258
                                                    ============               ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments, long-term debt                  785,172                   624,841
   Accounts payable                                    1,279,290                   763,591
   Accrued expenses                                      135,546                   198,340
                                                    ------------               -----------
      Total current liabilities                        2,200,008                 1,586,772

Long term debt                                           310,600                    87,623
Minority interest                                        257,434                   258,024
                                                    ------------               -----------
Total liabilities                                      2,768,042                 1,932,419
                                                    ------------               -----------
Shareholders' equity:
   Preferred stock, noncumulative, $1.00
      par value.  Authorized 1,000,000
      shares; issued and outstanding
      235,000 shares at June 30,
      and March 31, 1995.                                235,000                   235,000
   Common stock, $0.10 par value.
      Authorized 10,000,000 shares;
      issued and outstanding 5,408,000
      at June 30 and March 31, 1995.                     540,800                   540,800
Additional paid-in capital                            15,854,757                15,854,757
Retained earnings (deficit)                          (15,031,196)              (15,089,718)
                                                    ------------               -----------
   Total shareholders' equity                          1,599,361                 1,540,839
                                                    ------------               -----------
Total Liabilities and shareholders
   equity                                           $  4,367,403                 3,473,258
                                                    ============               ===========



     See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                     June 30,
                                               ---------------------
                                               1995             1994
                                               ----             ----
Revenues:
   Contract drilling                       $2,017,243          1,035,922
   Oil & gas                                  135,366            118,923
   Management fees and others                  22,569              4,252
                                           ----------          ---------
       Total operating revenues             2,175,178          1,159,097
                                           ----------          ---------

Costs and expenses:
   Contract drilling                        1,804,136            917,850
   Oil and gas                                 35,479             37,157
   Depreciation, depletion and
       amortization                           139,702             99,525
   General and administrative                 121,071            105,876
                                           ----------          ---------
Total Operating Costs & Expenses            2,100,388          1,160,408
                                           ----------          ---------

Earnings (loss) from operations                74,790             (1,311)
                                           ----------          ---------

Other income (expense):
   Interest expense                           (25,330)           (17,325)
   Interest income                              1,389              1,925
   Gain on sale of assets                      24,000             32,557
   Minority interest in earnings
       of partnership                         (16,327)              -
                                           ----------          ---------
Total other income (expense)                  (16,268)            17,157
                                           ----------          ---------

Earnings before income taxes
   and extraordinary item                      58,522             15,846
Income taxes                                     -                  -
                                           ----------          ---------
Earnings before extraordinary
   item                                        58,522             15,846
Extraordinary item                               -                  -
                                           ----------          ---------
Net earnings                               $   58,522             15,846
                                           ==========          =========

Net earnings
   per common and common equivalent
      share:
      Earnings before extra-
         ordinary item                     $     0.01               0.00
   Extraordinary item                            0.00               0.00
                                           ----------          ---------
Net earnings                               $     0.01               0.00
                                           ==========          =========

Weighted average number of shares           5,408,000          5,120,667
                                           ==========          =========


NOTE: At June 30, 1995 the Company has a remaining net operating loss carryforward of approximately $16,160,000 and investment credit carryforward of approximately $789,000.

     See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW



                                                         Three Months Ended
                                                               June 30,
                                                         --------------------
                                                         1995            1994
                                                         ----            ----
Cash flows from operating activities:
   Net earnings                                      $  58,522           15,846

Adjustments to reconcile net earnings
   to net cash provided (used) by
   operating activities:
   Depreciation, depletion, amortization               139,702           99,525
   Stock issued to directors as compensation              -               5,740
   Gain on sale of assets                              (24,000)         (32,557)
   Minority interest in equity
       of partnership                                   16,327             -
   Changes in current assets and
       liabilities:
       Accounts and notes receivable                  (828,398)         261,054
       Contract drilling in progress                   118,148         (152,846)
       Prepaid expenses                                (16,120)         (26,105)
       Accounts payable                                515,699         (281,113)
       Prepaid drilling contracts                         -                -
       Accrued expenses                                (62,794)           4,697
                                                     ---------         --------

Net cash provided (used) by operations                 (82,914)        (105,759)
                                                     ---------         --------

Cash flows from financing activities:
   Payments of debt                                   (429,416)        (216,867)
   Proceeds from notes payable                         812,724           50,000
                                                     ---------         --------

Net cash provided (used) in financing
   activities                                          383,308         (166,867)
                                                     ---------         --------

Cash flows from investing activities:
   Purchase of property and equipment                 (506,828)        (136,774)
   Proceeds from sale of equipment                      24,000           32,557
                                                     ---------         --------

Net cash used in investing activities                 (482,828)        (104,217)
                                                     ---------         --------

Net increase (decrease) in cash                       (182,434)        (376,843)

Beginning cash and cash equivalents                    221,816          788,172
                                                     ---------         --------

Ending cash and cash equivalents                     $  39,382          411,329
                                                     =========         ========




     See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The condensed consolidated financial statements include the accounts of South Texas Drilling & Exploration, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The Company uses the asset and liability method of Statement 109 for accounting for income taxes. Pursuant to this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

4. The Company has determined the cumulative effect of the change to Statement 109 in accounting for income taxes is insignificant as the deferred tax liabilities generated by temporary differences are completely offset by deferred tax benefits generated by temporary differences and available net operating loss carryforwards. Additionally, the net deferred tax benefits resulting from the excess of net operating loss carryforwards over the net deferred tax liability will not be recorded due to uncertainties relating to the Company's ability to generate sufficient future taxable income before the expiration of the net operating loss carryforwards.

       At April 1, 1995, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $789,000 (expiring 1995 through 2007) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   $16,160,000 (expiring 1998 through 2006) which are also available to reduce future Federal income taxes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents at June 30, 1995, were $39,382 compared to $221,816 at March 31, 1995. The current ratio at June 30, 1995 was 0.67:1 compared to 0.59:1 at March 31, 1995. Working capital decreased to ($725,982) at June 30, 1995 from ($658,399) at March 31, 1995. Accounts receivable increased to $1,039,104 at June 30, 1995 from $208,988 at March 31, 1995. This increase was the result of increased utilization of four rigs operated at the beginning of the current quarter and the addition of a fifth rig midway through the quarter. During the same quarter a year earlier, the Company operated three rigs. Contract drilling in progress decreased to $319,414 at June 30, 1995 from $437,563 at March 31, 1995.

       Since March 31, 1995, property and equipment costs increased by $493,860. Of this amount, $443,640 was spent on drilling equipment, $3,759 was spent on investment in oil and gas properties, $41,590 was spent on transportation equipment, and $4,871 was spent on office furniture and equipment. The increase in drilling equipment was primarily the result of the acquisition of a fifth land drilling rig. The purchase of this rig was accomplished through a cash payment of $45,000 and seller financing of $300,000.

       Current debt obligations in the form of notes payable increased by $160,331 from March 31, 1995 to June 30, 1995. The elements of this increase were the purchase of the rig for a debt of $300,000, purchase of transportation equipment with related debt of $31,575, conversion of a trade vendor's open account to a short term note in the amount of $94,393, the borrowing of $106,641 for the cost of drilling a well in the last quarter of fiscal 1995 and payments on debt during the quarter.

       Accounts payable at June 30, 1995 were $1,279,290, an increase of $515,699 from $763,591 at March 31, 1995. This increase in accounts payable resulted from increased drilling activity in the quarter, the granting of extended terms to some drilling customers resulting in slower payment of accounts payable, unusually high repair and maintenance costs on drilling

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   equipment, and the lingering effects of a $228,000 uncollectible account from one of the Company's drilling customers in fiscal 1995. Accrued expenses decreased to $135,546 at June 30, 1995 from $198,340 at March 31, 1995.

RESULTS OF OPERATIONS

       Contract drilling revenue for the quarter ended June 30, 1995 was $2,017,243 compared to $1,035,922 in the same quarter a year earlier. This increase was due to increased drilling activity, 315 drilling days in the current quarter compared to 177 drilling days in the same quarter in fiscal 1995. During the current quarter, the Company operated five rigs, while in fiscal 1995, the Company operated three rigs. In increasing the number of rigs it operated, the Company increased its utilization rate to 77% in the current quarter from 65% in the same quarter a year earlier. During the current quarter, both contract drilling revenue and the average daily drilling rate increased. In the current quarter, the average daily drilling rate was $6,404.00 compared to $5,853.00 in the corresponding quarter of fiscal 1995.

       Oil and gas revenue for the quarter ended June 30, 1995 was $135,366, up $16,443 from revenue of $118,923 in the same quarter a year earlier. This increase in revenue was due to higher market prices for oil and lower market prices for gas produced by the Company. In the current quarter, production was the equivalent of 8,066 barrels of oil, while in the same quarter a year earlier production was the equivalent of 6,584 barrels of oil. In the current quarter, the average prices received by the Company were $18.06 per barrel of oil and $1.76 per mcf of gas. In the same quarter in fiscal 1995, the Company received $16.89 per barrel of oil and $1.97 per mcf of gas.

       Total operating costs and expenses for the quarter ended June 30, 1995 were $2,100,388, up $939,980 or 81%, from operating costs and expenses of $1,160,408 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $886,286 in the quarter ended June 30, 1995. This increase was the result of a 78% increase in the number of drilling days. Oil and gas costs and expenses were $35,479 in the quarter ended June 30, 1995 compared with $37,157 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $139,702 in the quarter ended June 30, 1995 from $99,525 in the quarter ended June 30, 1994. The reasons for this increase were an increase in depletion expense resulting from a higher estimated depletion cost per unit

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



   in effect for the current quarter when compared with the estimated depletion cost per unit in effect for the same quarter a year earlier and an increase in depreciation expense resulting from the addition of equipment since June 30, 1994. General and administrative expenses increased to $121,071 in the current quarter from $105,876 in the same quarter a year earlier. This increase was the result primarily of increased legal and professional fees incurred in evaluating investment prospects, defending lawsuits and attempting to find alternative sources of financing.

       Other income and expense decreased to ($16,268) in the current quarter from $17,157 in the same quarter a year earlier. The reasons for this decrease were an increase in interest expense, a decrease in the amount of obsolete and excess equipment sold and the elimination of the minority interest in the earnings of the partnership.


                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

       The Company is a defendant in several personal injury lawsuits of a type which the Company considers routine for the contract drilling industry. These lawsuits arose out of injuries to personnel under lease from third party employee leasing companies. These lawsuits are being defended either by the Company's general liability insurance carrier under what the Company considers to be adequate coverage, or pursuant to an Indemnity Agreement between the Company and the employee leasing company which employed the Plaintiff. The Company believes that the employee leasing company has adequate insurance coverage to cover those claims.

       The following lawsuits have been settled as described below since the close of the Company's fiscal year on March 31, 1995:

       1. JOSE C. RODRIGUEZ AND MARGARITA RODRIGUEZ VS. EMPLOYER'S SELECT MANAGEMENT, INC. AND SOUTH TEXAS DRILLING & EXPLORATION, INC., Cause No. 93-CI-05512, 150th District Court, Bexar County, Texas. Personal injury by employee of Employer Select Management, Inc. South Texas Drilling was defended by the Company's automobile liability insurer under a reservation of rights letter. This case was tried in May, 1995, under a partial settlement agreement and release between the Plaintiffs and the Company under which the Company's liability was limited by

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



   agreement to $200,000, payable in eleven (11) quarterly payments of $15,000 each and a final quarterly payment totaling $35,000, payments to commence within thirty (30) days of the entry of judgment. Under the terms of the agreement, to the extent the amount of any judgment is collected from the Company's automobile insurer, the $200,000 payable by the Company shall be reduced. Although no final written judgment has been entered, the Court has issued findings of fact and conclusions of law after a non- jury trial which the Company anticipates will result in a judgment in the approximate amount of $380,000. The findings of fact include a finding that the plaintiff was the employee of the company's employee leasing company and merely an invitee of the Company at the time of his injuries. The Company's insurer has taken the position that the plaintiff was an employee of the company at the time the injuries complained occurred and that the insurer is not liable for the amount of the judgment as the result of an employee exclusion in its policy. The Company believes that the facts support the finding of the court with regard to the employee status of the plaintiff and anticipates that the judgment will be payable by the company's automobile liability insurer.
   The insurer has brought a declaratory judgment action against the company and the Plaintiff in order to establish that the damages found are not covered by the Company's policy with the insurer. Whether or not the insurer prevails, the Company's liability is limited to the above-described payment of $200,000 over a three-year period.

   2. JUAN JULIAN PESQUEDA AND YSABEL R. PESQUEDA V. EMPLOYER'S SELECT MANAGEMENT, INC. AND SOUTH TEXAS DRILLING & EXPLORATION, INC., Cause No. 93-CI-12195, 285th District Court, Bexar County, Texas. This case has been settled for $100,000 with the Company contributing approximately $12,000 as the result of a $5,000 deductible and $7,000 payable in lieu of an insolvent Lloyds underwriter.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.
          Exhibit 27 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.
            None.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTH TEXAS DRILLING & EXPLORATION, INC.


                                        /s/ Robert R. Marmor
                                        ----------------------------------------
                                        Robert R. Marmor
                                        Chairman of the Board

Dated:  August 4, 1995

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                         TITLE                           DATE
   ---------                         -----                           ----
/s/Robert R. Marmor              Chairman of the                 August 4, 1995
--------------------             Board
Robert R. Marmor



/s/Wm. Stacy Locke               President and Chief             August 4, 1995
--------------------             Executive Officer
Wm. Stacy Locke



/s/Chris F. Parma                Controller                      August 4, 1995
--------------------
Chris F. Parma

                              INDEX TO EXHIBITS

                     Exhibit 27   Financial Data Schedule