Form 10-Q
period 1995-09-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1995-11-14
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                                       OR

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from        N/A          to
                               ------------------     --------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                      TEXAS                     74-2088619
          (State or other jurisdiction        (I.R.S. Employer
       of incorporation or organization)    Identification Number)

                9310 Broadway, Bldg.I, San Antonio, Texas 78217
                    (Address of principal executive offices)
                                   (Zip Code)

                                  210-828-7689
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes X   No
                                                                   ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                                                                Yes     No
                                                                    ----   ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                            Outstanding at November 10, 1995
               -----                            --------------------------------
Common Stock, $.10 par value                                5,501,000

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

ITEM 1.
   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets

                                                                         September 30,                March 31,
                                                                              1995                      1995
   ASSETS                                                                -------------                ---------
Current Assets:
   Cash                                                                $       28,939                   221,816
   Receivables                                                                768,920                   208,988
   Contract drilling in progress                                              232,312                   437,563
   Prepaid expenses                                                            84,117                    60,006
                                                                         ------------              ------------
       Total current assets                                                 1,114,288                   928,373
                                                                         ------------              ------------

Property and equipment                                                     11,094,291                10,266,040
Accumulated depreciation, depletion and amortization                        8,019,465                 7,751,704
                                                                         ------------              ------------
Net property and equipment                                                  3,074,826                 2,514,336
                                                                         ------------              ------------
Investment in notes receivable                                                 27,404                    30,549
                                                                         ------------              ------------
   Total assets                                                             4,216,518                 3,473,258
                                                                         ============              ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                            582,354                   622,025
   Current installments, long-term debt                                       105,217                     2,816
   Accounts payable                                                         1,170,021                   763,591
   Prepaid drilling contracts                                                 147,750                     -
   Accrued expenses                                                           211,211                   198,340
                                                                         ------------               -----------
       Total current liabilities                                            2,216,553                 1,586,772

Long-term debt                                                                283,373                    87,623

Minority interest                                                             214,067                   258,024
                                                                         ------------               -----------
   Total liabilities                                                        2,713,993                 1,932,419
                                                                         ------------               -----------

Shareholders' equity:
   Preferred stock, noncumulative, $1.00 par value.
       Authorized 1,000,000 shares; issued and out-
       standing 235,000 shares at September 30, and
       March 31, 1995.                                                        235,000                   235,000
   Common stock, $0.10 par value.
       Authorized 15,000,000 shares; issued and out-
       standing 5,501,000 at September 30, and
       5,408,000 March 31, 1995.                                              550,100                   540,800
Additional paid-in capital                                                 15,868,597                15,854,757
Retained earnings (deficit)                                               (15,151,172)              (15,089,718)
                                                                         ------------               -----------
   Total shareholders' equity                                               1,502,525                 1,540,839
                                                                         ------------               -----------
Total Liabilities and shareholders equity                                $  4,216,518                 3,473,258
                                                                         ============               ===========




See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended                    Six Months Ended
                                                            September 30,                        September 30,
                                                    -----------------------------          ------------------------
                                                        1995             1994                1995           1994
                                                    ------------       ----------          ---------      ---------
Revenues:
    Contract drilling                                 $1,325,512        1,439,439          3,342,755      2,475,361
    Oil & gas                                            122,686          132,789            258,052        251,712
    Management fees and other                              5,893           38,071             28,462         42,323
                                                    ------------       ----------          ---------      ---------
    Total operating revenues                           1,454,091        1,610,299          3,629,269      2,769,396
                                                    ------------       ----------          ---------      ---------

Costs and expenses:
    Contract drilling                                  1,254,289        1,186,132          3,058,425      2,103,982
    Oil and gas                                           41,959           34,870             77,438         72,027
    Depreciation, depletion and amortization             150,289          118,293            289,991        217,818
    General and administrative                           148,552          134,414            269,623        240,290
    Doubtful accounts                                       -             113,800                -          113,800
                                                    ------------       ----------          ---------      ---------
Total operating costs & expenses                       1,595,089        1,587,509          3,695,477      2,747,917
                                                    ------------       ----------          ---------      ---------

Earnings (loss) from operations                         (140,998)          22,790            (66,208)        21,479
                                                    ------------       ----------          ---------      ---------

Other income (expense):
    Interest expense                                     (27,924)         (15,809)          (53,254)        (33,134)
    Interest income                                          636            1,711             2,025           3,636
    Gain on sale of assets                                   (17)             481            23,983          33,038
    Minority interest in loss (earnings) of
        partnership                                       48,327          (12,543)           32,000         (12,543)
                                                    ------------       ----------          ---------      ---------
Total other income (expense)                              21,022          (26,160)            4,754          (9,003)
                                                    ------------       ----------          --------       ---------
Earnings (loss) before income taxes and
    extraordinary item                                  (119,976)          (3,370)          (61,454)         12,476
Income taxes                                                 -                -                 -               -
                                                    ------------       ----------          --------       ---------
Earnings (loss) before extraordinary item               (119,976)          (3,370)          (61,454)         12,476
Extraordinary item                                           -                -                 -               -
                                                    ------------       ----------          --------       ---------
Net earnings (loss)                                     (119,976)          (3,370)          (61,454)         12,476
                                                    ============       ==========          ========       =========
Net earnings (loss) per common and
    common equivalent share:
    Earnings (loss)before extraordinary item        $      (0.02)            0.00             (0.01)           0.00
    Extraordinary item                                      0.00             0.00              0.00            0.00
                                                    ------------       ----------         ---------       ---------
Net earnings (loss)                                 $      (0.02)            0.00             (0.01)           0.00
                                                    ============       ==========         =========       =========
Weighted average number of shares                      5,489,333        5,408,000         5,448,667       5,264,333
                                                    ============       ==========         =========       =========


NOTE: At September 30, 1995 the Company has a remaining net operating loss carryforward of approximately $16,160,000 and investment credit carryforward of approximately $789,000.



See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                   Six Months Ended
                                                                                     September 30,
                                                                          ---------------------------------
                                                                              1995                   1994
                                                                          -----------              --------
Cash flows from operating activities:
   Net earnings (loss)                                                    $   (61,454)               12,476

Adjustments to reconcile net earnings
   to net cash provided (used) by operating activities:
   Depreciation, depletion, amortization                                      289,991               217,818
   Stock issued to directors and employees as compensation                     13,340                40,770
   Gain on sale of assets                                                     (23,983)              (33,038)
   Minority interest in equity of partnership                                 (32,000)                 -
   Changes in current assets and liabilities:
        Accounts and note receivable                                         (556,787)              187,171
        Contract drilling in progress                                         205,251              (419,750)
        Prepaid expenses                                                      (24,111)              (47,342)
        Accounts payable                                                      406,430              (149,562)
        Prepaid drilling contracts                                            147,750                27,000
        Accrued expenses                                                       12,871                (1,813)
                                                                          -----------              --------
Net cash provided (used) by operations                                        377,298              (166,270)
                                                                          -----------              --------

Cash flows from financing activities:
   Payments of debt                                                        (1,121,329)             (455,223)
   Proceeds from notes payable                                              1,379,851               150,000
   Proceeds from exercise of warrants                                           9,800                  -
                                                                          -----------              --------
Net cash provided (used) in financing activities                              268,322              (305,223)
Cash flows from investing activities:
   Purchase of property and equipment                                        (864,997)             (421,004)
   Proceeds from sale of equipment                                             26,500               277,251
                                                                          -----------              --------
Net cash used in investing activities                                        (838,497)             (143,753)
                                                                          -----------              --------
Net increase (decrease) in cash                                              (192,877)             (615,246)
Beginning cash and cash equivalents                                           221,816               788,172
                                                                          -----------              --------
Ending cash and cash equivalents                                          $    28,939               172,926
                                                                          ===========              ========





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

            At April 1, 1995, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $789,000 (expiring 1995 through 2007) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $16,160,000 (expiring 1998 through 2006) which are also available to reduce future Federal income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

            After the Company reduced its $200,000 revolving line of credit to $1,000, cash and cash equivalents at September 30, 1995 were $28,939 compared to $221,816 at March 31, 1995. Working capital decreased to a negative $1,102,265 at September 30, 1995 from a negative $658,399 at March 31, 1995 primarily as a result of accounts payable and prepaid drilling contracts increasing by $554,180. Correspondently, the current ratio at September 30, 1995 was 0.5:1 compared to 0.6:1 at March 31, 1995. Working capital and the current ratio are negatively impacted by the short-term nature of the Company's indebtedness. Accounts receivable increased to $768,920 at September 30, 1995 from $208,988 at March 31, 1995. Contract drilling in progress decreased to $232,312 at September 30, 1995 from $437,563 at March 31, 1995.

            Since March 31, 1995, property and equipment expenditures increased by $828,251. This increase is comprised of the following: $527,460 on drilling equipment, $265,393 on land, buildings and improvements, $22,367 on transportation equipment, $7,444 on office furniture and equipment and $5,587 on investment in oil and gas properties. Drilling equipment increased primarily as a result of the acquisition of a fifth land drilling rig. The purchase of this rig was accomplished through a cash payment of $45,000 and a non-recourse seller note of $300,000. The increase in land, buildings and improvements was the result of the purchase of the 5,000 square foot office building which the Company occupies as its headquarters in San Antonio. The building was

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       purchased through a combination of $245,000 in bank and government financing and cash of $20,000. The Company had leased the building since February, 1993.

            Current and long-term debt obligations in the form of notes payable increased by $258,480 from March 31, 1995 to September 30, 1995. The elements of this increase were the purchase of the rig for a debt of $300,000, purchase of transportation equipment with related debt of $31,575, conversion of a trade vendor's open account to a short term note in the amount of $94,393, the borrowing of $106,641 for the cost of drilling a well in the last quarter of fiscal 1995, the purchase of the office building for $245,000 and payments $519,129 on debt during the period. The financing secured by the office building contains a demand clause which, under generally accepted accounting principles, requires that the debt be classified as current even though it is payable over ten years.

            Accounts payable at September 30, 1995 were $1,170,021, an increase of $406,430 from $763,591 at March 31, 1995. This increase resulted from increased drilling activity in the period preceding the end of the quarter, the granting of extended payment terms to certain drilling customers resulting in slower payment of accounts payable, higher repair and maintenance costs on drilling equipment and the lingering effects of a $228,000 uncollectible account from one of the Company's drilling customers in fiscal 1995. Accrued expenses increased to $211,211 at September 30, 1995 from $198,340 at March 31, 1995.

Results of Operations

            While contract drilling revenue for the quarter ended September 30, 1995 decreased 7.9% to $1,325,512 compared to $1,439,439 in the same quarter a year earlier and oil and gas revenue decreased 7.6% to $122,686 from $132,789, cash flow from operations remained positive. Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) was $9,291 in the current quarter compared to $141,083 in the same quarter a year earlier and $223,783 for six months ended September 30, 1995 compared to $239,297 for six months ended September 30, 1994.

            The decline in drilling revenue was due to decreased drilling activity, 215 drilling days in the current quarter compared to 251 drilling days in the same quarter in fiscal 1995. Rig utilization declined to 47% in the current quarter from 80% in the same quarter a year earlier. This decline was due in part to the discontinuation of a customer's long-term drilling program which provided steady drilling for one of the rigs and decreased activity resulting from a softening in natural gas prices. During the current quarter, the Company operated five rigs, while in fiscal 1995, the Company operated three rigs for the first two months of the quarter and four rigs in the last month of the quarter.

            In the current quarter, oil and natural gas production was essentially level with last year at an equivalent of 7,476 barrels of oil, while in the same quarter a year earlier production was the equivalent of 7,471 barrels of oil. Average prices for natural gas declined 15% to $1.66 this quarter compared to $1.96 per mcf in the same quarter in fiscal 1995 and oil prices declined 1% to $17.12 per barrel this quarter compared to $17.37 in the same quarter last year.

            While total revenues declined by 10%, total operating costs and expenses for the quarter ended September 30, 1995 increased slightly to $1,595,089, up $7,580 from operating costs and expenses of $1,587,509 in the same quarter a year earlier. Drilling costs, when compared with the same quarter a year earlier, increased 5.7% and oil and gas costs increased 20.3%. Drilling costs this quarter increased as a result of a change in the mix of business to a greater percentage of turnkey work, problems encountered on three specific jobs and higher repair and maintenance costs. With the decline in the number of drilling days and drilling revenue coupled with an increase in drilling costs, the Company's average daily drilling margin (drilling revenue less drilling costs) decreased to $331 per day in the current quarter from $1,009 per day in the same quarter a year earlier. The increase in oil and gas costs was primarily due to additional costs associated with the Willard Behrens #2 which was put on production in February, 1995.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

            Increases in depreciation and depletion and general and administrative expenses further impacted operating earnings. Depreciation, depletion and amortization costs increased 27% to $150,289 in the quarter ended September 30, 1995 from $118,293 in the quarter ended September 30, 1994. This increase was due to an increase in the estimated depletion cost per unit for the current quarter when compared with the estimated depletion cost per unit for the same quarter a year earlier and to an increase in depreciation expense resulting from the addition of equipment since September 30, 1994. General and administrative expenses increased to $148,552 in the current quarter from $134,414 in the same quarter a year earlier resulting primarily from the settlement of a personal injury lawsuit filed by one of the Company's leased personnel. The settlement amount was $12,600, $5,000 of which was the policy deductible and $7,600 of which was payable in lieu of an insolvent Lloyds underwriter.

            Other income and expense increased to $21,022 in the current quarter from a negative $26,160 in the same quarter a year earlier. Although interest expense increased 77% this quarter over the same quarter in the prior year and interest income declined 63%, other income and expense increased due to the minority partner's allocation of its portion of the loss of the Company's partnership.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On August 25, 1995 the annual meeting was held to consider electing five directors to serve until their successors are duly elected and qualified; to consider a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 15,000,000; to amend the Company's Articles of Incorporation to effect a reverse stock split on a 1 for 3 basis of the outstanding Common Stock of the Company, effective upon the subsequent approval of the Company's Board of Directors; to approve the adoption of the 1995 Stock Plan; and to approve selection of KPMG Peat Marwick as auditors for the fiscal year ending March 31, 1996. Total shares voted were 4,077,781 or 75.40 percent of the eligible voters representing 5,408,000 shares.

            Mr. Robert R. Marmor, Wm. Stacy Locke, William D. Hibbetts, Al Dowell and Charles Tichenor were elected by 3,981,663 or 73.63 percent of the shareholders, with 96,118 or 1.77 percent votes withheld and no exceptions. There were no other directors whose term of office continued after the meeting. The shareholders approved the amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 15,000,000 with 3,940,840 or 72.87 percent voting for, 110,000 or 2.03 percent against, 19,738 or .37 percent abstaining and 7,203 or .13 percent brokers no vote. The proposal to amend the Company's Articles of Incorporation to effect a reverse stock split on a 1 for 3 basis of the outstanding Common Stock of the Company, effective upon the subsequent approval of the Company's Board of Directors was approved by 3,966,174 or 73.34 percent voting for the proposition, 62,416 or 1.15 percent against, 41,988 or .78 percent abstaining and 7,203 or .13 percent brokers no vote. The proposal for the adoption of the 1995 South Texas Drilling & Exploration, Inc. Stock Plan was approved by 3,091,132 or 57.16 percent voting for, 121,900 or 2.25 percent voting against, 38,273 or .71 percent abstaining and 826,476 or 15.28 percent brokers no vote. The selection of KPMG Peat Marwick as auditors of the Company for the fiscal year ending March 31, 1996 was approved by 4,038,169 or 74.67 percent voting for, 6,324 or .12 percent voting against, and 33,288 or .61 percent abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.   None.

       (b)  Reports on Form 8-K.   None

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SOUTH TEXAS DRILLING &
                                             EXPLORATION, INC.



                                           /s/ Robert R. Marmor
                                           -------------------------------------
                                           Robert R. Marmor
                                           Chairman of the Board

Dated:  November 10, 1995

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

   Signature                                      Title                                   Date
   ---------                                      -----                                   ----


    /s/ Robert R.Marmor                      Chairman of the Board                    November 10, 1995
    --------------------
    Robert R. Marmor


    /s/ Wm. Stacy Locke                      President and Chief Executive            November 10, 1995
    --------------------                     Officer
    Wm. Stacy Locke


    /s/ Chris F. Parma                       Controller                               November 10, 1995
    --------------------
    Chris F. Parma