Form 10-Q
period 1995-12-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1996-02-14
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1995

                                       OR

( )  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the transition period from    N/A      to
                                                    -----------    -----------
Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                       74-2088619
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification Number)

                9310 Broadway, Bldg. I, San Antonio, Texas 78217
                    (Address of principal executive offices)
                                   (Zip Code)

                                  210-828-7689
              (Registrant's telephone number, including area code)

________________________________________________________________________________
  (Former name, address and former fiscal year, if changed since last report)

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

                                                                 Yes     No
                                                                    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               Class                               Outstanding at February 12, 1996
               -----                               --------------------------------
Common Stock, $.10 par value                                  5,601,000

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets

                                                                          December 31,              March 31,
   ASSETS                                                                     1995                    1995
   ------                                                                     ----                    ----
Current Assets:
   Cash                                                                   $   244,696                  221,816
   Receivables                                                              1,206,919                  208,988
   Contract drilling in progress                                                -                      437,563
   Prepaid expenses                                                            30,268                   60,006
                                                                          -----------              -----------
      Total current assets                                                  1,481,883                  928,373
                                                                          -----------              -----------

Property and equipment                                                     10,828,838               10,266,040
Accumulated depreciation, depletion and amortization                        7,896,352                7,751,704
                                                                          -----------              -----------
Net property and equipment                                                  2,932,486                2,514,336
                                                                          -----------              -----------
Investment in notes receivable                                                 27,404                   30,549
                                                                          -----------              -----------
   Total assets                                                             4,441,773                3,473,258
                                                                          ===========              ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Short-term debt                                                            686,254                  622,025
   Current installments, long-term debt                                       110,471                    2,816
   Accounts payable                                                         1,281,973                  763,591
   Prepaid drilling contracts                                                 113,700                    -
   Accrued expenses                                                           120,589                  198,340
                                                                          -----------              -----------
      Total current liabilities                                             2,312,987                1,586,772

Long term debt                                                                366,154                   87,623
Minority interest                                                              36,943                  258,024
                                                                          -----------              -----------
   Total liabilities                                                        2,716,084                1,932,419
                                                                          -----------              -----------
Shareholders' equity:
   Preferred stock, noncumulative, $1.00 par value.
      Authorized 1,000,000 shares; issued and out-
      standing 235,000 shares at December 31, and
      March 31, 1995.                                                         235,000                  235,000
   Common stock, $0.10 par value.
      Authorized 15,000,000 shares; issued and out-
      standing 5,601,000 at December 31 and
      5,408,000 at March 31, 1995.                                            560,100                  540,800
Additional paid-in capital                                                 15,899,227               15,854,757
Retained earnings (deficit)                                               (14,838,733)             (15,089,718)
                                                                          -----------              -----------
                                                                            1,855,594                1,540,839
Less Treasury stock, at cost, 319,767 shares                                  129,905                   -
                                                                          -----------              -----------
Total shareholders' equity                                                  1,725,689                1,540,839
                                                                          -----------              -----------
Total Liabilities and shareholders equity                                 $ 4,441,773                3,473,258
                                                                          ===========              ===========



See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended                Nine Months Ended
                                                               December 31,                       December 31,
                                                       -------------------------------    -----------------------------
                                                           1995               1994            1995             1994
                                                           ----               ----            ----             ----
Revenues:
    Contract drilling                                  $  1,847,471          1,663,805       5,190,226        4,139,166
    Oil & gas                                               109,928            119,793         367,980          371,505
    Management fees and others                                 (701)            27,817          27,761           70,140
    Subsidiary/Partnership income                             -                 -               -                 -
                                                       ------------       ------------    ------------     ------------
    Total operating revenues                              1,956,698          1,811,415       5,585,967        4,580,811
                                                       ------------       ------------    ------------     ------------
Costs and expenses:
    Contract drilling                                     1,429,620          1,455,315       4,488,045        3,559,297
    Oil and gas                                              48,039             55,337         125,477          127,364
    Depreciation, depletion and amortization                146,658            107,450         436,649          325,268
    General and administrative                              117,739             89,787         387,362          330,077
    Doubtful accounts                                          -                  -               -             113,800
                                                       ------------       ------------    ------------     ------------
Total Operating Costs & Expenses                          1,742,056          1,707,889       5,437,533        4,455,806
                                                       ------------       ------------    ------------     ------------
Earnings from operations                                    214,642            103,526         148,434          125,005
                                                       ------------       ------------    ------------     ------------
Other income (expense):
    Interest expense                                        (29,666)           (14,539)        (82,920)         (47,673)
    Interest income                                           1,448              1,681           3,473            5,317
    Gain on sale of assets                                  141,423              1,759         165,406           34,797
    Minority interest in earnings of partnership            (15,408)           (24,706)         16,592          (37,249)
                                                       ------------       ------------    ------------     ------------
Total other income (expense)                                 97,797            (35,805)        102,551          (44,808)
                                                       ------------       ------------    ------------     ------------
Earnings (loss) before income taxes and
    extraordinary item                                      312,439             67,721         250,985           80,197
Income taxes                                                   -                  -               -                -
                                                       ------------       ------------    ------------     ------------
Earnings (loss) before extraordinary item                   312,439             67,721         250,985           80,197
Extraordinary item                                             -                  -               -                -
                                                       ------------       ------------    ------------     ------------
Net earnings (loss)                                    $    312,439             67,721         250,985           80,197
                                                       ============       ============    ============     ============
Net earnings (loss) per common and common
    equivalent share:
    Earnings (loss) before extraordinary item          $       0.05               0.01            0.04             0.01
    Extraordinary item                                         0.00               0.00            0.00             0.00
                                                       ------------       ------------    ------------     ------------
    Net earnings (loss)                                $       0.05               0.01            0.04             0.01
                                                       ============       ============    ============     ============

Weighted average number of shares                         5,534,333          5,510,000       5,441,693        5,414,222
                                                       ============       ============    ============     ============




NOTE: At December 31, 1995 the Company has a remaining net operating loss carryforward of approximately $16,660,000 and investment credit carryforward of approximately $789,000.



See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                    Nine Months Ended
                                                                                      December 31,
                                                                              -----------------------------
                                                                                  1995              1994
                                                                                  ----              ----
Cash flows from operating activities:
   Net earnings (loss)                                                         $  250,985            80,198
Adjustments to reconcile net earnings
   to net cash provided (used) by operating activities:
   Depreciation, depletion, amortization                                          436,649           325,268
   Provision for doubtful accounts                                                  -               113,800
   Stock issued to directors as compensation                                       13,340            40,770
   Gain on sale of assets                                                        (165,407)          (34,796)
   Minority interest in equity of partnership                                     (16,591)            -
   Changes in current assets and liabilities:
         Accounts and note receivable                                            (994,785)          (79,337)
         Contract drilling in progress                                            437,563          (318,317)
         Prepaid expenses                                                          29,737           (46,658)
         Notes payable-trade creditors                                               -                -
         Accounts payable                                                         518,382           (32,113)
         Prepaid drilling contracts                                               113,700           190,000
         Accrued expenses                                                         (77,751)          (67,806)
                                                                              -----------       -----------

Net cash provided by operations                                                   545,822           171,009
                                                                              -----------       -----------

Cash flows from financing activities:
   Payments of debt                                                            (1,171,229)         (742,408)
   Proceeds from notes payable                                                  1,621,644           349,000
   Proceeds from exercise of warrants and options                                  47,300             -
                                                                              -----------       -----------

Net cash provided (used) by financing activities                                  497,715          (393,408)
                                                                              -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                          (1,063,494)         (535,422)
   Proceeds from sale of equipment                                                 42,837           283,252
                                                                              -----------       -----------

Net cash (used) in investing activities                                        (1,020,657)         (252,170)
                                                                              -----------       -----------

Net increase (decrease) in cash                                                    22,880          (474,569)

Beginning cash and cash equivalents                                               221,816           788,172
                                                                              -----------       -----------

Ending cash and cash equivalents                                              $   244,696           313,603
                                                                              ===========       ===========




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

            Cash and cash equivalents at December 31, 1995, were $244,696 compared to $221,816 at March 31, 1995. The current ratio at December 31, 1995 was 0.64:1 compared to 0.59:1 at March 31, 1995. Working capital decreased to a negative $831,104 at December 31, 1995 from a negative $658,399 at March 31, 1995. Accounts receivable increased to $1,206,919 at December 31, 1995 from $208,988 at March 31, 1995.
       Contract drilling in progress decreased to zero at December 31, 1995 from $437,563 at March 31, 1995 as all the rigs had completed drilling contracts in the latter part of December, 1995 and had not yet started on new contracts.

            Since March 31, 1995, property and equipment costs increased by $562,798. Of this amount, a net of $254,302 was spent on drilling equipment, $5,587 was spent on investment in oil and gas properties, $22,367 was spent on transportation equipment, $273,098 was spent on land, buildings and improvements, and $7,444 was spent on office furniture and equipment. The increase in drilling equipment resulted from the acquisition of an additional land drilling rig and the sale of the Company's one-half interest in another land drilling rig. The

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       purchase of the one rig was accomplished through a cash payment of $45,000 and seller financing of $300,000. The Company's one-half interest in the other rig was sold to the owner of the other one-half interest for 319,767 shares of the Company's common stock. The sale was accomplished through the dissolution of the partnership which owned and operated the rig. In the dissolution, each partner received a one-half interest in the rig. The Company's subsidiary, which was the general partner in the partnership, then sold its one-half interest in the rig to the other partner for the Company's common stock. The subsidiary's investment in the Company's stock is treated as treasury stock and reduces the Company's shareholders' equity. The increase in land, buildings and improvements was the result of the purchase of the office building which the Company occupies as its headquarters in San Antonio. The 5,000 square foot building was purchased through a combination of $245,000 in bank and government financing and cash of $20,000. The Company had leased the building since February, 1993.

            Current and long-term debt obligations in the form of notes payable increased by $450,415 from March 31, 1995 to December 31, 1995. The elements of this increase were the purchase of the rig for a debt of $300,000, purchase of transportation equipment with related debt of $31,575, conversion of a trade vendor's open account to a short term note in the amount of $94,393, the borrowing of $106,641 for the cost of drilling a well in the last quarter of fiscal 1995, the purchase of the office building for $245,000 and payments on debt during the quarter. The bank financing secured by the office building contains a demand clause which, under generally accepted accounting principles, requires that the debt be classified as current even though it is payable over ten years. The Small Business Administration financing secured by the office building contains no demand clause and is payable over twenty years.

            Accounts payable at December 31, 1995 were $1,281,973, an increase of $518,382 from $763,591 at March 31, 1995. This increase in accounts payable resulted from increased drilling activity in the period, the granting of extended terms to some drilling customers resulting in slower payment of accounts payable, unusually high repair and maintenance costs on drilling equipment, and the lingering effects of a $228,000 uncollectible account from one of the Company's drilling customers in fiscal 1995. Accrued expenses decreased to $120,589 at December 31, 1995 from $198,340 at March 31, 1995.

Results of Operations

            While contract drilling revenue for the quarter ended December 31, 1995 increased 11% to $1,847,471 compared to $1,663,805 in the same quarter a year earlier and oil and gas revenue decreased 8.2% to $109,928 from $119,793, cash flow from operations remained positive. Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) was $361,300 in the current quarter compared to $210,976 in the same quarter a year earlier and $585,083 for nine months ended December 31, 1995 compared to $450,273 for nine months ended December 31, 1994.

            The increase in drilling revenue was due to increased drilling activity, 285 drilling days in the current quarter compared to 253 drilling days in the same quarter in fiscal 1995. Rig utilization declined to 63% in the current quarter from 69% in the same quarter a year earlier. The utilization rate shows a decline even though there was an increase in the number of drilling days because the Company operated five rigs in the current quarter compared to four rigs in the same quarter a year earlier.

            In the current quarter, oil and natural gas production declined 7.5% to an equivalent of 6,339 barrels of oil, while in the same quarter a year earlier production was the equivalent of 6,855 barrels of oil. Average prices for oil increased 4% to $17.10 per barrel in the current quarter from $16.45 in the same quarter a year earlier and natural gas prices declined 2.6% to $1.85 per mcf in this quarter compared to $1.90 in the same quarter a year earlier.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


            While total revenues increased by 8%, total operating costs and expenses for the quarter ended December 31, 1995 increased 2% to $1,742,056, up $34,167 from operating costs and expenses of $1,707,889 in the same quarter a year earlier. Drilling costs, when compared with the same quarter a year earlier, decreased 2% and oil and gas costs decreased 13%. This decrease in drilling costs was the result of lower maintenance costs and the elimination of some personnel. With the increase in the number of drilling days and drilling revenue coupled with the decrease in drilling costs, the Company's average daily drilling margin (drilling revenue less drilling costs) increased to $1,466 per day in the current quarter from $824 per day in the same quarter a year earlier.

            Increases in depreciation and depletion and general and administrative expenses further impacted operating earnings. Depreciation, depletion and amortization costs increased 36% to $146,658 in the quarter ended December 31, 1995 from $107,450 in the quarter ended December 31, 1994. This increase was due to an increase in the estimated depletion cost per unit for the current quarter when compared with the estimated depletion cost per unit for the same quarter a year earlier and to an increase in depreciation expense resulting from the addition of equipment since December 31, 1994. General and administrative expenses increased to $117,739 in the current quarter from $89,787 in the same quarter a year earlier. This increase was primarily payroll related.

            Other income and expense increased to $79,345 in the current quarter from a negative $35,805 in the same quarter a year earlier. The primary reason for this increase was the dissolution of a drilling partnership and the resulting sale of the Company's remaining one-half interest in a drilling rig. The Company originally sold a one-half interest in the rig in August, 1994. However, since the Company was still involved in the operations and management of the rig, the gain on the sale was deferred. With the final disposition of the rig, the Company is now able to recognize the full gain on the sale of the rig. The total compensation received for the rig was $250,000 in cash, received in August, 1994, and 319,767 shares of the Company's common stock, received in December, 1995.


                          PART 11.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

            None.

(b)  Reports on Form 8-K.

            None.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SOUTH TEXAS DRILLING &
                                             EXPLORATION, INC.



                                           /s/ Robert R. Marmor
                                           ----------------------------------
                                           Robert R. Marmor
                                           Chairman of the Board


Dated:  February 12, 1996

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

           Signature                             Title                                       Date
           ---------                             -----                                       ----
     /s/Robert R. Marmor                      Chairman of the Board                    February 12, 1996
     -------------------------------
     Robert R. Marmor


     /s/Wm Stacy Locke                        President and Chief
     -------------------------------          Executive Officer                        February 12, 1996
     Wm. Stacy Locke



     /s/Chris F. Parma                        Vice President and Chief                 February 12, 1996
     --------------------------------          Financial Officer
     Chris F. Parma

                         EXHIBIT  INDEX

  Exhibit No.         Description
  -----------         -----------

      27              Financial Data Schedule