Form 10-K
period 1996-03-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1996-06-28
CIK 320575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

================================================================================

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number   2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)



              TEXAS                                            74-2088619
       (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                      Identification Number)

9310 Broadway, Bldg. I              San Antonio, Texas              78217
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code 210-828-7689

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                  Name of each exchange on
                                                         which registered
       None                                                    None


          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $0.10 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                    ---     --

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of bid and ask closing sales prices on June 19, 1996): $1,645,496

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 19, 1996.

         Class:  Common Stock                     Shares Outstanding: 5,654,333
         Par Value:  $0.10

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                   PART I

ITEM 1.  BUSINESS

    South Texas Drilling & Exploration, Inc. and its subsidiaries (the "Company") are engaged in the business of providing land contract drilling services for the oil and gas industry; oil and gas exploration and development activity for its own account; and operation of oil and gas wells for its own account and those of outside investors. The revenues; earnings (loss) from operations; identifiable assets; depreciation, depletion and amortization; and capital expenditures are reported for each of its business segments for the fiscal years ended March 31, 1996, 1995 and 1994 in note 5 ("Business Segments and Supplementary Earnings Information") of the Notes to Consolidated Financial Statements, which note is incorporated herein by reference.

                               CONTRACT DRILLING

    The Company currently owns four land drilling rigs with approximate depth capabilities ranging from 6,000 feet to 11,500 feet. Of these four rigs, three were operated during all of fiscal 1996, while the fourth was placed in service in May, 1995. The Company also operated a fifth rig through the end of the third quarter of fiscal 1996. The rig was owned by a partnership in which one of the Company's wholly-owned subsidiaries was the general partner. The operations of the partnership are included in the Company's consolidated financial statements. In December, 1995, the partnership was terminated and the Company's subsidiary sold its one-half interest in the drilling rig. The Company's rigs are presently operating in south Texas and along the Gulf Coast of Texas. All four of the rigs are currently in operation.

Drilling Equipment

    A land drilling rig consists of engines, drawworks, mast, pumps to circulate the drilling mud, blowout preventors, drillstring and related equipment. The size and type of rig used depends upon well depth and site conditions, among other factors. A description of the type and capability of the land drilling rigs operated by the Company is set forth in the following table:

                                             Approximate        Aggregate
      Rig                                      Depth           Utilization
      Number       Type                      Capability        During 1996
      ------       ----                      ----------        -----------
      4            Skytop - Brewster
                     N-46                      11,500              59%

      6            Skytop - Brewster
                     DHI-4610                  10,000              66%

      11           Skytop - Brewster
                     N-46                      11,500              82%

      14           Skytop - Brewster
                     N-46                      11,500              62%


    Minor repair work on the drilling rigs is performed on-site by the Company's employees, but major repair work and overhaul of drilling equipment on a contractual basis are performed by unaffiliated oil field service companies. In the event of major breakdowns or mechanical problems, the Company's rigs could be subject to significant idle time and a resulting loss of revenue if such repair services were not immediately available. The Company engages in periodic maintenance and improvement of its drilling equipment and believes that its drilling rigs and other related equipment are in good operating condition. The Company has experienced no substantial down time as the result of repair or overhaul of its equipment.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

    Principal materials, supplies and equipment necessary for drilling operations are fuels to operate drilling equipment, drilling mud, tubular steel, cement, drill bits, and other miscellaneous items. Certain of these items were in short supply from time to time during prior periods of high drilling demand. At the present time, the Company is not experiencing any significant shortages of materials, supplies and equipment used in drilling, and does not foresee any shortages materially affecting its operations.

Contracts

    All contracts under which the Company is presently conducting its land drilling operations provide for rate charges determined on a daywork, footage or turnkey basis, with rates dependent on the anticipated complexity of drilling the well, on-site drilling conditions, the type of equipment to be used, the Company's estimate of the risks involved, the duration of the work to be performed and competitors' rates among other considerations. Daywork contracts provide for a fixed charge per day for drilling the well, and the customer generally bears the major portion of the related costs and risks of drilling.

    With certain limitations, contracts entered into on a footage basis provide for an agreed price per foot drilled regardless of the time required or the problems involved in drilling the well. Related costs of drilling (i.e., rig mobilization, labor, fuel usage and other costs) are included in the footage charge. As compared to daywork contracts, footage contracts involve a higher degree of risk to the Company.

    Contracts entered into on a turnkey basis usually require the Company to deliver to the operator a completed hole drilled to a specified depth. In addition to all costs incurred when drilling on a footage basis, the Company is usually also responsible for drilling fluids, water and other costs. As this type of contract places a greater degree of risk on the Company than daywork or footage contracts, the anticipated gross margin on this type of contract is usually greater than on daywork or footage contracts.

    Drilling contracts are obtained either through competitive bidding or through direct negotiation. Contracts are usually entered into by the Company covering the drilling of one well and obligate the Company to advance certain costs and to assume certain expenses in connection with drilling operations. During the year ended March 31, 1996 the Company drilled 48 wells with 54% of contract drilling revenues attributable to daywork contracts, 20% to footage contracts, and 26% to turnkey contracts.

    Uncertainty relating to oil and gas prices and the domestic gas surplus has led to significant reductions in drilling activity by oil and gas producing companies. Furthermore, the phased-in reduction of the highest marginal income tax rates applicable to individual investors has reduced commitments of capital to oil and gas drilling funds. Additionally, increased costs due to government regulation have resulted in the movement of much of the drilling activities to locations overseas. The aggregate impact of these diverse economic factors has resulted in significant reductions of oil company commitments to domestic oil and gas exploration and consequent slackening of overall demand for drilling rigs.

    During the year ended March 31, 1996, the largest customer of the Company's drilling rigs was Columbia Gas Development Corp. This customer accounted for approximately 17% of contract drilling revenues of the Company during that period. No other single customer accounted for more than 10% of the Company's contract drilling revenues for 1996.

    The Company actively markets its rigs and completed contracts for 27 customers in 1996, compared to 19 customers in 1995 and 24 customers in 1994.

    The loss of any of the Company's land drilling customers could have a material adverse effect on the Company's business, particularly with respect to the time required to find other users of the rig concerned. See "Competitive,

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Business and Operational Risks in Contract Drilling" in Part I. During the last quarter of fiscal 1991, drilling activity in south Texas began to decline, although, there was marked increase in activity during the third quarter of fiscal 1993 and the second and third quarters of fiscal 1994. During the first three quarters of fiscal 1995, drilling activity was stable but it decreased significantly in the last quarter of the fiscal year primarily due to a fall in natural gas prices. In fiscal 1996 drilling activity returned to stability. Since the 1991 decline, the Company has seen an increase in the number of requests from current and potential customers for bids on footage and turnkey terms.

Competitive, Business and Operational Risks in Contract Drilling

    The Company encounters substantial competition in its contract drilling operations from other drilling contractors. The usual method of competition in the contract drilling industry is on the basis of price, customer relations, rig availability and suitability, service, performance and condition of equipment used. Competition for contract drilling is primarily on a regional basis, and many of the Company's competitors in south Texas have financial resources, and technical staffs and facilities substantially greater than those of the Company. With the decline in drilling activity which began in the last quarter of fiscal 1991, competition, especially as to price, has intensified.

    Land contract drilling in oil and gas operations is subject to a number of operational risks and hazards including blowouts, cratering, fires and explosions. Any one of these happenings could cause serious damage to equipment, personnel, property and/or the financial condition of the Company. In addition, there is a risk that damage to the environment could result from some of the Company's operations, particularly through oil spillage or extensive, uncontrolled fires. While the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage, or damage to the environment. In the event that such insurance was not adequate, the occurrence of a significant event could have a material adverse effect on the Company's financial position and results of operations. Under current conditions, the Company anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable or that certain types of coverage will be available at any cost.


                     OIL AND GAS OPERATIONS AND PROPERTIES

    The Company's oil and gas operations consist of the ownership of certain oil and gas properties and the exploration, development and production of oil and gas. In June, 1992, the Company acquired operating interests in 17 producing wells. During fiscal 1994 and fiscal 1995 the Company drilled three additional wells. No wells were added in fiscal 1996.

Productive Wells and Acreage

    At March 31, 1996, the Company had operating interests in 20 producing wells in Texas. Additionally, at March 31, 1996, the Company had additional minor investments in working interests and overriding royalty interests in productive wells and developed acreage in Texas. However, the Company believes the value and the amount of reserves in these properties are not significant in relation to the value and the reserves in the operating interests. Therefore, the working interests and overriding royalty interests have been omitted from this report. The following table presents information on the wells in which the Company has an operating interest:

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                            Productive Wells (1) (2)
                       ---------------------------------           Developed
                            Oil                  Gas             Acreage(2)(3)
                       ----------------     -------------       ---------------
Location by County     Gross       Net      Gross    Net        Gross      Net
- ------------------     -----      -----     -----   -----       -----     -----
Texas
- -----
Bastrop                   14       6.41       1       .62       1,198       522

Lee                        5       3.16       -         -         369       229
                          --       ----       -       ---        -----      ---

                          19       9.57       1       .62       1,567       751
                          ==       ====       =       ===       =====       ===


(1) A "productive well" is a well either producing or capable of producing oil or gas. The Company owns no interests in wells with multiple completions.

(2) A "gross" well or acre is a well or acre in which a working interest is owned. "Net" wells or acres reflect the sum of fractional working interests owned in gross wells or acreage.

(3) "Developed acreage" is acreage spaced or assigned to productive wells.

    Oil and gas properties in general are subject to customary royalty interests contracted for in connection with the acquisition of title, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements, and restrictions. The Company believes that the existence of such burdens will not materially detract from the general value of its working interests.

Exploration and Development

    The Company's oil and gas exploration and development activities consist of the geological evaluation of prospective oil and gas properties, the acquisition of working interests in oil and gas leases, and the production and sale of oil and gas from such properties. The Company participates as an operator and a non-operator with other individuals, partnerships and corporations in its oil and gas operations, as is customary in the industry.
In June, 1992, the Company acquired operating interests in 17 producing wells. During fiscal 1994 and fiscal 1995 the Company drilled three additional wells.

    Net oil and gas reserves attributable to the interest of the Company, quantities of oil and gas available to be produced by the Company and the estimated future net revenue and present worth of future net revenue, discounted at 10% per annum, have been estimated as set forth in Note 9, "Oil and Gas Producing Activities", in the "Notes to Consolidated Financial Statements" of this Report. This note is incorporated herein by reference.

    The Company does not believe that there have been any major discoveries or other favorable or adverse events since the date of the preparation of reserve estimates which would cause a significant change in the estimated proved reserves of future net revenue as set forth in "Oil and Gas Producing Activities" of the "Notes to Consolidated Financial Statements" of this Report.

    Estimates of oil and gas reserves are projections based on engineering information and data. There are uncertainties inherent in the interpretation of all such data, and there can be no assurance that the reserves will be ultimately realized.

    Except for filing reserve data with the Securities and Exchange Commission in various reports which are required to be filed under its rules, the Company is not required to and does not file any reports of reserves with any federal or state authority or agency.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

    In prior years, the Company participated with small interests as a working interest owner in various development wells. The Company will participate in development and exploratory wells in the future on a more focused basis and with larger working interest participation. Strategically, such investments will be low to medium risk ventures and/or participation in producing properties. During the periods covered by this Report, the Company had no investment in exploratory wells. The following table sets forth certain information with respect to the Company's investment in development wells during the years indicated:

                                          Years Ended March 31,
                           ----------------------------------------------------------
                                1996                 1995                  1994
                           --------------       --------------       ----------------
                           Gross     Net        Gross     Net        Gross       Net
                           -----    -----       -----    -----       -----      -----
    Development Wells:
       Oil                     -        -           1      .68           2       1.90
       Gas                     -        -           -        -           -          -
       Dry hole                -        -           1      .04           1        .05
                           -----    -----        ----    -----       -----      -----
         TOTAL                 -        -           2      .72           3       1.95
                           =====    =====        ====    =====       =====      =====

Production Information

    The Company is involved in oil and gas exploration, development and production. Oil and gas production accounted for approximately 5.1% of the Company's total revenues in the fiscal year ended March 31, 1996 compared with
7.4 % in the fiscal year ended March 31, 1995.

                                                  Years Ended March 31,
                                        ----------------------------------------
                                           1996             1995          1994
                                        ---------         --------      --------
Oil Production (in Bbls) (1)               12,260           15,700        16,458
Gas production (in Mcf) (1)                89,802           73,488        66,805
Revenues from production (1)            $ 380,110          405,409       410,674
Production (lifting) costs (2)          $ 169,008          166,594       178,501
    Net Revenues                        $ 211,102          238,815       232,173

Average sales price:
  Oil (per Bbl)                         $   17.70            17.00         16.14
  Gas (per Mcf)                         $    1.84             1.91          2.19

Average production cost per unit
  (in barrel equivalents) (3)           $    6.21             5.96          6.47

(1) Oil and gas production is shown net of royalties attributable to the interests of others and is based upon production reports furnished to the Company by the operators.

(2) "Production (lifting) costs" are costs directly related to the extraction of oil or gas including production taxes, but do not include depreciation, or amortization of exploration and development costs.

(3) Average production costs per unit were determined on the basis of six Mcf of gas being equivalent to one barrel of oil.

Marketing and Customers

       Oil and gas produced by the Company are marketed under contracts in accordance with usual industry practice. Oil is sold under short-term agreements for delivery at or near the well site at posted field prices which may fluctuate depending on market conditions and the quality and classification of the oil produced.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

       The extent of demand for oil and gas and prices for oil and gas in general depend on domestic production and consumption, the amount of foreign oil imported and, in the case of gas, the proximity and capacity of natural gas pipelines. There can be no assurance that favorable market conditions will exist in the future, nor can it be determined what effect, if any, future regulation of the oil and gas industry will have upon the Company's marketing, operations or production.

                            GOVERNMENTAL REGULATION

       Governmental regulations promulgated by various state and federal authorities directly influence the Company's operations insofar as they regulate operations of the Company's rigs, impact prices and therefore supplies of and demands for oil and gas, and influence various costs associated with petroleum exploration and production.

Regulation of Production

       The production of oil and gas is subject to extensive federal and state laws, rules, orders and regulations governing a wide variety of matters. Numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply.

       State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company operates or might operate also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishing of maximum rates of production from oil and gas wells and the spacing of such wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties. As a result of domestic crude oil shortages, there has been no limit on allowable daily production on the basis of market demand since mid-1972, although at some locations production continues to be regulated for conservation purposes. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations may be conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly situated operators are provided with reasonable opportunities to produce their respective fair shares of available oil and gas reserves. However, since these regulations generally apply to all oil and gas producers, management of the Company believes that these regulations should not put the Company at a material disadvantage to other oil and gas producers.

Regulation of Sales and Transportation of Natural Gas

       Certain sales, transportation and resales of natural gas by the Company are subject to both federal and state laws and regulations, including the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978 (the "NGPA") and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and may affect all who produce, resell, transport, purchase or consume natural gas.

       The FERC's transportation regulations primarily affect the operations of the Company by virtue of the need to deliver the Company's gas production to markets served by interstate or intrastate pipelines governed by these regulations. In most instances, interstate pipelines represent the only available method of accomplishing such transportation.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

       Federal and state authorities have issued numerous orders during the last several years governing the sale and transportation of natural gas and, no doubt, will continue to issue other orders and actions which may significantly affect the operations of the Company.

Price Controls on Liquid Hydrocarbons

       Sales of crude oil, condensate, and natural gas liquids by the Company can at present be made at uncontrolled market prices. While there are currently no federal price controls on crude oil, condensate or natural gas liquids, there can be no assurance that Congress will not reenact controls at a future time.

Future Legislation

       Currently there are many legislative proposals pertaining to regulation of the oil and gas industry, which may directly or indirectly affect the Company's activities. No prediction can be made as to what additional energy legislation may be proposed, if any, or which bills may be enacted or when any such bills, if enacted, would become effective.

Regulation of the Environment

       The exploration, development, production and processing of oil and gas, including the disposal of produced water, are subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of the Company's day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas, drilling fluids or contaminated water can and does occur. Such accidents can require material expenditures to correct.

       Various state and governmental agencies are considering, and some have adopted, other laws and regulations regarding environmental control which could adversely affect the business of the Company. Compliance with such measures, together with any penalties resulting from noncompliance therewith, may increase the cost of oil and gas development, production and processing operations or may affect the ability of the Company to complete existing or future activities in a timely manner.

Compliance with Regulations

       The Company believes that it complies with all material legislation and regulations affecting its operations in the drilling and operation of oil and gas wells, and in controlling the discharge of wastes. Compliance has not, to date, materially affected the capital expenditures, earnings or competitive position of the Company, although these measures add to the costs of operating drilling equipment in some instances, and in others they may operate to reduce drilling activity. The Company does not expect to incur material capital expenditures in the next fiscal year in order to comply with current environmental control regulations. Further legislation or regulation may reasonably be anticipated, but the effects thereof on operations cannot be predicted.

       The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency "community right-to-know" regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to organize and report certain information about the hazardous materials used in its operations to employees, state and local government authorities, and local citizens.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Taxation

       Although the Company's business is subject to many provisions of the Internal Revenue Code, as amended, the depletion allowance and intangible drilling costs have particular significance to the exploration, development and production of oil and gas. Certain state taxes influence operations as well.

Competitive and Operational Risks
       in Oil and Gas Exploration and Production

       The Company encounters substantial competition in its exploration and development operations from other oil and gas companies. The usual method of competition in the exploration, development and production segment is on the basis of lease acquisition, the cost of such acquisition, geologic information and its cost, availability of rigs at reasonable cost, successful drilling, completion and production, availability of pipelines if gas, and successful negotiation of oil and gas sales contracts. Many of the Company's competitors have resources, technical staff and facilities substantially greater than those of the Company.

       Exploration and development of oil and gas reserves involves certain operational risks and hazards. Among these are blowouts, cratering, fires and explosions, and environmental damage, any one of which could potentially result in loss of prospect value and liability to the Company.

                              PRINCIPAL CUSTOMERS

       During the fiscal year ended March 31, 1996, Columbia Gas Development Corp. contributed 17% of the Company's total drilling revenues. This was the only customer to contribute 10% or more of the Company's total drilling revenues. See "Contract Drilling - Contracts" in this Item I.

                                   EMPLOYEES

       The Company's personnel are leased under an agreement with a personnel leasing company.

       At May 25, 1996, the Company had 94 full-time leased personnel, of whom 78 were paid on an hourly basis and were engaged in operating the Company's drilling rigs or in other operations. Of the total personnel, nine were administrative personnel and seven were supervisory. None of the personnel are represented by any union or collective bargaining group, and there is no history of strikes, slow downs, or other material labor disputes. Management believes that the Company's relations with the leased personnel are satisfactory.

ITEM 2.  PROPERTIES

       For purposes of property description, see "Contract Drilling - Drilling Equipment" and "Oil and Gas Operations and Properties" contained in this Part
I. The Company's principal executive office in San Antonio, Texas is maintained in office space which the Company purchased in September, 1995. The Company also owns a six-acre tract in Kenedy, Texas utilized as an operating yard.

ITEM 3.  LEGAL PROCEEDINGS

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Agreement between the Company and the employee leasing company which employed the Plaintiff. The Company believes that the employee leasing company has adequate insurance coverage to cover those claims.

       Among the lawsuits currently pending against the Company is National Energy Group, Inc. v. South Texas Drilling Company, cause No. 96-98, 357 Judicial District Court, Willacy County, Texas. This case arose out of a dispute with a drilling customer over a billing for work performed under a daywork drilling contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and replacement cost of the lost equipment. The customer has declined to pay the billed amount of $279,000 alleging negligence and seeking damages in excess of $100,000. This lawsuit is being defended by the Company's general liability insurance carrier with a rights of reservation letter. Discovery in this case is in the early stages and
depositions have not been completed.   However, the Company believes it has
meritorious defenses and is vigorously defending this litigation. The Company has filed a counter-suit seeking payment in full of the original invoice.

       Management believes the ultimate disposition of these matters will have no material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The initial public offering of the Company's Common Stock occurred on February 4, 1981, and from that date until August 18, 1981, the Common Stock was traded in the over-the-counter market. From August 19, 1981 until February 10, 1986, the Company's Common Stock was listed on the American Stock Exchange (AMEX) (Symbol: SDR). On February 10, 1986, trading of the Company's stock was discontinued on the AMEX as the Company no longer met the net worth requirement for listing on the AMEX. At the present time, the Company's Common Stock (Symbol: STXD) is not traded on a stock exchange. However, the Company's Common Stock is traded in the "pink sheets". Shareholders interested in trading the Company's Common Stock should contact their stockbroker or the Company for further information. The following table sets forth for the period indicated quotations from a marketmaker for the Company's common stock.


                                                 OVER-THE-COUNTER
                                              -------------------------
                                              Bid                 Ask
                                              ------             ------
                       1996
                       ----
                       First Quarter          $.1800              .5000
                       Second Quarter          .3100              .5600
                       Third Quarter           .2500              .5000
                       Fourth Quarter          .2500              .5000

                       1995
                       ----
                       First Quarter          $.4375              .5625
                       Second Quarter          .3750              .7500
                       Third Quarter           .2500              .5000
                       Fourth Quarter          .2500              .5000

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

       The above over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       As of June 19, 1996, there were approximately 1,000 registered stockholders of Common Stock of the Company.

       The Board of Directors has followed a policy of reinvesting the earnings of the Company in its business and of not distributing any part thereof as dividends to shareholders. The Board of Directors has no present intention to initiate the payment of cash dividends, and future dividends of the Company will depend upon the earnings, capital requirements and financial condition of the Company and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
              (In thousands, except per share amounts)

                                                                                   Years Ended
                                                                                    March 31,
                                                         -------------------------------------------------------------
                                                           1996          1995        1994          1993          1992
                                                         --------        -----      ------         -----        ------
    Revenues                                             $  7,500        5,494       7,050         6,109        3,983

    Earnings (loss) before income taxes and
       extraordinary item                                       3         (244)        723           486         (841)

    Net earnings (loss)                                         3         (244)        723           486         (841)

    Earnings (loss) per share before extraordinary
       item                                                     -         (0.05)       .14           .07         (.18)

    Net earnings (loss) per share                               -         (0.05)       .14           .10         (.18)

    Long-term debt, excluding current installments            554            88         91            96           97

    Shareholders' equity                                    1,477         1,541      1,744         1,013          498

    Total assets                                            4,286         3,473      4,093         2,781        1,794

    Capital expenditures                                    1,162           835        961           953          584

       See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity

       The reduced level of drilling activity in the oil and gas industry during the period of 1982-1989 had a detrimental effect on the Company's operations. Beginning in March, 1987, the Company experienced increased rig utilization which continued until December, 1990. Beginning with the last quarter of fiscal 1991, drilling activity in the Company's market area began to decline and this lower level of activity continued through fiscal 1993 with a brief surge of activity in November and December, 1992 and also during the second and third quarters of fiscal 1994. During the first three quarters of fiscal 1995, drilling activity was stable but it decreased significantly in the last quarter of the fiscal year primarily due to a fall in natural gas prices. In fiscal 1996, drilling activity returned to a more stable level. During fiscal 1995, the utilization rate for the Company's rigs was 64 percent.
During that year, the Company operated four rigs. In fiscal 1996, the utilization rate remained at 64 percent. However, in

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

fiscal 1996, the Company operated or had available to operate five rigs. The actual number of drilling days increased to 1,076 in fiscal 1996 from 842 in fiscal 1995. Drilling rates charged to customers on drilling contracts in fiscal 1996 showed some increase over those charged in fiscal 1995. This increase in drilling rates reflects the increased demand for drilling rigs during the period. At March 31, 1996, the Company's current ratio was .51 compared to .59 at March 31, 1995. Working capital at March 31, 1996 was ($1,104,828) compared to ($658,399) at March 31, 1995. This decrease was due, in part, to the effects of an uncollected trade receivable; increased current portion of long-term debt incurred to acquire drilling equipment, transportation equipment and land and building; and increased trade payables incurred to acquire, improve and maintain drilling equipment.

       During fiscal 1996, the Company utilized its line of credit with its bank on several occasions. At March 31, 1996, the Company owed $200,000 on its $200,000 line of credit. This was necessary to offset the effect on the Company's cash position of increased accounts receivables from drilling operations. Additional borrowings during the year included $300,000 for the purchase of a drilling rig; $120,000 for additional drilling equipment; $106,641 for the drilling of a well in which the Company has a 67.5% working interest; $245,250 for the purchase of the Company's headquarters building in San Antonio; and $31,575 for the purchase of transportation equipment.

       In May, 1996, the Company closed on a debt restructuring which included a term loan of $1,250,000 and a revolving line of credit of $500,000, which has allowed the Company to pay off all its bank debt with the exception of the loan secured by the headquarters building in San Antonio and a minimal balance on the loan secured by the oil and gas properties. The new debt also allowed the Company to pay off the seller financing on the rig purchased in May, 1995. Proceeds from the new debt were also used to reduce trade accounts payable and to provide funds for future drilling equipment purchases. The term loan is secured by drilling equipment, transportation equipment and the yard facility in Kenedy, Texas. The loan carries an interest rate of prime (8.25% at March 31, 1996) plus 3% and is payable in monthly payments of $14,881 plus interest. Payments are based on a seven-year amortization and the loan is due in June, 1998. The revolving loan is secured by the Company's trade accounts receivable and carries an interest rate of prime plus 2.75%.

       During fiscal 1996, the Company negotiated with its Bank to have the Bank's demand clause removed from all of the Company's debt with the Bank. Because of the change the Company is able to classify as long-term the long-term portion of the bank debt. This results in a higher current ratio and a lower working capital deficit than would have been reported had the demand clause not been removed.

       The ratio of trade accounts receivable to total revenue increased to 7.1% at the end of fiscal 1996 from 3.6% at the end of fiscal 1995. This increase was the result of the increased drilling activity in the fourth quarter of the fiscal year. Due to the Company's incurring of additional debt to purchase equipment and the minimal earnings incurred by the Company during fiscal 1996, the ratio of the Company's shareholders' equity in relation to outstanding debt (vendor and bank notes payable) decreased. At March 31, 1995, the ratio of shareholders' equity to notes payable was 1 to .46. At March 31, 1996, the ratio had declined to 1 to .83. Shareholders' equity was also affected by a pending lawsuit in which the Company is the plaintiff in a cross action filed in a Declaratory Judgment case filed by one of its Company's insurers contesting payment of a personal injury judgment entered against the Company. Due to the uncertainty of the outcome of the case, the Company has established a provision of $200,000 relating to the Company's obligation under a judgment in a personal injury lawsuit in which the Company was the defendant and represented by the insurer of its former employee leasing company. If the insurer should prevail in its Declaratory Judgment action the Company is required to pay $200,000 over a three year period to the personal injury plaintiff. Since the insurer has refused to pay on the $200,000 judgment, the Company has made payments of $45,000 to the personal injury plaintiff. The Company has also recorded a liability for the remaining $155,000 of which $60,000 is classified as current portion of long-term debt and $95,000 as long-term debt.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

       The Company's liquidity was also affected by an uncollected account receivable of $279,000 from drilling operations. In this case, the Company drilled a well under a daywork contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and the replacement cost of the lost equipment. The customer filed a lawsuit alleging negligence, denying responsibility for the $279,000 billed by the Company, and seeking additional damages in excess of $100,000. Management, which believes the customer's claim to be without merit, has filed a counter-suit seeking payment in full of the original invoice in the amount of $279,000.

Changes in Financial Condition

       During fiscal 1996, the Company had a net increase in property and equipment of $844,000 before accumulated depreciation, depletion and amortization. Of this increase, $530,000 was attributable to the purchase of drilling equipment, $7,000 to purchase or acquisition of oil and gas properties, and $307,000 to the purchase of transportation and office equipment, land and buildings and improvements. The net increase in drilling equipment included the addition of Rig 11 which was placed in service in May, 1995 and the disposal of Rig 10 in December, 1995. Rig 11 was purchased for $345,000 of which $45,000 was paid in cash and $300,000 was financed through owner financing. In December, 1995, a partnership in which a wholly-owned subsidiary of the Company was the general partner distributed Rig 10 back to the partners of the partnership. The Company's subsidiary then sold its one-half interest in the rig to the other partner for 319,767 shares of the Company's stock. The main component in the increase in transportation and office equipment, land and buildings and improvements was the purchase of the building which the Company occupies as its headquarters in San Antonio, Texas. The building was purchased for $273,000 of which $137,000 was financed by a bank and $114,000 was financed by the Small Business Administration.

       At March 31, 1996, current debt and notes payable were $667,000. Of this amount, $277,000 was owed on oil and gas properties, $200,000 on the line of credit, $98,000 on drilling equipment, $7,000 on the yard facility, $13,000 on land and buildings and improvements, $12,000 on transportation equipment and $60,000 as the current amount of the loss related to the personal injury claim discussed above in the "Liquidity" section of this ITEM 7. Trade accounts payable at March 31, 1996 were $1,256,000 compared to $764,000 at March 31, 1995. At March 31, 1996, long-term debt was $554,000. Of this amount, $232,000 was owed on land and buildings and equipment; $126,000 on drilling equipment; $95,000 long-term portion of the $200,000 contingent obligation on the possible lawsuit judgment related to the personal injury claim; $73,000 to an employee for unpaid salary and $28,000 on transportation equipment.

Results of Operations

       Rig utilization rates for the years ended March 31, 1996, 1995 and 1994 were 64%, 64% and 57%, respectively. In fiscal 1996, the Company completed 1,076 drilling days while in fiscal 1995, the Company completed 842 drilling days. This was a 28% increase compared to fiscal 1995 in the number of drilling days. This increase reflects the increased demand during the period for drilling rigs and the increased efforts of the Company's staff to obtain contracts for the rigs.

       During fiscal 1996, the Company's drilling margin increased when compared to fiscal 1995 and it decreased when compared to fiscal 1994. In fiscal 1996, the drilling margin was $912,230, while in fiscal 1995 and fiscal 1994 it was $539,801 and $1,149,247, respectively. The increase in fiscal 1996 over fiscal 1995 was principally the result of the 28% increase in the number of drilling days during fiscal 1996. The drilling margin in 1996 was less than 1994 because of increased repairs, maintenance and operating costs.

       The Company markets its rigs to a number of customers. In fiscal 1996, the Company drilled for 27 different customers. In fiscal 1995, the Company drilled for 19 different customers. Of the 27 customers in fiscal

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

1996, 22 were customers the Company had not drilled for in fiscal 1995. These 22 customers accounted for over 68% of the Company's drilling revenue in fiscal 1996. In fiscal 1994, two customers accounted for 23% of total drilling revenue. In fiscal 1995, two customers accounted for 36% of total drilling revenue. In fiscal 1996, three customers accounted for 34% of total drilling revenue. Of these three customers, only one was included in the top two customers of fiscal 1995. The loss of any of these customers could have a material adverse effect on the Company's business for the time required to find other users of the rig concerned.

       Oil and gas revenue for fiscal 1996 decreased by $25,299 from fiscal 1995. The decrease was primarily due to a 22% decrease in oil production and a 4% decrease in the average price per MCF of gas. These decreases were offset to an extent by a 22% increase in gas production and a 4% increase in the average price per barrel of oil. In fiscal 1996, the Company's average production cost per unit in barrel equivalents increased 4% from fiscal 1995. This compares with a 8% decrease in the average production cost for 1995 compared to 1994.

       Depreciation, depletion and amortization expense in fiscal 1996 increased to $576,894 from $475,708 in fiscal 1995. Depreciation expense increased to $384,400 in fiscal 1996 from $277,986 in fiscal 1995. This increase was the result of equipment purchased in late fiscal 1995 and fiscal 1996. Depletion expense decreased to $192,494 in fiscal 1996 compared to $197,722 in fiscal 1995. Production decreased to 27,227 barrel equivalents in fiscal 1996 from 27,948 barrel equivalents in fiscal 1995. In fiscal 1996, the Company was not subject to the ceiling test limitation as it applies to oil and gas properties. Under such a test, the depleted carrying value of the Company's oil and gas properties is compared to the net present worth of estimated future oil and gas revenues, discounted at 10%. If the depleted carrying value exceeds the discounted net present worth of estimated future oil and gas revenues, the carrying value must be written down. Conversely, if the discounted net present value exceeds the carrying value of the properties, no adjustment is made to the carrying value, even if there had been a write-off in prior years.

       General and administrative expenses increased from $450,609 in fiscal 1995 to $520,402 in fiscal 1996. The primary reasons for the increase were an increase in payroll costs associated with additional personnel and costs incurred related to the annual meeting in August, 1995.

       Earnings (loss) from operations increased to $15,608 in fiscal 1996 from ($222,900) in fiscal 1995. Of the $15,608, ($65,506) was contributed by drilling operations and $81,114 by oil and gas operations. When compared with oil and gas operations, drilling operations generate significantly more revenue, but they are far more costly, requiring large expenditures for equipment, personnel and maintenance and repairs. Oil and gas operations, on the other hand, normally do not require significant expenditures once the original purchase or investment is accomplished. Oil and gas operations require limited personnel involvement to produce the oil and gas, whereas drilling operations require continuous involvement of significant numbers of personnel to complete a contract.

       The exploration, development, production and processing of oil and gas, including the disposal of produced water, are subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of the Company's day-to-day operating procedures. The Company is not aware of any potential clean-up obligations which would have a material effect on its financial condition or results of operations.

       In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This Statement is not expected to impact the Company's oil and gas properties as they are accounted for under the full

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

cost accounting method. The Company has not yet performed an analysis of the impact of implementation of this Statement on its drilling rigs and equipment. The Company is required to adopt this Statement in fiscal year 1997.

       In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. This Statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The Statement requires a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", provided pro forma disclosures are made. The Company has not yet determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report



The Board of Directors
South Texas Drilling & Exploration, Inc.:

       We have audited the consolidated balance sheets of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (Schedule II) for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                           KPMG Peat Marwick LLP





San Antonio, Texas
June 19, 1996

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

      Assets
      ------

                                                               March 31,
                                                   ----------------------------
                                                      1996              1995
                                                   ----------        ----------

      Current assets:
         Cash and cash equivalents                 $  325,568           221,816
         Receivables:
            Trade, net of allowance for
              doubtful accounts of $140,000
              in 1996 and $0 in 1995                  530,393           195,131
            Contract drilling in progress             234,527           437,563
            Employees and officers                     10,926            13,857
         Prepaid expenses                              48,016            60,006
                                                  -----------        ----------
            Total current assets                    1,149,430           928,373
                                                  -----------        ----------

      Property and equipment, at cost (note 2):
         Drilling rigs and equipment                8,287,756         7,757,780
         Oil and gas properties,
           based on full cost accounting
           method (note 9)                          1,749,467         1,741,982
         Transportation, office, land and other     1,072,847           766,278
                                                  -----------       -----------
                                                   11,110,070        10,266,040

         Less accumulated depreciation,
          depletion and amortization                8,001,254         7,751,704
                                                  -----------       -----------
            Net property and equipment              3,108,816         2,514,336

      Notes receivable-employees,
       at 5% and 7%, due in 1995
       and 1998, respectively                          27,404            30,549
                                                  -----------       -----------
                                                  $ 4,285,650         3,473,258
                                                  ===========       ===========





See accompanying notes to consolidated financial statements.
                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Liabilities and Shareholders' Equity
- ------------------------------------

                                                         March 31,
                                               -----------------------------
                                                   1996              1995
                                               -----------       -----------
Current liabilities:
  Current installments of long-term
    debt (note 2)                              $   467,416           291,311
  Line of credit with bank (note 2)                200,000           200,000
  Notes payable, interest at 10% to 11-1/2%              -           133,530
  Accounts payable                               1,255,505           763,591
  Accrued expenses:
    Payroll and payroll taxes                      166,580           127,156
    Other                                          164,757            71,184
                                                ----------        ----------
      Total current liabilities                  2,254,258         1,586,772

Note payable to employee, interest at 7%
  (note 2)                                          73,416            73,416

Long-term debt, less current installments
  and note payable to employee (note 2)            480,500            14,207

Minority interest in partnership (note 10)               -           258,024
                                                ----------        ----------
     Total liabilities                           2,808,174         1,932,419
                                                ----------        ----------

Shareholders' equity (note 4):
  Preferred stock, Series A,
    noncumulative dividend at 8%
    of liquidation preference value,
    $1.00 par value.  Authorized
    1,000,000 shares; issued and
    outstanding 235,000 shares.
    Liquidation preference value
    of $4.26 per share ($1,000,000);
    redeemable at the Company's option
    at $1.00 per share                             235,000         235,000

  Common stock, $.10 par value.
    Authorized 15,000,000 shares;
    issued  and outstanding 5,601,000
    shares at March 31, 1996 and
    5,408,000 shares at March 31, 1995             560,100         540,800
 Additional paid-in capital                     15,899,227      15,854,757
 Accumulated deficit                           (15,086,946)    (15,089,718)
                                               -----------     -----------
                                                 1,607,381       1,540,839
Less treasury stock, 319,767 shares, at cost      (129,905)              -
                                               -----------     -----------
     Total shareholders' equity                  1,477,476       1,540,839
                                               -----------      ----------
                                               $ 4,285,650       3,473,258
                                               ===========      ==========





See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Years Ended March 31,
                                        ---------------------------------------
                                           1996           1995          1994
                                        -----------     ---------     ---------
Revenues:
  Contract drilling                     $ 6,989,972     4,935,510     6,476,450
  Oil and gas                               380,110       405,409       410,674
  Administrative overhead and other         129,572       153,175       163,046
                                        -----------     ---------     ---------
    Total operating revenues              7,499,654     5,494,094     7,050,170
                                        -----------     ---------     ---------


Costs and expenses:
  Contract drilling                       6,077,742     4,395,709     5,327,203
  Oil and gas                               169,008       166,594       178,501
  Depreciation, depletion and
    amortization                            576,894       475,708       344,488
  General and administrative                520,402       450,609       412,854
  Doubtful accounts                         140,000       228,374        62,949
                                        -----------     ---------     ---------
      Total operating costs and expense   7,484,046     5,716,994     6,325,995
                                        -----------     ---------     ---------
      Earnings (loss) from  operations       15,608      (222,900)      724,175
                                        -----------     ---------     ---------

Other income (expense):
  Interest expense                         (108,121)      (65,465)      (55,190)
  Interest income                             5,443         6,409        10,697
  Gain on sale of assets                    273,251        48,774        43,206
  Provision for litigation settlement      (200,000)            -             -
  Minority interest in operation
   of partnership                            16,591       (11,224)            -
                                        -----------     ---------     ---------

      Total other income (expense)          (12,836)      (21,506)       (1,287)
                                        -----------     ---------     ---------
      Earnings (loss) before income
        taxes                                 2,772      (244,406)      722,888

Income taxes                                   -             -             -
                                        -----------     ---------    ----------
     Net earnings (loss)                $     2,772      (244,406)      722,888
                                        ===========     =========    ==========

Net earnings (loss) per common
  and common equivalent share           $      -           ( 0.05)         0.14
                                        ===========     =========    ==========

Weighted average common and
  common equivalent shares
  outstanding                             5,401,578     5,336,167     5,078,000
                                        ===========     =========    ==========

See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  Shares                        Amount
                                      --------------------------       -------------------------
                                        Common         Preferred         Common        Preferred
                                      ----------       ---------       ----------      ---------
 Balance at March 31, 1993             5,058,000         235,000       $  505,800        235,000
 Issuance of common stock for fees
   to directors                           30,000               -            3,000              -
 Net earnings                                  -               -                -              -
                                      ----------       ---------       ----------      ---------
 Balance at March 31, 1994             5,088,000         235,000          508,800        235,000
 Issuance of common stock for bonus
   to employees                           50,000               -            5,000              -
 Issuance of common stock for fees
   to directors                           25,000               -            2,500              -
 Issuance of common stock for
   exercise of warrants                  245,000               -           24,500              -
 Net loss                                      -               -                -              -
                                      ----------       ---------       ----------      ---------
 Balance at March 31, 1995             5,408,000         235,000          540,800        235,000

 Issuance of common stock for bonus
   to employee                            50,000               -            5,000              -
 Issuance of common stock
   for fees to directors                   8,000               -              800              -
 Issuance of common stock
   for exercise of warrant                35,000               -            3,500              -
 Issuance of common stock for
   exercise of option                    100,000               -           10,000              -
 Acquisition of 319,767 shares
   of common stock in
   exchange for equipment                      -               -                -              -
 Net earnings                                  -               -                -              -
                                      ----------       ---------       ----------      ---------
 Balance at March 31, 1996             5,601,000         235,000       $  560,100        235,000
                                      ==========       =========       ==========      =========


                                             Additional                                                  Total
                                              Paid-in             Accumulated         Treasury       Shareholders'
                                               Capital               Deficit           Stock             Equity
                                            ------------        ---------------       ---------       ------------
 Balance at March 31, 1993                    15,840,287            (15,568,200)              -          1,012,887
 Issuance of common stock for fees
   to directors                                    5,700                      -               -              8,700
 Net earnings                                          -                722,888               -            722,888
                                            ------------        ---------------       ---------       ------------
 Balance at March 31, 1994                   15,845,987             (14,845,312)              -          1,744,475
 Issuance of common stock for bonus
   to employees                                   6,500                       -                             11,500
 Issuance of common stock for fees
   to directors                                   2,270                       -                              4,770
 Issuance of common stock for
   exercise of warrants                               -                       -                             24,500
 Net loss                                             -                (244,406)              -           (244,406)
                                            ------------        ---------------       ---------       ------------
 Balance at March 31, 1995                   15,854,757             (15,089,718)              -          1,540,839

 Issuance of common stock for bonus
   to employee                                    6,500                       -                             11,500
 Issuance of common stock
   for fees to directors                          1,040                       -                              1,840
 Issuance of common stock
   for exercise of warrant                        6,300                       -                              9,800
 Issuance of common stock for
   exercise of option                            30,630                       -                             40,630
 Acquisition of 319,767 shares
   of common stock in
   exchange for equipment                              -                      -        (129,905)          (129,905)
 Net earnings                                          -                  2,772               -              2,772
                                            ------------        ---------------       ---------       ------------
 Balance at March 31, 1996                    15,899,227            (15,086,946)       (129,905)         1,477,476
                                            ============        ===============       =========       ============


See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended March 31,
                                                                                ------------------------------------------
                                                                                 1996               1995           1994
                                                                                ----------       ----------     ----------
     Cash flows from operating activities:
         Net earnings (loss)                                                    $    2,772         (244,406)       722,888
         Adjustments to reconcile net earnings (loss) to net
           cash provided by operating activities:
           Depreciation, depletion and amortization                                576,894          475,708        344,488
           Provision for doubtful accounts                                         140,000          228,374         62,949
           Stock issued to directors and employees                                  13,340           16,270          8,700
           Gain on sale of assets                                                 (273,251)         (48,774)       (43,206)
           Minority interest in operations of partnership                          (16,591)          11,224              -
           Changes in current assets and liabilities:
              Receivables                                                         (266,150)         225,620       (772,752)
              Prepaid expenses                                                      11,990          (25,950)        11,409
              Accounts payable                                                     491,914         (425,644)       489,482
              Accrued expenses                                                     132,997           28,767         24,400
                                                                                ----------       ----------     ----------
                  Net cash provided by operating activities                     $  813,915          241,189        848,358
                                                                                ----------       ----------     ----------

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                                                          Years Ended March 31,
                                                                                ------------------------------------------
                                                                                   1996             1995           1994
                                                                                -----------      ----------     ----------
    Cash flows from financing activities:
        Proceeds from notes payable                                             $ 1,580,707          630,165        442,037
        Proceeds from exercise of warrants                                            9,800           24,500              -
        Proceeds from exercise of options                                            37,500                -              -
        Payments of debt                                                         (2,078,094)        (987,597)      (657,379)
                                                                                -----------       ----------     ----------
            Net cash used in financing activities                                  (450,087)        (332,932)      (215,342)

    Cash flows from investing activities:
        Purchase of property and equipment                                        (410,757)         (754,963)      (678,758)
        Contribution from limited partner                                                -           275,000               -
        Proceeds from sale of property and equipment                               150,681             5,350         75,462
                                                                                -----------       ----------     ----------
            Net cash used in investing activities                                 (260,076)         (474,613)      (603,296)
                                                                                -----------       ----------     ----------

    Net increase (decrease) in cash and cash equivalents                           103,752          (566,356)        29,720
    Beginning cash and cash equivalents                                            221,816           788,172        758,452
                                                                                -----------       ----------     ----------
    Ending cash and cash equivalents                                            $  325,568           221,816        788,172
                                                                                ===========       ==========     ==========
    Supplementary disclosure:
        Interest paid                                                           $  101,289            71,078         49,268
        Debt incurred for litigation settlement                                    200,000                 -              -
        Notes payable issued for equipment and
          oil and gas properties                                                   809,266            79,730        282,687
        Treasury stock received for drilling equipment                             129,905                 -              -

See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)   Organization and Summary of Significant Accounting Policies

         Business and Principles of Consolidation

              The Company provides land contract drilling services for the oil and gas industry, primarily in southern Texas, and engages in oil and gas exploration and development activity for its own account. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its limited partnership interest through December, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

              The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and income and expenses for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of depreciation, depletion and amortization expense.

         Reclassifications

              Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

         Income Taxes

              The Company files a consolidated Federal income tax return with its subsidiaries using a December 31 year- end.

              Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company follows the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Earnings (Loss) Per Common Share

              Earnings (loss) per common and common equivalent share are based upon the weighted average number of outstanding shares during each period. Dilutive common equivalent shares consist of stock warrants and the weighted average is computed using the treasury stock method. Earnings (loss) per share computed on a fully diluted basis is not presented as it is not significantly different from earnings (loss) per share computed on a primary basis.



                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Contract Drilling in Progress

              Contract drilling revenues are earned on footage, daywork and turnkey contracts and such revenues and related costs are included in the determination of earnings as work progresses. Contract drilling in progress consists of revenues earned on contracts which have not yet been billed.

         Property and Equipment

              Oil and gas producing activities are accounted for using the full cost method. Under the full cost method, all costs incurred in the acquisition, exploration and development of all oil and gas properties, including surrendered and abandoned leaseholds, delay lease rentals and dry hole costs, are capitalized. All costs related to production, general corporate overhead and other similar activities are expensed in the period incurred.

              Depletion of oil and gas properties is provided by the unit of production method based on the Company's interest in the aggregated, estimated recoverable reserves of all properties. Depletion includes a ceiling limitation adjustment required under the full cost method of accounting. The ceiling limitation adjustment is applicable when the carrying value of oil and gas properties exceeds the discounted net present worth of estimated future cash flows on those properties.

              Depreciation of drilling, transportation and other equipment is provided using the straight-line method over estimated useful lives ranging from three to ten years.

              Maintenance and repairs are charged to operations; renewals and betterments are charged to appropriate property and equipment accounts.

         Cash Equivalents

              For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(2)   Notes Payable and Long-term Debt

              As of March 31, 1996 and 1995, the Company had established a line of credit with a bank enabling the Company to borrow up to $200,000 at the bank's prime rate (9.25% at March 31, 1996 and 10.0% at March 31, 1995) all of which was outstanding as of March 31, 1996 and 1995. The line of credit would have been due October 21, 1996, however, it was paid in full through a debt restructuring accomplished in May, 1996 and more fully described in footnote No. 8, "Subsequent Events." The Company had no other credit facilities at March 31, 1996 except for the long-term debt described below:

                                                                                             March 31,
                                                                                      ----------------------
                                                                                        1996           1995
                                                                                      ----------      ------
             Note payable to employee for unpaid compensation,
               at 7.0%, due in 1998.                                                  $   73,416      73,416


                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





                                                                                             March 31,
                                                                                      -------------------------
                                                                                        1996           1995
                                                                                      ----------     ----------

           Note payable, secured by a vehicle, due in monthly payments of
             $380 including interest at 10.9%, due in January, 2000.                      14,191         17,023

           Note payable, secured by a vehicle, due
             in monthly payments of $426 including
             interest at 12.35%, due in June, 1999.                                       13,855              -

           Note payable, secured by a vehicle, due
             in monthly payments of $498 including
             interest at 9.7%, due in June, 1998.                                         11,635              -

           Note payable, secured by a vehicle, due in
             monthly payments of $413 including interest
             at 8.5%, due in October, 1995.                                                    -          2,811

           Note payable to seller, secured by a
             drilling rig, due in monthly payments of
             $9,540 including interest at 9.0%, due
             in May, 1998. (note b)                                                      224,591              -

           Note payable to bank, secured by land and
             improvements, due in monthly payments of
             $1,900 including interest at the bank's prime rate
             (9.25% at March 31, 1996) plus 0.5%, due in
             September, 2005. (note c)                                                   131,756              -

           Note payable to Small Business Administration,
             secured by second lien on land and improvements,
             due in monthly payments of $921 including interest
             at 6.713% due in November, 2015. (note c)                                   112,765              -

           Note payable to bank, secured by land  and improvements due in monthly payments of $1,800 including interest at the bank's prime rate (9.25% at March 31, 1996), due September, 1996.
             (note a)                                                                      8,392         28,020

           Note payable to bank, secured by oil and  gas properties, due in monthly installments of $17,510 including interest at the bank's prime  rate (9.25% at March 31, 1996) plus 1%, due January, 1997.
             (note a)
                                                                                         275,731        257,664


                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                             March 31,
                                                                                      -------------------------
                                                                                        1996           1995
                                                                                      ----------     ----------
             Litigation settlement due in
               quarterly payments of $15,000 without
               interest, due in August, 1998.                                            155,000              -
                                                                                      ----------     ----------
                                                                                       1,021,332        378,934
             Less current portion                                                        467,416        291,311
                                                                                      ----------     ----------
                                                                                       $ 553,916        87,623
                                                                                       =========     =========

              Long-term debt maturing each year subsequent to March 31, 1996 is as follows: 1997 - $467,416; 1998 - $268,001; 1999 - $78,296; 2000 -
         $21,627; 2001 and thereafter- $185,992.

              At March 31, 1996, the Company was in compliance with various negative and affirmative covenants on its note payable to bank, secured by oil and gas properties. Such covenants included the maintenance of at least $25,000 in depository accounts at the bank and a net worth of at least $400,000 at all times.

              Note a: On April 14, 1995, the Company executed a Master Real Estate Lien Note in the amount of $800,000 with a bank. This note provides the Company with a $400,000 "Guidance Line of Credit Facility" to be used for drilling, completion and equipping expenses of wells to be drilled. This note has an interest rate of one percent over the Bank's prime rate, 9.25% at March 31, 1996, and is due January 1, 1997. In addition to the Guidance Line of Credit Facility, the Master Note covers the other notes executed by the Company in favor of the Bank, the line of credit, the loan secured by the yard facility in Kenedy and the loan secured by oil and gas properties purchased in 1992 and drilled in 1993. Subsequent to the execution of the Master Real Estate Lien Note, the bank has funded $107,000 to the Company.

              Note b: In May, 1995, the Company purchased an additional land drilling rig for $345,000. $300,000 of the purchase price was financed by the seller through a note payable in monthly payments of $9,540 including interest at 9.0%. This note has a three year term.

              Note c: In September, 1995, the Company executed a note payable, in the amount of $245,250, to a bank for the purchase of the office building which the Company occupies as its headquarters in San Antonio, Texas. The note has a term of ten years and is payable in monthly payments of $1,900 including interest at 0.5% over the Bank's prime rate, 9.25% at March 31, 1996. In November, 1995 the Company closed on financing with the Small Business Administration which became a second lien on the headquarters building. The loan is in the amount of $114,000 and was used to pay down the amount borrowed from the bank for the purchase. This debt has a 20 year term and is payable in monthly payments of $921 including interest at 6.713%.

              Subsequent to the end of fiscal 1996, the Company restructured a majority of its bank and long-term debt. See footnote 8, "Subsequent Events".

(3)   Income Taxes

              Due to the utilization of net operating loss carryforwards, the Company had no Federal income tax liability at March 31, 1996 or 1995.



                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              At March 31, 1996, for Federal income tax purposes the Company had a net operating loss carryforward of approximately $15,820,000 and investment tax credit carryforwards of approximately $671,000 available to offset future taxable income and taxes.

              Unless utilized, net operating loss and investment tax credit carryforwards will expire as follows:

                                                                           Net                Investment
                                                                        Operating                Tax
                      Year                                                Loss                 Credits
                      ----                                            ------------             ----------
                      1996                                                       -                546,000
                      1997                                                       -                110,000
                      1998                                              11,717,000                  9,000
                      1999                                               1,025,000                  5,000
                      2000                                               2,225,000                  1,000
                      2001                                                 452,000                      -
                      2006                                                 401,000                      -
                                                                      ------------             ----------
                                                                      $ 15,820,000                671,000
                                                                      ============             ==========


              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and 1995 are presented below:

                                                                                             March 31,
                                                                                      -------------------------
                                                                                        1996           1995
                                                                                      ----------     ----------
            Deferred tax assets:
               Property and equipment, principally due to differences in
               depreciation                                                           $        -         82,000
               Allowance for bad debts                                                    48,000              -
               Investment tax credit carryforwards                                       671,000        789,000
               Net operating loss carryforwards                                        5,381,000      5,494,000
                                                                                      ----------     ----------
                    Total gross deferred tax assets                                    6,100,000      6,365,000

               Less valuation allowance                                               (5,871,000)    (6,158,000)
                                                                                      ----------     ----------
                         Total deferred tax assets                                       229,000        207,000
                                                                                      ----------     ----------

                    Deferred tax liabilities:
                       Property and equipment, principally due to
                       differences in depreciation                                        45,000              -
                       Oil and gas properties, principally due to intangible
                         drilling costs and differences in depletion
                                                                                         184,000        207,000
                                                                                      ----------     ----------
                           Total gross deferred tax liabilities                          229,000        207,000
                                                                                      ----------     ----------
                           Net deferred tax asset                                     $        -              -
                                                                                      ==========     ==========

              A valuation allowance has been established to decrease total gross deferred tax assets to the amount of the total gross tax liabilities due to the uncertainties involved in the ultimate realization of the deferred


                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         tax assets. The valuation allowance for deferred tax assets at March 31, 1995 was $6,158,000. The net change in total valuation allowance for the year ended March 31, 1996 was a decrease of $287,000 due to the change in the corresponding gross deferred tax assets and liabilities.

(4)  Stock Options and Warrants

              In December, 1988, the Board of Directors issued certain directors, officers and employees warrants to purchase 435,000 shares of the Company's common stock at $.15 per share, of which three warrants for a total of 55,000 shares have been exercised as of March 31, 1996 and two warrants for 245,000 shares have been canceled. These warrants are exercisable upon issuance and expire December 8, 1998. As of March 31, 1996, 135,000 shares of Common stock were reserved for future issuance in connection with warrants issued to employees, directors, officers and former employees.

              In August, 1992, the Board of Directors issued certain directors, officers and employees warrants to purchase 235,000 shares of the Company's stock at $.10 per share, all of which have been exercised as of March 31, 1996.

              On May 1, 1995, the Board of Directors issued an option to Mr. Locke, President and Chief Executive Officer, to purchase 1,200,000 shares of the Company's common stock at $.375 per share. This option expires on May 1, 2005. At March 31, 1996, 100,000 shares have been purchased under this option.

              On June 15, 1995, the Board of Directors issued certain directors, officers and employees options to purchase 128,500 shares of the Company's common stock at $.375 per share, none of which has been exercised as of March 31, 1996.

              In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. This Statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The Statement requires a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", provided pro forma disclosures are made. The Company has not yet determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.


                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)  Business Segments and Supplementary Earnings Information

              The Company is engaged in contract drilling of oil and gas wells and in oil and gas exploration, development and production. Information concerning business segments and supplementary earnings information is as follows:

                                                                                         Years Ended March 31,
                                                                               -------------------------------------------
                                                                                 1996               1995           1994
                                                                               -----------       ----------     ----------
           Revenues:
             Contract drilling                                                 $ 7,024,144        4,998,555     6,558,667
             Oil and gas                                                           475,510          495,539       492,024
             Elimination of intersegment revenue                                         -                -          (521)
                                                                               -----------       ----------     ----------
                                                                               $ 7,499,654        5,494,094      7,050,170
                                                                               ===========       ==========     ==========

           Earnings (loss) from operations:
             Contract drilling                                                 $   (65,506)        (313,847)       553,696
             Oil and gas                                                            81,114           90,947        171,000
             Elimination of intersegment revenue                                         -                -           (521)
                                                                               -----------       ----------     ----------
                                                                               $    15,608         (222,900)       724,175
                                                                               ===========       ==========     ==========
           Identifiable assets at end of period:
             Contract drilling                                                 $ 3,501,058        2,419,778      3,065,005
             Oil and gas                                                           784,592        1,053,480      1,028,443
                                                                               -----------       ----------     ----------
                                                                               $ 4,285,650        3,473,258      4,093,448
                                                                               ===========       ==========     ==========
           Depreciation, depletion and amortization:
             Contract drilling                                                 $   384,400          277,986        209,300
             Oil and gas                                                           192,494          197,722        135,188
                                                                               -----------       ----------     ----------
                                                                               $   576,894          475,708        344,488
                                                                               ===========       ==========     ==========
           Capital expenditures:
             Contract drilling                                                 $ 1,154,698          609,842        516,738
             Oil and gas                                                             7,485          224,851        444,707
                                                                               -----------       ----------     ----------
                                                                               $ 1,162,183          834,693        961,445
                                                                               ===========       ==========     ==========


           Maintenance and repairs                                             $   502,844          414,812        640,622
                                                                               ===========       ==========     ==========

            Total revenues for the year ended March 31, 1996 included revenues of $1,809,804 from two customers as follows: $1,204,983; $604,821.

            Total revenues for the year ended March 31, 1995 included revenues of $1,784,218 from two customers as follows: $1,121,651; $662,567.

            Total revenues for the year ended March 31, 1994 included revenues of $1,459,951 from two customers as follows: $765,159; $694,792.


                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




            The intersegment revenue that is eliminated in the above tables represents the reduction in drilling revenue due to full cost accounting for oil and gas properties. Under such method, drilling revenue from wells where the Company owns a working interest can only be recognized to the extent it exceeds the total cost of the well, including the cost to acquire the interest. There were no such participations in fiscal 1996 or fiscal 1995. Therefore, there were no eliminations in those years.

(6)  Related Party Transactions

            A director owns an interest in several oil and gas properties in which the Company owns an interest. Two directors own interests in the well which the Company drilled in February, 1995 and continues to operate.

(7)  Commitments and Contingencies

            Rental expense for the years ended March 31, 1996, 1995, and 1994 was $2,421, $15,825, and $13,275, respectively.

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

            Among the lawsuits currently pending against the Company is National Energy Group, Inc. v. South Texas Drilling Company, cause No. 96-98, 357 Judicial District Court, Willacy County, Texas. This case arose out of a dispute with a drilling customer over a billing for work performed under a daywork drilling contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and replacement cost of the lost equipment. The customer has declined to pay the billed amount of $279,000 alleging negligence and seeking damages in excess of $100,000. This lawsuit is being defended by the Company's general liability insurance carrier with a rights of reservation letter. Discovery in this case is in the early stages and depositions have not been completed. Therefore, it is impractical to render an opinion about whether the likelihood of an unfavorable outcome is either "probable" or "remote". However, the Company believes it has meritorious defenses and is vigorously defending this litigation. The Company has filed a counter-suit seeking payment in full of the original invoice.

            Management believes the ultimate disposition of these matters will have no material adverse effect on the consolidated financial statements of the Company.

(8)  Subsequent Events

            In May, 1996, the Company closed on a debt restructuring which included a term loan of $1,250,000 and a revolving line of credit of $500,000, which has allowed the Company to pay off all its bank debt with the exception of the loan secured by the headquarters building in San Antonio and a minimal balance on the loan secured by the oil and gas properties. The new debt also allowed the Company to pay off the seller


                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       financing on the rig purchased in May, 1995. Proceeds from the new debt were also used to reduce trade accounts payable and to provide funds for future drilling equipment purchases. The term loan is secured by drilling equipment, transportation equipment and the yard facility in Kenedy, Texas. The loan carries an interest rate of prime (8.25% at March 31, 1996) plus 3% and is payable in monthly payments of $14,881 plus interest. Payments are based on a seven-year amortization and the loan is due in June, 1998. The revolving loan is secured by the Company's trade accounts receivable and carries an interest rate of prime plus 2.75%.

(9)  Oil and Gas Producing Activities (Unaudited)

            The Company's oil and gas properties and operations are presented in the consolidated financial statements on the full cost method of accounting. All of the Company' exploration and production is conducted in the United States.

            The aggregate amount of capitalized costs relating to oil and gas producing activities at the dates indicated are as follows:

                                                                                         Years Ended March 31,
                                                                               -------------------------------------------
                                                                                 1996               1995           1994
                                                                               ------------      ----------     ----------
             Proved properties                                                 $  1,749,467       1,741,982      1,580,142
             Unproved properties                                                          -               -              -
                                                                               ------------      ----------     ----------
                                                                                  1,749,467       1,741,982      1,580,142
             Accumulated depletion                                               (1,012,830)       (820,337)      (622,615)
                                                                               ------------      ----------     ----------
                                                                               $   736,637          921,645        957,527
                                                                               ============      ==========     ==========
             Depletion rate per unit of  production (net
               equivalent barrel, exclusive of ceiling
               limitation adjustment)                                          $      7.07             7.07           4.90
                                                                               ============      ==========     ==========


            During the periods indicated in the preceding table, no internal costs were capitalized. Internal costs incurred during these periods were in the nature of general corporate overhead. All costs related to production, general corporate overhead and other similar activities are expensed in the period incurred. Costs of site restoration and dismantlement and abandonment have historically been equal to or less than revenue earned from salvage of the well equipment. Such costs, net of the salvage revenue, are added to or subtracted from the full cost of oil and gas properties. These costs have been minimal in the years being reported.



                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



            The following table sets forth information with respect to quantities of net proved oil and gas reserves, as estimated by an in-house petroleum engineer, and changes in proved reserves. Estimates of reserves and production performance are subjective and may change materially as actual production information becomes available.

                                                                                 Oil and
                                                                                 Condensate           Gas
                                                                                   (Bbls)            (Mcf)
                                                                                 ----------        ----------
             Estimated quantity, March 31, 1993                                     310,250         1,267,800
               Revisions in previous estimates                                         (458)          (48,564)
               Extensions, discoveries and other additions                           67,626           143,499
               Production                                                           (16,458)          (66,805)
                                                                                 ----------        ----------

             Estimated quantity, March 31, 1994                                     377,418         1,362,735
               Revisions in previous estimates                                        2,200            94,938
               Extensions, discoveries and other additions                           21,520           209,750
               Production                                                           (15,700)          (73,488)
                                                                                 ----------        ----------

             Estimated quantity, March 31, 1995                                     368,980         1,527,130
               Revisions in previous estimates                                      (13,490)         (180,078)
               Production                                                           (12,260)          (89,802)
                                                                                 ----------        ----------
             Estimated quantity, March 31, 1996                                     343,230         1,257,250
                                                                                 ==========        ==========


                                                              Years Ended March 31,
                                    -----------------------------------------------------------------------------
                                            1996                        1995                         1994
                                    --------------------        ---------------------        --------------------
                                    (Bbl)        (Mcf)          (Bbl)         (Mcf)          (Bbl)        (Mcf)
                                    ------       -------        ------        -------        ------       -------
         Proved developed
           reserves:

         Balance at
           beginning of year          69,890       362,300        90,599        383,651        97,080       469,120
                                      ======       =======        ======        =======        ======       =======
         Balance at end of year       60,420       302,960        69,890        362,300        90,599       383,651
                                      ======       =======        ======        =======        ======       =======



                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              Costs incurred for property acquisition, exploration and development activities are summarized below:

                                                                                         Years Ended March 31,
                                                                               -------------------------------------------
                                                                                 1996               1995           1994
                                                                               ------------      ----------     ----------
              Property acquisition costs                                       $          -         23,863          80,962
              Exploration costs                                                           -              -               -
              Development costs                                                       7,485        200,988         363,745
                                                                               ------------      ----------     ----------
                                                                               $      7,485        224,851         444,707
                                                                               ============      ==========     ==========

              Results of operations for producing activities for the periods indicated were as follows:

                                                                                         Years Ended March 31,
                                                                               -------------------------------------------
                                                                                 1996               1995           1994
                                                                               ------------      ----------     ----------
              Revenues                                                         $    380,110         405,409        410,674
              Production costs                                                     (169,008)       (166,594)      (178,501)
              Depletion                                                            (192,494)       (197,722)      (135,188)
                                                                               ------------      ----------     ----------
              Results of operations from producing activities
                (excluding corporate overhead and interest costs)              $     18,608          41,093         96,985
                                                                               ============      ==========     ==========

              The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by FASB 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

              The standardized measure of discounted future net cash flows, in management's opinion, should be examined with caution. The basis for this table is a reserve study, as prepared by an in-house petroleum engineer, which contains estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily a "best estimate" of the fair value of the Company's proved oil and gas properties.


                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                         Years Ended March 31,
                                                                               -------------------------------------------
                                                                                 1996               1995           1994
                                                                               ------------      ----------     ----------

          Estimated future cash flows                                          $ 10,314,000       9,475,000      8,028,000
          Estimated future production costs                                      (3,013,000)     (2,956,000)    (2,866,000)
          Estimated future development costs                                     (1,547,000)     (1,827,000)    (1,567,000)
                                                                               ------------      ----------     ----------
          Estimated future net cash flows
            before income taxes                                                   5,754,000       4,692,000      3,595,000
          Estimated future income taxes                                          (1,684,000)     (1,324,000)      (960,000)
          Ten percent discount for estimated timing of
            future cash flows                                                    (1,372,000)     (1,105,000)      (855,000)
                                                                               ------------      ----------     ----------
          Standardized measure of discounted estimated
            future net cash flows                                              $  2,698,000       2,263,000      1,780,000
                                                                               ============      ==========     ==========


          Changes in standardized measure of discounted
              estimated future net cash flows:
              Sales of oil and gas produced, net of
                production costs                                                   (223,000)       (239,000)      (232,000)
              Extensions, discoveries and other
                additions, less related costs                                             -         257,000        320,000
              Changes in estimated future
                development  costs                                                  179,000        (103,000)       130,000
              Revisions of previous quantity estimates                             (369,000)        124,000        (48,000)
              Net changes in prices                                               1,010,000         567,000     (1,075,000)
              Accretion of discount                                                 302,000         230,000        294,000
              Income taxes                                                         (223,000)       (235,000)       480,000
              Other                                                                (241,000)       (118,000)       (30,000)
                                                                               ------------      ----------     ----------
                Net increase (decrease)                                        $    435,000         483,000       (161,000)
                                                                               ============      ==========     ==========

(10) Minority Interest in Partnership

              In August, 1994, the Company, through one of its wholly-owned subsidiaries, became the managing and general partner of a partnership whose purpose was to operate a drilling rig contributed to the partnership by the two partners. The partnership operated the rig through December 20, 1995 at which

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         time the rig was distributed back to the partners and the partnership was terminated. The Company's subsidiary then sold its remaining one-half interest in the rig to the other partner. Since the Company is no longer involved in the operations of the rig, the Company was able, in fiscal 1996, to recognize the gain on the sale of the rig which was deferred in fiscal 1995 when the first one-half interest in the rig was sold. In exchange for the rig, the Company received $250,000 in cash and 319,767 shares of the Company's common stock. The gain attributable to the disposition of the rig was $183,000.

(11) Liquidity

              In order to improve its financial position, management plans to increase utilization of its drilling rigs, reduce indebtedness and increase its base of oil and gas producing properties. Management anticipates an improved working capital position in 1997 and believes that by emphasizing the above plans, in conjunction with its continuing commitment to closely monitor operational costs, the Company will improve both its results of operations and its financial position. The debt restructuring discussed in Note 8, "Subsequent Events." will allow the Company to improve its current position. The new debt allowed the Company to reduce its current debt obligations and to reduce accounts payable. This will improve the Company's current ratio and reduce its working capital deficit. The removal of its demand clause by the Bank from its debt will also improve the Company's current ratio and reduce its working capital deficit.

(12) Fair Value of Financial Instruments

     Cash, trade receivables and payables and short-term debt:

              The Company holds cash, trade receivables and payables and short-term debt. The carrying amount of these instruments approximates fair value due to the short maturity of the instruments.

     Long-term debt:

              The carrying amount of the Company's long-term debt approximates fair value due to the recentness of the issuance of the debt.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ROBERT R. MARMOR, 70, Chairman of the Board since April, 1980. Mr. Marmor was Chief Executive Officer of the Company from April, 1980 until February, 1992 and President from June, 1984 until November, 1991, at which time he voluntarily resigned from these positions and recommended his replacement.
From December, 1979 until April, 1980, Mr. Marmor was President of the Company. From September, 1979 until December, 1979, Mr. Marmor was engaged in founding the Company. From October, 1978 until September, 1979 he was associated as a petroleum engineering consultant with Max K. Watson & Associates, Inc. of Austin, Texas, petroleum and natural gas consultants. From 1977 to October, 1978 he was engaged in various personal investment ventures. Mr. Marmor was employed from 1971 to 1977 in Adelaide, Australia by Delhi International Oil Corporation, Dallas, Texas, and served as project development manager and later as operations manager responsible for the exploration, drilling and production divisions.

     WILLIAM D. HIBBETTS, 47, CPA, a Director since June, 1984. Mr. Hibbetts is Chief Accounting Officer of Southwest Venture Management Company. He was Treasurer/Controller of Gary Pools, Inc. from May, 1986 to July, 1988. He served as an officer of the Company from January 1, 1982 until May 1, 1986. Mr. Hibbetts served in various positions as an accountant with KPMG Peat Marwick from June, 1971 to December, 1981. Mr. Hibbetts served as manager in that accounting firm's audit group from July, 1978 to December, 1981.

     CHARLES B. TICHENOR, 69, a Director since May, 1988. Mr. Tichenor is Corporation Chief Executive-in- Residence/Professor at The Indiana University of Pennsylvania since January 1, 1995. Mr. Tichenor was Vice- Chancellor at Elizabeth City State University from May, 1992 to December 31, 1994. He was a professor at the College of Business of Mississippi State University where he occupied the position of Distinguished Corporation Chief Executive Officer-in-Residence from 1987 to 1992. Mr. Tichenor is the retired Chairman of Champale, Inc., a Fortune 1000 Company, where he served as president and chairman of the board from 1975 to 1983. He is a member of the Board of Trustees of Rider College, Lawrenceville, NJ and he currently or formerly served on the Boards of Doughty Foods, Inc., NYP Container Corp., MCM Investments Co. and Johnston Printing Co.

     ALVIS L. DOWELL, 60, a Director since February, 1991. Mr. Dowell was President and Chief Executive Officer from November 7, 1992 to May 1, 1995. He was Chief Operating Officer from February, 1991 and Vice President from May 2, 1991. From 1988 until 1991, Mr. Dowell was employed by Maersk Oil and Gas, Copenhagen, Denmark as Assistant Manager, Drilling Department. From 1972 to 1988, Mr. Dowell was with Aramco, Saudi Arabian Operations as Drilling Safety Engineer and later as Superintendent Offshore Drilling and then Drilling Manager. He served as Director/Safety and Loss Prevention, Safety Engineering and Regional Engineering Manager with Holiday Inns, Inc., Texas Employers Insurance and Northwestern National Insurance Company.

     WM. STACY LOCKE, 40, a Director since May 1, 1995. Mr. Locke is President and Chief Executive Officer since May 1, 1995. He was Vice President-Investment Banking with Arneson, Kercheville, Ehrenberg & Associates, Inc. from January 1, 1993 to April 30, 1995. From 1988-1992, Mr. Locke was Vice President-Investment Banking with Chemical Banking Corporation, Texas Commerce Bank. He was Senior Geologist with

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Huffco Petroleum Corporation from 1982-1986. From 1979 to 1982 Mr. Locke worked for Tesoro Petroleum Corporation and Valero Energy as a Geologist.

     MARY L. KILGORE, 57, Vice President of Administration since December, 1993 and Corporate Secretary of the Company since May, 1986, has been employed in various positions by the Company and its predecessor from August, 1978.

     CHRIS F. PARMA, 46, CPA, Vice President and Chief Financial Officer since December, 1995. He has been employed as Controller of the Company since October, 1990. He served in various accounting positions from Staff Accountant to Controller from 1972 to 1990 with J. H. Uptmore & Associates, Inc., Real Estate Developer. He served as Vice President of Uptmore from 1985 to 1990.

     MARTIN KALER, 34, Vice President of Engineering since December, 1995. He has been employed as an Engineer of the Company since June, 1993. From 1987 until 1991, Mr. Kaler was with Dowell Schlumberger as Engineer and later as District Engineer.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company and its subsidiaries for services performed during the fiscal year ended March 31, 1996, to the chief executive officer of the Company. No other officer was paid total compensation of $100,000 or more. See Item 13 for a summary of compensation due to Mr. Locke, the chief executive officer of the Company, under his employment agreement with the Company.

                           Summary Compensation Table

                                                           Other                                                          All
 Name and                                                  Annual          Restricted       Warrants/         LTIP        Other
 Principal                                                 Compen-           Stock          Options/         Payouts     Compen-
 Position               Year    Salary $       Bonus $     sation $         Award $          SARS #             $           $
 ---------              ----    --------       -------     --------        ----------       ----------       ------    ----------
 Wm. Stacy Locke CEO    1996    33,000           -             479(1)        18,333(2)         -                -       3,130(3)


 Al L. Dowell CEO       1996    56,250           -           2,244(4)        11,960(5)         -                -           -
                        1995    76,716(6)        -           1,075(1)         5,770(7)         -                -           -
                        1994    67,500           -           1,475(8)             -            -                -           -

(1)  Includes value of personal use of company-provided vehicle.

(2)  Includes 48,889 shares accrued per employment agreement.

(3) Includes value realized on exercise of 100,000 shares of Stock Option Plan granted May, 1995. See "Option/SAR Grants in Last Fiscal Year".

(4) Includes value of personal use of company-provided vehicle and Directors' fee paid by the Company.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

(5) Includes 50,000 shares issued as a bonus. Value is calculated based on the average of the bid and ask prices at issue date discounted due to 2-year restriction on sale or transfer of stock.

(6)  Includes $2,885 voluntarily deferred at election of Executive.

(7) Includes 20,000 shares issued as bonus and 6,000 shares issued as a directors' fee. Value is calculated based on bid price at issue date discounted due to 2-year restriction on sale or transfer of stock.

(8) Includes value of personal use of company-provided vehicle and legal fees paid by the Company.

     From December, 1988, through June, 1995, Directors received 1,000 shares of the Company's common stock for each directors' meeting attended. Since June, 1995, Directors who are not officers or employees of the Company receive $1,000 each quarter for their service on the Board and $250 for each meeting attended. Directors who are not officers or employees of the Company and reside outside of the surrounding area in which a board meeting is held are entitled to reimbursement for travel expenses incurred by them in attending directors' meetings.

     The following table summarizes as to the chief executive officer of the Company, the number and terms of stock options granted during the year ended March 31, 1996:

                     Option/SAR Grants in Last Fiscal Year


                            Number of       % of Total                                           Potential
                            Securities       Options/                                    Realized Value at Assumed
                            Underlying     SARs Granted                                 Annual Rates of Stock Price
                             Options/      to Employees   Excercise or                  Appreciation for Option Term
                            SARs Granted    in Fiscal      Base Price    Expiration     ----------------------------
     Name                      (#)            Year           ($/sh)         Date          5% ($)           10%($)
     ----                   ------------  -------------   ------------   -----------    ----------       -----------
     Wm. Stacy Locke        1,200,000      90             0.375          06/15/2005     273,228        701,616

     The following table shows as to the chief executive officer of the Company the net value realized (market value less exercise price) with respect to stock options exercisable/unexercisable during the last year:

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                             Number of
                                                                             Securities          Value of
                                                                             Underlying          Unexercised
                                                                             Unexercised         In-the-Money
                                                                             Options/SARs at     Options/SARs at
                                                                             FY-End (#)          FY-End ($)
                                    Shares Acquired        Value             Excercisable/       Exercisable/
      Name                          on Exercise (#)     Realized ($)         Unexercisable       Unexercisable
      ----                          -------------       ------------         -------------       -------------
      Wm. Stacy Locke               100,000              3,130               0/1,100,000                0/0

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements


     The following table summarizes as to each of the executive officers of the Company, the number and terms of stock warrants granted during the year ended March 31, 1996:

                   Stock Warrants Granted in Last Fiscal Year
                               Individual Grants

                                                  % of Total
                                                  Warrants
                          Stock                   Granted to
                          Warrant                 Employees in           Exercise                Expiration
   Name                   Grants                   Fiscal Year             Price                    Date
   ----                   -------                 ------------           ---------               ----------

                             No stock warrants were granted in the current fiscal year.


     The following table shows as to each of the executive officers of the Company the net value of securities or cash realized (market value less exercise price) with respect to stock warrants exercisable/unexercisable during the last year:

             Aggregated Stock Warrant Exercises in Last Fiscal Year
                    and Fiscal Year End Stock Warrant Values


                                                                                             Value of
                                                                      Number of              Unexercised
                                                                      Unexercised            In-the-Money
                                                                      Stock Warrants         Stock Warrants
                                 Shares                               at FY-End              at FY-End
                                 Acquired on       Value              Exercisable/           Exercisable/
      Name                        Exercise         Realized            Unexercisable         Unexercisable
      ----                       -----------       --------           --------------         -------------

                     In the current fiscal year, there were no stock warrant exercises by executive officers nor were there any stock warrant values at year end.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of June 19, 1996, with respect to each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock and the Series A Preferred Stock, each director of the Company, and all officers and directors of the Company as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                                       Nature of              Percentage
     Title of                 Name and Address of                      Beneficial             Ownership
      Class                     Beneficial Owner                       Ownership              of Class(7)
     -------                  ---------------------                    ---------              -----------
     Preferred Series A       Alfred G. Holcomb                          117,500                50.0%
                              300 Convent, Suite 1775
                              San Antonio, Texas 78205

     Preferred Series A       Rodney Lewis                               117,500                50.0%
                              P.O. Box 118
                              Encinal, TX 78019

     Common                   Rowan Companies, Inc.                      750,000(1)             10.9%
                              1900 Post Oak Tower
                              5051 Westheimer
                              Houston, TX 77056

     Common                   Robert R. Marmor                           572,393(1)(2)           8.4%
                              9310 Broadway, Bldg. I
                              San Antonio, TX 78217

     Common                   William D. Hibbetts                        146,612(3)              2.1%
                              13007 Blanche Coker
                              San Antonio, TX 78216

     Common                   Charles B. Tichenor                         57,500(4)              0.8%
                              1402 N. Negley Ave.
                              Pittsburgh, PA 15206

     Common                   Alvis L. Dowell                            208,000                 3.0%
                              9310 Broadway, Bldg. I
                              San Antonio, Texas 78217

     Common                   Wm. Stacy Locke                          1,278,333(5)             18.6%
                              9310 Broadway, Bldg. I
                              San Antonio, Texas 78217

                              All officers and directors as a group    2,401,679(6)             34.9%
                              (8 persons)

(1) The Rowan Companies, Inc. have granted an option, which initially expired on August 15, 1993, but has been extended to August 15, 1996, to Mr. Marmor to purchase its holdings of Common Stock in the Company.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

(2) Does not include 30,420 shares owned by Mr. Marmor's children. Mr. Marmor disclaims beneficial ownership and has no voting rights or dispositive power in these 30,420 shares. Includes options issued to Mr. Marmor by the Board of Directors to purchase 50,000 shares.

(3) Includes options issued to Mr. Hibbetts by the Board of Directors to purchase 10,000 shares .

(4) Includes options issued to Mr. Tichenor by the Board of Directors to purchase 10,000 shares.

(5) Includes options issued to Mr. Locke to purchase an additional 1,100,000 shares. (See Item 13.)

(6) Includes options to purchase 82,500 shares issued to the officers and directors by the Board of Directors. Also includes an option to purchase an additional 1,100,000 shares by Mr. Locke (see item 13).

(7) Percentage of class outstanding is calculated assuming all officers and directors exercise all outstanding options and warrants.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The Company's president and chief executive officer, Mr. Wm. Stacy Locke, commenced employment by the Company on May 1, 1995, under a two year employment agreement calling for a base salary of $100,000 for the first year of the two year term and $150,000 for year two. $20,000 of Mr. Locke's first year's salary will be payable in Common Stock valued at the average market value of such shares during March, 1996. Likewise, $55,000 of the $150,000 salary payable to Mr. Locke during the second year of his employment with the Company is payable in Common Stock valued at its average market value during March, 1997. Furthermore, if the Company should experience a loss for the last two consecutive quarters of the term of Mr. Locke's employment agreement the $55,000 payable in Common Stock for the second year of Mr. Locke's employment shall be reduced to $30,000. The Company may terminate Mr. Locke's employment agreement without cause at any time after May 1, 1996 and prior to the end of its two year term, upon payment to him of $75,000 in cash and the issuance to him of a five-year warrant to purchase 120,000 shares of Common Stock at $0.375 per share.

              The terms of Mr. Locke's agreement require the Company to issue ISO's to Mr. Locke for 1,200,000 shares of Common Stock with an exercise price of $.375 per share. While Mr. Locke remains employed by the Company and after the earlier to occur of (i) May 1, 1998 or
         (ii) the acquisition by Mr. Locke of at least 10% of the Company's outstanding Common Stock, on a fully diluted basis, and assuming the exercise of all exercisable stock options held by Mr. Locke, on each May 1 Mr. Locke may accelerate his ability to exercise all or any part of the options to purchase 240,000 shares of Common Stock which would otherwise become exercisable on the next following May 1 under his ISO up to the amount necessary for him to achieve or maintain the 10% ownership of Common Stock determined as described above. After all of Mr. Locke's ISO's become exercisable, the Company has agreed to issue additional ISO's (or non- qualified options if ISO's cannot be made available) covering up to 240,000 shares on each May 1 at an exercise price equal to the then market value of Common Stock in order to provide Mr. Locke with an opportunity to acquire and maintain ownership of 10% of the Company's Common Stock on the basis described above. In the event the Company shall receive gross cash proceeds of $10 million or more in connection with an underwritten public offering of Common Stock, Mr. Locke's rights to additional options shall cease.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Index to Financial Statements and Schedules and Exhibits

         1. The following consolidated financial statements of South Texas Drilling & Exploration, Inc. and its subsidiaries are included in
              Part II, Item 8 of this Report:

                  Independent Auditors' Report

                  Consolidated Balance Sheets at March 31, 1996 and 1995

                  Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and 1994.

                  Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996, 1995 and 1994.

                  Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994.

                  Notes to Consolidated Financial Statements.

         2.   Financial Statement Schedules:

                  Supplementary Income Statement Information is included in
                  Part IV, Item 14, "Financial Statements and Supplementary data" of this Report.

                  Schedule II - Valuation and Qualifying Accounts

                  (All other schedules are omitted as inapplicable, not required, or already covered in the financial statements and notes thereto).

         3.   The following exhibits are filed as part of this Report:

   Page
   ----
   -     (3)                Articles of Incorporation and Bylaws of the Company (previously filed as an Exhibit to the company's 1981 Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(a)            Stock Purchase and Options Agreement dated December 28, 1981 between the Company and Rowan
                            Companies, Inc. ("Rowan") (previously filed as an Exhibit to the Company's 1981 Annual
                            Report on Form 10-K, File No. 2-70145).

   -     (10)(b)            Amended and Restated Agreement of Sale dated December 28, 1981 between the Company and Rowan relating to acquisition of the Tender Rigs (previously filed as an Exhibit to the Company's
                            1981 Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(c)            Note Purchase and Warrant Agreement between the Company and Connecticut General Life
                            Insurance Company and Teachers Insurance and Annuity Association

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                            relating to acquisition of the Tender Rigs (previously filed as an Exhibit to the Company's
                            1981 Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(d)            Amendment No. 2 to Warrant Agreement dated April 12, 1984 between the Company and
                            Connecticut General Life Insurance Company and Teachers Insurance and Annuity Association
                            (previously filed as an Exhibit to the Company's 1983 Annual Report on Form 10-K, File No.
                            2-70145).

   -     (10)(e)            Letter of Basic Terms dated April 12, 1984 between the Company and Connecticut General Life
                            Insurance Company and Teachers Insurance and Annuity Association regarding the recapitalization or reorganization of South Texas Offshore Drilling Company (previously filed as an Exhibit to the Company's 1983 Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(f)            Agreement dated April 12, 1984 among the Company and Connecticut General Life Insurance
                            Company and Teachers Insurance and Annuity Association of America releasing certain obligations of the Company (previously filed as an Exhibit to the Company's 1983 Annual
                            Report on Form 10-K, File No. 2-70145).

   -     (10)(g)            Loan Agreement dated December 28, 1981 between the Company and Frost National Bank of San
                            Antonio (previously filed as an Exhibit to the Company's 1983 Annual Report on Form 10-K,
                            File No. 2-70145).

   -     (10)(h)            Second Amendment dated April 13, 1984 to the Loan Agreement dated December 28, 1981 between the Company and Frost National Bank of San Antonio (previously filed as an Exhibit to the
                            Company's 1983 Annual Report on Form 10-K, File No. 2- 70145).

   -     (10)(i)            Modification of General Guaranty dated April 13, 1984 between the Company and Frost National
                            Bank of San Antonio modifying the Company's guarantee of the Promissory Note of South
                            Texas/1200, Ltd. (previously filed as an Exhibit to the Company's 1983 Annual Report on Form
                            10-K, File No. 2-70145).

   -     (10)(j)            The Company's 1983 Non-qualified Stock Option Plan (previ-ously filed as an Exhibit to the
                            Company's 1983 Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(k)            Letter from Hoy M. Booker deferring enforcement of legal remedies (previously filed as an
                            Exhibit to the Company's 1983 Annual Report on Form 10-K, File No. 2- 70145).

   -     (10)(l)            Letter from R. L. Kirkwood deferring enforcement of legal remedies (previously filed as an
                            Exhibit to the Company's 1983 Annual Report on Form 10-K, File No. 2- 70145).

   -     (10)(m)            Modification of Representation and Warranty of Second Amendment dated April 13, 1984 to the
                            Loan Agreement dated December 28, 1981 between the company and Frost National Bank of San
                            Antonio (previously filed as an Exhibit to the Company's 1984 Annual Report on Form 10-K,
                            File No. 2-70145).

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

   -     (10)(n)            Agreement and Release dated January 3, 1986, between the Company and Hoy M. Booker and
                            Robert L. Kirkwood regarding the assignment of certain oil and gas properties in satisfaction of certain promissory notes (previously filed as an Exhibit to the Company's
                            1985 Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(o)            Debt Cancellation Agreement dated March 24, 1986 between the company and Frost National Bank of San Antonio (previously filed as an Exhibit to the Company's 1985 Annual Report on Form
                            10-K, File No. 2-70145).

   -     (10)(p)            Amendment #1 To Debt Cancellation Agreement dated March 24, 1986 between the Company and
                            Frost National Bank of San Antonio (previously filed as an Exhibit to the Company's 1986
                            Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(q)            Amendment #2 To Debt Cancellation Agreement dated March 24, 1986 between the Company and
                            Frost National Bank of San Antonio (previously filed as an Exhibit to the Company's 1986
                            Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(r)            Modification and Extension of Term Note dated April 16, 1986 between the Company and Frost
                            National Bank of San Antonio (previously filed as an Exhibit to the Company's 1986 Annual
                            Report on Form 10-K, File No. 2-70145).

   -     (10)(s)            Bill of Sale of Oil and Gas Drilling Rigs dated April 16, 1986 between the Company and Frost
                            National Bank of San Antonio (previously filed as an Exhibit to the Company's 1986 Annual
                            Report on Form 10-K, File No. 2-70145).

   -     (10)(t)            Convertible subordinated note dated January 1, 1989 between the Company and Frost Bank
                            (previously filed as an Exhibit to the Company's 1989 Annual Report on Form 10-K, File No.
                            2-70145).

   -     (10)(u)            Convertible subordinated note dated November 1, 1988 between the Company and Larry Temple
                            (previously filed as an Exhibit to the Company's 1989 Annual Report on Form 10-K, File No.
                            2-70145).

   -     (10)(v)            Rig Lease and Refurbishing Agreement (Rig 11) dated September 21, 1990 between the Company and LB Sales and Leasing, Inc. (previously filed as an Exhibit to the Company's 1991 Annual
                            Report on Form 10-K, File No. 2-70145).

   -     (10)(w)            Rig Lease and Refurbishing Agreement (Rig 12) dated September 21, 1990 between the Company and LB Sales and Leasing, Inc. (previously filed as an Exhibit to the Company's 1991 Annual
                            Report on Form 10-K, File No. 2-70145).

   -     (10)(x)            Revised and restated rig Lease and Refurbishing Agreement regarding Rig 11 and Rig 12 dated
                            September 27, 1991 between the Company and LB Sales and Leasing, Inc. (previously filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K, File No. 2-70145).

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

   -     (10)(y)            Settlement Agreement dated November 13, 1991 between the Company and Frio Drilling Company
                            (previously filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K, File No.
                            2-70145).

   -     (10)(z)            Settlement Agreement dated December 29, 1994 between the Company and L. B. Sales and
                            Leasing, Inc. ( previously filed as an Exhibit to the Company's 1995 Annual Report on Form
                            10-K, File No. 2-70145).

   -     (10)(aa)           Executive Employment Agreement dated May 1, 1995 between the Company and Wm. Stacy Locke (
                            previously filed as an Exhibit to the Company's 1995 Annual Report on Form 10-K, File No. 2-
                            70145).

   48    (10)(bb)           Form of Loan and Security Agreement dated May 8, 1996 between the Company and Finova Capital
                            Corporation

   70    (10)(cc)           Form of Schedule to Loan and Security Agreement dated May 8, 1996  between the Company and
                            Finova Capital Corporation

   -     (22)               Subsidiaries of the registrant (previously filed as an Exhibit to the Company's 1992 Annual
                            Report on Form 10-K, File No. 2-70145).

         (b) Reports of Form 8-K: No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.

                                                                     SCHEDULE II

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts



                                              Balance at       Charged         Deductions
                                              beginning      to costs and         from              Balance at
                                               of year         expenses         accounts             year end
                                              ----------     ------------      ----------           ----------
    Year ended March 31, 1994:
      Allowance for doubtful receivables      $  170,945        62,949                   -            233,894
                                              ==========      ========         ===========           =========

    Year ended March 31, 1995:
      Allowance for  doubtful receivables     $  233,894       228,374             462,268                   -
                                              ==========      ========         ===========           =========

    Year ended March 31, 1996:
      Allowance for doubtful receivables      $        -       140,000                   -             140,000
                                              ==========      ========         ===========           =========

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, South Teas Drilling & Exploration, Inc. has duly caused this report to be signed on its behalf by the undersigned, this 28th day of June, 1996 thereunto duly authorized.



                           By /s/ Robert R. Marmor
                             --------------------------------------------------
                              Robert R. Marmor, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Signature                      Title                         Date
          ---------                      -----                         ----


 /s/ Robert R. Marmor
 ----------------------------
 Robert R. Marmor                    Chairman and Director        June 28, 1996



 /s/ Wm. Stacy Locke
 ----------------------------
 Wm. Stacy Locke                     President and Chief          June 28, 1996
                                     Executive Officer and
                                     Director

 /s/ Al Dowell
 ----------------------------
 Al Dowell                           Director                     June 28, 1996



 /s/ William D. Hibbets
 ----------------------------
 William D. Hibbetts                 Director                     June 28, 1996



 /s/ Chris F. Parma
 ----------------------------
 Chris F. Parma                      Vice President and           June 28, 1996
                                     Chief Financial Officer


