Form 10-Q
period 1996-06-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1996-08-14
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from    N/A     to
                               ----------    ----------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                74-2088619
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

                                                                Yes X   No
                                                                   -----  -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                                                                Yes     No
                                                                   -----  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                   Outstanding at August 8, 1996
           -----                                   -----------------------------
Common Stock, $.10 par value,                                 5,654,333

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION


ITEM 1.
   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets


                                                                                  June 30,                 March 31,
   ASSETS                                                                           1996                     1996
   ------                                                                           ----                     ----

Current Assets:
   Cash                                                                        $    509,555                   325,568
   Receivables                                                                      670,655                   541,319
   Contract drilling in progress                                                    157,846                   234,527
   Prepaid expenses                                                                  89,304                    48,016
                                                                               ------------              ------------
      Total current assets                                                        1,427,360                 1,149,430
                                                                               ------------              ------------

Property and equipment                                                           11,350,873                11,110,070
Accumulated depreciation, depletion
   and amortization                                                               8,148,732                 8,001,254
                                                                               ------------              ------------
Net property and equipment                                                        3,202,141                 3,108,816
                                                                               ------------              ------------
Investment in notes receivable                                                       25,455                    27,404
                                                                               ------------              ------------
   Total assets                                                                   4,654,956                 4,285,650
                                                                               ============              ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Short-term debt                                                                  100,000                   200,000
   Current installments, long-term debt                                             262,193                   467,416
   Accounts payable                                                                 921,299                 1,255,505
   Prepaid drilling contracts                                                       214,575                    99,000
   Accrued expenses                                                                 134,343                   232,337
                                                                               ------------              ------------
      Total current liabilities                                                   1,632,410                 2,254,258

Long term debt                                                                    1,448,091                   553,916
                                                                               ------------              ------------

Total liabilities                                                                 3,080,501                 2,808,174
                                                                               ------------              ------------
Shareholders' equity:
   Preferred stock, noncumulative, $1.00
      par value.  Authorized 1,000,000
      shares; issued and outstanding
      235,000 shares at June 30,
      and March 31, 1996.                                                           235,000                   235,000
   Common stock, $0.10 par value.
      Authorized 15,000,000 shares;
      issued and outstanding 5,654,333
      at June 30 and 5,601,000 at
      March 31, 1996.                                                               565,433                   560,100
Additional paid-in capital                                                       15,913,894                15,899,227
Retained earnings (deficit)                                                     (15,009,967)              (15,086,946)
                                                                               ------------              ------------
                                                                                  1,704,360                 1,607,381
Less Treasury stock, at cost, 319,767 shares                                        129,905                   129,905
                                                                               ------------              ------------
   Total shareholders' equity                                                     1,574,455                 1,477,476
                                                                               ------------              ------------
Total Liabilities and shareholders equity                                      $  4,654,956                 4,285,650
                                                                               ============              ============

See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                            ------------------------

                                                                                              1996            1995
                                                                                              ----            ----
 Revenues:
    Contract drilling                                                                     $2,095,132        2,017,243
    Oil and gas                                                                              105,271          111,066
    Management fees and other                                                                 43,574           46,869
                                                                                          ----------       ----------
        Total operating revenues                                                           2,243,977        2,175,178
                                                                                          ----------       ----------


 Costs and expenses:
    Contract drilling                                                                      1,803,450        1,804,136
    Oil and gas                                                                               46,636           35,479
    Depreciation, depletion and amortization                                                 147,478          139,702
    General and administrative                                                               135,320          121,071
                                                                                          ----------       ----------
 Total operating costs and expenses                                                        2,132,884        2,100,388
                                                                                          ----------       ----------


 Earnings (loss) from operations                                                             111,093           74,790
                                                                                          ----------       ----------

 Other income (expense):
    Interest expense                                                                         (37,810)         (25,330)
    Interest income                                                                            3,695            1,389
    Gain on sale of assets                                                                      -              24,000
    Minority interest in earnings of partnership                                                -             (16,327)
                                                                                          ----------       ----------

 Total other income (expense)                                                                (34,115)         (16,268)
                                                                                          ----------       ----------


 Earnings before income taxes                                                                 76,978           58,522
 Income taxes                                                                                   -                -
                                                                                          ----------       ----------

 Net earnings                                                                             $   76,978       $   58,522
                                                                                          ==========       ==========

 Net earnings per common and common equivalent share:
    Earnings before extraordinary item                                                         $0.01             0.01
    Extraordinary item                                                                          0.00             0.00
                                                                                          ----------       ----------


 Net earnings                                                                             $     0.01       $     0.01
                                                                                          ===========      ===========

 Weighted average number of shares                                                         5,316,788        5,408,000
                                                                                          ===========      ===========




NOTE: At June 30, 1996 the Company has a remaining net operating loss carryforward of approximately $15,820,000 and investment credit carryforward of approximately $671,000.



See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                              Three Months Ended
                                                                                                    June 30,
                                                                                            -----------------------
                                                                                              1996            1995
                                                                                              ----            ----
 Cash flows from operating activities:
    Net earnings                                                                          $   76,978           58,522

    Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:
        Depreciation, depletion, amortization                                                147,478          139,702

        Provision for doubtful accounts                                                        -                -
        Gain on sale of assets                                                                 -              (24,000)
        Minority interest in equity of partnership                                             -               16,327
        Change in current assets and liabilities:
           Accounts and notes receivable                                                    (127,388)        (828,398)
           Contract drilling in progress                                                      76,681          118,148
           Prepaid expenses                                                                  (41,286)         (16,120)
           Accounts payable                                                                 (334,206)         515,699

           Prepaid drilling contracts                                                        115,575            -
           Accrued expenses                                                                  (97,993)         (62,794)
                                                                                          ----------        ---------

 Net cash used by operations                                                                (184,161)         (82,914)
                                                                                          ----------        ---------

 Cash flows from financing activities:
    Payments of debt                                                                        (861,049)        (429,416)
    Proceeds from notes payable                                                            1,470,000          812,724
                                                                                          ----------        ---------


 Net cash provided (used) in financing activities                                            608,951          383,308
                                                                                          ----------        ---------

 Cash flows from investing activities:
    Purchase of property and equipment                                                      (240,803)        (506,828)
    Proceeds from sale of equipment                                                            -               24,000
                                                                                          ----------        ---------
 Net cash used in investing activities                                                      (240,803)        (482,828)
                                                                                          ----------        ---------

 Net increase (decrease) in cash                                                             183,987         (182,434)


 Beginning cash and cash equivalents                                                         325,568          221,816
                                                                                          ----------        ---------

 Ending cash and cash equivalents                                                         $  509,555           39,382
                                                                                          ==========        =========





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

4. At April 1, 1996, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $671,000 (expiring 1996 through 2007) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $15,820,000 (expiring 1998 through 2006) which are also available to reduce future Federal income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        Cash and cash equivalents at June 30, 1996, were $509,555 compared to $325,568 at March 31, 1996. The current ratio at June 30, 1996 was 0.87:1 compared to 0.51:1 at March 31, 1996. Working capital increased to ($205,050) at June 30, 1996 from ($1,104,828) at March 31, 1996. One of the main elements in this improvement in the Company's working capital position was a restructuring of its debt which is discussed in detail below.
   Accounts receivable increased to $670,655 at June 30, 1996 from $541,319 at March 31, 1996. Contract drilling in progress decreased to $157,846 at June 30, 1996 from $234,527 at March 31, 1996.

        Since March 31, 1996, property and equipment costs increased by $240,803. Of this amount, $236,440 was spent on drilling equipment, and $4,364 was spent on buildings and improvements. The primary element in the increase in drilling equipment was the expenditure of $207,380 for the acquisition of drill pipe.

        Debt obligations in the form of notes payable, both short term and long term, increased by $588,952 from March 31, 1996 to June 30, 1996. The primary element of this increase was a restructuring of the Company's credit facility. Through the restructuring, the Company acquired a $500,000 revolving line of credit secured by the Company's accounts receivable and a $1,250,000 term loan which was used to pay off most of the Company's debt on drilling equipment, provide capital for additional equipment purchases and reduce the Company's accounts payable. The term loan is secured by the Company's drilling equipment, transportation equipment, furniture and fixtures and the yard facility in Kenedy, Texas. The revolving line of credit carries

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   an interest rate of prime (8.25% at June 30, 1996) plus 2.75% with interest payable monthly. The term loan carries an interest rate of prime plus 3.0% with monthly payments based on a seven year amortization. Through the restructuring, the Company was able to reduce its working capital deficit and to increase its current ratio.

        Accounts payable at June 30, 1996 were $921,299, a decrease of $334,206 from $1,255,505 at March 31, 1996. This decrease in accounts payable resulted from the use of funds acquired through the debt restructuring discussed above. Accrued expenses decreased to $134,343 at June 30, 1996 from $232,337 at March 31, 1996.

Results of Operations

        Contract drilling revenue for the quarter ended June 30, 1996 was $2,095,132 compared to $2,017,243 in the same quarter a year earlier. This increase in drilling revenue was attained in spite of a decrease in drilling days. In the current quarter, the Company had 293 drilling days compared to 315 drilling days in the same quarter in fiscal 1996. During the current quarter, the Company operated four rigs, while in fiscal 1996, the Company operated five rigs. In decreasing the number of rigs it operated, the Company increased its utilization rate to 80% in the current quarter from 77% in the same quarter a year earlier. During the current quarter, both contract drilling revenue and the average daily drilling rate increased. In the current quarter, the average daily drilling rate was $7,151.00 compared to $6,404.00 in the corresponding quarter of fiscal 1996.

        Oil and gas revenue for the quarter ended June 30, 1996 was $105,271, down $5,795 from revenue of $111,066 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to lower production of both oil and gas. In the current quarter, production was the equivalent of 6,098 barrels of oil, while in the same quarter a year earlier production was the equivalent of 8,066 barrels of oil. In the current quarter, the average prices received by the Company were $21.39 per barrel of oil and $2.31 per mcf of gas. In the same quarter in fiscal 1996, the Company received $18.06 per barrel of oil and $1.76 per mcf of gas.

        Total operating costs and expenses for the quarter ended June 30, 1996 were $2,132,884, up $32,496, from operating costs and expenses of $2,100,388 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs decreased $686 in the quarter ended June 30, 1996. Although total contract drilling costs decreased, average drilling costs per day in the current quarter were $6,155 compared to $5,727 in the same quarter a year earlier. Oil and gas costs and expenses were $46,636 in the quarter ended June 30, 1996 compared with $35,479 in the same quarter a year earlier. This increase of $11,157 was the result of expenditures incurred in an effort to increase production from the wells. Depreciation, depletion and amortization costs increased to $147,478 in the quarter ended June 30, 1996 from $139,702 in the quarter ended June 30, 1995. The reason for this increase was an increase in depreciation expense resulting from the addition of equipment since June 30, 1995. General and administrative expenses increased to $135,320 in the current quarter from $121,071 in the same quarter a year earlier. This increase was the result of increased payroll costs and reduced legal and professional fees.

        Other income and expense decreased to ($34,115) in the current quarter from $(16,268) in the same quarter a year earlier. The reasons for this decrease were an increase in interest expense, a decrease in the amount of obsolete and excess equipment sold and the elimination of the minority interest in the earnings of a partnership. This partnership, a drilling partnership, was in operation in fiscal 1996. However, operations were terminated in December, 1995, and the partnership was dissolved in January, 1996.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       On July 8, 1996, the Judge of the United States District Court for the Western District of Texas, San Antonio Division, entered his decision in Civil Action No. SA-95-CA-0736, Empire Fire and Marine Insurance Co. vs. South Texas Drilling & Exploration, Inc. et al. This action was brought against the Company by its automobile liability insurance carrier who denied coverage in a personal injury case. The judge held that the injured party was not an employee of the Company and thus the insurance company had a contractual duty under the policy to indemnify its insured, the Company. Under this decision, the Company would have no further obligation to pay the injured party the remaining $140,000 awarded him and the Company would recoup the $60,000 already paid to the injured party. On July 25, 1996, the Company's attorney in the above case notified the Company that he was informed by the attorney for the insurance company that the insurance company intended to appeal the finding in the above case.

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

Dated:  August 9, 1996

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

           Signature                                      Title                               Date
           ---------                                      -----                               ----
/s/Robert R. Marmor                                 Chairman of the Board                 August 9, 1996
- ---------------------------------------
Robert R. Marmor



/s/Wm. Stacy Locke                                  President and Chief                   August 9, 1996
- ---------------------------------------             Executive Officer and
Wm. Stacy Locke                                     Director




/s/Chris F. Parma                                   Vice President and                    August 9, 1996
- ---------------------------------------             Chief Financial Officer
Chris F. Parma

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                      DESCRIPTION
       --------                   -----------

         27                 Financial Data Schedule