Form 10-Q
period 1996-09-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1996-11-14
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                       OR

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from        N/A      to
                              -----------------  ----------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)


                    TEXAS                                74-2088619
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

--------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

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

                                                                 Yes      No
                                                                    ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               Class                            Outstanding at November 12, 1996
               -----                            --------------------------------
   Common Stock, $.10 par value                               5,314,566

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

ITEM 1.
   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets

                                                                                    September 30,          March 31,
           ASSETS                                                                       1996                 1996
                                                                                    -------------         -----------
 Current Assets:
    Cash                                                                             $   140,476              325,568
    Receivables                                                                        1,193,787              541,319
    Contract drilling in progress                                                        142,918              234,527
    Prepaid expenses                                                                     106,959               48,016
                                                                                     -----------          -----------
        Total current assets                                                           1,584,140            1,149,430
                                                                                     -----------          -----------
    Property and equipment                                                            10,719,596           11,110,070
    Accumulated depreciation, depletion and amortization                               7,322,576            8,001,254
                                                                                     -----------          -----------
    Net property and equipment                                                         3,397,020            3,108,816
                                                                                     -----------          -----------
    Investment in notes receivable                                                        25,455               27,404
                                                                                     -----------          -----------
        Total assets                                                                   5,006,615            4,285,650
                                                                                     ===========          ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Short-term debt                                                                       -                   200,000
    Current installments, long-term debt                                                 296,581              467,416
    Accounts payable                                                                   1,267,455            1,255,505
    Prepaid drilling contracts                                                            99,000               99,000
    Accrued expenses                                                                     235,277              232,337
                                                                                     -----------          -----------
        Total current liabilities                                                      1,898,313            2,254,258

 Long-term debt                                                                        1,461,793              553,916
                                                                                     -----------          -----------

 Total liabilities                                                                     3,360,106            2,808,174
                                                                                     -----------          -----------
 Shareholders' equity:
    Preferred stock, noncumulative, $1.00 par value.  Authorized
      1,000,000 shares;  issued and outstanding 235,000 shares at
      March 31, 1996 and September 30, 1996.                                             235,000              235,000
    Common stock, $.10 par value.  Authorized 15,000,000 shares:  issued and outstanding 5,601,000 at March 31, 1996 and  5,654,333 at
      September 30, 1996.                                                                565,433              560,100
    Additional paid-in capital                                                        15,913,894           15,899,227
    Retained earnings (deficit)                                                      (14,930,913)         (15,086,946)
                                                                                     -----------          -----------
                                                                                       1,783,414            1,607,381
    Less Treasury stock, at cost, 319,767 shares at March 31, 1996
        and 339,767 shares at September 30, 1996                                         136,905              129,905
                                                                                     -----------          -----------
        Total shareholders' equity                                                     1,646,509            1,477,476
                                                                                     -----------          -----------
    Total Liabilities and shareholders equity                                        $ 5,006,615            4,285,650
                                                                                     ===========          ===========


See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended                     Six Months Ended
                                                                September 30,                         September 30,
                                                       ------------------------------          ------------------------------
                                                          1996               1995                1996                 1995
                                                       ----------          ----------          ----------          ----------
 Revenues:
    Contract Drilling                                  $1,910,806           1,325,512           4,005,938           3,342,755
    Oil and gas                                            93,922             122,686             199,193             258,052
    Management fees and other                              28,729               5,893              72,303              28,462
                                                       ----------          ----------          ----------          ----------
    Total operating revenues                            2,033,457           1,454,091           4,277,434           3,629,269
                                                       ----------          ----------          ----------          ----------


 Costs and expenses:
    Contract drilling                                   1,581,758           1,254,289           3,385,208           3,058,425
    Oil and gas                                            36,125              41,959              82,761              77,438
    Depreciation, depletion and amortization              156,253             150,289             303,731             289,991
    General and administrative                            141,013             148,552             276,333             269,623
                                                       ----------          ----------          ----------          ----------
    Total operating costs and expenses                  1,915,149           1,595,089           4,048,033           3,695,477
                                                       ----------          ----------          ----------          ----------


 Earnings (loss) from operations                          118,308            (140,998)            229,401             (66,208)
                                                       ----------          ----------          ----------          ----------

 Other income (expense):
    Interest expense                                      (48,509)            (27,924)            (86,319)            (53,254)
    Interest income                                         2,393                 636               6,088               2,025
    Gain on sale of assets                                  6,862                 (17)              6,862              23,983
    Minority interest in losses of
        partnership                                         -                  48,327               -                  32,000
                                                       ----------          ----------          ----------          ----------
    Total other income (expense)                          (39,254)             21,022             (73,369)              4,754
                                                       ----------          ----------          ----------          ----------

 Earnings before income taxes                              79,054            (119,976)            156,032             (61,454)
 Income taxes                                               -                   -                   -                   -
                                                       ----------          ----------          ----------          ----------
 Net earnings                                          $    79,054           (119,976)            156,032             (61,454)
                                                       ===========         ==========          ==========          ==========

 Net earnings (loss) per common and common
   equivalent share                                    $      0.01             ( 0.02)               0.03               (0.01)
                                                       ===========         ==========          ==========          ==========

 Weighted average number of shares                       5,321,233          5,489,333           5,319,011           5,448,667
                                                       ===========         ==========          ==========          ==========


NOTE: At September 30, 1996 the Company has a remaining net operating loss carryforward of approximately $15,820,000 and investment credit carryforward of approximately $671,000.


See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                Six Months Ended
                                                                                                  September 30,
                                                                                       --------------------------------------
                                                                                          1996                        1995
                                                                                       ----------                  ----------
 Cash flows from operating activities:
    Net earnings (loss)                                                                $  156,032                     (61,454)
    Adjustments to reconcile net earnings to net cash provided (used)
        by operating activities:
        Depreciation, depletion, amortization                                             303,731                     289,991
        Stock issued to directors and employees as compensation                             -                          13,340
        Gain on sale of assets                                                             (6,862)                    (23,983)
        Minority interest in equity of partnership                                          -                         (32,000)
        Changes in current assets and liabilities:
           Accounts and notes receivable                                                 (650,518)                   (556,787)
           Contract drilling in progress                                                   91,609                     205,251
           Prepaid expenses                                                               (58,942)                    (24,111)
           Accounts payable                                                                11,951                     406,430
           Prepaid drilling contracts                                                       -                         147,750
           Accrued expenses                                                                 2,941                      12,871
                                                                                       ----------                  ----------
 Net cash provided (used) by operations                                                  (150,058)                    377,298
                                                                                       ----------                  ----------
 Cash flows from financing activities:
    Payments of debt                                                                   (1,036,308)                 (1,121,329)
    Proceeds from notes payable                                                         1,593,349                   1,379,851
    Purchase of treasury stock                                                             (7,000)                      -
    Proceeds from exercise of warrants and options                                          -                           9,800
                                                                                       ----------                  ----------
 Net cash provided (used in financing activities)                                         550,041                     268,322
                                                                                       ----------                  ----------
 Cash flows from investing activities:
    Purchase of property and equipment                                                   (593,057)                   (864,997)
    Proceeds from sale of equipment                                                         7,982                      26,500
                                                                                       ----------                  ----------
 Net cash used in investing activities                                                   (585,075)                   (838,497)
                                                                                       ----------                  ----------

 Net increase (decrease) in cash                                                         (185,092)                   (192,877)

 Beginning cash and cash equivalents                                                      325,568                     221,816
                                                                                       ----------                  ----------

 Ending cash and cash equivalents                                                      $  140,476                      28,939
                                                                                       ==========                  ==========
 Supplementary Disclosure:
    Accrued officer's compensation paid through the issuance of
      53,333 shares of common stock                                                    $   20,000                       -




See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements include the accounts of South Texas Drilling & Exploration, Inc and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

            Cash and cash equivalents at September 30, 1996, were $140,476 compared to $325,568 at March 31, 1996. The current ratio at September 30, 1996 was 0.83:1 compared to 0.51:1 at March 31, 1996. Working capital increased to ($314,173) at September 30, 1996 from ($1,104,828) at March 31, 1996. One of the main elements in this improvement in the Company's working capital position was a restructuring of its debt which took place in the first quarter of fiscal 1997. Accounts receivable increased to $1,193,787 at September 30, 1996 from $541,319 at March 31, 1996. This increase was the result of the increased drilling activity and the completion of contracts near the end of the current period. Contract drilling in progress decreased to $142,918 at September 30, 1996 from $234,527 at March 31, 1996.

            Since March 31, 1996, property and equipment costs decreased by $390,474. This decrease was comprised of a reduction of $954,926 on the write off of fully depreciated drilling equipment, a reduction of $32,104 on the trade in of transportation equipment and an increase of $596,556 in property and equipment. Of this amount, $570,023 was spent on drilling equipment, $19,130 was spent on transportation equipment, $4,364 was spent on building improvements, $2,230 was spent on investment in oil and gas properties and $809 was spent on furniture and fixtures. The primary element in the increase in drilling equipment was the expenditure of $330,879 for the acquisition of drill pipe.

            Debt obligations in the form of notes payable, both short term and long term, increased by $537,042 from March 31, 1996 to September 30, 1996. The primary element of this increase was a restructuring of the Company's credit facility. Through the restructuring, the Company acquired a $500,000 revolving line of credit secured by the Company's accounts receivable and a $1,250,000 term loan which was used to pay off most of the Company's debt on drilling equipment, provide capital for additional equipment purchases and reduce the Company's accounts payable. The term loan is secured by the Company's drilling equipment, transportation equipment, furniture and fixtures and the yard facility in Kenedy, Texas. The revolving line of credit carries an interest rate of prime (8.25% at September 30, 1996) plus 2.75% with interest payable monthly. The term loan carries an interest rate of prime plus 3.0% with monthly payments based on a seven year amortization. Through the restructuring, the Company was able to reduce its working capital deficit and to increase its current ratio.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


            Accounts payable at September 30, 1996 were $1,267,455, an increase
       of $11,950 from $1,255,505 at March 31, 1996.   Accrued expenses
       increased to $235,277 at September 30, 1996 from $232,337 at March 31, 1996.

Results of Operations

            Contract drilling revenue for the quarter ended September 30, 1996 was $1,910,806 compared to $1,325,512 in the same quarter a year earlier, an increase of 44%. Oil and gas revenue decreased to $93,922 in the current quarter from $122,686 in the same quarter of the prior year. Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) was $274,561 in the current quarter compared to $9,291 in the same quarter a year earlier and $533,132 for six months ended September 30, 1996 compared to $223,783 for six months ended September 30, 1995.

            The increase in drilling revenue was due to increased drilling activity, 268 days in the current quarter compared to 215 drilling days in the same quarter a year earlier. Rig utilization increased to 73% in the current quarter from 47% in the same quarter in fiscal 1996. During the current quarter, the Company operated four drilling rigs, while in fiscal 1996, the Company operated five rigs.

            The decrease in oil and gas revenue in the current quarter was due to lower production of both oil and gas. In the current quarter, production was the equivalent of 5,232 barrels of oil, while in the same quarter a year earlier production was the equivalent of 7,476 barrels of oil. In the current quarter, the average prices received by the Company were $21.24 per barrel of oil and $2.52 per mcf of gas. In the same quarter in fiscal 1996, the Company received $17.12 per barrel of oil and $1.66 per mcf of gas.

            Total operating costs and expenses for the quarter ended September 30, 1996 were $1,915,149, up $320,060, from operating costs and expenses of $1,595,089 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $327,469 in the quarter ended September 30, 1996. The Company's average daily drilling margin (drilling revenue less drilling costs) increased to $1,228 per day in the current quarter from $331 per day in the same quarter in fiscal 1996. Oil and gas costs and expenses were $36,125 in the quarter ended September 30, 1996 compared with $41,959 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $156,253 in the quarter ended September 30, 1996 from $150,289 in the quarter ended September 30, 1995. The reason for this increase was an increase in depreciation expense resulting from the addition of equipment since September 30, 1995. General and administrative expenses decreased to $141,013 in the current quarter from $148,552 in the same quarter a year earlier.

            Other income and expense decreased to ($39,254) in the current quarter from $21,022 in the same quarter a year earlier. The reasons for this decrease were an increase in interest expense, an increase in the amount of obsolete and excess equipment sold and the elimination of the minority interest in the losses of a partnership. The partnership, a drilling partnership, was in operation in fiscal 1996. However, operations were terminated in December, 1995, and the partnership was dissolved in January, 1996.


                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On July 8, 1996, the Judge of the United States District Court for the Western District of Texas, San Antonio Division, entered his decision in Civil Action No. SA-95-CA-0736, Empire Fire and Marine Insurance Co. vs. South Texas Drilling & Exploration, Inc. et al. This action was brought against the Company by its automobile liability insurance carrier who denied coverage in a personal injury case. The judge held that the injured party was not an employee of the Company and thus the insurance company had a contractual duty under the policy to indemnify its insured, the Company. Under this decision, the Company would have no further obligation to pay the injured party the remaining $125,000 awarded him and the Company would recoup the $75,000 already paid to the injured party. On September 9, 1996, the Empire Fire and Marine Insurance Company filed an appeal with the United States Court of Appeals for the Fifth Circuit. On September 20, 1996, the Company filed a cross- appeal in the case.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




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


Dated:  November 12, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                    Title                  Date
   ---------                                    -----                  ----
/s/Robert R. Marmor
---------------------------------        Chairman of the Board       November 12, 1996
Robert R. Marmor


/s/Wm. Stacy Locke                       President and Chief
---------------------------------        Executive Officer           November 12, 1996
Wm. Stacy Locke


/s/Chris F. Parma
---------------------------------        Controller                  November 12, 1996
Chris F. Parma

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
