Form 10-Q
period 1996-12-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1997-02-14
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

                                       OR

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from        N/A          to
                              --------------------    ----------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                              74-2088619
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

                                                                 Yes X   No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                                                                  Yes____ No____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                Outstanding at February 12, 1997
           -----                                --------------------------------
Common Stock, $.10 par value                               5,315,566

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets

                                                                                   December 31,                March 31,
   ASSETS                                                                              1996                      1996
   ------                                                                          ------------               -----------
Current Assets:
   Cash                                                                            $    183,277                   325,568
   Receivables                                                                        1,288,091                   541,319
   Contract drilling in progress                                                        211,908                   234,527
   Prepaid expenses                                                                     224,533                    48,016
                                                                                   ------------               -----------
      Total current assets                                                            1,907,809                 1,149,430
                                                                                   ------------               -----------

Property and equipment                                                               10,761,237                11,110,070
Accumulated depreciation, depletion and amortization                                  7,483,056                 8,001,254
                                                                                   ------------               -----------
Net property and equipment                                                            3,278,181                 3,108,816
                                                                                   ------------               -----------
Investment in notes receivable                                                           25,456                    27,404
                                                                                   ------------               -----------
   Total assets                                                                       5,211,446                 4,285,650
                                                                                   ============               ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Short-term debt                                                                       -                        200,000
   Current installments, long-term debt                                                 301,825                   467,416
   Accounts payable                                                                   1,502,253                 1,255,505
   Prepaid drilling contracts                                                           132,900                    99,000
   Accrued expenses                                                                     200,814                   232,337
                                                                                   ------------               -----------
      Total current liabilities                                                       2,137,792                 2,254,258

Long term debt                                                                        1,393,159                   553,916
Minority interest                                                                         -                         -
                                                                                   ------------               -----------
   Total liabilities                                                                  3,530,951                 2,808,174
                                                                                   ------------               -----------
Shareholders' equity:
   Preferred stock, noncumulative, $1.00 par value.
      Authorized 1,000,000 shares; issued and out-
      standing 235,000 shares at December 31, and
      March 31, 1996.                                                                   235,000                   235,000
   Common stock, $0.10 par value.
      Authorized 15,000,000 shares; issued and out-
      standing 5,655,333 at December 31 and
      5,601,000 at March 31, 1996.                                                      565,533                   560,100
Additional paid-in capital                                                           15,914,169                15,899,227
Retained earnings (deficit)                                                         (14,897,302)              (15,086,946)
                                                                                   ------------               -----------
                                                                                      1,817,400                 1,607,381
Less Treasury stock, at cost, 339,767 shares                                            136,905                   129,905
                                                                                   ------------               -----------
Total shareholders' equity                                                            1,680,495                 1,477,476
                                                                                   ------------               -----------
Total Liabilities and shareholders equity                                          $  5,211,446                 4,285,650
                                                                                   ============               ===========


See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended                    Nine Months Ended
                                                                 December 31,                          December 31,
                                                         -------------------------              --------------------------
                                                          1996                1995               1996                 1995
                                                          ----                ----               ----                 ----
 Revenues:
    Contract Drilling                                   1,911,088           1,847,471           5,917,026           5,190,226
    Oil and gas                                           109,098             109,928             308,291             367,980
    Management fees and other                              36,394                (701)            108,697              27,761
                                                        ---------           ---------           ---------           ---------
    Total operating revenues                            2,056,580           1,956,698           6,334,014           5,585,967


 Costs and expenses:
    Contract drilling                                   1,615,406           1,429,620           5,000,614           4,488,045
    Oil and gas                                            49,643              48,039             132,404             125,477
 .  Depreciation, depletion and amortization              160,481             146,658             464,212             436,649
    General and administrative                            132,404             117,739             408,737             387,362
    Doubtful accounts                                      25,250               -                  25,250               -
                                                        ---------           ---------           ---------           ---------
    Total operating costs and expenses                  1,983,184           1,742,056           6,031,217           5,437,533
                                                        ---------           ---------           ---------           ---------


 Earnings from operations                                  73,396             214,642             302,797             148,434
                                                        ---------           ---------           ---------           ---------

 Other income (expense):
    Interest expense                                      (44,934)            (29,666)           (131,253)            (82,920)
    Interest income                                         5,149               1,448              11,237               3,473
    Gain on sale of assets                                  -                 141,423               6,862             165,406
    Minority interest in earnings of
      partnership                                           -                 (15,408)              -                  16,592
                                                        ---------           ---------           ---------           ---------

    Total other income (expense)                          (39,785)             97,797            (113,154)            102,551
                                                        ---------           ---------           ---------           ---------

 Earnings before income taxes                              33,611             312,439             189,643             250,985
 Income taxes                                               -                  -                    -                   -
                                                        ---------           ---------           ---------           ---------
 Net earnings                                              33,611             312,439             189,643             250,985
                                                        =========           =========           =========           =========


 Net earnings per common and common
 equivalent share                                            0.01                0.05                0.03                0.04
                                                        =========           =========           =========           =========

 Weighted average number of shares                      5,469,284           5,534,333           5,472,861           5,441,693
                                                        =========           =========           =========           =========



NOTE: At December 31, 1996 the Company has a remaining net operating loss carryforward of approximately $15,820,000 and investment credit carryforward of approximately $671,000.

See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                             Nine Months Ended
                                                                                                December 31,
                                                                                          ------------------------
                                                                                          1996                1995
                                                                                          ----                ----
Cash flows from operating activities:
   Net earnings                                                                       $  189,643              250,985
Adjustments to reconcile net earnings
   to net cash provided (used) by operating activities:
   Depreciation, depletion, amortization                                                 464,212              436,649
   Provision for doubtful accounts                                                        25,250                -
   Stock issued to directors as compensation                                               -                   13,340
   Gain on sale of assets                                                                 (6,862)            (165,407)
   Minority interest in equity of partnership                                              -                  (16,591)
   Changes in current assets and liabilities:
         Accounts and note receivable                                                   (770,073)            (994,785)
         Contract drilling in progress                                                    22,619              437,563
         Prepaid expenses                                                               (176,517)              29,737
         Accounts payable                                                                246,748              518,382
         Prepaid drilling contracts                                                       33,900              113,700
         Accrued expenses                                                                (31,523)             (77,751)
                                                                                    ------------           ----------

Net cash provided (used) by operations                                                    (2,603)             545,822
                                                                                    ------------           ----------

Cash flows from financing activities:
   Payments of debt                                                                   (1,110,071)          (1,171,229)
   Proceeds from notes payable                                                         1,603,724            1,621,644
   Purchase of treasury stock                                                             (7,000)               -
   Proceeds from exercise of warrants and options                                            375               47,300
                                                                                    ------------           ----------

Net cash provided by financing activities                                                487,028              497,715
                                                                                    ------------           ----------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (634,698)          (1,063,494)
   Proceeds from sale of equipment                                                         7,982               42,837
                                                                                    ------------           ----------

Net cash (used) in investing activities                                                 (626,716)          (1,020,657)
                                                                                    ------------           ----------

Net increase (decrease) in cash                                                         (142,291)              22,880

Beginning cash and cash equivalents                                                      325,568              221,816
                                                                                    ------------           ----------

Ending cash and cash equivalents                                                    $    183,277              244,696
                                                                                    ============           ==========
Supplementary Disclosure:
   Accrued officer's compensation paid through the issuance of
      53,333 shares of common stock                                                      $20,000                -

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

            Cash and cash equivalents at December 31, 1996, were $183,277 compared to $325,568 at March 31, 1996. The current ratio at December 31, 1996 was 0.89:1 compared to 0.51:1 at March 31, 1996. Working capital increased to ($229,983) at December 31, 1996 from ($1,104,828) at March 31, 1996. One of the main elements in this improvement in the Company's working capital position was a restructuring of its debt which took place in the first quarter of fiscal 1997. Accounts receivable increased to $1,288,091 at December 31, 1996 from $541,319 at March 31, 1996. This increase was the result of increased drilling activity and the completion of contracts near the end of the current period.
       Included in accounts receivable at both December 31 and March 31, 1996 is an account for which a reserve for doubtful accounts was established in March, 1996 for one-half of the account balance. A court hearing on the account is scheduled for April, 1997. Contract drilling in progress decreased to $211,908 at December 31, 1996 from $234,527 at March 31, 1996. Prepaid expenses increased to $224,533 at December 31, 1996 from $48,016 at March 31, 1996. This increase was the result of the purchase of drilling supplies which will be used in future periods and the fees associated with the debt refinancing which are being amortized over the term of the financing.

            Since March 31, 1996, property and equipment costs decreased by $348,833. This decrease was the result of a write off of $954,926 in fully depreciated drilling equipment, a reduction of $32,104 resulting from the trade in of transportation equipment, a reduction of $3,108 resulting from the salvage of oil and gas equipment and the expenditure of $641,305 for additional property and equipment. Of this amount, $599,333 was spent on drilling equipment, $34,099 was spent on transportation equipment, $4,364 was spent on building improvements,

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       $2,700 was spent on investment in oil and gas properties and $809 was spent on furniture and fixtures. The primary element in the increase in drilling equipment was the expenditure of $330,879 for the acquisition of drill pipe.

            Debt obligations in the form of notes payable, both short term and long term, increased by $673,652 from March 31, 1996 to December 31, 1996. The primary element of this increase was a restructuring of the Company's credit facility. Through the restructuring, the Company acquired a $500,000 revolving line of credit secured by the Company's accounts receivable and a $1,250,000 term loan which was used to pay off most of the Company's debt on drilling equipment, provide capital for additional equipment purchases and reduce the Company's accounts payable. The term loan is secured by the Company's drilling equipment, transportation equipment, furniture and fixtures and the yard facility in Kenedy, Texas. The revolving line of credit carries an interest rate of prime (8.25% at December 31, 1996) plus 2.75% with interest payable monthly. The term loan carries an interest rate of prime plus 3.0% with monthly payments based on a seven year amortization. Through the restructuring, the Company was able to reduce its working capital deficit and to increase its current ratio.

            Accounts payable at December 31, 1996 were $1,502,253, an increase of $246,748 from $1,255,505 at March 31, 1996. One reason for this increase is the effect on cash flow of the uncollected account receivable discussed above. Accrued expenses decreased to $200,814 at December 31, 1996 from $232,337 at March 31, 1996.

Results of Operations

            Contract drilling revenue for the quarter ended December 31, 1996 was $1,911,088 compared to $1,847,471 in the same quarter a year earlier. Oil and gas revenue decreased to $109,098 in the current quarter from $109,928 in the same quarter of the prior year. Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) was $233,877 in the current quarter compared to $361,300 in the same quarter a year earlier and $767,009 for nine months ended December 31, 1996 compared to $585,083 for nine months ended December 31, 1995.

            The increase in drilling revenue was due to increased drilling activity, 296 days in the current quarter compared to 285 drilling days in the same quarter a year earlier. Rig utilization increased to 80% in the current quarter from 63% in the same quarter in fiscal 1996. During the current quarter, the Company operated four drilling rigs, while in fiscal 1996, the Company operated five rigs.

            The slight decrease in oil and gas revenue in the current quarter was due to lower production of both oil and gas. In the current quarter, production was the equivalent of 5,176 barrels of oil, while in the same quarter a year earlier production was the equivalent of 6,339 barrels of oil. However, an increase in the average prices of both oil and gas helped reduce the effect of the lower production. In the current quarter, the average prices received by the Company were $23.97 per barrel of oil and $3.02 per mcf of gas. In the same quarter in fiscal 1996, the Company received $17.10 per barrel of oil and $1.85 per mcf of gas.

            Total operating costs and expenses for the quarter ended December 31, 1996 were $1,983,184, up $241,128, from operating costs and expenses of $1,742,056 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $185,786 in the quarter ended December 31, 1996. The Company's average daily drilling margin (drilling revenue less drilling costs) decreased to $999 per day in the current quarter from $1,466 per day in the same quarter in fiscal 1996. The average daily drilling margin decreased in the current quarter due to increased drilling costs and higher contract move costs. Oil and gas costs and expenses were $49,643 in the quarter ended December 31, 1996 compared with $48,039 in the same quarter

          SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       a year earlier. Depreciation, depletion and amortization costs increased to $160,481 in the quarter ended December 31, 1996 from $146,658 in the quarter ended December 31, 1995. The reason for this increase was an increase in depreciation expense resulting from the addition of equipment since December 31, 1995. General and administrative expenses increased to $132,404 in the current quarter from $117,739 in the same quarter a year earlier.

            Other income and expense decreased to ($39,785) in the current quarter from $97,797 in the same quarter a year earlier. The primary reason for this decrease was the sale of a one-half interest in a drilling rig which occurred in fiscal 1996 while there was no such activity in fiscal 1997. In addition, in fiscal 1997 the minority interest in the losses of a partnership was eliminated. The partnership, a drilling partnership, was in operation in fiscal 1996. However, operations were terminated in December, 1995, and the partnership was dissolved in January, 1996.

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

                                        SOUTH TEXAS DRILLING &
                                         EXPLORATION, INC.



                                        /s/ Robert R. Marmor
                                        ----------------------------
                                        Robert R. Marmor
                                        Chairman of the Board

Dated:  February 12, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                Title                                Date
        ---------                                -----                                ----
/s/Robert R. Marmor                      Chairman of the Board                    February 12, 1997
-------------------------------
Robert R. Marmor


/s/Wm Stacy Locke                        President and Chief                      February 12, 1997
-------------------------------           Executive Officer
Wm. Stacy Locke



/s/Chris F. Parma                        Vice President and Chief                 February 12, 1997
--------------------------------          Financial Officer
Chris F. Parma

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
