Form 10-K405
period 1997-03-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1997-06-27
CIK 320575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

===============================================================================


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                              [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of bid and ask closing sales prices on June 20, 1997): $5,086,791

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 20, 1997.

      Class:  Common Stock                    Shares Outstanding: 5,808,003
      Par Value:  $0.10

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

    South Texas Drilling & Exploration, Inc. and its subsidiaries (the "Company") are engaged in the business of providing land contract drilling services for the oil and gas industry; oil and gas exploration and development activity for its own account; and operation of oil and gas wells for its own account and those of outside investors. The revenues; earnings (loss) from operations; identifiable assets; depreciation, depletion and amortization; and capital expenditures are reported for each of its business segments for the fiscal years ended March 31, 1997, 1996 and 1995 in note 5 ("Business Segments and Supplementary Earnings Information") of the Notes to Consolidated Financial Statements, which note is incorporated herein by reference.

    This Form 10K contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.


                               CONTRACT DRILLING

    At the end of fiscal 1997, the Company owned four land drilling rigs with approximate depth capabilities ranging from 7,000 feet to 11,500 feet. All four rigs were operated during all of fiscal 1997. The Company's rigs are presently operating in south Texas, along the Gulf Coast of Texas and in the country of Belize, Central America. All four of the rigs are currently in operation.

     On June 18, 1997, the Company closed on the purchase of the drilling operations of San Patricio Corporation, a drilling contractor based in Corpus Christi, Texas. Equipment purchased in this transaction included two land drilling rigs with depth capabilities ranging from 6,000' to 10,000' and a leased land drilling rig with depth capability of 9,500'.

Drilling Equipment

    A land drilling rig consists of engines, drawworks, mast, pumps to circulate the drilling mud, blowout preventors, drillstring and related equipment. The size and type of rig used depends upon well depth and site
conditions, among other factors.   A description of the type and capability of
the land drilling rigs operated by the Company during fiscal 1997 is set forth in the following table:

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                   Approximate                   Aggregate
  Rig                                                Depth                      Utilization
 Number                      Type                  Capability                   During 1997
 ------                      ----                  -----------                  -----------
   4                  Skytop - Brewster
                         N-46                         11,500                        86%
   6                  Skytop - Brewster
                         DHI-4610                     10,000                        67%
  11                  Skytop - Brewster
                         N-46                         11,500                        85%
  14                  Skytop - Brewster
                         N-46                         11,500                        84%

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

    Principal materials, supplies and equipment necessary for drilling operations are fuels to operate drilling equipment, drilling mud, tubular steel, cement, drill bits, and other miscellaneous items. Certain of these items were in short supply from time to time during prior periods of high drilling demand. At the present time, the Company is not experiencing any significant shortages of materials, supplies and equipment used in drilling, and does not foresee any shortages materially affecting its operations. However, certain equipment items, such as used drill pipe, are becoming more difficult to find, requiring the purchase of more expensive new equipment.

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

    Drilling contracts are obtained either through competitive bidding or through direct negotiation. Contracts are usually entered into by the Company covering the drilling of one well and obligate the Company to advance certain

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

costs and to assume certain expenses in connection with drilling operations. During the year ended March 31, 1997 the Company drilled 46 wells with 72% of contract drilling revenues attributable to daywork contracts, 17% to footage contracts, and 11% to turnkey contracts. During the year ended March 31, 1996 the Company drilled 48 wells with 54% of contract drilling revenues attributable to daywork contracts, 20% to footage contracts, and 26% to turnkey contracts.

    In several previous years uncertainty relating to oil and gas prices and the domestic gas surplus has led to significant reductions in drilling activity by oil and gas producing companies. Furthermore, the phased-in reduction of the highest marginal income tax rates applicable to individual investors has previously reduced commitments of capital to oil and gas drilling funds. Additionally, increased costs due to government regulation have resulted in the movement of much of the drilling activities to locations overseas. The aggregate impact of these diverse economic factors has resulted in significant reductions of oil company commitments to domestic oil and gas exploration and consequent slackening of overall demand for drilling rigs prior to fiscal 1997. Fiscal 1997, however, saw a reversal of the downward trend of prior years. Because of increased drilling activity and a decrease from prior years in the number of drilling rigs available, the Company has experienced increased demand for its rigs.

    During the year ended March 31, 1997, the largest customer of the Company's drilling rigs was Sanchez-O'Brien Oil and Gas Corp. This customer accounted for approximately 14% of contract drilling revenues of the Company during that period. No other single customer accounted for more than 10% of the Company's contract drilling revenues for 1997.

    The Company actively markets its rigs and completed contracts for 32 customers in 1997 compared to 27 customers in 1996 and 19 customers in 1995.

    The loss of any of the Company's land drilling customers could have a material adverse effect on the Company's business, particularly with respect to the time required to find other users of the rig concerned. See "Competitive, Business and Operational Risks in Contract Drilling" in Part I. During the last quarter of fiscal 1991, drilling activity in south Texas began to decline, although, there was marked increase in activity during the third quarter of fiscal 1993 and the second and third quarters of fiscal 1994. During the first three quarters of fiscal 1995, drilling activity was stable but it decreased significantly in the last quarter of the fiscal year primarily due to a fall in natural gas prices. In fiscal 1996 drilling activity increased over that of prior years. This increased activity continued through fiscal 1997.

    As part of its efforts to diversify and expand, the Company undertook a drilling contract in the country of Belize. The contract began in May, 1997, and should be completed in July, 1997. Under the contract, the Company is earning daywork rates greater than those being earned on contracts in south Texas. There is a likelihood that contracts for additional drilling in Central America will be executed. Management believes that this venture is an excellent opportunity for the Company to expand its sphere of operations and diversify its dependence on drilling in a limited geographical area.

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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


                     OIL AND GAS OPERATIONS AND PROPERTIES

    The Company's oil and gas operations consist of the ownership of certain oil and gas properties and the exploration, development and production of oil and gas. In June, 1992, the Company acquired operating interests in 17 producing wells. During fiscal 1994 and fiscal 1995 the Company drilled three additional wells. No wells were added in fiscal 1996 or fiscal 1997. In fiscal 1997, the Company sold its interest in one well. At the present time, the Company is in negotiations to purchase additional working interest in the wells it operates and is participating in small working interests with certain of its drilling customers.

Productive Wells and Acreage

    At March 31, 1997, the Company had operating interests in 19 producing wells in Texas. Additionally, at March 31, 1997, the Company had additional minor investments in working interests and overriding royalty interests in productive wells and developed acreage in Texas. However, the Company believes the value and the amount of reserves in these properties are not significant in relation to the value and the reserves in the operating interests. Therefore, the working interests and overriding royalty interests have been omitted from this report. The following table presents information on the wells in which the Company has an operating interest:

                               Productive Wells (1) (2)            Developed
                               Oil                  Gas         Acreage (2) (3)
                         ---------------       -------------    ---------------
 Location by County      Gross      Net        Gross     Net    Gross      Net
 ------------------      -----     -----       -----     ---    -----      ----
 Texas
 -----
 Bastrop                  14       6.41           -       -      1,158     497
 Lee                       5       3.16           -       -        369     229
                          --       ----          ---     ---     -----     ---
                          19       9.57           -       -      1,527     726
                          ==       ====          ===     ===     =====     ===


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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


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

Exploration and Development

    The Company's oil and gas exploration and development activities consist of the geological evaluation of prospective oil and gas properties, the acquisition of working interests in oil and gas leases, and the production and sale of oil and gas from such properties. The Company participates as an operator and a non-operator with other individuals, partnerships and corporations in its oil and gas operations, as is customary in the industry.
In June, 1992, the Company acquired operating interests in 17 producing wells. During fiscal 1994 and fiscal 1995 the Company drilled three additional wells. No wells were added in fiscal 1996. During fiscal 1997 the Company sold its interest in one well. At the present time, the company is participating in two exploratory wells currently being drilled.

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

                                        Years Ended March 31,
                         --------------------------------------------------------
                              1997                 1996                  1995
                              ----                 ----                  ----
                         Gross       Net       Gross      Net       Gross     Net
                         -----       ---       -----      ---       -----     ---
 Development Wells:
    Oil                    -          -           -         -          1       .68
    Gas                    -          -           -         -          -        -
    Dry hole               -          -           -         -          1       .04
                          ---        ---         ---       ---        ---     ----

      TOTAL                -          -           -         -          2       .72
                          ===        ===         ===       ===        ===     ====

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Production Information

    The Company is involved in oil and gas exploration, development and production. Oil and gas production accounted for approximately 4.7% of the Company's total revenues in the fiscal year ended March 31, 1997 compared with 5.1% in the fiscal year ended March 31, 1996.

                                                         Years Ended March 31,
                                               ---------------------------------------
                                                  1997            1996           1995
                                               --------         -------        -------
 Oil Production (in Bbls) (1)                    10,007          12,260         15,700
 Gas production (in Mcf) (1)                     65,963          89,802         73,488
 Revenues from production (1)                  $401,542         380,110        405,409
 Production (lifting) costs (2)                $177,318         169,008        166,594
        Net Revenues                           $224,224         211,102        238,815

 Average sales price:
        Oil (per Bbl)                          $  22.24           17.70          17.00
        Gas (per Mcf)                          $   2.73            1.84           1.91
 Average production cost per unit
   (in  barrel equivalents) (3)                $   8.44            6.21           5.96

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


       Exploration and development of oil and gas reserves involves certain operational risks and hazards. Among these are blowouts, cratering, fires and explosions, and environmental damage, any one of which could potentially result in loss of prospect value and liability to the Company.

                              PRINCIPAL CUSTOMERS

       During the fiscal year ended March 31, 1997, Sanchez-O'Brien Oil and Gas Corp. contributed 14% of the Company's total drilling revenues. This was the only customer to contribute 10% or more of the Company's total drilling revenues. See "Contract Drilling - Contracts" in this Item I.

                                   EMPLOYEES

       Prior to the last quarter of fiscal 1997, the Company leased its personnel from a personnel leasing company. In December, 1996, the leasing contract was terminated and the Company became the employer of the personnel.

       At May 24, 1997, the Company had 94 full-time employees, of whom 78 were paid on an hourly basis and were engaged in operating the Company's drilling rigs or in other operations. Of the total employees, nine were administrative employees and seven were supervisory. None of the employees are represented by any union or collective bargaining group, and there is no history of strikes, slow downs, or other material labor disputes. Management believes that the Company's relations with its employees are satisfactory.

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


ITEM 3.  LEGAL PROCEEDINGS

       The Company is a defendant in several personal injury lawsuits of a type which the Company considers routine for the contract drilling industry. These lawsuits arose out of injuries to personnel employed by third party employee leasing companies. These lawsuits are being defended either by the Company's general liability insurance carrier under what the Company considers to be adequate coverage, or pursuant to an Indemnity Agreement between the Company and the employee leasing company which employed the Plaintiff. The Company believes that the employee leasing company has adequate insurance coverage to cover those claims.

       Among the lawsuits currently pending against the Company is National Energy Group, Inc. v. South Texas Drilling Company, cause No. 96-98, 357 Judicial District Court, Willacy County, Texas. This case arose out of a dispute with a drilling customer over a billing for work performed under a daywork drilling contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and replacement cost of the lost equipment. The customer has declined to pay the billed amount of $279,000 alleging negligence and seeking damages in excess of $460,000 plus attorney's fees. This lawsuit is being defended by the Company's general liability insurance carrier with a reservation of rights letter. However, the Company believes it has meritorious defenses and is vigorously defending this litigation. The Company has filed a counter-suit seeking payment in full of the original invoice. The case was originally scheduled to go to trial in January, 1997. However, the plaintiff has been granted several postponements. The case is currently scheduled to go to trial in August, 1997.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


       Another case is the Jose C. Rodriguez and Margarita Rodriguez vs. Employer's Select Management Inc. and South Texas Drilling and Exploration, Inc., Cause No. 93-CI05512, 15th District Court, Bexar County, Texas. Personal injury by employee of Employer Select Management, Inc. ("STDE") was defended by Company's automobile liability insurer under a reservation of rights letter. This case was tried in June, 1995, under a partial settlement agreement and release between the Plaintiffs and the Company under which the Company's liability was limited by agreement to $200,000, payable in eleven (11) quarterly payments of $15,000 each and a final quarterly payment totalling $35,000, payments to commence within thirty (30) days of the entry of judgment. Under the terms of the agreement, to the extent the amount of any judgment is collected from the Company's automobile insurer the $200,000 payable by the Company shall be reduced. Judgment was entered against the Company on June 29, 1995, in the amount of $366,394 plus pre-judgment interest, after a non-jury trial. The Company's insurer took the position that the Plaintiff was an employee of the Company at the time the injuries were sustained and that the insurer is not liable for the amount of the judgment as the result of an employee exclusion in its policy. The insurer brought a declaratory judgment action against the Company and the Plaintiff in order to establish that the damages found are not covered by the Company's policy with the insurer. This declaratory judgment has been decided in favor of the Company. Consequently, the Company has been reimbursed for all payments made on its $200,000 settlement amount and has no obligation for any additional payments.

       While the outcome of these matters cannot be determined at year end management believes the ultimate disposition of these matters will have no material adverse effect on the consolidated financial statements of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The initial public offering of the Company's Common Stock occurred on February 4, 1981, and from that date until August 18, 1981, the Common Stock was traded in the over-the -counter market. From August 19, 1981 until February 10, 1986, the Company's Common Stock was listed on the American Stock Exchange (AMEX) (Symbol: SDR). On February 10, 1986, trading of the Company's stock was discontinued on the AMEX as the Company no longer met the net worth requirement for listing on the AMEX. At the present time, the Company's Common Stock (Symbol: STXD) is not traded on a stock exchange. However, the Company's Common Stock is traded in the "pink sheets". Shareholders interested in trading the Company's Common Stock should contact their stockbroker or the Company for further information. The following table sets forth for the period indicated quotations from a marketmaker for the Company's common stock.

                                              OVER-THE-COUNTER
                                         ------------------------
 1997                                     Bid                 Ask
 ----                                    ------              -----
 First Quarter                           $.3125              .6250
 Second Quarter                           .3750              .7500
 Third Quarter                            .4375              .6250
 Fourth Quarter                           .4375              .7500


                                              OVER-THE-COUNTER
                                         ------------------------
 1996                                      Bid                 Ask
 ----                                    ------              -----
 First Quarter                           $.1800              .5000
 Second Quarter                           .3100              .5600
 Third Quarter                            .2500              .5000
 Fourth Quarter                           .2500              .5000



           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

       The above over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       As of June 20, 1997, there were approximately 1,000 registered stockholders of Common Stock of the Company.

       The Board of Directors has followed a policy of reinvesting the earnings of the Company in its business and of not distributing any part thereof as dividends to shareholders. The Board of Directors has no present intention to initiate the payment of cash dividends, and future dividends of the Company will depend upon the earnings, capital requirements and financial condition of the Company and other relevant factors. Additionally, the Company's debt facility includes a provision preventing the Company from issuing dividends.

ITEM 6.  SELECTED FINANCIAL DATA
         (In thousands, except per share amounts)

                                                          Years Ended
                                                            March 31,
                                          -------------------------------------------
                                            1997     1996     1995      1994     1993
                                          ------   ------   ------    ------   ------
Revenues                                  $8,503    7,500    5,494     7,050    6,109
Earnings before taxes, depreciation,
     depletion and amortization            1,175      593      253     1,069      842
Earnings (loss) before income taxes and
     extraordinary item                      597        3     (244)      723      486
Net earnings (loss)                          564        3     (244)      723      486
Earnings (loss) per share before
     extraordinary item                     0.09     --      (0.05)      .14      .07
Net earnings (loss) per share               0.09     --      (0.05)      .14      .10

Long-term debt, excluding  current
     installments                          1,220      554       88        91       96
Shareholders' equity                       2,054    1,477    1,541     1,744    1,013
Total assets                               5,051    4,286    3,473     4,093    2,781
Capital expenditures                         763    1,162      835       961      953

       In fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which eliminated the treatment of tax benefits from the use of net operating loss carryforwards as an extraordinary item in fiscal years after 1993.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity

       During the past fifteen years, drilling activity in the oil and gas industry has been volatile with periods of high activity and other periods of low activity. In fiscal 1996, drilling activity began to increase. This increased activity continued through fiscal 1997. During fiscal 1996, the utilization rate for the Company's rigs was 64 percent while operating five rigs. In fiscal 1997, the utilization rate increased to 80 percent while operating four rigs. The actual number of drilling days increased to 1,175 in fiscal 1997 from 1,076 in fiscal 1996. Drilling rates charged to customers on drilling contracts in fiscal 1997 showed some increase over those charged in fiscal 1996. This increase in drilling rates reflects the increased demand for drilling rigs during the period. At March 31, 1997, the Company's current ratio was 1.02 compared to .51 at March 31, 1996. Working capital at March 31, 1997 was $29,166 compared to ($1,104,828) at March 31, 1996. This increase was due, in part, to the increased drilling activity and to the debt restructuring discussed below in this section.

       During fiscal 1997, the Company terminated its line of credit with its bank. The line of credit was replaced with the revolving line of credit described below. The revolving line of credit was used only occasionally to meet cash requirements of the Company. Additional borrowings during the year included $90,000 for additional drilling equipment and $10,375 for the purchase of transportation equipment.

       In May, 1996, the Company closed on a debt restructuring which included a term loan of $1,250,000 and a revolving line of credit of $500,000, which has allowed the Company to pay off all its bank debt with the exception of the loan secured by the headquarters building in San Antonio and a minimal balance on the loan secured by the oil and gas properties. The new debt also allowed the Company to pay off the seller financing on the rig purchased in May, 1995. Proceeds from the new debt were also used to reduce trade accounts payable and to provide funds for future drilling equipment purchases. The term loan is secured by drilling equipment, transportation equipment and the yard facility in Kenedy, Texas. The loan carries an interest rate of prime (8.50% at March 31, 1997) plus 3% and is payable in monthly payments of $14,881 plus interest. Payments are based on a seven-year amortization and the loan is due in June, 1998. The revolving loan is secured by the Company's trade accounts receivable and carries an interest rate of prime plus 2.75%. Subsequent to year end, the Company secured additional financing to purchase additional drilling equipment and rig moving equipment. The additional amount of financing was $1,050,000. In securing this financing, the Company also negotiated more favorable terms on its existing debt secured by drilling equipment, transportation equipment and the yard facility. Under the new terms, the term loan carries an interest rate of prime plus 2.25% and revolving loan an interest rate of prime plus 2.25%. The monthly payments on both notes are now $27,381 plus interest.

         The ratio of trade accounts receivable to total revenue increased to 7.4% at the end of fiscal 1997 from 7.1% at the end of fiscal 1996. This increase was the result of the increased drilling activity in the fourth quarter of the fiscal year. The ratio of the Company's shareholders' equity in relation to outstanding debt (vendor and bank notes payable) increased in fiscal 1997. At March 31, 1996, the ratio of shareholders' equity to notes payable was 1 to .83. At March 31, 1997, the ratio was 1 to .71. The increase in shareholders' equity was primarily due to the Company's profitability.

       The Company's liquidity was also affected by an uncollected account receivable of $279,000 from drilling operations in fiscal 1996. In this case, the Company drilled a well under a daywork contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and the replacement cost of the lost equipment. The customer filed a lawsuit alleging negligence, denying responsibility for the $279,000 billed by the Company, and seeking additional

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

damages of $460,000 plus attorney's fees. Management, which believes the customer's claim to be without merit, has filed a counter-suit seeking payment in full of the original invoice in the amount of $279,000. In fiscal 1996, an allowance for uncollectible accounts in the amount of $140,000 was established for this account. A trial date has been scheduled in August, 1997.

       In April, 1997, the Company issued a new Series A 8% Convertible Preferred Stock. The issue consisted of 400,000 shares with a designated par value of $2.00 per share. Dividends on the stock are cumulative. This Preferred Stock is convertible into two shares of Common Stock for each share of Preferred Stock and one share of Common Stock for each $.50 of due but unpaid dividends on the Series A 8% Convertible Preferred Stock. The stock is redeemable at the Company's option at or following the third anniversary of the issuance of such stock provided, generally, that the price of the Company's common stock equals or exceeds $2.50 per share. The proceeds from the stock were used to reduce trade accounts payable, bank debt and to acquire drilling equipment. Prior to the issuance of this new Series A preferred stock, the Company redeemed its previously issued and outstanding Series A preferred stock consisting of 235,000 shares of stock with a stated par value of $1.00 per share. The outstanding shares were redeemed for a cash payment of $75,000.

       Included in the results of operations for fiscal 1997 was the reversal of the provision for litigation settlement in the amount of $200,000 established in fiscal 1996. The Plaintiff was unsuccessful in its efforts to have the lower courts findings reversed by the Fifth Circuit Court of Appeals. As a result of the Circuit Court's decision, the Company increased its net income by $200,000, increased its accounts receivable by $90,000 and decreased its notes payable by $110,000.

Changes in Financial Condition

       During fiscal 1997, the Company had a net decrease in property and equipment of $222,000 before accumulated depreciation, depletion and amortization. This decrease was the result of a write off of $955,000 in fully depreciated drilling equipment, a reduction of $32,000 resulting from the trade in of transportation equipment, a reduction of $5,000 resulting from the salvage of oil and gas equipment and the expenditure of $770,000 for major repairs and the purchase of additional equipment. Of this amount, $716,000 was attributable to the purchase of drilling equipment, $44,000 to the purchase of transportation equipment, $5,000 to the purchase or acquisition of oil and gas properties, $4,000 to the purchase of building improvements and $1,000 to the purchase of furniture and fixtures.

       At March 31, 1997, the current portion of long-term debt was $261,000. Of this amount, $33,000 was owed on oil and gas properties, $179,000 on drilling equipment, $13,000 on land and buildings and improvements, $17,000 on transportation equipment and $19,000 on unpaid salary to an employee. Trade accounts payable at March 31, 1997 were $1,147,000 compared to $1,256,000 at March 31, 1996. At March 31, 1997, long-term debt was $1,220,000. Of this amount, $218,000 was owed on land and buildings and equipment; $910,000 on drilling equipment; $50,000 on oil and gas properties; $19,000 to an employee for unpaid salary and $23,000 on transportation equipment.

Results of Operations

       Rig utilization rates for the years ended March 31, 1997, 1996 and 1995 were 80%, 64% and 64%, respectively. In fiscal 1997, the Company completed 1,175 drilling days while in fiscal 1996, the Company completed 1,076 drilling days. This was a 9% increase in number of drilling days compared to fiscal 1996 despite the Company operating four rigs during fiscal 1997 compared to five rigs during fiscal 1996. This increase reflects the increased demand during the period for drilling rigs and the increased efforts of the Company's staff to obtain contracts for the rigs.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

       During fiscal 1997, the Company's drilling margin increased when compared to both fiscal 1996 and fiscal 1995. In fiscal 1997, the drilling margin was $1,366,798, while in fiscal 1996 and fiscal 1995 it was $912,230 and $539,801, respectively. When to compared to drilling revenue, the drilling margin was 17%, 13% and 11% in fiscal 1997, fiscal 1996 and fiscal 1995,
respectively.   The increase in fiscal 1997 over fiscal 1996 was principally the result of the 9% increase in the number of drilling days during fiscal 1997 and increase in drilling rates charged on contracts.

       The Company markets its rigs to a number of customers. In fiscal 1997, the Company drilled for 32 different customers. In fiscal 1996, the Company drilled for 27 different customers. Of the 32 customers in fiscal 1997, 25 were customers the Company had not drilled for in fiscal 1996. These 25 customers accounted for over 76% of the Company's drilling revenue in fiscal 1997. In fiscal 1995, two customers accounted for 36% of total drilling revenue. In fiscal 1996, three customers accounted for 34% of total drilling revenue. In fiscal 1997, three customers accounted for 24% of total drilling revenue. Of these three customers, none was included in the top three customers of fiscal 1996. The loss of any of these customers could have a material adverse effect on the Company's business resulting from the time required to find other users of the rig concerned.

       Oil and gas revenue for fiscal 1997 increased by $21,432 from fiscal 1996. The increase was primarily due to a 26% increase in the average price per barrel of oil and a 48% increase in the average price per MCF of gas despite an 18% decrease in oil production and a 27% decrease in gas production. In fiscal 1997, the Company's average production cost per unit in barrel equivalents increased 36% from fiscal 1996. This compares with a 4% increase in the average production cost for 1996 compared to 1995.

       Depreciation, depletion and amortization expense in fiscal 1997 increased to $623,614 from $576,894 in fiscal 1996. Depreciation expense increased to $475,135 in fiscal 1997 from $384,400 in fiscal 1996. This increase was the result of equipment purchased in late fiscal 1996 and fiscal 1997. Depletion expense decreased to $148,479 in fiscal 1997 compared to $192,494 in fiscal 1996. Production decreased to 21,001 barrel equivalents in fiscal 1997 from 27,227 barrel equivalents in fiscal 1996. In fiscal 1997, the Company was not subject to the ceiling test limitation as it applies to oil and gas properties. Under such a test, the depleted carrying value of the Company's oil and gas properties is compared to the net present worth of estimated future oil and gas revenues based on period end prices, discounted at 10%. If the depleted carrying value exceeds the discounted net present worth of estimated future oil and gas revenues, the carrying value must be written down. Conversely, if the discounted net present value exceeds the carrying value of the properties, no adjustment is made to the carrying value, even if there had been a write-off in prior years.

       General and administrative expenses increased from $520,402 in fiscal 1996 to $549,656 in fiscal 1997. The primary components of the change in general administrative expenses were an increase in payroll costs and a decrease in legal fees.

       Earnings from operations increased to $551,333 in fiscal 1997 from $15,608 in fiscal 1996. Of the $551,333, $376,439 was contributed by drilling operations and $174,894 by oil and gas operations. When compared with oil and gas operations, drilling operations generate significantly more revenue, but they are far more costly, requiring large expenditures for equipment, personnel and maintenance and repairs. Drilling operations also generate more risk for the Company, especially when the Company is drilling under footage and turnkey contracts. Oil and gas operations, on the other hand, normally do not require significant expenditures once the original purchase or investment is accomplished. Oil and gas operations require limited personnel involvement to produce the oil and gas, whereas drilling operations require continuous involvement of significant numbers of personnel to complete a contract.

       The exploration, development, production and processing of oil and gas, including the disposal of produced water, are subject to various federal and state laws and regulations designed to protect the environment. Compliance

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

with these regulations is part of the Company's day-to-day operating procedures. The Company is not aware of any potential clean-up obligations which would have a material effect on its financial condition or results of operations.

       As part of its efforts to diversify and expand, the Company undertook a drilling contract in the country of Belize. The contract began in May, 1997, and should be completed in July, 1997. Under the contract, the Company is earning daywork rates greater than those being earned on contracts in south Texas. There is a likelihood that contracts for additional drilling in Central America will be executed. Management believes that this venture is an excellent opportunity for the Company to expand its sphere of operations and diversify its dependence on drilling in a limited geographical area.

Forward Looking Information

       This Form 10K contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

Accounting Matters

       In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which the Company adopted on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

       In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The Company adopted this Statement on April 1, 1996. This Statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The Statement requires a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", provided, pro forma disclosures are made. Under the intrinsic value method, the Company records no compensation expense for stock options granted when the exercise price of options granted

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

is equal to the fair market value of the Company's common stock on the date of grant. The Company has chosen to continue to account for stock-based compensation under the intrinsic value method.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The Statement, which is effective for financial statements issued after December 15, 1997, simplifies the standards for computing earnings per share (EPS) and makes the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries. The Company plans to adopt this Statement in the third quarter of fiscal 1998. This Statement requires restatement of all prior period EPS data presented. Thus basic net earnings (loss) per share for fiscal 1997 will be restated to $0.10 and there will be no restatement for fiscal 1996 as the adoption of the Statement did not change the EPS previously presented.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report



The Board of Directors
South Texas Drilling & Exploration, Inc.:

       We have audited the consolidated balance sheets of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (Schedule II) for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                              KPMG Peat Marwick LLP





San Antonio, Texas
June 20, 1997

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

 Assets                                                    March 31,
 ------                                            ---------------------------
                                                       1997           1996
                                                   ------------   ------------
Current assets:
    Cash and cash equivalents                      $    407,755        325,568
    Receivables:
      Trade, net of allowance for
         doubtful accounts of $140,000 in
         1997 and 1996                                  641,597        530,393
      Contract drilling in progress                     593,162        234,527

      Employees and officers                              1,080         10,926
    Prepaid expenses                                    162,213         48,016
                                                   ------------   ------------
      Total current assets                            1,805,807      1,149,430
                                                   ------------   ------------

Property and equipment, at cost:
    Drilling rigs and equipment                       8,048,115      8,287,756
    Oil and gas properties, based on full cost
      accounting method                               1,749,809      1,749,467
    Transportation, office, land and other            1,090,011      1,072,847
                                                   ------------   ------------

                                                     10,887,935     11,110,070

    Less accumulated depreciation, depletion and
      amortization                                    7,642,458      8,001,254
                                                   ------------   ------------
      Net property and equipment                      3,245,477      3,108,816

Notes receivable-employees                                 --           27,404
                                                   ------------   ------------
                                                   $  5,051,284      4,285,650
                                                   ============   ============





See accompanying notes to consolidated financial statements.






                                      -19-                          (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

 Liabilities and Shareholders' Equity                      March 31,
 ------------------------------------              ----------------------------
                                                       1997            1996
                                                   ------------   ------------
Current liabilities:
    Current installments of long-term
      debt                                         $    261,394         467,416
    Line of credit with bank                               --           200,000
    Accounts payable                                  1,146,982       1,255,505

    Accrued expenses:
      Payroll and payroll taxes                         174,772         166,580
      Other                                             193,493         164,757
                                                   ------------    ------------
         Total current liabilities                    1,776,641       2,254,258
Note payable to employee, interest at 7%                 17,198          73,416
Long-term debt, less current installments
      and note payable to employee                    1,202,905         480,500
                                                   ------------    ------------
         Total liabilities                            2,996,744       2,808,174
                                                   ------------    ------------
Shareholders' equity:
    Preferred stock, Series A,
         noncumulative dividend at 8%
         of liquidation preference value,
         $1.00 par value. Authorized 1,000,000
         shares; issued and outstanding
         235,000 shares.  Liquidation
         preference value of $4.26 per share
         ($1,000,000); redeemable at the
         Company's option at $1.00 per share            235,000         235,000

    Common stock, $.10 par value
      Authorized 15,000,000 shares; issued
      and outstanding 5,655,333 shares at
      March 31, 1997 and 5,601,000 shares
      at  March 31, 1996                                565,533         560,100
    Additional paid-in capital                       15,914,169      15,899,227
    Accumulated deficit                             (14,523,257)    (15,086,946)
                                                   ------------    ------------
                                                      2,191,445       1,607,381
Less treasury stock, 339,767 shares at March 31,
    1997 and 319,767 shares at March 31, 1996,
    at cost                                            (136,905)       (129,905)
                                                   ------------    ------------
         Total shareholders' equity                   2,054,540       1,477,476
                                                   ------------    ------------
                                                   $  5,051,284       4,285,650
                                                   ============    ============





See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years Ended March 31,
                                                    --------------------------------------------
                                                        1997            1996            1995
                                                    ------------    ------------    ------------
Revenues:
    Contract drilling                               $  7,968,191       6,989,972       4,935,510
    Oil and gas                                          401,542         380,110         405,409
    Administrative overhead and other                    133,581         129,572         153,175
                                                    ------------    ------------    ------------
      Total operating revenues                         8,503,314       7,499,654       5,494,094
                                                    ------------    ------------    ------------

Costs and expenses:
    Contract drilling                                  6,601,393       6,077,742       4,395,709
    Oil and gas                                          177,318         169,008         166,594
    Depreciation, depletion and amortization             623,614         576,894         475,708
    General and administrative                           549,656         520,402         450,609
    Doubtful accounts                                       --           140,000         228,374
                                                    ------------    ------------    ------------
      Total operating costs and  expenses              7,951,981       7,484,046       5,716,994
                                                    ------------    ------------    ------------

         Earnings (loss) from operations                 551,333          15,608        (222,900)
                                                    ------------    ------------    ------------

Other income (expense):
    Interest expense                                    (176,801)       (108,121)        (65,465)
    Interest income                                       15,295           5,443           6,409
    Gain on sale of assets                                 6,862         273,251          48,774
    Provision for litigation settlement                  200,000        (200,000)           --
    Minority interest in operation of partnership           --            16,591         (11,224)
                                                    ------------    ------------    ------------

      Total other income (expense)                        45,356         (12,836)        (21,506)
                                                    ------------    ------------    ------------

         Earnings (loss) before income taxes             596,689           2,772        (244,406)
Income taxes                                              33,000            --              --
                                                    ------------    ------------    ------------
           Net earnings (loss)                      $    563,689           2,772        (244,406)
                                                    ============    ============    ============


Net earnings (loss) per common and common
    equivalent share                                $        .09            --             (0.05)
                                                    ============    ============    ============

Weighted average common and common  equivalent
shares outstanding                                     5,650,305       5,401,578       5,336,167
                                                    ============    ============    ============

See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Shares                   Amount           Additional                                 Total
                              ----------------------   ---------------------    Paid-in      Accumulated    Treasury   Shareholders
                                Common     Preferred     Common    Preferred    Capital        Deficit        Stock       Equity
                              ----------   ---------   ---------   ---------   -----------   -----------    ---------   ----------
Balance at March 31, 1994      5,088,000     235,000   $ 508,800     235,000    15,845,987   (14,845,312)        --      1,744,475

Issuance of common stock
   for bonus to employees         50,000        --         5,000        --           6,500          --           --         11,500

Issuance of common stock
   for fees to directors          25,000        --         2,500        --           2,270          --           --          4,770

Issuance of common stock
   for exercise of warrants      245,000        --        24,500        --            --            --           --         24,500


Net loss                            --          --          --          --            --        (244,406)        --       (244,406)
                              ----------   ---------   ---------   ---------   -----------   -----------    ---------    ----------
Balance at March 31, 1995      5,408,000     235,000     540,800     235,000    15,854,757   (15,089,718)        --      1,540,839

Issuance of common stock
   for bonus to employee          50,000        --         5,000        --           6,500          --           --         11,500

Issuance of common stock
   for fees to directors           8,000        --           800        --           1,040          --           --          1,840

Issuance of common stock
   for exercise of warrant        35,000        --         3,500        --           6,300          --           --          9,800

Issuance of common stock
   for exercise of option        100,000        --        10,000        --          30,630          --           --         40,630

Acquisition of 319,767 shares
   of common stock in
   exchange for equipment           --          --          --          --            --            --       (129,905)    (129,905)

Net earnings                        --          --          --          --            --           2,772         --          2,772
                              ----------   ---------   ---------   ---------   -----------   -----------    ---------   ----------

Balance at March 31, 1996      5,601,000     235,000     560,100     235,000    15,899,227   (15,086,946)    (129,905)   1,477,476

Acquisition of 20,000 shares        --          --          --          --            --            --         (7,000)      (7,000)
Issuance of common stock
   as compensation                53,333        --         5,333        --          14,667          --           --         20,000
Issuance of common stock
   for exercise of option          1,000        --           100        --             275          --           --            375
Net earnings                        --          --          --          --            --         563,689         --        563,689
                              ----------   ---------   ---------   ---------   -----------   -----------    ---------   ----------

Balance as of March 31, 1997   5,655,333     235,000   $ 565,533     235,000    15,914,169   (14,523,257)    (136,905)   2,054,540
                              ==========   =========   =========   =========   ===========   ===========    =========   ==========

See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended March 31,
                                                        -----------------------------------
                                                          1997         1996         1995
                                                        ---------    ---------    ---------
Cash flows from operating activities:
    Net earnings (loss)                                 $ 563,689        2,772     (244,406)
    Adjustments to reconcile net
    earnings (loss) to net
    cash provided by
    operating activities:
      Depreciation, depletion and
         amortization                                     623,614      576,894      475,708
      Provision for doubtful accounts                        --        140,000      228,374

      Provision for litigation                           (200,000)     200,000
      Stock issued to directors and
         employees                                           --         13,340       16,270
      Gain on sale of assets                               (6,862)    (273,251)     (48,774)
      Minority interest in operations of
         partnership                                         --        (16,591)      11,224
      Changes in current assets and  liabilities:
         Receivables                                     (342,589)    (311,150)     225,620
         Prepaid expenses                                (114,197)      11,990      (25,950)
         Accounts payable                                (108,523)     491,914     (425,644)
         Accrued expenses                                  36,928      132,997       28,767
                                                        ---------    ---------    ---------

           Net cash provided by
               operating activities                     $ 452,060      968,915      241,189
                                                        ---------    ---------    ---------




See accompanying notes to consolidated financial statements.





                                      -23-                        (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                                      Years Ended March 31,
                                                            -----------------------------------------
                                                               1997           1996           1995
                                                            -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                             $ 1,603,724      1,425,707        630,165
    Purchase of treasury stock                                   (7,000)          --             --
    Proceeds from exercise of warrants                             --            9,800         24,500
    Proceeds from exercise of options                               375         37,500
    Payments of debt                                         (1,213,559)    (2,078,094)      (987,597)
                                                            -----------    -----------    -----------
      Net cash provided (used) in financing activities          383,540       (605,087)      (332,932)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                         (762,946)      (410,757)      (754,963)
    Contribution from limited partner                              --             --          275,000
    Proceeds from sale of property
      and equipment                                               9,533        150,681          5,350
                                                            -----------    -----------    -----------

      Net cash provided (used) in investing activities         (753,413)      (260,076)      (474,613)
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash
    equivalents                                                  82,187        103,752       (566,356)

Beginning cash and cash equivalents                             325,568        221,816        788,172
                                                            -----------    -----------    -----------

Ending cash and cash equivalents                            $   407,755        325,568        221,816
                                                            ===========    ===========    ===========

Supplementary disclosure:

    Interest paid                                           $   187,441        101,289         71,078
    Notes payable issued for equipment
         and oil and gas properties                             116,075        809,266         79,730
    Treasury stock received for drilling equipment                 --          129,905           --
    Common stock issued for accrued compensation                 20,000           --             --
    Reimbursement receivable for prior litigation payment        90,000           --             --





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

         Income Taxes

              The Company files a consolidated Federal income tax return with its subsidiaries using a December 31 year-end.

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

              In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which establishes standards for computing and presenting earnings per share. This Standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the





                                        -25-                        (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         presentation of primary earnings per share with a presentation of basic earnings per share. In addition, this standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. This Statement requires restatement of all prior period EPS data presented. Thus basic net earnings (loss) per share for fiscal 1997 will be restated to $0.10 and there will be no restatement for fiscal 1996 as the adoption of the Statement did not change the EPS previously presented.

         Stock-Based Compensation

              On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This SFAS allows a Company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has chosen to continue to account for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to the fair market value of the Company's common stock on the date of grant. The pro forma effects of adoption of SFAS No. 123 is disclosed in footnote 4 in the Notes to Consolidated Financial Statements.

         Contract Drilling in Progress

              Contract drilling revenues are earned on footage, daywork and turnkey contracts and such revenues and related costs are included in the determination of earnings as work progresses. Contract drilling in progress consists of revenues earned on contracts which have not yet been billed.

         Prepaid Expenses

              Prepaid expenses include loan fees which are amortized over the life of the debt.

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

              Depletion of oil and gas properties is provided by the unit of production method based on the Company's interest in the aggregated, estimated recoverable reserves of all properties. Depletion includes a ceiling limitation adjustment required under the full cost method of accounting. The ceiling limitation adjustment is applicable when the carrying value of oil and gas properties exceeds the discounted net present worth of estimated future cash flows on those properties based on prices at the end of the period.

              Depreciation of drilling, transportation and other equipment is provided using the straight-line method over estimated useful lives ranging from three to ten years.

              Maintenance and repairs are charged to operations; renewals and betterments are charged to appropriate property and equipment accounts.





                                        -26-                        (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
         Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

         Cash Equivalents

              For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 1997 and 1996, cash includes a restricted account in the amount of $102,629 and $99,000, respectively.

(2)   Notes Payable and Long-term Debt

              Notes payable and long-term debt of the Company is described below:

                                                               March 31,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
Note payable to employee for unpaid compensation,
at 7.0%, due in 1998, paid in 1997                       $   --       73,416

Note payable to employee for unpaid compensation,
due in monthly payments of $1,720 plus interest at
7.0%, due in January, 1999                                 37,836       --

Note payable, secured by a vehicle, due in monthly
payments of $380 including interest at 10.9%, due
in January, 2000                                           11,047     14,191


Note payable, secured by a vehicle, due in monthly
payments of $426 including interest at 12.35%,
due in June, 1999                                           9,676     13,855

Note payable, secured by a vehicle, due in monthly
payments of $498 including interest at 9.7%, due
in June, 1998                                               6,566     11,635



                                        -27-                        (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                      March 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Note payable, secured by a vehicle, due in monthly
payments of $393 including interest at 9.25%, due
in July, 2000                                                     13,469         --

Note payable to seller, secured by a drilling rig, due
in monthly payments of $9,540 including interest at
9.0%, due in May, 1998. (note c)                                    --        224,591

Note payable to bank, secured by land and improvements,
due in monthly payments of $1,900 including interest at
the bank's prime rate (9.50% at March 31, 1997) plus
0.5%, due in September, 2005. (note b)                           121,595      131,756

Note payable to Small Business Administration,
secured by second lien on land and improvements,
due in monthly payments of $921 including interest
at 6.713% due in November, 2015. (note b)                        109,885      112,765

Note payable to bank, secured by land and improvements
due in monthly payments of $1,800 including interest at
the bank's prime rate (9.25% at March 31, 1996), due
September, 1996. (note a)                                           --          8,392

Note payable to bank, secured by oil and gas properties,
due in monthly installments of $13,278 including interest
at the bank's prime rate (9.50% at March 31, 1997) plus
1%, due January, 1999. (note a)                                   85,113      275,731

Note payable, secured by drilling equipment, transportation
equipment, land and improvements, due in monthly payments
of $14,881 plus interest at prime (8.5% at March 31, 1997)
plus 3%, due June, 1998.  (note c)                             1,086,310         --


Litigation settlement due in quarterly payments of $15,000
without interest, due in August, 1998. (note d)                     --        155,000
                                                              ----------   ----------
                                                               1,481,497    1,021,332
Less current portion                                             261,394      467,416
                                                              ----------   ----------
                                                              $1,220,103      553,916
                                                              ==========   ==========

     Long-term debt maturing each year subsequent to March 31, 1997 is as follows: 1998 - $261,394; 1999 - $989,821; 2000 - $43,142; 2001 - $19,966;
2002 - $146,912 and thereafter - $20,262.



                                -28-                               (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              At March 31, 1997, the Company was in compliance or has obtained waivers with respect to various negative and affirmative covenants on its note payable secured by drilling equipment, transportation equipment and land and improvements. Such covenants included the maintenance of a net worth of at least $1,500,000, a debt to net worth ratio of less than 2.0 to 1.0, and a total debt service coverage ratio of greater than 0.8 to 1.0, at all times.

              Note a: On April 14, 1995, the Company executed a Master Real Estate Lien Note in the amount of $800,000 with a bank. This note provides the Company with a $400,000 "Guidance Line of Credit Facility" to be used for drilling, completion and equipping expenses of wells to be drilled. This note has an interest rate of one percent over the Bank's prime rate, 9.50% at March 31, 1997, and is due January 1, 1999. In addition to the Guidance Line of Credit Facility, the Master Note covers the other notes executed by the Company in favor of the Bank, and the loan secured by oil and gas properties purchased in 1992 and drilled in 1993.

              Note b: In September, 1995, the Company executed a note payable, in the amount of $245,250, to a bank for the purchase of the office building which the Company occupies as its headquarters in San Antonio, Texas. The note has a term of ten years and is payable in monthly payments of $1,900 including interest at 0.5% over the Bank's prime rate, 9.50% at March 31, 1997. In November, 1995 the Company closed on financing with the Small Business Administration which became a second lien on the headquarters building. The loan is in the amount of $114,000 and was used to pay down the amount borrowed from the bank for the purchase. This debt has a 20 year term and is payable in monthly payments of $921 including interest at 6.713%.

              Note c: On May 8, 1996, the Company closed on a debt restructuring which included a term loan of $1,250,000 and a revolving line of credit of $500,000, which allowed the Company to pay off all its bank debt with the exception of the loan secured by the headquarters building in San Antonio and a minimal balance on the loan secured by the oil and gas properties. The new debt also allowed the Company to pay off the seller financing on the rig purchased in May, 1995. Proceeds from the new debt were also used to reduce trade accounts payable and to provide funds for future drilling equipment purchases. The term loan is secured by drilling equipment, transportation equipment and the yard facility in Kenedy, Texas. The loan carries an interest rate of prime (8.50% at March 31, 1997) plus 3% and is payable in monthly payments of $14,881 plus interest. Payments are based on a seven-year amortization and the loan is due in June, 1998. The revolving line of credit is secured by the Company's trade accounts receivable and carries an interest rate of prime (8.5% at March 31, 1997) plus 2.75%. The revolving line of credit had no outstanding balance at March 31, 1997.

              Note d: The debt was the result of a lawsuit in which the Company was a defendant. The ruling of the District Court was affirmed by the Fifth Circuit Court of Appeals. This relieved the Company of any further obligation on the original debt and required the plaintiff to reimburse the Company for payments previously made on the debt. Thus, the $200,000 provision for litigation settlement made in fiscal 1996 has been reversed and included in other income in fiscal 1997.





                                        -29-                       (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)   Income Taxes

              Due to the utilization of net operating loss carryforwards, the Company had no Federal income tax liability at March 31, 1997 or 1996. The Company has accrued a $33,000 liability for state franchise taxes for fiscal 1997.

              At March 31, 1997, for Federal income tax purposes the Company had a net operating loss carryforward of approximately $15,820,000 and investment tax credit carryforwards of approximately $125,000 available to offset future taxable income and taxes.

              Unless utilized, net operating loss and investment tax credit carryforwards will expire as follows:

                                     Net                 Investment
                                  Operating                  Tax
               Year                  Loss                  Credits
               ----              ------------            -----------
               1997              $      -                   110,000
               1998                11,717,000                 9,000
               1999                 1,025,000                 5,000
               2000                 2,225,000                 1,000

               2001                   452,000                  -
               2006                   401,000                  -
                                 ------------            ----------
                                 $ 15,820,000               125,000
                                 ============            ==========

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and 1996 are presented below:

                                                              March 31,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
Deferred tax assets:
   Allowance for bad debts                          $     48,000          48,000
   Investment tax credit carryforwards                   125,000         671,000
   Net operating loss carryforwards                    5,379,000       5,381,000
                                                    ------------    ------------
        Total gross deferred tax assets                5,552,000       6,100,000
   Less valuation allowance                           (5,113,000)     (5,871,000)
                                                    ------------    ------------
             Total deferred tax assets                   439,000         229,000
                                                    ------------    ------------
Deferred tax liabilities:
   Property and equipment, principally due to
        differences in depreciation                      275,000          45,000
   Oil and gas properties, principally due to
        intangible drilling costs and differences
        in depletion                                     164,000         184,000
                                                    ------------    ------------
   Total gross deferred tax liabilities                  439,000         229,000
                                                    ------------    ------------
   Net deferred tax asset                           $       --      $       --
                                                    ============    ============





                                        -30-                       (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              A valuation allowance has been established to decrease total gross deferred tax assets to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets. The valuation allowance for deferred tax assets at March 31, 1996 was $5,871,000. The net change in total valuation allowance for the year ended March 31, 1997 was a decrease of $758,000 due to the change in the corresponding gross deferred tax assets and liabilities.

(4)  Stock Options, Warrants and Stock Option Plan

              In December, 1988, the Board of Directors issued certain directors, officers and employees warrants to purchase 435,000 shares of the Company's common stock at $.15 per share, of which three warrants for a total of 55,000 shares have been exercised as of March 31, 1997 and two warrants for 245,000 shares have been canceled. These warrants are exercisable upon issuance and expire December 8, 1998. As of March 31, 1997, 135,000 shares of Common stock were reserved for future issuance in connection with warrants issued to employees, directors, officers and former employees.

              In August, 1992, the Board of Directors issued certain directors, officers and employees warrants to purchase 235,000 shares of the Company's stock at $.10 per share, all of which have been exercised as of March 31, 1997.

              On May 1, 1995, the Board of Directors issued an option to Mr. Locke, President and Chief Executive Officer, to purchase 1,200,000 shares of the Company's common stock at $.375 per share. This option expires on May 1, 2005. At March 31, 1997, 100,000 shares have been purchased under this option.

              On June 15, 1995, the Board of Directors issued certain directors, officers and employees options to purchase 128,500 shares of the Company's common stock at $.375 per share, none of which has been exercised as of March 31, 1997.

              Under the Company's stock option plan, stock options become exercisable over a five year period and all options expire 10 years after the date of grant. All of the Company's options shall be granted at the fair market value of the Company's Common Stock on the date of grant. Accordingly as discussed in Note 1, no compensation expense relating to these options is recognized in the Company's results of operations.





                                        -31-                       (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Information relating to stock options outstanding at March 31 is summarized as follows:

                                               1997                        1996                        1995
                                       ------------------------   ------------------------   -----------------------
                                                      Exercise                   Exercise                  Exercise
                                                      Price per                  Price Per                Price Per
                                         Options      Options      Options        Option      Options       Option
                                       ----------    ----------   ----------    ----------   ----------   ----------
     Balance Outstanding
           Beginning of year            1,325,500    $ .375-.41         --            --           --           --
              Granted                      10,000    $    0.470    1,428,500    $ .375-.41         --           --
              Exercised                    (1,000)   $    0.375     (100,000)        0.375         --           --
              Canceled                    (72,000)   $ .375-.41       (3,000)        0.375         --           --
                                       ----------    ----------   ----------    ----------   ----------   ----------
     Balance Outstanding
           End of year                  1,262,500    $ .375-.47    1,325,500    $ .375-.41         --           --
                                       ==========    ==========   ==========    ==========   ==========   ==========
     Options Exercisable
           End of year                    296,500                     20,000                       --
                                       ==========                 ==========                 ==========


         At March 31, 1997, the weighted average price of options outstanding was $0.38 per share and the weighted average price of excercisable options was $0.38 per share.


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Accordingly, no compensation has been recognized for the stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                               1997           1996
                                               ----           ----
Net earnings-as reported                  $    563,689          2,772
Net earnings per share pro-forma               485,869        (99,925)
Net earnings per share-as reported                0.09           0.00
Net earnings per share-pro forma                  0.08          (0.02)
Weighted-average fair value of options,
     granted during the year                      0.23           0.18


           The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 46% and 46%, weighted average risk-free interest rates of 6.7% and 6.3% for grants in 1997 and 1996, respectively, and an expected life of five years. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock, and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.





                                        -32-                        (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (5)      Business Segments and Supplementary Earnings Information

              The Company is engaged in contract drilling of oil and gas wells and in oil and gas exploration, development and production. Information concerning business segments and supplementary earnings information is as follows:

                                                    Years Ended March 31,
                                            -------------------------------------
                                               1997         1996          1995
                                            ----------   ----------    ----------
Revenues:
 Contract drilling                          $8,001,352    7,024,144     4,998,555
 Oil and gas                                   501,962      475,510       495,539
                                            ----------   ----------    ----------
                                            $8,503,314    7,499,654     5,494,094
                                            ==========   ==========    ==========
Earnings (loss) from operations:

 Contract drilling                          $  376,439      (65,506)     (313,847)
 Oil and gas                                   174,894       81,114        90,947
                                            ----------   ----------    ----------
                                            $  551,333       15,608      (222,900)
                                            ==========   ==========    ==========
Identifiable assets at end of period:
 Contract drilling                          $4,375,971    3,501,058     2,419,778
 Oil and gas                                   675,313      784,592     1,053,480
                                            ----------   ----------    ----------
                                            $5,051,284    4,285,650     3,473,258
                                            ==========   ==========    ==========
Depreciation, depletion and amortization:

 Contract drilling                          $  475,135      384,400       277,986
 Oil and gas                                   148,479      192,494       197,722
                                            ----------   ----------    ----------
                                            $  623,614      576,894       475,708
                                            ==========   ==========    ==========
Capital expenditures:
 Contract drilling                          $  765,450    1,154,698       609,842
 Oil and gas                                     5,000        7,485       224,851
                                            ----------   ----------    ----------
                                            $  770,450    1,162,183       834,693
                                            ==========   ==========    ==========


Maintenance and repairs                     $  566,194      502,844       414,812
                                            ==========   ==========    ==========


            In fiscal 1997, only one customer accounted for 10% or more of contract drilling revenues. The revenue attributed to that customer was $1,116,322.

            In fiscal 1996, only one customer accounted for 10% or more of contract drilling revenues. The revenue attributed to that customer was $1,204,983.

            In fiscal 1995, two customers each accounted for 10% or more of contract drilling revenues. The revenue attributed to these customers was $1,121,651 and $662,567.





                                        -33-                         (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)  Related Party Transactions

            A director owns an interest in several oil and gas properties in which the Company owns an interest. Two directors own interests in the well which the Company drilled in February, 1995 and continues to operate.

(7)  Commitments and Contingencies

            There was no rental expense for the year ended March 31, 1997. Rental expense for the years ended March 31, 1996 and 1995 was $2,421 and $15,825, respectively.

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

            Among the lawsuits currently pending against the Company is National Energy Group, Inc. v. South Texas Drilling Company, cause No. 96-98, 357 Judicial District Court, Willacy County, Texas. This case arose out of a dispute with a drilling customer over a billing for work performed under a daywork drilling contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and replacement cost of the lost equipment. The customer filed a lawsuit alleging negligence, denying responsibility for the $279,000 billed by the Company, and seeking additional damages of $460,000 plus attorney's fees. Management, which believes the customer's claim to be without merit, has filed a counter-suit seeking payment in full of the original invoice in the amount of $279,000. In fiscal 1996, an allowance for uncollectible accounts in the amount of $140,000 was established for this account. A trial date has been scheduled in August, 1997

            While the final outcome of these matters cannot be determined at year end, management believes the ultimate disposition of these matters will have no material adverse effect on the consolidated financial statements of the Company.

(8)  Subsequent Events

            In April, 1997, the Company issued a new Series A 8% Convertible Preferred Stock. The issue consisted of 400,000 shares with a designated par value of $2.00 per share. Dividends on the stock are cumulative. This Preferred Stock is convertible into two shares of Common Stock for each share of Preferred Stock and one share of Common Stock for each $.50 of due but unpaid dividends on the Series A 8% Convertible Preferred Stock. The stock is redeemable at the Company's option at or following the third anniversary of the issuance of such stock provided, generally, that the price of the Company's common stock equals or exceeds $2.50 per share. The proceeds from the stock were used to reduce trade accounts payable, bank debt and to acquire drilling equipment. Prior to the issuance of this new Series A preferred stock, the Company redeemed its previously issued and outstanding Series A preferred stock consisting of 235,000 shares of stock with a stated par value of $1.00 per share. The outstanding shares were redeemed for a cash payment of $75,000.





                                        -34-                       (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


            In May, 1997, the Company began work on a drilling contract in the country of Belize. The contract should be completed in July, 1997. Under the terms of the contract, the Company is earning daywork rates greater than those currently being earned on contracts in south Texas. The operator is also assuming some of the expenses normally the responsibility of the contractor.

            In June, 1997, the Company closed on the acquisition of the drilling operations of San Patricio Corporation. Assets acquired by the Company included two land drilling rigs, rig handling trucks and trailers and miscellaneous drilling equipment. In addition, the Company assumed a lease of a third land drilling rig. As a result of the acquisition, the Company now operates seven land drilling rigs, primarily in central and south Texas. The acquisition was accomplished with $900,000 of third-party financing, $300,000 of seller financing, $300,000 of the Company's Common Stock. The transaction will be accounted for as a purchase.

            In June, 1997 the Company closed on additional financing of $1,050,000. This debt was used in part for the rig acquisition described above and for the purchase of additional drilling equipment. In securing this financing, the Company also negotiated more favorable terms on its existing debt secured by drilling equipment, transportation equipment and the yard facility. Under the new terms, both the term loan and the revolving loan carry an interest rate of prime plus 2.25%. The monthly payments on both notes are now $27,381 plus interest.

            The following pro forma financial information for the year ended March 31, 1997 gives effect to the above acquisition as though it was effective at the beginning of the period. The pro forma information may not be indicative of the results that would have occurred had the acquisition been effective on the date indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

                                                              Pro Forma
                                                      Year ended March 31, 1997
                                                      -------------------------
                                                             (unaudited)
Total Revenues                                                 $16,205,542
Net Income Applicable to Common Stock                              439,530
Net Income per Common and Common Equivalent Share                     0.07
Weighted Average Common and Common Equivalent
   Shares Outstanding                                            6,050,305


(9)  Oil and Gas Producing Activities (Unaudited)

            The Company's oil and gas properties and operations are presented in the consolidated financial statements on the full cost method of accounting. All of the Company' exploration and production is conducted in the United States with a small working interest in Belize, Central America.

            The aggregate amount of capitalized costs relating to oil and gas producing activities at the dates indicated are as follows:





                                        -35-                        (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                            March 31,
                               -----------------------------------------
                                  1997           1996           1995
                               -----------    -----------    -----------
Proved properties              $ 1,749,809      1,749,467      1,741,982
Unproved properties                   --             --             --
                               -----------    -----------    -----------

                                 1,749,809      1,749,467      1,741,982
Accumulated depletion           (1,161,309)    (1,012,830)      (820,337)
                               -----------    -----------    -----------
                               $   588,500        736,637        921,645
                               ===========    ===========    ===========

Depletion rate per unit of
production (net equivalent
barrel, exclusive of ceiling
limitation adjustment)                7.07           7.07           7.07
                               ===========    ===========    ===========

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

                                                 Oil and
                                                Condensate       Gas
                                                  (Bbls)        (Mcf)
                                                ----------    -----------
Estimated quantity, March 31, 1994                 360,960     1,295,930
  Revisions in previous estimates                    2,200        94,938
  Extensions, discoveries and other additions       21,520       209,750

  Production                                       (15,700)      (73,488)
                                                ----------    ----------

Estimated quantity, March 31, 1995                 368,980     1,527,130
  Revisions in previous estimates                  (13,490)     (180,078)
  Production                                       (12,260)      (89,802)
                                                ----------    ----------

Estimated quantity, March 31, 1996                 343,230     1,257,250
  Revisions in previous estimates                 (260,253)     (778,747)

  Production                                       (10,007)      (65,963)
                                                ----------    ----------
Estimated quantity, March 31, 1997                  72,970       412,540
                                                ==========    ==========





                                        -36-                      (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                  Years Ended March 31,
                            ---------------------------------------------------------------
                                   1997                  1996                 1995
                            -------------------   -------------------   -------------------
                              (Bbl)      (Mcf)      (Bbl)      (Mcf)      (Bbl)      (Mcf)
                            --------   --------   --------   --------   --------   --------
Proved developed
reserves:

Balance at
beginning of
year                          60,420    302,960     69,890    362,300     90,599    383,651
                            ========   ========   ========   ========   ========   ========
Balance at end
of year                       72,970    412,540     60,420    302,960     69,890    362,300
                            ========   ========   ========   ========   ========   ========

             Costs incurred for property acquisition, exploration
               and development activities are summarized below:

                                  Years Ended March 31,
                             ------------------------------
                               1997       1996       1995
                             --------   --------   --------
Property acquisition costs   $   --         --       23,863

Development costs               5,000      7,485    200,988
                             --------   --------   --------
                             $  5,000      7,485    224,851
                             ========   ========   ========

                 Results of operations for producing activities
                  for the periods indicated were as follows:

                                                    Years Ended March 31,
                                            -----------------------------------
                                               1997         1996         1995
                                            ---------    ---------    ---------
Revenues                                    $ 401,542      380,110      405,409
Production costs                             (177,318)    (169,008)    (166,594)
Depletion                                    (148,479)    (192,494)    (197,722)
                                            ---------    ---------    ---------
Results of operations from
producing activities (excluding corporate
overhead and interest costs)                $  75,745       18,608       41,093
                                            =========    =========    =========


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





                                        -37-                        (Continued)

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

                                                           Years Ended March 31,
                                              --------------------------------------------
                                                  1997            1996            1995
                                              ------------    ------------    ------------
Estimated future cash flows                   $  2,356,000      10,314,000       9,475,000

Estimated future production costs
                                                (1,364,000)     (3,013,000)     (2,956,000)
Estimated future development costs
                                                      --        (1,547,000)     (1,827,000)
                                              ------------    ------------    ------------
Estimated future net cash
   flows before income taxes                       992,000       5,754,000       4,692,000

Estimated future income taxes                      (66,000)     (1,684,000)     (1,324,000)
Ten percent discount for
   estimated timing of future cash flows
                                                  (214,000)     (1,372,000)     (1,105,000)
                                              ------------    ------------    ------------
Standardized measure of
   discounted estimated future
   net cash flows                             $    712,000       2,698,000       2,263,000
                                              ============    ============    ============

Changes in standardized
   measure of discounted
   estimated future net cash
   flows:
   Sales of oil and gas
      produced, net of
      production costs                        $   (238,000)       (223,000)       (239,000)
   Extensions, discoveries and
      other additions, less
      related costs                                   --              --           257,000
   Changes in estimated future development
      costs                                      1,041,000         179,000        (103,000)
   Revisions of previous quantity estimates     (1,743,000)       (369,000)        124,000
   Net changes in prices                        (1,996,000)      1,010,000         567,000
   Accretion of discount                           367,000         302,000         230,000
   Income taxes                                  1,022,000        (223,000)       (235,000)
   Other                                          (439,000)       (241,000)       (118,000)
                                              ------------    ------------    ------------
      Net increase (decrease)                 $ (1,986,000)        435,000         483,000
                                              ============    ============    ============






                                        -38-                       (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10) Fair Value of Financial Instruments

     Cash, trade receivables and payables and short-term debt:

              The Company holds cash, trade receivables and payables and short-term debt. The carrying amount of these instruments approximates fair value due to the short maturity of the instruments.

     Long-term debt:

              The carrying amount of the Company's long-term debt approximates fair value due to the recent issuance of the debt and the variable interest rate.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ROBERT R. MARMOR, 71, Chairman of the Board since April, 1980. Mr. Marmor was Chief Executive Officer of the Company from April, 1980 until February, 1992 and President from June, 1984 until November, 1991, at which time he voluntarily resigned from these positions and recommended his replacement.
From December, 1979 until April, 1980, Mr. Marmor was President of the Company. From September, 1979 until December, 1979, Mr. Marmor was engaged in founding the Company. From October, 1978 until September, 1979 he was associated as a petroleum engineering consultant with Max K. Watson & Associates, Inc. of Austin, Texas, petroleum and natural gas consultants. From 1977 to October, 1978 he was engaged in various personal investment ventures. Mr. Marmor was employed from 1971 to 1977 in Adelaide, Australia by Delhi International Oil Corporation, Dallas, Texas, and served as project development manager and later as operations manager responsible for the exploration, drilling and production divisions.

     WILLIAM D. HIBBETTS, 48, CPA, a Director since June, 1984. Mr. Hibbetts is Chief Accounting Officer of Southwest Venture Management Company. He was Treasurer/Controller of Gary Pools, Inc. from May, 1986 to July, 1988. He served as an officer of the Company from January 1, 1982 until May 1, 1986. Mr. Hibbetts served in various positions as an accountant with KPMG Peat Marwick LLP from June, 1971 to December, 1981. Mr. Hibbetts served as manager in that accounting firm's audit group from July, 1978 to December, 1981.

     CHARLES B. TICHENOR, 70, a Director since May, 1988. Mr. Tichenor is Corporation Chief Executive-in-Residence/Professor at The Indiana University of Pennsylvania since January 1, 1995. Mr. Tichenor was Vice-Chancellor at Elizabeth City State University from May, 1992 to December 31, 1994. He was a professor at the College of Business of Mississippi State University where he occupied the position of Distinguished Corporation Chief Executive Officer-in-Residence from 1987 to 1992. Mr. Tichenor is the retired Chairman of Champale, Inc., a Fortune 1000 Company, where he served as president and chairman of the board from 1975 to 1983. He is a member of the Board of Trustees of Rider College, Lawrenceville, NJ and he currently or formerly served on the Boards of Doughty Foods, Inc., NYP Container Corp., MCM Investments Co. and Johnston Printing Co.





                                        -39-                       (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



     ALVIS L. DOWELL, 61, a Director since February, 1991. Mr. Dowell was President and Chief Executive Officer from November 7, 1992 to May 1, 1995. He was Chief Operating Officer from February, 1991 and Vice President from May 2, 1991. From 1988 until 1991, Mr. Dowell was employed by Maersk Oil and Gas, Copenhagen, Denmark as Assistant Manager, Drilling Department. From 1972 to 1988, Mr. Dowell was with Aramco, Saudi Arabian Operations as Drilling Safety Engineer and later as Superintendent Offshore Drilling and then Drilling Manager. He served as Director/Safety and Loss Prevention, Safety Engineering and Regional Engineering Manager with Holiday Inns, Inc., Texas Employers Insurance and Northwestern National Insurance Company.

     WM. STACY LOCKE, 41, a Director since May 1, 1995. Mr. Locke is President and Chief Executive Officer since May 1, 1995. He was Vice President-Investment Banking with Arneson, Kercheville, Ehrenberg & Associates, Inc. from January 1, 1993 to April 30, 1995. From 1988-1992, Mr. Locke was Vice President-Investment Banking with Chemical Banking Corporation, Texas Commerce Bank. He was Senior Geologist with Huffco Petroleum Corporation from 1982-1986. From 1979 to 1982 Mr. Locke worked for Tesoro Petroleum Corporation and Valero Energy as a Geologist.

     MARY L. KILGORE, 58, Vice President of Administration since December, 1993 and Corporate Secretary of the Company since May, 1986, has been employed in various positions by the Company and its predecessor from August, 1978.

     CHRIS F. PARMA, 47, CPA, Vice President and Chief Financial Officer since December, 1995. He has been employed as Controller of the Company since October, 1990. He served in various accounting positions from Staff Accountant to Controller from 1972 to 1990 with J. H. Uptmore & Associates, Inc., Real Estate Developer. He served as Vice President of Uptmore from 1985 to 1990.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company and its subsidiaries for services performed during the fiscal year ended March 31, 1997, to the chief executive officer of the Company. No other officer was paid total compensation of $100,000 or more. See Item 13 for a summary of compensation due to Mr. Locke, the chief executive officer of the Company, under his employment agreement with the Company.

                           Summary Compensation Table

                                                      Other        Re-                                   All
     Name                                             Annual     stricted       Warrants/     LTIP      Other
     and                                              Compen-     Stock         Options/      Pay-     Compen-
  Principal                   Salary      Bonus       sation      Award           SARs        outs      sation
  Position             Year      $          $            $          $               #           $         $
  ---------            ----   -------    --------    ----------  --------      ----------    ------   ----------
Wm. Stacy Locke
     CEO               1997   71,750        --           479(1)   52,083(2)         --         --
                       1996   33,000        --           479(1)   18,333(3)         --         --       3,130(4)

Al L. Dowell
     CEO               1996   56,250        --         2,244(5)   11,960(6)         --         --           --
                       1995   76,716(7)     --         1,075(1)    5,770(8)         --         --           --

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




(1)  Includes value of personal use of company-provided vehicle.

(2)  Includes 84,734 shares accrued per employment agreement.

(3)  Includes 48,889 shares accrued per employment agreement.

(4) Includes value realized on exercise of 100,000 shares of Stock Option Plan granted May, 1995. See "Option/SAR Grants in Last Fiscal Year".

(5) Includes value of personal use of company-provided vehicle and Directors' fee paid by the Company.

(6) Includes 50,000 shares issued as a bonus. Value is calculated based on the average of the bid and ask prices at issue date discounted due to 2-year restriction on sale or transfer of stock.

(7)  Includes $2,885 voluntarily deferred at election of Executive.

(8) Includes 20,000 shares issued as bonus and 6,000 shares issued as a directors' fee. Value is calculated based on bid price at issue date discounted due to 2-year restriction on sale or transfer of stock.

     From December, 1988, through June, 1995, Directors received 1,000 shares of the Company's common stock for each directors' meeting attended. From July, 1995 through June 1996, Directors who were not officers or employees of the Company received $1,000 each quarter for their service on the Board and $250 for each meeting attended. From July 1996 through March 1997 those Directors received $500 each quarter for their service on the Board and $250 for each
meeting attended.    Beginning in April 1997 the Directors will once again
receive $1,000 each quarter for their service on the Board and $250 for each meeting attended. Directors who are not officers or employees of the Company and reside outside of the surrounding area in which a board meeting is held are entitled to reimbursement for travel expenses incurred by them in attending directors' meetings for their service on the Board and $250 for each meeting attended.

     The following table summarizes as to the chief executive officer of the Company, the number and terms of stock options granted during the year ended March 31, 1997:

                     Option/SAR Grants in Last Fiscal Year

                                        % of Total                                             Potential
                          Number of      Options/                                      Realized Value at Assumed
                          Securities       SARs                                          Annual Rates of Stock
                          Underlying    Granted to                                       Price Appreciation for
                           Options/      Employees      Excercise or                          Option Term
                             SARs        in Fiscal       Base Price      Expiration    -------------------------
          Name           Granted (#)        Year           ($/sh)           Date         5% ($)         10%($)
          ----           -----------     ----------     ------------     ----------    --------         --------





           No stock options were granted in the current fiscal year.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




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

              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values

                                                                    Number of
                                                                    Securities           Value of
                                                                    Underlying         Unexercised
                                                                    Unexercised        In-the-Money
                                                                  Options/SARs at     Options/SARs at
                                                                    FY-End (#)          FY-End ($)

                         Shares Acquired          Value            Excercisable/       Exercisable/
      Name               on Exercise (#)        Realized($)        Unexercisable       Unexercisable
      ----               ----------------       -----------        -------------       -------------
Wm. Stacy Locke              -                       -            240,000/860,000      15,600/55,900



     The following table summarizes as to each of the executive officers of the Company, the number and terms of stock warrants granted during the year ended March 31, 1997:

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


             Aggregated Stock Warrant Exercises in Last Fiscal Year
                    and Fiscal Year End Stock Warrant Values

                                                                                                 Value of
                                                                         Number of             Unexercised
                                                                        Unexercised           In-the-Money
                                                                      Stock Warrants         Stock Warrants
                                  Shares                                 at FY-End               at FY-End
                               Acquired on            Value             Exercisable/            Exercisable/
            Name                Exercise            Realized           Unexercisable           Unexercisable
            ----               -----------          --------          --------------         ---------------

     In the current fiscal year, there were no stock warrant exercises by executive officers nor were there any stock warrant values at year end.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of June 19, 1997, with respect to each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock and the Series A Preferred Stock, each director of the Company, and all officers and directors of the Company as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown.

                                                                         Nature of              Percentage
 Title of                 Name and Address of                            Beneficial             Ownership
  Class                     Beneficial Owner                              Ownership            of Class(7)
 -------                  ---------------------                           ---------            -----------
 Preferred Series A       T.L.L. Temple Foundation                       400,000                100.0%
                          109 Temple Blvd., Suite 300
                          Lufkin, Texas 75901-7321

 Common                   Rowan Companies, Inc.                          750,000(1)              11.3%
                          1900 Post Oak Tower
                          5051 Westheimer
                          Houston, TX 77056


 Common                   Robert R. Marmor                               572,393(1)(2)            8.6%
                          9310 Broadway, Bldg. I
                          San Antonio, TX 78217

 Common                   William D. Hibbetts                            151,612(3)               2.3%
                          13007 Blanche Coker
                          San Antonio, TX 78216

 Common                   Charles B. Tichenor                            102,500(4)               1.5%
                          1402 N. Negley Ave.
                          Pittsburgh, PA 15206

 Common                   Alvis L. Dowell                                208,000                  3.1%
                          9310 Broadway, Bldg. I
                          San Antonio, Texas 78217


 Common                   Wm. Stacy Locke                              1,447,770(5)              21.8%
                          9310 Broadway, Bldg. I
                          San Antonio, Texas 78217

                          All officers and directors as a group        2,656,116(6)              39.9%
                          (7 persons)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




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

(3) Includes options issued to Mr. Hibbetts by the Board of Directors to purchase 15,000 shares .

(4) Includes options issued to Mr. Tichenor by the Board of Directors to purchase 15,000 shares.

(5) Includes options issued to Mr. Locke to purchase an additional 1,100,000 shares. (See Item 13.)

(6) Includes options to purchase 147,500 shares issued to the officers and directors by the Board of Directors. Also includes an option to purchase an additional 1,100,000 shares by Mr. Locke (see item 13).

(7) Percentage of class outstanding is calculated assuming all officers and directors exercise all outstanding options and warrants.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The Company's president and chief executive officer, Mr. Wm. Stacy Locke, commenced employment by the Company on May 1, 1995, under a two year employment agreement calling for a base salary of $100,000 for the first year of the two year term and $150,000 for year two. $20,000 of Mr. Locke's first year's salary was paid in Common Stock valued at the average market value of such shares during March, 1996. Likewise, $55,000 of the $150,000 salary payable to Mr. Locke during the second year of his employment with the Company was paid in Common Stock valued at its average market value during March, 1997.

              The terms of Mr. Locke's agreement required the Company to issue ISO's to Mr. Locke for 1,200,000 shares of Common Stock with an exercise price of $.375 per share. While Mr. Locke remains employed by the Company and after the earlier to occur of (i) May 1, 1998 or
         (ii) the acquisition by Mr. Locke of at least 10% of the Company's outstanding Common Stock, on a fully diluted basis, and assuming the exercise of all exercisable stock options held by Mr. Locke, on each May 1 Mr. Locke may accelerate his ability to exercise all or any part of the options to purchase 240,000 shares of Common Stock which would otherwise become exercisable on the next following May 1 under his ISO up to the amount necessary for him to achieve or maintain the 10% ownership of Common Stock determined as described above. After all of Mr. Locke's ISO's become exercisable, the Company has agreed to issue additional ISO's (or non-qualified options if ISO's cannot be made available) covering up to 240,000 shares on each May 1 at an exercise price equal to the then market value of Common Stock in order to provide Mr. Locke with an opportunity to acquire and maintain ownership of 10% of the Company's Common Stock on the basis described above. In the event the Company shall receive gross cash proceeds of $10 million or more in connection with an underwritten public offering of Common Stock, Mr. Locke's rights to additional options shall cease.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Index to Financial Statements and Schedules and Exhibits

         1. The following consolidated financial statements of South Texas Drilling & Exploration, Inc. and its subsidiaries are included in
              Part II, Item 8 of this Report:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets at March 31, 1997 and 1996.

                  Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.

         2.   Financial Statement Schedules:

                  Supplementary Income Statement Information is included in
                  Part IV, Item 14, "Financial Statements and Supplementary data" of this Report.

                  Schedule II - Valuation and Qualifying Accounts.

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



   -     (10)(c)     Note Purchase and Warrant Agreement between the Company
                     and Connecticut General Life Insurance Company and
                     Teachers Insurance and Annuity Association relating to acquisition of the Tender Rigs (previously filed as an Exhibit to the Company's 1981 Annual Report on Form 10-K,
                     File No. 2-70145).

   -     (10)(d)     Amendment No. 2 to Warrant Agreement dated April 12, 1984
                     between the Company and Connecticut General Life Insurance
                     Company and Teachers Insurance and Annuity Association
                     (previously filed as an Exhibit to the Company's 1983
                     Annual Report on Form 10-K, File No. 2-70145).

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

   -     (10)(j)     The Company's 1983 Non-qualified Stock Option Plan
                     (previously filed as an Exhibit to the Company's 1983
                     Annual Report on Form 10-K, File No. 2-70145).

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



   -     (10)(x)     Revised and restated rig Lease and Refurbishing Agreement
                     regarding Rig 11 and Rig 12 dated September 27, 1991 between the Company and LB Sales and Leasing, Inc.(previously filed as an Exhibit to the Company's 1992
                     Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(y)     Settlement Agreement dated November 13, 1991 between the
                     Company and Frio Drilling Company (previously filed as an
                     Exhibit to the Company's 1992 Annual Report on Form 10-K,
                     File No. 2-70145).

   -     (10)(z)     Settlement Agreement dated December 29, 1994 between the
                     Company and L. B. Sales and Leasing, Inc. ( previously filed as an Exhibit to the Company's 1995 Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(aa)    Executive Employment Agreement dated May 1, 1995 between
                     the Company and Wm. Stacy Locke (previously filed as an Exhibit to the Company's 1995 Annual Report on Form 10-K,
                     File No. 2-70145).

   -     (10)(bb)    Form of Loan and Security Agreement dated May 8, 1996
                     between the Company and Finova Capital Corporation
                     (previously filed as an Exhibit to the Company's 1996
                     Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(cc)    Form of Schedule to Loan and Security Agreement dated May
                     8, 1996 between the Company and Finova Capital Corporation
                     (previously filed as an Exhibit to the Company's 1996
                     Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(dd)    Asset Purchase Agreement May 23, 1997 between the Company
                     and San Patricio Corporation .

   -     (10)(ee)    Non-Statutory Stock Option Agreement dated June 18, 1997
                     between the Company and San Patricio Corporation.

   -     (10)(ff)    Second Amended Certificate of Designation, Reducing The
                     Number Of Shares Formerly Designated Series A, Series B and Series C Preferred Stock to Zero and Designating The
                     Voting Powers, Preferences and Rights of A New Series A 8%
                     Convertible Preferred Stock dated April 15, 1997 between the Company and T.L.L. Temple Foundation.

   -     (22)        Subsidiaries of the registrant (previously filed as an
                     Exhibit to the Company's 1992 Annual Report on Form 10-K,
                     File No. 2-70145).

   -     (27)        Financial Data Schedule


         (b) Reports of Form 8-K: No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.

                                                                     SCHEDULE II

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                       Valuation and Qualifying Accounts


                               Balance        Charged
                                 at          to costs       Deductions      Balance
                              beginning         and           from            at
                               of year        expenses       accounts       year end
                             ------------   ------------   ------------   ------------
Year ended March 31, 1995:
   Allowance for doubtful
     receivables             $    233,894        228,374        462,268           --
                             ============   ============   ============   ============


Year ended March 31, 1996:
   Allowance for doubtful
     receivables             $       --          140,000           --          140,000
                             ============   ============   ============   ============

Year ended March 31, 1997:
   Allowance for doubtful
     receivables             $    140,000           --             --          140,000
                             ============   ============   ============   ============

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, South Texas Drilling & Exploration, Inc. has duly caused this report to be signed on its behalf by the undersigned, this 24th day of June, 1997 thereunto duly authorized.



                                        By
                                          -------------------------------------
                                            Robert R. Marmor, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Signature                                 Title                           Date
          ---------                                 -----                           ----
/s/ Robert R. Marmor                         Chairman and Director              June 24, 1997
-----------------------------------



/s/ Wm. Stacy Locke                          President and Chief                June 24, 1997
-----------------------------------          Executive Officer and
                                             Director


/s/ Al Dowell                                Director                           June 24, 1997
-----------------------------------



/s/ William D. Hibbetts                      Director                           June 24, 1997
-----------------------------------



/s/ Chris F. Parma                           Vice President and                 June 24, 1997
-----------------------------------          Chief Financial Officer

                               INDEX TO EXHIBITS


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

   -     (10)(c)     Note Purchase and Warrant Agreement between the Company
                     and Connecticut General Life Insurance Company and
                     Teachers Insurance and Annuity Association relating to acquisition of the Tender Rigs (previously filed as an Exhibit to the Company's 1981 Annual Report on Form 10-K,
                     File No. 2-70145).

   -     (10)(d)     Amendment No. 2 to Warrant Agreement dated April 12, 1984
                     between the Company and Connecticut General Life Insurance
                     Company and Teachers Insurance and Annuity Association
                     (previously filed as an Exhibit to the Company's 1983
                     Annual Report on Form 10-K, File No. 2-70145).

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

   -     (10)(j)     The Company's 1983 Non-qualified Stock Option Plan
                     (previously filed as an Exhibit to the Company's 1983
                     Annual Report on Form 10-K, File No. 2-70145).

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

   -     (10)(r)     Modification and Extension of Term Note dated April 16,
                     1986 between the Company and Frost National Bank of San
                     Antonio (previously filed as an Exhibit to the Company's
                     1986 Annual Report on Form 10- K, File No. 2-70145).

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

   -     (10)(x)     Revised and restated rig Lease and Refurbishing Agreement
                     regarding Rig 11 and Rig 12 dated September 27, 1991 between the Company and LB Sales and Leasing, Inc.(previously filed as an Exhibit to the Company's 1992
                     Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(y)     Settlement Agreement dated November 13, 1991 between the
                     Company and Frio Drilling Company (previously filed as an
                     Exhibit to the Company's 1992 Annual Report on Form 10-K,
                     File No. 2-70145).

   -     (10)(z)     Settlement Agreement dated December 29, 1994 between the
                     Company and L. B. Sales and Leasing, Inc. ( previously filed as an Exhibit to the Company's 1995 Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(aa)    Executive Employment Agreement dated May 1, 1995 between
                     the Company and Wm. Stacy Locke (previously filed as an Exhibit to the Company's 1995 Annual Report on Form 10-K,
                     File No. 2-70145).

   -     (10)(bb)    Form of Loan and Security Agreement dated May 8, 1996
                     between the Company and Finova Capital Corporation
                     (previously filed as an Exhibit to the Company's 1996
                     Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(cc)    Form of Schedule to Loan and Security Agreement dated May
                     8, 1996 between the Company and Finova Capital Corporation
                     (previously filed as an Exhibit to the Company's 1996
                     Annual Report on Form 10-K, File No. 2-70145).

   -     (10)(dd)    Asset Purchase Agreement May 23, 1997 between the Company
                     and San Patricio Corporation.

   -     (10)(ee)    Non-Statutory Stock Option Agreement dated June 18, 1997
                     between the Company and San Patricio Corporation.

   -     (10)(ff)    Second Amended Certificate of Designation, Reducing The
                     Number Of Shares Formerly Designated Series A, Series B and Series C Preferred Stock to Zero and Designating The
                     Voting Powers, Preferences and Rights of A New Series A 8%
                     Convertible Preferred Stock dated April 15, 1997 between the Company and T.L.L. Temple Foundation.

   -     (22)        Subsidiaries of the registrant (previously filed as an
                     Exhibit to the Company's 1992 Annual Report on Form 10-K,
                     File No. 2-70145).

   -     (27)        Financial Data Schedule