Form 10-Q
period 1997-06-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1997-08-13
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from           N/A      to
                              -------------------    ----------------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)


                  TEXAS                                74-2088619
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

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                                                                  Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                               Outstanding at August 11, 1997
            -----                               ------------------------------
Common Stock, $.10 par value,                             5,808,194

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION
ITEM 1.
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets

                                                            June 30,        March 31,
   ASSETS                                                     1997            1997
                                                          ------------    ------------
Current Assets:
   Cash                                                   $    631,956         407,755
   Receivables                                                 772,693         642,677
   Contract drilling in progress                               468,318         593,162
   Prepaid expenses                                            200,403         162,213
                                                          ------------    ------------
      Total current assets                                   2,073,370       1,805,807
                                                          ------------    ------------

Property and equipment                                      13,170,676      10,887,935
Accumulated depreciation, depletion
   and amortization                                          7,817,434       7,642,458
                                                          ------------    ------------
Net property and equipment                                   5,353,242       3,245,477
                                                          ------------    ------------
   Total assets                                              7,426,612       5,051,284
                                                          ============    ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                              10,500            --
   Current installments, long-term debt                        447,255         261,394
   Accounts payable                                          1,190,266       1,146,982
   Prepaid drilling contracts                                   99,000          99,000
   Accrued expenses                                            249,016         269,265
                                                          ------------    ------------
      Total current liabilities                              1,996,037       1,776,641
Long term debt                                               2,260,725       1,220,103
                                                          ------------    ------------
Total liabilities                                            4,256,762       2,996,744
                                                          ------------    ------------
Shareholders' equity:
   Preferred stock, noncumulative, $1.00
      par value.  Authorized 1,000,000
      shares; issued and outstanding
      no shares at June 30, and 235,000 shares
      at March 31, 1997                                           --           235,000
   Preferred stock, 8%, cumulative, convertible, $2.00
      par value.  Authorized 400,000 shares;
      issued and outstanding 400,000 shares at June 30,
      and no shares at March 31, 1997                          800,000            --
   Common stock, $0.10 par value
      Authorized 15,000,000 shares;
      issued 6,147,961 at June 30 and 5,655,333 at
      March 31, 1997                                           614,796         565,533
Additional paid-in capital                                  16,344,906      15,914,169
Retained earnings (deficit)                                (14,452,947)    (14,523,257)
                                                          ------------    ------------
                                                             3,306,755       2,191,445
Less Treasury stock, at cost, 339,767 shares                   136,905         136,905
                                                          ------------    ------------
   Total shareholders' equity                                3,169,850       2,054,540
                                                          ------------    ------------
Total Liabilities and shareholders equity                 $  7,426,612       5,051,284
                                                          ============    ============



See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended
                                                                   June 30,
                                                           --------------------------
                                                              1997           1996
                                                           -----------    -----------
 Revenues:
    Contract drilling                                      $ 2,005,140      2,095,132
    Oil and gas                                                 87,981        105,271
    Management fees and other                                   41,532         43,574
                                                           -----------    -----------
        Total operating revenues                             2,134,653      2,243,977
                                                           -----------    -----------


 Costs and expenses:
    Contract drilling                                        1,599,879      1,803,450
    Oil and gas                                                 48,919         46,636
    Depreciation, depletion and amortization                   174,976        147,478
    General and administrative                                 198,550        135,320
                                                           -----------    -----------
 Total operating costs and expenses                          2,022,324      2,132,884
                                                           -----------    -----------


 Earnings (loss) from operations                               112,329        111,093
                                                           -----------    -----------

 Other income (expense):
    Interest expense                                           (46,135)       (37,810)
    Interest income                                              4,839          3,695
    Loss on sale of assets                                        (724)         --
                                                           -----------    -----------
 Total other income (expense)                                  (42,020)       (34,115)
                                                           -----------    -----------

 Earnings before income taxes                                   70,309         76,978
 Income taxes                                                     --             --
                                                           -----------    -----------
 Net earnings                                                   70,309         76,978

 Preferred stock dividend requirements                          13,333           --
                                                           -----------    -----------

 Net earnings applicable to common stockholders            $    56,976         76,978
                                                           ===========    ===========

 Primary earnings per common and common equivalent share   $      0.01           0.01
                                                           ===========    ===========

 Weighted average number of shares                           6,808,584      5,316,788
                                                           ===========    ===========




NOTE: At June 30, 1997 the Company has a remaining net operating loss carryforward of approximately $15,820,000 and investment credit carryforward of approximately $125,000.




See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                            Three Months Ended
                                                                 June 30,
                                                        --------------------------
                                                            1997           1996
                                                        -----------    -----------
 Cash flows from operating activities:
    Net earnings                                        $    70,309         76,978

    Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:
        Depreciation, depletion, amortization               174,976        147,478
        Stock issued to officer as compensation              55,000           --
        Loss on sale of assets                                  724           --
        Change in current assets and liabilities:
           Accounts and notes receivable                   (130,016)      (127,388)
           Contract drilling in progress                    124,844         76,681
           Prepaid expenses                                 (38,190)       (41,286)
           Accounts payable                                  43,284       (334,206)
           Prepaid drilling contracts                          --          115,575
           Accrued expenses                                 (20,248)       (97,993)
                                                        -----------    -----------

 Net cash provided (used) by operations                     280,683       (184,161)
                                                        -----------    -----------

 Cash flows from financing activities:
    Payments of debt                                       (157,885)      (861,049)
    Proceeds from notes payable                              10,500      1,470,000
    Purchase of preferred stock                             (75,000)          --
    Proceeds from issuance of preferred stock               765,000           --
                                                        -----------    -----------


 Net cash provided by financing activities                  542,615        608,951
                                                        -----------    -----------

 Cash flows from investing activities:
    Purchase of property and equipment                     (600,097)      (240,803)
    Proceeds from sale of equipment                           1,000           --
                                                        -----------    -----------
 Net cash used in investing activities                     (599,097)      (240,803)
                                                        -----------    -----------


 Net increase in cash                                       224,201        183,987

 Beginning cash and cash equivalents                        407,755        325,568
                                                        -----------    -----------

 Ending cash and cash equivalents                       $   631,956        509,555
                                                        ===========    ===========

 Equipment purchased with debt                            1,384,368           --
 Equipment purchased with stock                             300,000           --



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

4. At April 1, 1997, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $125,000 (expiring 1997 through 2007) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $15,820,000 (expiring 1998 through 2006) which are also available to reduce future Federal income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Cash and cash equivalents at June 30, 1997 were $631,956 compared to $407,755 at March 31, 1997. The current ratio at June 30, 1997 was 1.04:1 compared to 1.02:1 at March 31, 1997. Working capital increased to $77,333 at June 30, 1997 from $29,166 at March 31, 1997. Accounts receivable increased to $772,693 at June 30, 1997 from $642,677 at March 31, 1997. Contract drilling in progress decreased to $468,318 at June 30, 1997 from $593,162 at March 31, 1997.

   Since March 31, 1997, property and equipment costs increased by $2,282,741. Of this amount, $2,189,620 was spent on drilling equipment, $113,108 was spent on transportation equipment, $4,131 was spent on furniture and fixtures and investment in oil and gas properties decreased by $24,118. The primary element in the increase in drilling equipment was the expenditure of $1,500,000 for the acquisition, described below, of equipment from San Patricio Corporation. In addition to the two drilling rigs purchased, the Company assumed San Patricio's lease of a third rig. Even though the purchase closed in June, 1997, the purchase agreement allowed San Patricio to complete jobs it was drilling at the time. Consequently, during the first quarter of fiscal 1998, only one of the rigs was placed in service by the Company. By July 8, 1997, the other two rigs were placed into service by the Company.

   In June, 1997, the Company closed on the acquisition of the drilling operations of San Patricio Corporation. Assets acquired by the Company included two land drilling rigs, rig handling trucks and trailers and miscellaneous drilling equipment. In addition, the Company assumed a lease of a third land drilling rig. As a result of the acquisition, the Company now operates seven land drilling rigs, primarily in central and south Texas. The transaction was accounted for as a purchase.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




   Debt obligations in the form of notes payable, both short term and long term, increased by $1,236,983 from March 31, 1997 to June 30, 1997. The primary element of the increase was the purchase of drilling equipment from San Patricio Corporation mentioned above. The purchase was accomplished with the use of $900,000 in third-party financing, $300,000 in seller financing and the issuance of $300,000 (400,000 shares) of the Company's common stock. The total third-party financing was $1,050,000. This note carries an interest rate of prime (8.5% at June 30, 1997) plus 2.25% and is due in June, 1999. The note provides for monthly payments of $12,500 (based on seven year amortization) plus interest. Concurrent with the issuance of this note, the third party lender also modified the terms of the loans taken out in May, 1996. The interest rate on both the revolving loan and the term loan was reduced to prime plus 2.25% and the due date was extended to June, 1999. The $300,000 of seller financing is payable in monthly payments of $5,000 plus interest at 10%. This note is due in June, 2002.

   Accounts payable at June 30, 1997 were $1,190,266, an increase of $43,284 from $1,146,982 at March 31, 1997. Accrued expenses decreased to $249,016 at June 30, 1997 from $269,265 at March 31, 1997.

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

Results of Operations

   Contract drilling revenue for the quarter ended June 30, 1997 was $2,005,140 compared to $2,095,132 in the same quarter a year earlier. This decrease in drilling revenue was the result of a decrease in drilling days. In the current quarter, the Company had 259 drilling days compared to 293 drilling days in the same quarter in fiscal 1997. One reason for the decrease in the number of drilling days in the current quarter was the amount of down time incurred by Rig 4 in preparation for its move to Belize. This rig was released from a job on April 7, 1997 and did not begin drilling again until May 16, 1997. During this time, the rig was being cleaned, crated, loaded and shipped to Belize. Even while the rig was idle, it was earning day rates equal to or greater than the day rates earned by rigs actually drilling. The rig utilization rate for the current quarter was 69% compared to 80% in the same quarter a year earlier. Even though drilling revenue declined in the current quarter, the average daily drilling rate increased to $7,742 from $7,151 in the corresponding quarter of fiscal 1997.

   Oil and gas revenue for the quarter ended June 30, 1997 was $87,981 compared to $105,271 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to lower production of both oil and gas. In the current quarter, production was the equivalent of 4,051 barrels of oil while in the same quarter a year earlier production was the equivalent of 6,098 barrels of oil. In the current quarter, the average prices received by the Company were $25.25 per barrel of oil and $3.02 per mcf of gas. In the same quarter in fiscal 1997, the Company received $21.39 per barrel of oil and $2.31 per mcf of gas.

   Total operating costs and expenses for the quarter ended June 30, 1997 were $2,022,324, down $110,560, from operating costs and expenses of $2,132,884 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs decreased $203,571 in the quarter ended June 30, 1997. Although total contract

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


drilling costs decreased, average drilling costs per day in the current quarter were $6,177 compared to $6,155 in the same quarter a year earlier. Oil and gas costs and expenses were $48,919 in the quarter ended June 30, 1997 compared with $46,636 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $174,976 in the quarter ended June 30, 1997 from $147,478 in the quarter ended June 30, 1996. This increase was the result of increased depreciation expense due to the addition of equipment since June 30, 1996. General and administrative expenses increased to $198,550 in the current quarter from $135,320 in the same quarter a year earlier. This increase was primarily the result of increased payroll costs, including the accrual of a $44,000 bonus as a result of the closing of the preferred stock financing described above.

   Other income (expense) increased to $(42,020) in the current quarter from $(34,115) in the same quarter a year earlier, primarily due to increased interest expense.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
                None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        27.1 Financial Data Schedule

   (b)  Reports on Form 8-K.

        An 8-K was filed by the Company on July 10, 1997 reporting the acquisition by the Company of the assets of the San Patricio Corporation.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOUTH TEXAS DRILLING &
                                              EXPLORATION, INC.



                                            /s/ Robert R. Marmor
                                            --------------------------------
                                            Robert R. Marmor
                                            Chairman of the Board

Dated:  August 11, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                       Title                      Date
        ---------                       -----                      ----

/s/Robert R. Marmor               Chairman of the Board       August 11, 1997
----------------------------
Robert R. Marmor

/s/Wm. Stacy Locke                President and Chief         August 11, 1997
----------------------------      Executive Officer and
Wm. Stacy Locke                   Director

/s/Chris F. Parma                 Vice President and          August 11, 1997
----------------------------      Chief Financial Officer
Chris F. Parma

              INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
27.1         Financial Data Schedule