Form 10-Q
period 1997-09-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1997-11-05
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                       OR

( )  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the transition period from     N/A        to
                                                    --------------    ----------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

         TEXAS                                                 74-2088619
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

                                                                 Yes     No
                                                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                                  Outstanding at November 4, 1997
Common Stock, $.10 par value                                5,808,194

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1.
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidated Balance Sheets

                                                                                September 30,          March 31,
          ASSETS                                                                    1997                 1997
          ------                                                                    ----                 ----
Current Assets:
    Cash                                                                        $    593,043           407,755
    Receivables                                                                    1,938,912           642,677
    Contract drilling in progress                                                    965,141           593,162
    Prepaid expenses                                                                 207,752           162,213
                                                                                ------------       -----------
       Total current assets                                                        3,704,848         1,805,807
                                                                                ------------       -----------
    Property and equipment                                                        13,875,880        10,887,935
    Accumulated depreciation, depletion and amortization                           8,079,788         7,642,458
                                                                                ------------       -----------
    Net property and equipment                                                     5,796,092         3,245,477
                                                                                ------------       -----------
       Total assets                                                                9,500,940         5,051,284
                                                                                ============       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments, long-term debt                                             446,693           261,394
    Accounts payable                                                               2,261,120         1,146,982
    Prepaid drilling contracts                                                        99,000            99,000
    Accrued expenses                                                                 517,877           269,265
                                                                                ------------       -----------
       Total current liabilities                                                   3,324,690         1,776,641

Long-term debt                                                                     2,154,401         1,220,103
                                                                                ------------       -----------

Total liabilities                                                                  5,479,091         2,996,744
                                                                                ------------       -----------
Shareholders' equity:
    Preferred stock, noncumulative, $1.00 par value.  Authorized
       1,000,000 shares;  issued and outstanding no shares at
       September 30 and 235,000 shares at March 31, 1997                                  --           235,000
    Preferred stock, 8%, cumulative, convertible, $2.00 par value
       Authorized 400,000 shares; issued and outstanding 400,000 shares at
       September 30, and no shares at March 31, 1997                                 800,000                --
    Common stock, $.10 par value.  Authorized 15,000,000 shares;
       issued 6,147,961 at September 30 and 5,655,333 at March 31, 1997              614,796           565,533
    Additional paid-in capital                                                    16,344,906        15,914,169
    Retained earnings (deficit)                                                  (13,600,948)      (14,523,257)
                                                                                ------------       -----------
                                                                                   4,158,754         2,191,445
    Less Treasury stock, at cost, 339,767 shares                                     136,905           136,905
                                                                                ------------       -----------
       Total shareholders' equity                                                  4,021,849         2,054,540
                                                                                ------------       -----------
    Total Liabilities and shareholders equity                                   $  9,500,940         5,051,284
                                                                                ============       ===========

See accompanying notes to condensed consolidated financial statements

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                 Six Months Ended
                                                          September 30,                      September 30,
                                                      ---------------------             ---------------------
                                                      1997             1996             1997             1996
                                                      ----             ----             ----             ----
Revenues:
    Contract Drilling                             $ 5,821,886        1,910,806        7,827,026        4,005,938
    Oil and gas                                        82,035           93,922          170,016          199,193
    Management fees and other                          27,414           28,729           68,946           72,303
                                                  -----------       ----------       ----------       ----------
    Total operating revenues                        5,931,335        2,033,457        8,065,988        4,277,434
                                                  -----------       ----------       ----------       ----------

Costs and expenses:
    Contract drilling                               4,526,427        1,581,758        6,126,306        3,385,208
    Oil and gas                                        35,437           36,125           84,356           82,761
    Depreciation, depletion and amortization          262,878          156,253          437,854          303,731
    General and administrative                        202,844          141,013          401,394          276,333
                                                  -----------       ----------       ----------       ----------
    Total operating costs and expenses              5,027,586        1,915,149        7,049,910        4,048,033
                                                  -----------       ----------       ----------       ----------

Earnings (loss) from operations                       903,749          118,308        1,016,078          229,401
                                                  -----------       ----------       ----------       ----------

Other income (expense):
    Interest expense                                  (73,210)         (48,509)        (119,345)         (86,319)
    Interest income                                     7,489            2,393           12,328            6,088
    Gain on sale of assets                             13,972            6,862           13,248            6,862
                                                  -----------       ----------       ----------       ----------
    Total other income (expense)                      (51,749)         (39,254)         (93,769)         (73,369)
                                                  -----------       ----------       ----------       ----------

Earnings before income taxes                          852,000           79,054          922,309          156,032
Income taxes                                               --               --               --               --
                                                  -----------       ----------       ----------       ----------
Net earnings                                          852,000           79,054          922,309          156,032
Preferred stock dividend requirements                  13,333               --           29,333               --
                                                  -----------       ----------       ----------       ----------
Net earnings applicable to common
    stockholders                                  $   838,667           79,054          892,976          156,032
                                                  ===========       ==========       ==========       ==========
Primary earnings per common and
    common equivalent share                       $      0.12             0.01             0.13             0.03
                                                  ===========       ==========       ==========       ==========

Weighted average number of shares                   7,010,894        5,321,233        6,862,122        5,319,011
                                                  ===========       ==========       ==========       ==========

NOTE: At September 30, 1997, the Company has a remaining net operating loss carryforward of approximately $15,820,000 and investment tax credit carryforward of approximately $125,000.

See accompanying notes to condensed consolidated financial statements

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                  Six Months Ended
                                                                                   September 30,
                                                                              ------------------------
                                                                              1997                1996
                                                                              ----                ----
Cash flows from operating activities:
    Net earnings                                                           $   922,309          156,032
    Adjustments to reconcile net earnings to net cash provided (used)
       by operating activities:
       Depreciation, depletion, amortization                                   437,854          303,731
       Stock issued to directors and employees as compensation                  55,000               --
       Gain on sale of assets                                                  (13,248)          (6,862)
       Changes in current assets and liabilities:
          Accounts and notes receivable                                     (1,296,235)        (650,518)
          Contract drilling in progress                                       (371,979)          91,609
          Prepaid expenses                                                     (45,539)         (58,942)
          Accounts payable                                                   1,114,138           11,951
          Accrued expenses                                                     248,612            2,941
                                                                           -----------       ----------
Net cash provided (used) by operations                                       1,050,912         (150,058)
                                                                           -----------       ----------

Cash flows from financing activities:
    Payments of debt                                                          (275,270)      (1,036,308)
    Proceeds from notes payable                                                 10,500        1,593,349
    Purchase of treasury stock                                                      --           (7,000)
    Purchase of preferred stock                                                (75,000)              --
    Proceeds from issuance of preferred stock                                  765,000               --
                                                                           -----------       ----------
Net cash provided by financing activities                                      425,230          550,041
                                                                           -----------       ----------

Cash flows from investing activities:
    Purchase of property and equipment                                      (1,327,304)        (593,057)
    Proceeds from sale of equipment                                             36,449            7,982
                                                                           -----------       ----------
Net cash used in investing activities                                       (1,290,855)        (585,075)
                                                                           -----------       ----------

Net increase (decrease) in cash                                                185,287         (185,092)

Beginning cash and cash equivalents                                            407,755          325,568
                                                                           -----------       ----------

Ending cash and cash equivalents                                           $   593,042          140,476
                                                                           ===========       ==========

Supplementary Disclosure:
    Equipment purchased with debt                                          $ 1,384,368               --
    Equipment purchased with stock                                             300,000               --
    Accrued officer's compensation paid through the issuance of
       common stock                                                                 --           20,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1997 were $593,043 compared to $407,755 at March 31, 1997. The current ratio at September 30, 1997 was 1.1:1 compared to 1.0:1 at March 31, 1997. Working capital increased to $380,158 at September 30, 1997 from $29,166 at March 31, 1997. Accounts receivable increased to $1,938,912 at September 30, 1997 from $642,677 at March 31, 1997. Contract drilling in progress increased to $965,141 at September 30, 1997 from $593,162 at March 31, 1997.

     Since March 31, 1997, property and equipment costs increased by $2,987,945. Of this amount, $2,867,680 was spent on drilling equipment, $113,106 was spent on transportation equipment, $4,846 was spent on furniture and fixtures and $2,312 was spent on investment in oil and gas properties. The primary element in the increase in drilling equipment was the expenditure of $1,500,000 for the acquisition, described below, of equipment from San Patricio Corporation. In addition to the two drilling rigs purchased, the Company assumed San Patricio's lease of a third rig. Even though the purchase closed in June, 1997, the purchase agreement allowed San Patricio to complete jobs it was drilling at the time. Consequently, during the first quarter of fiscal 1998, only one of the rigs was placed in service by the Company. By July 8, 1997, the other two rigs were placed into service by the Company.

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

     Debt obligations in the form of notes payable, both short term and long term, increased by $1,119,597 from March 31, 1997 to September 30, 1997. The primary element of the increase was the purchase of drilling equipment from San Patricio Corporation which was described above. The purchase was accomplished with the use of $900,000 in third-party financing, $300,000 in seller financing and the issuance of $300,000 of the Company's common stock. The total third-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

party financing was $1,050,000. This note carries an interest rate of prime (8.5% at September 30, 1997) plus 2.25% and is due in June, 1999. The note provides for monthly payments of $12,500 (based on seven year amortization) plus interest. Concurrent with the issuance of this note, the third party lender also modified the terms of the loans closed in May, 1997. The interest rate on both the revolving loan and the term loan was reduced to prime plus 2.25% and the due date was extended to June, 1999. The $300,000 of seller financing is payable in monthly payments of $5,000 plus interest at 10%. This note is due in June, 2002.

     Accounts payable at September 30, 1997 were $2,261,120, an increase of $1,114,138 from $1,146,982 at March 31, 1997. Accrued expenses increased to $517,877 at September 30, 1997 from $269,265 at March 31, 1997. The primary reason for the increase in accounts payable was the additional work generated by the three rigs acquired in June, 1997.

     In April, 1997, the Company issued a new Series A 8% Convertible Preferred Stock. The issue consisted of 400,000 shares with a designated par value of $2.00 per share. Dividends on the stock are cumulative. This Preferred Stock is convertible into two shares of Common Stock for each share of Preferred Stock. In the event dividends are due but unpaid by the Company, the conversion price is reduced to one share of Common Stock for each $.50 of due but unpaid dividends on the Series A 8% Convertible Preferred Stock. The stock is redeemable at the Company's option at or following the third anniversary of the issuance of such stock provided, generally, that the price of the Company's Common Stock equals or exceeds $2.50 per share. The proceeds from the stock were used to reduce trade accounts payable, bank debt and to acquire drilling equipment. Prior to the issuance of this new Series A Preferred Stock, the Company redeemed its previously issued and outstanding Series A Preferred Stock consisting of 235,000 shares of stock with a stated par value of $1.00 per share. The outstanding shares were redeemed for a cash payment of $75,000.

Results of Operations

     Contract drilling revenue for the quarter ended September 30, 1997 was $5,821,886 compared to $1,910,806 in the same quarter a year earlier. This increase in drilling revenue was the result of an increase in drilling days, a higher percentage of jobs drilled under footage and turnkey contracts and increased day rates. In the current quarter, the Company had 520 drilling days compared to 268 drilling days in the same quarter in fiscal 1997. The reason for the increase in the number of drilling days in the current quarter was the utilization of seven rigs in the current quarter compared to four rigs in the same quarter in fiscal 1997. The rig utilization rate for the current quarter was 83% compared to 73% in the same quarter a year earlier. The rig utilization rate will not reach 100% because drilling days are defined as actual days drilled and do not include days for mobilization of the rig. The average daily drilling revenue increased to $11,194 from $7,130 in the corresponding quarter of fiscal 1997, which reflects both the change in the types of jobs drilled and increased day rates.

     Oil and gas revenue for the quarter ended September 30, 1997 was $82,035 compared to $93,922 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to lower production of both oil and gas and a lower average price for oil. In the current quarter, production was the equivalent of 4,920 barrels of oil while in the same quarter a year earlier production was the equivalent of 5,232 barrels of oil. In the current quarter, the average prices received by the Company were $18.51 per barrel of oil and $2.52 per mcf of gas. In the same quarter in fiscal 1997, the Company received $21.19 per barrel of oil and $2.52 per mcf of gas.

     Total operating costs and expenses for the quarter ended September 30, 1997 were $5,027,586, up $3,112,437, from operating costs and expenses of $1,915,149 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $2,944,669 in the quarter ended September 30, 1997. Average drilling costs per day in the current quarter were $8,705 compared to $5,902 in the same quarter a year earlier. Oil and gas costs and expenses were $35,437 in the quarter ended September 30, 1997 compared with $36,125 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $262,878 in the quarter ended September 30, 1997 from $156,253 in the quarter ended September 30, 1996. This increase was the result of increased depreciation expense due to the addition of equipment since September 30, 1996. General and administrative expenses increased to $202,844 in the current quarter from $141,013 in the same quarter a year earlier. This increase was primarily the result of increased payroll costs.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

     Other income (expense) increased to $(51,749) in the current quarter from $(39,254) in the same quarter a year earlier, primarily due to increased interest expense.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

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


                                  SOUTH TEXAS DRILLING & EXPLORATION, INC.



                                  /s/ Robert R. Marmor
                                  ---------------------------------------------
                                  Robert R. Marmor
                                  Chairman of the Board

Dated:  November 4, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                            Title                            Date
    ---------                            -----                            ----
/s/Robert R. Marmor               Chairman of the Board              November 4, 1997
-------------------------
Robert R. Marmor


/s/Wm. Stacy Locke                President and Chief                November 4, 1997
-------------------------         Executive Officer
Wm. Stacy Locke


/s/Chris F. Parma                 Chief Financial Officer            November 4, 1997
-------------------------
Chris F. Parma

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
27                 Financial Data Schedule.