Form 10-Q
period 1997-12-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1998-02-12
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997

                                       OR

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the transition period from    N/A       to
                                                    -------------   ------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                74-2088619
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

                                                                     Yes   No
                                                                        ---  ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               Class                            Outstanding at February 10, 1998
               -----                            --------------------------------
Common Stock, $.10 par value                               5,832,194

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Condensed Consolidated Balance Sheets

                                                                December 31,     March 31,
    ASSETS                                                          1997           1997
    ------                                                          ----           ----
Current Assets:
    Cash                                                       $    650,623         407,755
    Receivables                                                   2,744,350         642,677
    Contract drilling in progress                                 1,110,939         593,162
    Prepaid expenses                                                131,478         162,213
                                                               ------------    ------------
       Total current assets                                       4,637,390       1,805,807
                                                               ------------    ------------

Property and equipment                                           15,339,680      10,887,935
Accumulated depreciation, depletion and amortization              8,243,585       7,642,458
                                                               ------------    ------------
Net property and equipment                                        7,096,095       3,245,477
                                                               ------------    ------------
    Total assets                                                 11,733,485       5,051,284
                                                               ============    ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Short-term debt                                                  12,000             -
    Current installments, long-term debt                            671,409         261,394
    Accounts payable                                              2,745,067       1,146,982
    Prepaid drilling contracts                                      701,652          99,000
    Accrued expenses                                                502,768         269,265
                                                               ------------    ------------
       Total current liabilities                                  4,632,896       1,776,641

Long term debt                                                    2,938,740       1,220,103
                                                               ------------    ------------
    Total liabilities                                             7,571,636       2,996,744
                                                               ------------    ------------
Shareholders' equity:
    Preferred stock, noncumulative, $1.00 par value
       Authorized 1,000,000 shares; issued and out-
       standing no shares at December 31, and 235,000
       shares at March 31, 1997                                         -           235,000
    Preferred stock, 8%, cumulative, convertible,
       $2.00 redemption and liquidation value. Authorized
       400,000 shares; issued and outstanding 400,000 shares
        at December 31, and no shares at March 31, 1997             800,000             -
    Common stock, $0.10 par value
       Authorized 15,000,000 shares; issued and out-
       standing 6,171,961 at December 31 and
       5,655,333 at March 31, 1997                                  617,196         565,533
Additional paid-in capital                                       16,357,006      15,914,169
Retained earnings (deficit)                                     (13,475,448)    (14,523,257)
                                                               ------------    ------------
                                                                  4,298,754       2,191,445
Less Treasury stock, at cost, 339,767 shares                        136,905         136,905
                                                               ------------    ------------
Total shareholders' equity                                        4,161,849       2,054,540
                                                               ------------    ------------
Total Liabilities and shareholders equity                      $ 11,733,485       5,051,284
                                                               ============    ============


See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three Months Ended                    Nine Months Ended
                                                             December 31,                         December 31,
                                                       -----------------------               -----------------------
                                                       1997               1996               1997               1996
                                                       ----               ----               ----               ----
Revenues:
    Contract Drilling                              $ 5,475,953          1,911,088         13,302,979          5,917,026
    Oil and gas                                         84,759            109,098            254,775            308,291
    Management fees and other                           24,123             36,394             93,069            108,697
                                                   -----------        -----------        -----------        -----------
    Total operating revenues                         5,584,835          2,056,580         13,650,823          6,334,014

Costs and expenses:
    Contract drilling                                4,794,502          1,615,406         10,920,808          5,000,614
    Oil and gas                                         42,170             49,643            126,526            132,404
    Depreciation, depletion and amortization           310,513            160,481            748,367            464,212
    General and administrative                         204,809            132,404            606,203            408,737
    Doubtful accounts                                      -               25,250                -               25,250
                                                   -----------        -----------        -----------        -----------
    Total operating costs and expenses               5,351,994          1,983,184         12,401,904          6,031,217
                                                   -----------        -----------        -----------        -----------

Earnings from operations                               232,841             73,396          1,248,919            302,797
                                                   -----------        -----------        -----------        -----------

Other income (expense):
    Interest expense                                   (91,349)           (44,934)          (210,694)          (131,253)
    Interest income                                      6,007              5,149             18,335             11,237
    Gain on sale of assets                                 -                  -               13,248              6,862
                                                   -----------        -----------        -----------        -----------
    Total other income (expense)                       (85,342)           (39,785)          (179,111)          (113,154)
                                                   -----------        -----------        -----------        -----------

Earnings before income taxes                           147,499             33,611          1,069,808            189,643
Income taxes                                            22,000                -               22,000                -
                                                   -----------        -----------        -----------        -----------
Net earnings                                           125,499             33,611          1,047,808            189,643
Preferred stock dividend requirements                   16,000                -               45,333                -
                                                   -----------        -----------        -----------        -----------
Net earnings applicable to common
    stockholders                                       109,499             33,611          1,002,475            189,643
                                                   ===========        ===========        ===========        ===========

Earnings per common share-Basic                    $      0.02               0.01               0.18               0.04
                                                   ===========        ===========        ===========        ===========

Earnings per common share-Diluted                  $      0.02               0.01               0.14               0.03
                                                   ===========        ===========        ===========        ===========



NOTE: At December 31, 1997 the Company has a remaining net operating loss carryforward of approximately $14,750,000 and investment credit carryforward of approximately $125,000.


See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                      Nine Months Ended
                                                                         December 31,
                                                                   -----------------------
                                                                   1997               1996
                                                                   ----               ----
Cash flows from operating activities:
    Net earnings                                               $ 1,047,808            189,643
Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
    Depreciation, depletion, amortization                          748,367            464,212
    Provision for doubtful accounts                                    -               25,250
    Stock issued to directors as compensation                       55,000                -
    Gain on sale of assets                                         (13,248)            (6,862)
    Changes in current assets and liabilities:
       Accounts and note receivable                             (2,101,673)          (770,073)
       Contract drilling in progress                              (517,777)            22,619
       Prepaid expenses                                             30,735           (176,517)
       Accounts payable                                          1,598,086            246,748
       Prepaid drilling contracts                                  602,652             33,900
       Accrued expenses                                            233,503            (31,523)
                                                               -----------        -----------

Net cash provided (used) by operations                           1,683,453             (2,603)
                                                               -----------        -----------

Cash flows from financing activities:
    Payments of debt                                              (579,701)        (1,110,071)
    Proceeds from notes payable                                    171,236          1,603,724
    Purchase of treasury stock                                         -               (7,000)
    Purchase of preferred stock                                    (75,000)               -
    Proceeds from issuance of preferred stock                      765,000                -
    Proceeds from exercise of warrants and options                  14,500                375
                                                               -----------        -----------
Net cash provided by financing activities                          296,035            487,028
                                                               -----------        -----------

Cash flows from investing activities:
    Purchase of property and equipment                          (1,960,488)          (634,698)
    Proceeds from sale of equipment                                223,868              7,982
                                                               -----------        -----------

Net cash used by investing activities                           (1,736,620)          (626,716)
                                                               -----------        -----------

Net increase (decrease) in cash                                    242,868           (142,291)

Beginning cash and cash equivalents                                407,755            325,568
                                                               -----------        -----------

Ending cash and cash equivalents                               $   650,623            183,277
                                                               ===========        ===========

Equipment purchased with debt                                    2,549,118                -
Equipment purchased with stock                                     300,000                -
Officer's accrued compensation paid through the
    issuance of 53,333 shares of common stock                          -               20,000

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

4. At December 31, 1997, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $125,000 (expiring 1997 through 2007) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $14,750,000 (expiring 1998 through 2006) which are also available to reduce future Federal income taxes.

5. In February, 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 establishes standards for computing and presenting earnings per share (EPS). FAS 128 replaces primary EPS, as computed under APB No. 15, "Earnings per Share," with basic EPS and also requires dual presentation of basic EPS and diluted EPS on the income statement. FAS 128 is effective for financial statements ending after December 15, 1997 and requires restatement of all prior-period EPS data. The Company has implemented the new provisions of FAS 128 in the accompanying financial statements.

            The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by FAS 128:

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     Three Months Ended
                                                                                     December 31, 1997
                                                                                     -----------------
                                                                    Income                Shares
                                                                 (Numerator)           (Denominator)        Per-Share Amount
                                                                 -----------           -------------        ----------------
Net Earnings                                                     $    125,499
Less: Preferred stock dividends                                       (16,000)
                                                                 ------------

Basic EPS
Income available to common stockholders                               109,499             5,813,672                 $  0.02
                                                                                                                    =======

Effect of Dilutive Securities
Warrants                                                                                    128,008
Options                                                                                   1,173,910
Preferred stock                                                        16,000               800,000
                                                                -------------             ---------

Diluted EPS
Income available to common stockholders and
  assumed conversions                                           $     125,499             7,915,590                 $  0.02
                                                                =============             =========                 =======





                                                                                     Three Months Ended
                                                                                     December 31, 1996
                                                                                     -----------------
Net earnings                                                        $  33,611
                                                                    ---------

Basic EPS
Income available to common stockholders                                33,611             5,315,008                 $  0.01
                                                                                                                    =======

Effect of Dilutive Securities
Warrants                                                                                     97,638
Options                                                                                     401,272
                                                                    ---------             ---------
Diluted EPS
Income available to common stockholders and
  assumed conversions                                               $  33,611             5,813,918                 $  0.01
                                                                    =========             =========                 =======

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     Nine months Ended
                                                                                     December 31, 1997
                                                                                     -----------------
                                                                    Income                Shares
                                                                 (Numerator)           (Denominator)        Per Share Amount
                                                                 -----------           -------------        ----------------
Net earnings                                                      $ 1,047,808
Less: Preferred stock dividends                                       (45,333)
                                                                  -----------

Basic EPS
Income available to common stockholders                             1,002,475             5,676,024                 $  0.18
                                                                                                                    =======

Effect of Dilutive Securities
Warrants                                                                                    124,212
Options                                                                                   1,031,522
Preferred stock                                                        45,333               756,364
                                                                 ------------             ---------

Diluted EPS
Income available to common stockholders and
  assumed conversions                                            $  1,047,808             7,588,122                 $  0.14
                                                                 ============             =========                 =======



                                                                                     Nine months Ended
                                                                                     December 31, 1996
                                                                                     -----------------
Net earnings                                                       $  189,643
                                                                   ----------

Basic EPS
Income available to common stockholders                               189,643             5,311,947                 $  0.04
                                                                                                                    =======

Effect of Dilutive Securities
Warrants                                                                                     93,161
Options                                                                                     289,575
                                                                   ----------             ---------
Diluted EPS
Income available to common stockholders and
  assumed conversions                                              $  189,643             5,694,683                 $  0.03
                                                                   ==========             =========                 =======



          Subsequent to the end of the current quarter but prior to the issuance of these statements, the Company sold 184,615 shares of Series B 8% Convertible Preferred Stock, $1.00 par value, for $2,999,994. Dividends on the stock are cumulative. This preferred stock is convertible into 923,075 shares of the Company's common stock at a conversion price of $3.25 per share. The stock is redeemable at the Company's option at or following the first anniversary of the issuance of such stock provided, generally, that the price of the Company's common stock equals or exceeds $5.00 per share.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1997 were $650,623 compared to $407,755 at March 31, 1997. The current ratio at December 31, 1997 was 1:1 compared to 1:1 at March 31, 1997. Working capital decreased to $4,494 at December 31, 1997 from $29,166 at March 31, 1997. Accounts receivable increased to $2,744,350 at December 31, 1997 from $642,677 at March 31, 1997. Contract drilling in progress increased to $1,110,939 at December 31, 1997 from $593,162 at March 31, 1997.

     Since March 31, 1997, property and equipment costs increased by $4,451,745. Of this amount, $4,303,691 was spent on drilling equipment, $116,114 was spent on transportation equipment, $4,846 was spent on furniture and fixtures and $27,094 was spent on investment in oil and gas properties. The primary element in the increase in drilling equipment was the expenditure of $1,500,000 for the acquisition, described below, of equipment from San Patricio Corporation. In addition to the two drilling rigs purchased, the Company assumed San Patricio's lease of a third rig. In the current quarter, the Company also invested $1,075,000 in a land drilling rig which, after refurbishment, will be placed into service.

     In June, 1997, the Company completed the acquisition of the drilling operations of San Patricio Corporation. Assets acquired by the Company included two land drilling rigs, rig hauling trucks and trailers and miscellaneous drilling equipment. In addition, the Company assumed a lease of a third land drilling rig. As a result of the acquisition, the Company now operates seven land drilling rigs, primarily in central and south Texas. The transaction was accounted for as a purchase.

     Debt obligations in the form of notes payable, both short term and long term, increased by $2,140,652 from March 31, 1997 to December 31, 1997. The primary elements of the increase were the purchase of drilling equipment from San Patricio Corporation mentioned above and the purchase of the additional drilling rig. The purchase of San Patricio's assets was accomplished with the use of $900,000 in third-party financing, $300,000 in seller financing and the issuance of $300,000 of the Company's common stock. The total third-party financing was $1,050,000. This note carries an interest rate of prime (8.5% at December 31, 1997) plus 2.25% and is due in June, 1999. The note provides for monthly payments of $12,500 (based on seven year amortization) plus interest. Concurrent with the issuance of this note, the third party lender also modified the terms of the loans taken out in May, 1997. The interest rate on both the revolving loan and the term loan was reduced to prime plus 2.25% and the due date was extended to June, 1999. The $300,000 of seller financing is payable in monthly payments of $5,000 plus interest at 10%. This note is due in June, 2002. The purchase of the additional rig in October, 1997, was financed by a combination of a $600,000 note and cash from operations. The note carries an interest rate of prime plus 2.25% and is due in October, 1999. The note provides for monthly payments of $7,143 (based on seven year amortization) plus interest. Additionally, the Company obtained a $600,000 line of credit to fund capital expenditures. This note carries an interest rate of prime plus 2.25%. Amounts funded under this loan are payable in 36 equal monthly payments plus interest. At December 31, 1997, $482,000 was outstanding under this line of credit.

     Accounts payable at December 31, 1997 were $2,745,067, an increase of $1,598,085 from $1,146,982 at March 31, 1997. Accrued expenses increased to $502,768 at December 31, 1997 from $269,265 at March 31, 1997. The primary reason for the increase in accounts payable was the additional work generated by the rigs acquired in June, 1997.

     In April, 1997, the Company issued a new Series A 8% Convertible Preferred Stock. The issue consisted of 400,000 shares with a designated redemption and liquidation value of $2.00 per share. Dividends on the stock are cumulative. This preferred stock is convertible into two shares of common stock for each share of preferred stock and one share of common stock for each $.50 of due but unpaid dividends on the Series A 8% Convertible Preferred Stock. The stock is redeemable at the Company's option at or following the third anniversary of the issuance of such stock provided, generally, that the price of the Company's common stock equals or exceeds $2.50 per share. The proceeds from the stock were used to reduce trade

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

accounts payable, bank debt and to acquire drilling equipment. Prior to the issuance of this new Series A Preferred Stock, the Company redeemed its previously issued and outstanding Series A Preferred Stock consisting of 235,000 shares of stock with a stated par value of $1.00 per share. The outstanding shares were redeemed for a cash payment of $75,000.

     Subsequent to the end of the current quarter but prior to the issuance of these statements, the Company sold 184,615 shares of Series B 8% Convertible Preferred Stock, $1.00 par value, for $2,999,994. Dividends on the stock are cumulative. This preferred stock is convertible into 923,075 shares of the Company's common stock. The stock is redeemable at the Company's option at or following the first anniversary of the issuance of such stock provided, generally, that the price of the Company's common stock equals or exceeds $5.00 per share. The proceeds from the stock will be used for equipment purchases, debt reduction and working capital.

Results of Operations

     Contract drilling revenue for the quarter ended December 31, 1997 was $5,475,953 compared to $1,911,088 in the same quarter a year earlier. This increase in drilling revenue was the result of an increase in drilling days, a higher percentage of jobs drilled under footage and turnkey contracts in the current quarter and increased day rates. In the current quarter, the Company had 548 drilling days compared to 296 drilling days in the same quarter in fiscal 1997. The reason for the increase in the number of drilling days in the current quarter was the utilization of seven rigs in the current quarter compared to four rigs in the same quarter in fiscal 1997 and an increase in the rig utilization rate for the current quarter to 85% compared to 80% in the same quarter a year earlier. The rig utilization rate will not reach 100% because drilling days are defined as actual days drilled and do not include days for mobilization of the rig. The average daily drilling rate increased to $9,993 from $6,456 in the corresponding quarter of fiscal 1997, which reflects both the change in the types of jobs drilled and increased day rates.

     Oil and gas revenue for the quarter ended December 31, 1997 was $84,759 compared to $109,098 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to lower production of both oil and gas and a lower average price for oil and gas. In the current quarter, production was the equivalent of 4,682 barrels of oil while in the same quarter a year earlier production was the equivalent of 5,176 barrels of oil. In the current quarter, the average prices received by the Company were $18.78 per barrel of oil and $2.91 per mcf of gas compared to $23.97 per barrel of oil and $3.02 per mcf of gas in the same quarter a year earlier.

     Total operating costs and expenses for the quarter ended December 31, 1997 were $5,351,994, up $3,368,810 from operating costs and expenses of $1,983,184 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $3,179,096 in the quarter ended December 31, 1997. Average drilling costs per day in the current quarter were $8,749 compared to $5,457 in the same quarter a year earlier. The average daily drilling margin (daily drilling revenue less daily drilling costs), increased to $1,244 per day in the current quarter from $999 per day in the corresponding quarter a year earlier. This increase was accomplished despite the Company's loss of approximately $368,000 on a turnkey contract during the current quarter. Because of the problems with the well, the Company was required to re-drill the well for the operator and also incurred additional costs in attempting to correct the problems on the original job. Oil and gas costs and expenses were $42,170 in the quarter ended December 31, 1997 compared with $49,643 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $310,513 in the quarter ended December 31, 1997 from $160,481 in the quarter ended December 31, 1996. This increase was the result of increased depreciation expense due to the addition of equipment since December 31, 1996. General and administrative expenses increased to $204,809 in the current quarter from $132,404 in the same quarter a year earlier. This increase was primarily the result of increased payroll costs associated with the preferred stock issued in June ($44,000) and franchise taxes ($37,000). The payroll costs associated with the stock issue have been accrued but have not been paid at December 31, 1997.

     Other income and expense decreased to $(85,342) in the current quarter from $(39,785) in the same quarter a year earlier, primarily due to increased interest expense.

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

Dated:  February 10, 1998

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

        Signature                                  Title                                   Date
        ---------                                  -----                                   ----
/s/Robert R. Marmor                         Chairman of the Board                    February 10, 1998
---------------------------
Robert R. Marmor


/s/Wm Stacy Locke                           President and Chief                      February 10, 1998
---------------------------                 Executive Officer
Wm. Stacy Locke



/s/Chris F. Parma                           Vice President and Chief                 February 10, 1998
---------------------------                 Financial Officer
Chris F. Parma

                                 Exhibit Index

Exhibit
Number       Description
-------      -----------
  27         Financial Data Schedule