Form 10-Q/A
period 1997-12-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1998-03-11
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997 AMENDMENT NO. 1


                                       OR

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from    N/A    to
                               --------      --------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)


                TEXAS                                74-2088619
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


  ----------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

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

          SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                        PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets


   ASSETS
                                                                          December 31,             March 31,
                                                                              1997                    1997
                                                                              ----                    ----
Current Assets:
   Cash                                                                 $    650,623                  407,755
Receivables                                                                2,744,350                  642,677
   Contract drilling in progress                                           1,110,939                  593,162
   Prepaid expenses                                                           99,607                  162,213
                                                                        ------------              -----------
      Total current assets                                                 4,605,519                1,805,807
                                                                        ------------              -----------

Property and equipment                                                    15,339,680               10,887,935
Accumulated depreciation, depletion and amortization                       8,243,585                7,642,458
                                                                        ------------              -----------
Net property and equipment                                                 7,096,095                3,245,477
                                                                        ------------              -----------
   Total assets                                                           11,701,614                5,051,284
                                                                        ============              ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                            12,000                   -
   Current installments, long-term debt                                      671,409                  261,394
   Accounts payable                                                        2,822,863                1,146,982
   Prepaid drilling contracts                                                701,652                   99,000
   Accrued expenses                                                          502,768                  269,265
                                                                        ------------              -----------
      Total current liabilities                                            4,710,692                1,776,641

Long term debt                                                             2,938,740                1,220,103
                                                                        ------------              -----------
   Total liabilities                                                       7,649,432                2,996,744
                                                                        ------------              -----------
Shareholders' equity:
   Preferred stock, noncumulative, $1.00 par value.
      Authorized 1,000,000 shares; issued and out-
      standing no shares at December 31, and 235,000
      shares at March 31, 1997.                                                -                      235,000
   Preferred stock, 8%, cumulative, convertible,
      $2.00 redemption and liquidation value. Authorized
      400,000 shares; issued and outstanding 400,000 shares
       at December 31, and no shares at March 31, 1997.                      800,000                   -
   Common stock, $0.10 par value.
      Authorized 15,000,000 shares; issued and out-
      standing 6,171,961 at December 31 and
      5,655,333 at March 31, 1997.                                           617,196                  565,533
Additional paid-in capital                                                16,357,006               15,914,169
Retained earnings (deficit)                                              (13,585,115)             (14,523,257)
                                                                        ------------              -----------
                                                                           4,189,087                2,191,445
Less Treasury stock, at cost, 339,767 shares                                 136,905                  136,905
                                                                        ------------              -----------
Total shareholders' equity                                                 4,052,182                2,054,540
                                                                        ------------              -----------
Total Liabilities and shareholders equity                               $ 11,701,614                5,051,284
                                                                        ============              ===========


See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             Three Months Ended                       Nine Months Ended
                                                                December 31,                            December 31,
                                                       ------------------------------          ------------------------------
                                                          1997                 1996              1997                 1996
                                                          ----                 ----              ----                 ----
 Revenues:
    Contract Drilling                                  $5,475,953           1,911,088          13,302,979           5,917,026
    Oil and gas                                            84,759             109,098             254,775             308,291
    Management fees and other                              24,123              36,394              93,069             108,697
                                                       ----------           ---------          ----------           ---------
    Total operating revenues                            5,584,835           2,056,580          13,650,823           6,334,014


 Costs and expenses:
    Contract drilling                                   4,904,168           1,615,406          11,030,474           5,000,614
    Oil and gas                                            42,170              49,643             126,526             132,404
    Depreciation, depletion and amortization              310,513             160,481             748,367             464,212
    General and administrative                            204,809             132,404             606,203             408,737
    Doubtful accounts                                      -                   25,250              -                   25,250
                                                       ----------           ---------          ----------           ---------
    Total operating costs and expenses                  5,461,660           1,983,184          12,511,570           6,031,217
                                                       ----------           ---------          ----------           ---------


 Earnings from operations                                 123,175              73,396           1,139,253             302,797
                                                       ----------           ---------          ----------           ---------

 Other income (expense):
    Interest expense                                      (91,349)            (44,934)           (210,694)           (131,253)
    Interest income                                         6,007               5,149              18,335              11,237
    Gain on sale of assets                                 -                   -                   13,248               6,862
                                                       ----------           ---------          ----------           ---------
    Total other income (expense)                          (85,342)            (39,785)           (179,111)           (113,154)
                                                       ----------           ---------          ----------           ---------


 Earnings before income taxes                              37,833              33,611             960,142             189,643
 Income taxes                                              20,000              -                   20,000              -
                                                       ----------           ---------          ----------           ---------
 Net earnings                                              17,833              33,611             940,142             189,643
 Preferred stock dividend requirements                     16,000              -                   45,333              -
                                                       ----------           ---------          ----------           ---------
 Net earnings applicable to common
    stockholders                                            1,833              33,611             894,809             189,643
                                                       ==========           =========          ==========           =========

 Earnings per common share-Basic                       $     0.00                0.01                0.16                0.04
                                                       ==========           =========          ==========           =========


 Earnings per common share-Diluted                     $     0.00                0.01                0.12                0.03
                                                       ==========           =========          ==========           =========





NOTE: At December 31, 1997 the Company has a remaining net operating loss carryforward of approximately $14,860,000 and investment credit carryforward of approximately $125,000.


See accompanying notes to condensed consolidated financial statements

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                    Nine Months Ended
                                                                                        December 31,
                                                                              -----------------------------
                                                                                 1997               1996
                                                                              -----------        ----------
Cash flows from operating activities:
   Net earnings                                                               $   940,142           189,643
Adjustments to reconcile net earnings
   to net cash provided (used) by operating activities:
   Depreciation, depletion, amortization                                          748,367           464,212
   Provision for doubtful accounts                                                  -                25,250
   Stock issued to directors as compensation                                       55,000            -
   Gain on sale of assets                                                         (13,248)           (6,862)
   Changes in current assets and liabilities:
      Accounts and note receivable                                             (2,101,673)         (770,073)
      Contract drilling in progress                                              (517,777)           22,619
      Prepaid expenses                                                             62,605          (176,517)
      Accounts payable                                                          1,675,882           246,748
      Prepaid drilling contracts                                                  602,652            33,900
      Accrued expenses                                                            231,503           (31,523)
                                                                              -----------        ----------

Net cash provided (used) by operations                                          1,683,453            (2,603)
                                                                              -----------        ----------

Cash flows from financing activities:
   Payments of debt                                                              (579,701)       (1,110,071)
   Proceeds from notes payable                                                    171,236         1,603,724
   Purchase of treasury stock                                                      -                 (7,000)
   Purchase of preferred stock                                                    (75,000)            -
   Proceeds from issuance of preferred stock                                      765,000             -
   Proceeds from exercise of warrants and options                                  14,500               375
                                                                              -----------        ----------
Net cash provided by financing activities                                         296,035           487,028
                                                                              -----------        ----------

Cash flows from investing activities:
   Purchase of property and equipment                                          (1,960,488)         (634,698)
   Proceeds from sale of equipment                                                223,868             7,982
                                                                              -----------        ----------

Net cash used by investing activities                                          (1,736,620)         (626,716)
                                                                              -----------        ----------

Net increase (decrease) in cash                                                   242,868          (142,291)

Beginning cash and cash equivalents                                               407,755           325,568
                                                                              -----------        ----------

Ending cash and cash equivalents                                              $   650,623           183,277
                                                                              ===========        ==========

Equipment purchased with debt                                                   2,549,118            -
Equipment purchased with stock                                                    300,000            -
Officer's accrued compensation paid through the
   issuance of 53,333 shares of common stock                                        -                20,000


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


4. At December 31, 1997, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $125,000 (expiring 1997 through 2007) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $14,860,000 (expiring 1998 through 2006) which are also available to reduce future Federal income taxes.


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

          The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by FAS 128:

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Three Months Ended
                                                                            December 31, 1997
                                                                            -----------------
                                                                Income           Shares
                                                              (Numerator)     (Denominator)      Per-Share Amount
                                                              -----------     -------------      ----------------
 Net Earnings                                               $      17,833
 Less: Preferred stock dividends                                  (16,000)
                                                            -------------

 Basic EPS

 Income available to common stockholders                            1,833          5,813,672         $  0.00
                                                                                                     =======

 Effect of Dilutive Securities
 Warrants                                                                            128,008
 Options                                                                           1,173,910
 Preferred stock                                                   16,000            800,000
                                                            -------------         ----------

 Diluted EPS

 Income available to common stockholders and
    assumed conversions                                     $      17,833          7,915,590         $  0.00
                                                            =============         ==========         =======




                                                                           Three Months Ended
                                                                            December 31, 1996
                                                                            -----------------

 Net earnings                                               $      33,611
                                                            -------------


 Basic EPS
 Income available to common stockholders                           33,611          5,315,008         $  0.01
                                                                                                     =======

 Effect of Dilutive Securities
 Warrants                                                                             97,638
 Options                                                                             401,272
                                                            -------------         ----------

 Diluted EPS

 Income available to common stockholders and
    assumed conversions                                     $      33,611          5,813,918         $  0.01
                                                            =============         ==========         =======

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Nine months Ended
                                                                            December 31, 1997
                                                                            -----------------
                                                                Income           Shares
                                                              (Numerator)    (Denominator)      Per Share Amount
                                                              -----------    -------------      ----------------
 Net earnings                                                $    940,142
 Less: Preferred stock dividends                                  (45,333)
                                                             ------------


 Basic EPS
 Income available to common stockholders                          894,809          5,676,024          $  0.16
                                                                                                      =======

 Effect of Dilutive Securities
 Warrants                                                                            124,212
 Options                                                                           1,031,522
 Preferred stock                                                   45,333            756,364
                                                             ------------          ---------


 Diluted EPS
 Income available to common stockholders and
   assumed conversions                                       $    940,142          7,588,122          $  0.12
                                                             ============          =========          =======




                                                                            Nine Months Ended
                                                                            December 31, 1996
                                                                            -----------------
 Net earnings                                                $    189,643
                                                             ------------


 Basic EPS
 Income available to common stockholders                          189,643          5,311,947          $  0.04
                                                                                                      =======

 Effect of Dilutive Securities
 Warrants                                                                             93,161
 Options                                                                             289,575
                                                             ------------          ---------

 Diluted EPS
 Income available to common stockholders and
   assumed conversions                                       $    189,643          5,694,683          $  0.03
                                                             ============          =========          =======




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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources



    Cash and cash equivalents at December 31, 1997 were $650,623 compared to $407,755 at March 31, 1997. The current ratio at December 31, 1997 was .98:1 compared to 1:1 at March 31, 1997. Working capital decreased to $(105,173) at December 31, 1997 from $29,166 at March 31, 1997. Accounts receivable increased to $2,744,350 at December 31, 1997 from $642,677 at March 31, 1997.
Contract drilling in progress increased to $1,110,939 at December 31, 1997 from $593,162 at March 31, 1997.


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


    Accounts payable at December 31, 1997 were $2,822,863, an increase of $1,675,881 from $1,146,982 at March 31, 1997. Accrued expenses increased to $502,768 at December 31, 1997 from $269,265 at March 31, 1997. The primary reason for the increase in accounts payable was the additional work generated by the rigs acquired in June, 1997.


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


    Total operating costs and expenses for the quarter ended December 31, 1997 were $5,461,660, up $3,478,476 from operating costs and expenses of $1,983,184 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $3,288,762 in the quarter ended December 31, 1997. Average drilling costs per day in the current quarter were $8,949 compared to $5,457 in the same quarter a year earlier. The average daily drilling margin (daily drilling revenue less daily drilling costs), increased to $1,043 per day in the current quarter from $999 per day in the corresponding quarter a year earlier. This increase was accomplished despite the Company's loss of approximately $368,000 on a turnkey contract during the current quarter. Because of the problems with the well, the Company was required to re-drill the well for the operator and also incurred additional costs in attempting to correct the problems on the original job. Oil and gas costs and expenses were $42,170 in the quarter ended December 31, 1997 compared with $49,643 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $310,513 in the quarter ended December 31, 1997 from $160,481 in the quarter ended December 31, 1996. This increase was the result of increased depreciation expense due to the addition of equipment since December 31, 1996. General and administrative expenses increased to $204,809 in the current quarter from $132,404 in the same quarter a year earlier. This increase was primarily the result of increased payroll costs associated with the preferred stock issued in June ($44,000) and franchise taxes ($37,000).
The payroll costs associated with the stock issue have been accrued but have not been paid at December 31, 1997.


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


                                     SOUTH TEXAS DRILLING &
                                      EXPLORATION, INC.



                                     /s/ Robert R. Marmor
                                     ------------------------------------
                                     Robert R. Marmor
                                     Chairman of the Board

Dated: MARCH 9, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




       Signature                                 Title                           Date
       ---------                                 -----                           ----


/s/ Robert R. Marmor                      Chairman of the Board             MARCH 9, 1998
-------------------------------
Robert R. Marmor


/s/ Wm Stacy Locke                        President and Chief
-------------------------------           Executive Officer
Wm. Stacy Locke                                                             MARCH 9, 1998



/s/ Chris F. Parma                        Vice President and Chief          MARCH 9, 1998
--------------------------------          Financial Officer
Chris F. Parma


                                 EXHIBIT INDEX


EXHIBIT
 NO.                     DESCRIPTION
-------                  -----------
Exhibit 27               Financial Data Schedule