Form 10-K405
period 1998-03-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1998-06-26
CIK 320575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             (X)

   State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of bid and ask closing sales prices on June 5, 1998): $6,079,806

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 5, 1998.

         Class:  Common Stock                      Shares Outstanding: 5,832,197
         Par Value:  $0.10

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                     PART I

ITEM 1.           BUSINESS

    South Texas Drilling & Exploration, Inc. and its subsidiaries (the "Company") are engaged in the business of providing land contract drilling services for the oil and gas industry; oil and gas exploration and development activity for its own account; and operation of oil and gas wells for its own account and those of outside investors. The Company's main focus continues to be its land contract drilling services and in fiscal year 1998, the oil and gas operations contributed an immaterial amount towards the Company's gross revenue. The revenues; earnings (loss) from operations; identifiable assets; depreciation, depletion and amortization; and capital expenditures are reported for each of its business segments for the fiscal years ended March 31, 1997 and 1996 in note 5 ("Business Segments and Supplementary Earnings Information") of the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. Fiscal 1998 oil and gas operations are immaterial, and therefore separate disclosure of this information has been omitted.

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


                                CONTRACT DRILLING

    At the end of fiscal 1998, the Company owned seven land drilling rigs with approximate depth capabilities ranging from 6,000 feet to 12,000 feet. Of the seven rigs, six are operational. The seventh rig was purchased in October, 1997, and is scheduled to be refurbished during fiscal 1999. Of the remaining six rigs, four were operated during all of fiscal 1998. The other two were in operation from June, 1997, when they were purchased. Additionally, the Company operated a leased rig, Rig 10, from June 1997 to January 1998. The Company's rigs are presently operating in south Texas and along the Gulf Coast of Texas. All six of the rigs are currently in operation.

     On June 18, 1997, the Company closed on the purchase of the drilling operations of San Patricio Corporation, a drilling contractor based in Corpus Christi, Texas. Equipment purchased in this transaction included two land drilling rigs with depth capabilities ranging from 6,000' to 10,500' and a leased land drilling rig, Rig 10, with depth capability of 9,500'. The acquisition was accomplished with $900,000 of third-party financing, $300,000 of seller financing and $300,000 of the Company's Common Stock. The leased rig was returned to the lessor in February, 1998.

    On October 20, 1997, the Company purchased a Skytop-Brewster N-46 drilling rig. This rig, designated Rig 15, is stored in the Company's yard in Kenedy, Texas awaiting refurbishment. Once the rig is refurbished it will have a depth capability of approximately 14,000 feet.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Drilling Equipment

    A land drilling rig consists of engines, drawworks, mast, pumps to circulate the drilling mud, blowout preventors, drillstring and related equipment. The size and type of rig used depends upon well depth and site conditions, among other factors. A description of the type and capability of the land drilling rigs operated by the Company during fiscal 1998 is set forth in the following table:

                                                                     Approximate                  Aggregate
             Rig                                                        Depth                    Utilization
           Number                         Type                       Capability                  During 1998
           ------                         ----                       ----------                  -----------
              4                     Skytop - Brewster
                                          N-46                         11,500                        72%
              5                    Gardner-Denver 500H                 10,500                        82%
              6                     Skytop - Brewster
                                         DHI-4610                      10,500                        76%
              9                        Weiss W-45                       8,500                        71%
             10(1)                     IDECO H-44                       9,500                        88%
             11                     Skytop - Brewster
                                           N-46                        12,500                        85%
             14                     Skytop - Brewster
                                           N-46                        12,000                        65%

(1) Rig 10 was the leased rig which was returned to the lessor in February, 1998.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

    Drilling contracts are obtained either through competitive bidding or through direct negotiation. Contracts are usually entered into by the Company covering the drilling of one well and obligate the Company to advance certain costs and to assume certain expenses in connection with drilling operations. During the year ended March 31, 1998 the Company drilled 68 wells with 59% of contract drilling revenues attributable to daywork contracts, 10% to footage contracts, and 31% to turnkey contracts. During the year ended March 31, 1997 the Company drilled 46 wells with 72% of contract drilling revenues attributable to daywork contracts, 17% to footage contracts, and 11% to turnkey contracts.

    In several previous years uncertainty relating to oil and gas prices and the domestic gas surplus has led to significant reductions in drilling activity by oil and gas producing companies. Furthermore, the phased-in reduction of the highest marginal income tax rates applicable to individual investors has previously reduced commitments of capital to oil and gas drilling funds. Additionally, increased costs due to government regulation have resulted in the movement of much of the drilling activities to locations overseas. The aggregate impact of these diverse economic factors has resulted in significant reductions of oil company commitments to domestic oil and gas exploration and consequent slackening of overall demand for drilling rigs prior to fiscal 1997. Fiscal 1997, however, saw a reversal of the downward trend of prior years. The increased drilling activity continued through the third quarter of fiscal 1998, but it has weakened considerably since January, 1998 due primarily to a substantial decrease in oil prices.

    During the year ended March 31, 1998, the largest customer of the Company's drilling rigs was Michael Petroleum Corporation. This customer accounted for approximately 18% of contract drilling revenues of the Company during that period. Only one other customer, Samedan Oil Corporation with approximately 14%, accounted for more than 10% of the Company's contract drilling revenues for 1998.

    The Company actively markets its rigs and completed contracts for 37 customers in 1998 compared to 32 customers in 1997 and 27 customers in 1996.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

                      OIL AND GAS OPERATIONS AND PROPERTIES

    The Company's oil and gas operations consist of the ownership of certain oil and gas properties and the exploration, development and production of oil and gas. In June, 1992, the Company acquired operating interests in 17 producing wells. During fiscal 1994 and fiscal 1995 the Company drilled three additional wells. No wells have been added since fiscal 1995. In fiscal 1997, the Company sold its interest in one well. At the present time, the Company is in negotiations to purchase additional working interests in the wells it operates. Due to the Company's acquisitions of substantial amounts of drilling equipment in fiscal 1998, the Company's oil and gas operations no longer constitute a significant portion of the Company's operations. Accordingly, separate disclosure of fiscal 1998 oil and gas information has been omitted from this report. However, any information disclosed in years still being reported on in this report will continue to be disclosed.

Production Information

    The Company is involved in oil and gas exploration, development and production. Oil and gas production accounted for approximately 1.8% of the Company's total revenues in the fiscal year ended March 31, 1998 compared with 4.7% in the fiscal year ended March 31, 1997 and 5.1% in the fiscal year ended March 31, 1996.

                                                                            Years Ended March 31,
                                                                       -----------------------------
                                                                       1997                     1996
                                                                       ----                     ----
Oil Production (in Bbls)(1)                                            10,007                   12,260
Gas production (in Mcf)(1)                                             65,963                   89,802
Revenues from production(1)                                          $401,542                  380,110
Production (lifting) costs(2)                                        $177,318                  169,008
        Net Revenues                                                 $224,224                  211,102
Average sales price:
        Oil (per Bbl)                                                $     22                    17.70
        Gas (per Mcf)                                                $      3                     1.84
Average production cost per unit (in
        barrel equivalents)(3)                                       $      8                     6.21

(1) Oil and gas production is shown net of royalties attributable to the interests of others and is based upon production reports furnished to the Company by the operators.

(2) "Production (lifting) costs" are costs directly related to the extraction of oil or gas including production taxes, but do not include depreciation, or amortization of exploration and development costs.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                               PRINCIPAL CUSTOMERS

        During the fiscal year ended March 31, 1998, Michael Petroleum Corporation accounted for 18% of the Company's total drilling revenues. Only one other customer, Samedan Oil Corporation with approximately 14%, accounted for 10% or more of the Company's total drilling revenue. The loss of either of these customers could have a material adverse effect on the Company's business resulting from the time required to find other users of the Company's rigs. See "Contract Drilling - Contracts" in this Item I.

                                    EMPLOYEES

        Prior to the last quarter of fiscal 1997, the Company leased its personnel from a personnel leasing company. In December, 1996, the leasing contract was terminated and the Company became the employer of the personnel.

        At May 23, 1998, the Company had 161 full-time employees, of whom 135 were paid on an hourly basis and were engaged in operating the Company's drilling rigs or in other operations. Of the total employees, 13 were administrative employees and 13 were supervisory. None of the employees are represented by any union or collective bargaining group, and there is no history of strikes, slow downs, or other material labor disputes. Management believes that the Company's relations with its employees are satisfactory.

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

ITEM 3.        LEGAL PROCEEDINGS

        The Company is currently involved in a lawsuit styled National Energy Group, Inc. v. South Texas Drilling Company, cause No. 96-98, 357 Judicial District Court, Willacy County, Texas. This case arose out of a dispute with a drilling customer over a billing for work performed under a daywork drilling contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and replacement cost of the lost equipment. The customer has declined to pay the billed amount of $279,000 alleging negligence and seeking damages in excess of $460,000 plus attorney's fees. A jury trial in this case commenced in August, 1997. The jury found in favor of the company and a judgment was entered November 7, 1997, granting the Company $163,000 plus attorneys' fees of $70,000. The customer filed an appeal of the judgment and at fiscal year-end, the case was in the early stages of the appeal. On June 10, 1998, the Company received $213,000 from National Energy Group in settlement of the lawsuit. Per the terms of the settlement each of the parties agrees to release the other from all claims related to the lawsuit. The Company's accounts related to this matter will be adjusted in the period of resolution.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fiscal year covered by this report, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                     PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        The initial public offering of the Company's Common Stock occurred on February 4, 1981, and from that date until August 18, 1981, the Common Stock was traded in the over-the-counter market. From August 19, 1981 until February 10, 1986, the Company's Common Stock was listed on the American Stock Exchange
(AMEX) (Symbol: SDR). On February 10, 1986, trading of the Company's stock was discontinued on the AMEX as the Company no longer met the net worth requirement for listing on the AMEX. At the present time, the Company's Common Stock (Symbol: STXD) is not traded on a stock exchange. However, the Company's Common Stock is traded in the "pink sheets". Shareholders interested in trading the Company's Common Stock should contact their stockbroker or the Company for further information. In fiscal years prior to 1998, the Company's common stock was lightly traded. Therefore, the Company reported bid and ask prices rather than actual stock prices. In fiscal 1998, trading activity in the Company's common stock became more regular and the stocks' high/low prices are now more relevant. The following table sets forth for the period indicated quotations from a marketmaker for the Company's common stock. For fiscal 1998, the table presents the high and low stock price for each quarter. For fiscal 1997, the table presents, as in prior years, the bid and ask prices as of the end of each quarter.

                                                                             OVER-THE-COUNTER
                                                                         -------------------------
                         1998                                            Low                  High
                         ----                                            ---                  ----
                         First Quarter                                $0.4400                1.2500
                         Second Quarter                                1.0625                2.1875
                         Third Quarter                                 2.0625                3.7500
                         Fourth Quarter                                1.2500                2.5000

                         1997                                           Bid                    Ask
                         ----                                           ---                    ---
                         First Quarter                                $0.3125                0.6250
                         Second Quarter                                0.3750                0.7500
                         Third Quarter                                 0.4375                0.6250
                         Fourth Quarter                                0.4375                0.7500

        The above over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        As of June 5, 1998, there were approximately 1,000 registered stockholders of Common Stock of the Company.

        The Board of Directors has followed a policy of reinvesting the earnings of the Company in its business and of not distributing any part thereof as dividends to shareholders. The Board of Directors has no present intention to initiate the payment of cash dividends, and future dividends of the Company will depend upon the earnings, capital requirements and financial condition of the Company and other relevant factors. Additionally, the Company's debt facility includes a provision preventing the Company from issuing dividends except for dividends on the preferred stock issued in fiscal 1998.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 6.        SELECTED FINANCIAL DATA
               (In thousands, except per share amounts)

                                                                                      Years Ended
                                                                                       March 31,
                                                             -------------------------------------------------------------
                                                             1998          1997          1996           1995          1994
                                                             ----          ----          ----           ----          ----
Revenues                                                  $17,091         8,503         7,500          5,494         7,050
Earnings before taxes, depreciation,
        depletion and amortization and
        other income (expense)                              2,236         1,175           593            253         1,069
Earnings (loss) before income taxes                           894           597             3           (244)          723
Net earnings (loss) applicable to common
        stockholders                                          722           564             3           (244)          723
Earnings (loss) per common share-basic                       0.13          0.11             -          (0.05)         0.14
Earnings (loss) per common share-diluted                     0.11          0.10             -          (0.05)         0.13

Long-term debt, excluding
        current installments                                2,697         1,220           554             88            91
Shareholders' equity                                        6,816         2,054         1,477          1,541         1,744
Total assets                                               12,502         5,051         4,286          3,473         4,093
Capital expenditures                                        3,561           763           411            755           679

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity

        During the past fifteen years, drilling activity in the oil and gas industry has been volatile with periods of high activity and other periods of low activity. In fiscal 1996, drilling activity began to increase. This increased activity continued through the third quarter of fiscal 1998. During fiscal 1997, the utilization rate for the Company's rigs was 80 percent while operating four rigs. In fiscal 1998, the utilization rate decreased to 76 percent while operating up to seven rigs. The actual number of drilling days increased to 1,684 in fiscal 1998 from 1,175 in fiscal 1997. Drilling rates charged to customers on drilling contracts in fiscal 1998 showed some increase over those charged in fiscal 1997. This increase in drilling rates reflects the increased demand for drilling rigs during the period. At March 31, 1998, the Company's current ratio was 1.37 compared to 1.02 at March 31, 1997. Working capital at March 31, 1998 was $1,118,907 compared to $29,166 at March 31, 1997. This increase was due, in part, to the increased drilling activity and to the two preferred stock issues in fiscal 1998.

        In June, 1997, the Company financed its purchase of drilling and rig moving equipment from San Patricio Corporation with $1,050,000 in principal amount of debt. Incident to this financing the Company obtained more favorable terms for its debt facility secured by drilling and transportation equipment and its equipment yard. Under the new terms, the term loan carries an interest rate of prime plus 2.25% and the revolving loan an interest rate of prime plus 2.25%. The monthly payments on the new note are $12,500 plus interest. In October, 1997, further financing was secured to purchase additional drilling equipment. This loan was in the amount of $600,000 and carries an interest rate of prime plus 2.25%. The monthly payments, based on seven-year amortization, are $7,143 plus interest. Also in October, 1997, the Company secured a $600,000 capital expenditure line of credit for the purchase of additional drilling equipment. This line carries an interest rate of prime plus 2.25%. The Company has made two advances under this line. The monthly payments on these advances, in the amount of $519,466, are $14,430 plus interest. All these loans are due in June, 1999

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

and, per the loan agreement, shall be automatically renewed for successive periods of one year unless paid in full earlier or there is an Event of Default for which no waiver is obtained from the lender.

        In acquiring the drilling assets of San Patricio Corporation, the Company also secured $300,000 in seller financing. This loan carries an interest rate of 10% and is payable in monthly payments of $5,000 plus interest. The loan is due in June, 2002.

        In March, 1998, the Company purchased additional transportation equipment. The equipment was purchased through the use of $60,000 in cash and seller financing of $60,000. The debt is payable in monthly payments of $5,000 plus interest at 8%. The loan is due in April, 1999.

        The ratio of trade accounts receivable to total revenue decreased to 2.2% at the end of fiscal 1998 from 6.8% at the end of fiscal 1997. This decrease was the result of increased total revenue in fiscal 1998 and a decrease in outstanding accounts receivable at year end. The ratio of the Company's shareholders' equity in relation to outstanding debt (vendor and bank notes payable) improved in fiscal 1998. At March 31, 1997, the ratio of shareholders' equity to notes payable was 1 to .71. At March 31, 1998, the ratio was 1 to .50. The increase in shareholders' equity was primarily due to the Company's profitability and the issuance of preferred stock.

        The Company's liquidity was also affected by an uncollected account receivable of $279,000 from drilling operations in fiscal 1996. In this case, the Company drilled a well under a daywork contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and the replacement cost of the lost equipment. The customer filed a lawsuit alleging negligence, denying responsibility for the $279,000 billed by the Company, and seeking additional damages of $460,000 plus attorney's fees. Management, which believes the customer's claim to be without merit, filed a counter-suit seeking payment in full of the original invoice in the amount of $279,000. In fiscal 1996, an allowance for uncollectible accounts in the amount of $140,000 was established for this account. A jury trial in this case commenced in August, 1997. The jury found in favor of the Company and a judgment was entered in November, 1997 granting the Company $163,000 plus attorneys' fees of $70,000. The customer filed an appeal of the judgment and at fiscal year-end, the case was in the early stages of the appeal. On June 10, 1998, the Company received $213,000 from National Energy Group in settlement of the lawsuit. Per the terms of the settlement each of the parties agrees to release the other from all claims related to the lawsuit. The Company's accounts related to this matter will be adjusted in the period of resolution.

        Other significant factors affecting liquidity were problems on a turnkey contract and expenses incurred while rigs were stacked, primarily in the fourth quarter of fiscal 1998. The Company encountered problems with the drilling of a well on a turnkey contract and was required to re-drill the well for the operator. Because of the problems, the Company incurred additional costs in attempting to correct the problems and in re-drilling the well. The direct effect on working capital was a decrease of approximately $368,000. Liquidity also suffered due to the additional time spent on the well, thereby depriving the Company of potential drilling revenue from other contracts. During the month of February, 1998, rig utilization declined significantly due to inclement weather and to reduced rig demand. While rigs were stacked, the Company elected to retain the drilling crews and to repair and maintain the rigs in preparation for drilling activity in the future. In doing so, the Company incurred approximately $175,000 in costs which could have been deferred to a later period.

        In April, 1997, the Company issued a new Series A 8% Convertible Preferred Stock. The issue consisted of 400,000 shares with a redemption value of $800,000. Dividends payable in respect of Series A 8% convertible Preferred Stock shall accrue from day to day whether or not earned or declared and shall be cumulative. Accumulation of dividends on the Series A 8% Convertible Preferred Stock shall not bear interest. Dividends are payable annually. This Preferred Stock is convertible into 800,000 shares of Common Stock and one share of Common Stock for each $.50 of due but unpaid dividends on the Series A 8% Convertible Preferred Stock. The conversion rate is subject to adjustment on the third and seventh anniversary dates of issuance, depending on the trading value of the common stock. The stock is redeemable at the Company's option at or following the third anniversary of the issuance of such stock provided,

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

generally, that the price of the Company's common stock equals or exceeds $2.50 per share. The proceeds from the stock were used to reduce trade accounts payable, bank debt and to acquire drilling equipment. Prior to the issuance of this new Series A preferred stock, the Company redeemed its previously issued and outstanding Series A preferred stock consisting of 235,000 shares of stock with a stated par value of $1.00 per share. The outstanding shares were redeemed for a cash payment of $75,000.

        In January, 1998, the Company issued a new Series B 8% Convertible Preferred Stock. The issue consisted of 184,615 shares with a redemption value of $2,999,994. Dividends payable in respect of Series B 8% convertible Preferred Stock shall accrue from day to day whether or not earned or declared and shall be cumulative. Accumulation of dividends on the Series B 8% Convertible Preferred Stock shall not bear interest. Dividends are payable annually. This preferred stock is convertible into 923,075 shares of the Company's common stock and one share of common stock for each $1.62 of due but unpaid dividends. The conversion rate is subject to adjustment on its third and seventh anniversary dates of issuance depending on the trading value of the common stock. The stock is redeemable at the Company's option at or following the first anniversary of the issuance of such stock provided, generally, that the price of the Company's common stock equals or exceeds $5.00 per share. The proceeds from the stock have been and will be used for equipment purchases, debt reduction and working capital.

Changes in Financial Condition

        During fiscal 1998, the Company had a net increase in property and equipment of $6,080,000 before accumulated depreciation, depletion and amortization. This net increase was the product of a write off of $418,000 in fully depreciated drilling equipment and the expenditure of $6,498,000 for major repairs and the purchase of additional equipment. Of this amount, $6,154,000 was attributable to the purchase of drilling equipment, $280,000 to the purchase of transportation equipment, $59,000 to the purchase or acquisition of oil and gas properties or interests and $5,000 to the purchase of furniture and fixtures.

        At March 31, 1998, the current portion of long-term debt was $629,000. Of this amount, $1,000 was owed on oil and gas properties, $613,000 on drilling equipment and $15,000 on land and buildings and improvements. Trade accounts payable at March 31, 1998 were $1,650,000 compared to $1,147,000 at March 31, 1997. At March 31, 1998, long-term debt was $2,696,000. Of this amount, $203,000 was owed on land and buildings and equipment; and $2,493,000 on drilling equipment.

Results of Operations

        Rig utilization rates for the years ended March 31, 1998, 1997 and 1996 were 76%, 80% and 64%, respectively. In fiscal 1998, the Company completed 1,684 drilling days while in fiscal 1997, the Company completed 1,175 drilling days. This was a 43% increase in number of drilling days in 1998 when the Company operated up to seven rigs compared to fiscal 1997 when the Company operated four rigs. This increase reflects the increased demand during the period for drilling rigs and the increased efforts of the Company's staff to obtain contracts for the rigs.

        During fiscal 1998, the Company's drilling margin increased when compared to both fiscal 1997 and fiscal 1996. In fiscal 1998, the drilling margin was $2,689,711, while in fiscal 1997 and fiscal 1996 it was $1,366,798 and $912,230, respectively. The increase in fiscal 1998 over fiscal 1997 was principally the result of the 43% increase in the number of drilling days during fiscal 1998 and the increase in drilling rates charged on contracts. When compared to drilling revenue, the drilling margin was 16%, 17% and 13% in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Two significant factors had a negative impact on the drilling margin in fiscal 1998. The first was problems with a turnkey contract. Because of problems with the well, the company was required to re-drill the well for the operator and also incurred additional costs in attempting to correct the problems on the original job. This resulted in a loss of approximately $368,000. The second factor affecting the drilling margin in fiscal 1998 was the significantly reduced rig utilization during the month of February, 1998. The reduced utilization was caused by inclement weather and by reduced rig

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

demand. The Company decided to use the idle time to perform repair and maintenance activities on the stacked rigs in preparation for drilling activity in the future. These costs approximated $175,000.

        The Company markets its rigs to a number of customers. In fiscal 1998, the Company drilled for 37 different customers. In fiscal 1997, the Company drilled for 32 different customers. Of the 37 customers in fiscal 1998, 26 were customers the Company had not drilled for in fiscal 1997. These 26 customers accounted for over 47% of the Company's drilling revenue in fiscal 1998. In fiscal 1996, three customers accounted for 34% of total drilling revenue. In fiscal 1997, three customers accounted for 24% of total drilling revenue. In fiscal 1998, two customers accounted for 32% of total drilling revenue. Of these two customers, none was included in the top three customers of fiscal 1997. The loss of any of these customers could have a material adverse effect on the Company's business resulting from the time required to find other users of the rig concerned.

        Oil and gas revenue for fiscal 1998 decreased by $90,912 from fiscal 1997. The decrease was primarily due to a 15% decrease in the average price per barrel of oil, a 3% decrease in the average price per MCF of gas, a 12% decrease in oil production and a 17% decrease in gas production. In fiscal 1998, the Company's average production cost per unit in barrel equivalents increased 16% from fiscal 1997. This compares with a 36% increase in the average production cost for 1997 compared to 1996.

        Depreciation, depletion and amortization expense in fiscal 1998 increased to $1,114,866 from $623,614 in fiscal 1997. Depreciation expense increased to $988,210 in fiscal 1998 from $475,135 in fiscal 1997. This increase was the result of equipment purchased in late fiscal 1997 and fiscal 1998. Depletion expense decreased to $126,656 in fiscal 1998 compared to $148,479 in fiscal 1997. Production decreased to 17,915 barrel equivalents in fiscal 1998 from 21,001 barrel equivalents in fiscal 1997. In fiscal 1997 and fiscal 1998, the Company was not subject to the ceiling test limitation as it applies to oil and gas properties. Under such a test, the depleted carrying value of the Company's oil and gas properties is compared to the net present worth of estimated future oil and gas revenues based on period end prices, discounted at 10%. If the depleted carrying value exceeds the discounted net present worth of estimated future oil and gas revenues, the carrying value must be written down. Conversely, if the discounted net present value exceeds the carrying value of the properties, no adjustment is made to the carrying value, even if there had been a write-off in prior years.

        General and administrative expenses increased from $549,656 in fiscal 1997 to $712,485 in fiscal 1998. The primary components of the change in general administrative expenses were increases in payroll costs, consulting fees and insurance.

        Earnings from operations increased to $1,121,336 in fiscal 1998 from $551,333 in fiscal 1997. Of the $1,121,336, $1,018,439 was contributed by drilling operations and $102,897 by oil and gas operations.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

Accounting Matters

        In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will not materially impact the manner of presentation of its financial statements as currently and previously reported.

        In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that the reporting requirements regarding segments of an enterprise will not materially impact the manner of presentation of its financial statements.

Year 2000

        In fiscal 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company does not expect to incur any material expenses relating to year 2000 compliance.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report


The Board of Directors
South Texas Drilling & Exploration, Inc.:

        We have audited the consolidated balance sheets of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (Schedule II) for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                               KPMG Peat Marwick LLP




San Antonio, Texas
June 16, 1998

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


Assets
------
                                                                                                March 31,
                                                                                     -------------------------------
                                                                                         1998                 1997
                                                                                     -----------           ---------
Current assets:
    Cash and cash equivalents                                                        $ 2,586,710             407,755
    Receivables:
       Trade, net of allowance for
         doubtful accounts of $140,000 in
         1998 and 1997                                                                   372,731             577,228
       Contract drilling in progress                                                     965,677             593,162
       Employees and officers                                                             68,191              65,449
    Prepaid expenses                                                                     114,020             162,213
                                                                                     -----------           ---------
       Total current assets                                                            4,107,329           1,805,807
                                                                                     -----------           ---------

Property and equipment, at cost:
    Drilling rigs and equipment                                                       13,784,597           8,048,115
    Oil and gas properties, based on full cost
       accounting method                                                               1,808,832           1,749,809
    Transportation, office, land and other                                             1,374,762           1,090,011
                                                                                     -----------           ---------
                                                                                      16,968,191          10,887,935

    Less accumulated depreciation, depletion and
       amortization                                                                    8,573,771           7,642,458
                                                                                     -----------           ---------
       Net property and equipment                                                      8,394,420           3,245,477
                                                                                     -----------           ---------

                                                                                     $12,501,749           5,051,284
                                                                                     ===========          ==========




See accompanying notes to consolidated financial statements.
                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Liabilities and Shareholders' Equity
------------------------------------
                                                                                                       March 31,
                                                                                            ------------------------------
                                                                                                1998              1997
                                                                                            ------------      ------------
Current liabilities:
    Note payable                                                                            $     60,000                --
    Current installments of long-term
       debt                                                                                      628,816           240,756
    Note payable to employee                                                                      17,198            20,638
    Accounts payable                                                                           1,649,958         1,146,982
    Accrued expenses:
       Payroll and payroll taxes                                                                 279,416           174,772
       Dividends payable                                                                         108,566                --
       Other                                                                                     244,468           193,493
                                                                                            ------------      ------------
         Total current liabilities                                                             2,988,422         1,776,641
Note payable to employee, interest at 7%                                                              --            17,198
Long-term debt, less current installments
    and note payable to employee                                                               2,696,919         1,202,905
                                                                                            ------------      ------------
         Total liabilities                                                                     5,685,341         2,996,744
                                                                                            ------------      ------------
Shareholders' equity:
    Preferred stock, Series A,
       noncumulative dividend at 8% of
       liquidation preference value, $1.00
       par value. Authorized 1,000,000
       shares; issued and outstanding no shares
       at March 31, 1998 and 235,000 shares
       at March 31, 1997. Liquidation
       preference value of $4.26 per share
       ($1,000,000); redeemable at the
       Company's option at $1.00 per share
       Redeemed in 1998                                                                               --           235,000
    Preferred stock, Series A, 8%, cumulative,
       convertible, $2.00 redemption and liquidation
       value.  Authorized 400,000 shares; issued
       and outstanding 400,000 shares at  March 31,
       1998 and no shares at March 31, 1997                                                      800,000                --
    Preferred stock, Series B, 8%, cumulative,
       convertible, $16.25 redemption and liquidation
       value.  Authorized 184,615 shares; issued and
       outstanding 184,615 shares at March 31, 1998
       and no shares at March 31, 1997                                                         2,999,994                --
    Common stock, $.10 par value
       Authorized 15,000,000 shares; issued
       and outstanding 6,171,964 shares at
       March 31, 1998 and 5,655,333 shares
       at March 31, 1997                                                                         617,196           565,533
    Additional paid-in capital                                                                16,337,006        15,914,169
    Accumulated deficit                                                                      (13,800,883)      (14,523,257)
                                                                                            ------------      ------------
                                                                                               6,953,313         2,191,445
Less treasury stock, 339,767 shares at March 31,
    1998 and March 31, 1997, at cost                                                            (136,905)         (136,905)
                                                                                            ------------      ------------
         Total shareholders' equity                                                            6,816,408         2,054,540
                                                                                            ------------      ------------
                                                                                            $ 12,501,749         5,051,284
                                                                                            ============      ============

See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years Ended March 31,
                                                   ------------------------------------------------
                                                       1998              1997              1996
                                                   ------------      ------------      ------------
Revenues:
    Contract drilling                              $ 16,655,642         7,968,191         6,989,972
    Oil and gas                                         310,630           401,542           380,110
    Administrative overhead and other                   124,329           133,581           129,572
                                                   ------------      ------------      ------------
       Total operating revenues                      17,090,601         8,503,314         7,499,654
                                                   ------------      ------------      ------------

Costs and expenses:
    Contract drilling                                13,965,931         6,601,393         6,077,742
    Oil and gas                                         175,983           177,318           169,008
    Depreciation, depletion and
       amortization                                   1,114,866           623,614           576,894
    General and administrative                          712,485           549,656           520,402
    Doubtful accounts                                        --                --           140,000
                                                   ------------      ------------      ------------
       Total operating costs and
         expenses                                    15,969,265         7,951,981         7,484,046
                                                   ------------      ------------      ------------
         Earnings  from operations                    1,121,336           551,333            15,608
                                                   ------------      ------------      ------------

Other income (expense):
    Interest expense                                   (306,279)         (176,801)         (108,121)
    Interest income                                      50,676            15,295             5,443
    Gain on sale of assets                               27,895             6,862           273,251
    Provision for litigation settlement                      --           200,000          (200,000)
    Minority interest in operation
       of partnership                                        --                --            16,591
                                                   ------------      ------------      ------------
       Total other income (expense)                    (227,708)           45,356           (12,836)
                                                   ------------      ------------      ------------

         Earnings before income taxes                   893,628           596,689             2,772
Income taxes                                             62,688            33,000                --
                                                   ------------      ------------      ------------
            Net earnings                                830,940           563,689             2,772
Preferred stock dividend requirement                    108,566                --                --
                                                   ------------      ------------      ------------
Net earnings applicable to common stockholders     $    722,374           563,689             2,772
                                                   ============      ============      ============




Earnings per common share-Basic                    $       0.13              0.11                --
                                                   ============      ============      ============

Earnings per common share - Diluted                $       0.11              0.10                --
                                                   ============      ============      ============

Weighted average number of shares
    outstanding-Basic                                 5,714,535         5,306,158         5,178,424
                                                   ============      ============      ============

Weighted average number of shares
     outstanding-Diluted                              7,793,207         5,724,440         5,279,576
                                                   ============      ============      ============


See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Shares                               Amount           Additional
                                  ---------------------------     ---------------------------       Paid-in
                                    Common         Preferred        Common         Preferred        Capital
                                  -----------     -----------     -----------     -----------     -----------
Balance at March 31, 1995           5,408,000         235,000     $   540,800         235,000      15,854,757
Issuance of common stock
    for bonus to employee              50,000              --           5,000              --           6,500
Issuance of common stock
    for fees to directors               8,000              --             800              --           1,040
Issuance of common stock
    for exercise of warrant            35,000              --           3,500              --           6,300
Issuance of common stock
    for exercise of option            100,000              --          10,000              --          30,630
Acquisition of 319,767 shares
    of common stock in
    exchange for equipment                 --              --              --              --              --
Net earnings                               --              --              --              --              --
                                  -----------     -----------     -----------     -----------     -----------
Balance at March 31, 1996           5,601,000         235,000         560,100         235,000      15,899,227
Acquisition of 20,000 shares               --              --              --              --              --
Issuance of common stock
    as compensation                    53,333              --           5,333              --          14,667
Issuance of common stock
    for exercise of option              1,000              --             100              --             275
Net earnings                               --              --              --              --              --
                                  -----------     -----------     -----------     -----------     -----------
Balance as of March 31, 1997        5,655,333         235,000     $   565,533         235,000      15,914,169

                                                                        Total
                                  Accumulated        Treasury       Shareholders'
                                    Deficit           Stock             Equity
                                  -----------      -----------      -------------
Balance at March 31, 1995         (15,089,718)              --        1,540,839
Issuance of common stock
    for bonus to employee                  --               --           11,500
Issuance of common stock
    for fees to directors                  --               --            1,840
Issuance of common stock
    for exercise of warrant                --               --            9,800
Issuance of common stock
    for exercise of option                 --               --           40,630
Acquisition of 319,767 shares
    of common stock in
    exchange for equipment                 --         (129,905)        (129,905)
Net earnings                            2,772               --            2,772
                                  -----------      -----------      -----------
Balance at March 31, 1996         (15,086,946)        (129,905)       1,477,476
Acquisition of 20,000 shares               --           (7,000)          (7,000)
Issuance of common stock
    as compensation                        --               --           20,000
Issuance of common stock
    for exercise of option                 --               --              375
Net earnings                          563,689               --          563,689
                                  -----------      -----------      -----------
Balance as of March 31, 1997      (14,523,257)        (136,905)       2,054,540



          See accompanying notes to consolidated financial statements
                                                                     (Continued)
                                      -18-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                            Shares                           Amount                Additional
                                 ----------------------------      ---------------------------       Paid-in
                                   Common          Preferred         Common         Preferred        Capital
                                 -----------      -----------      -----------     -----------     -----------
Balance as of March 31, 1997       5,655,333          235,000      $   565,533         235,000      15,914,169
Issuance of common stock
    as compensation                   92,631               --            9,263              --          45,737
Issuance of common stock
    for equipment                    400,000               --           40,000              --         260,000
Purchase of preferred stock               --         (235,000)              --        (235,000)        160,000
Issuance of new series A
    preferred stock                       --          400,000               --         800,000              --
Issuance of series B
    preferred stock                       --          184,615               --       2,999,994              --
Fee paid on preferred stock
    transaction                           --               --               --              --         (55,000)
Issuance of common stock
    for exercise of options           24,000               --            2,400              --          12,100
Net earnings                              --               --               --              --              --
Preferred stock dividend                  --               --               --              --              --
                                 -----------      -----------      -----------     -----------     -----------
Balance as of March 31, 1998       6,171,964          584,615      $   617,196       3,799,994      16,337,006
                                 ===========      ===========      ===========     ===========     ===========

                                                                       Total
                                 Accumulated        Treasury       Shareholders'
                                   Deficit           Stock             Equity
                                 -----------      -----------      -------------
Balance as of March 31, 1997     (14,523,257)        (136,905)       2,054,540
Issuance of common stock
    as compensation                       --               --           55,000
Issuance of common stock
    for equipment                         --               --          300,000
Purchase of preferred stock               --               --          (75,000)
Issuance of new series A
    preferred stock                       --               --          800,000
Issuance of series B
    preferred stock                       --               --        2,999,994
Fee paid on preferred stock
    transaction                           --               --          (55,000)
Issuance of common stock
    for exercise of options               --               --           14,500
Net earnings                         830,940               --          830,940
Preferred stock dividend            (108,566)              --         (108,566)
                                 -----------      -----------      -----------
Balance as of March 31, 1998     (13,800,883)        (136,905)       6,816,408
                                 ===========      ===========      ===========


See accompanying notes to consolidated financial statements

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years Ended March 31,
                                              ---------------------------------------------
                                                  1998             1997            1996
                                              -----------      -----------      -----------
Cash flows from operating activities:
    Net earnings                              $   830,940          563,689            2,772
    Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
       Depreciation, depletion and
         amortization                           1,114,866          623,614          576,894
       Provision for doubtful accounts                 --               --          140,000
       Provision for litigation                        --         (200,000)         200,000
       Stock issued to directors and
         employees                                  4,583               --           13,340
       Gain on sale of assets                     (27,895)          (6,862)        (273,251)
       Minority interest in operations of
         partnership                                   --               --          (16,591)
       Changes in current assets and
       liabilities:
         Receivables                             (170,760)        (342,589)        (311,150)
         Prepaid expenses                          48,193         (114,197)          11,990
         Accounts payable                         502,976         (108,523)         491,914
         Accrued expenses                         206,036           36,928          132,997
                                              -----------      -----------      -----------

            Net cash provided by
               operating activities           $ 2,508,939          452,060          968,915
                                              -----------      -----------      -----------


See accompanying notes to consolidated financial statements
                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                                         Years Ended March 31,
                                                              ---------------------------------------------
                                                                  1998             1997             1996
                                                              -----------      -----------      -----------
Cash flows from financing activities:
    Proceeds from notes payable                               $   171,236        1,603,724        1,425,707
    Purchase of preferred stock                                   (75,000)              --               --
    Purchase of treasury stock                                         --           (7,000)              --
    Proceeds from preferred stock                               3,744,994               --               --
    Proceeds from exercise of warrants                                 --               --            9,800
    Proceeds from exercise of options                              14,500              375           37,500
    Payments of debt                                             (888,257)      (1,213,559)      (2,078,094)
                                                              -----------      -----------      -----------
       Net cash provided (used) in financing activities         2,967,473          383,540         (605,087)
                                                              -----------      -----------      -----------

Cash flows from investing activities:
    Purchase of property and equipment                         (3,561,035)        (762,946)        (410,757)
    Proceeds from sale of property and
       equipment                                                  263,578            9,533          150,681
                                                              -----------      -----------      -----------

       Net cash (used) in investing activities                 (3,297,457)        (753,413)        (260,076)
                                                              -----------      -----------      -----------

Net increase in cash and cash
    equivalents                                                 2,178,955           82,187          103,752

Beginning cash and cash equivalents                               407,755          325,568          221,816
                                                              -----------      -----------      -----------

Ending cash and cash equivalents                              $ 2,586,710          407,755          325,568
                                                              ===========      ===========      ===========


Supplementary disclosure:
    Interest paid                                             $   307,257          187,441          101,289
    Notes payable issued for equipment and
       oil and gas properties                                   1,438,458          116,075          809,266
    Treasury stock received for drilling equipment                     --               --          129,905
    Common stock issued for accrued compensation                   55,000           20,000               --
    Reimbursement receivable for prior litigation payment              --           90,000               --
    Common stock issued for San Patricio Corporation
       acquisition                                                300,000               --               --
    Notes payable issued for San Patricio Corporation
       acquisition                                              1,200,000               --               --



See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)    Organization and Summary of Significant Accounting Policies

         Business and Principles of Consolidation

               The Company provides land contract drilling services for the oil and gas industry, primarily in southern Texas, and engages in oil and gas exploration and development activity for its own account. The Company's main focus is considered to be its land contract drilling services. The oil and gas operations contributed an immaterial amount towards the Company's gross revenues in fiscal 1998 and constitute an insignificant amount of its total assets, therefore, disclosure of fiscal 1998 oil and gas information has been omitted. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its limited partnership interest through December, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Earnings (Loss) Per Common Share

               In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which establishes standards for computing and presenting earnings per share. This Standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. In addition, this standard requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. This Statement requires restatement of all prior period EPS data presented. All prior-period earnings per share data presented

                                                                     (Continued)
                                      -22-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         in the accompanying consolidated financial statements has been restated to conform to the requirements of SFAS No. 128.

               The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS comparisons as required by FAS 128:

                                                                Year Ended
                                                              March 31, 1998
                                                  --------------------------------------
                                                               Weighted Avg.
                                                    Income         Shares      Per-share
                                                  (Numerator)  (Denominator)    Amount
                                                  -----------  -------------   ---------
Net Earnings                                      $  830,940
Less: Preferred stock dividends                      108,566
                                                  ----------
Income available to common stockholders-basic        722,374     5,714,535     $    0.13
                                                                               =========
Effect of dilutive securities
Warrants                                                           123,306
Options                                                          1,008,686
Preferred stock                                      108,566       946,680
                                                  ----------     ---------

Income available to common stockholders
       and assumed conversions-diluted            $  830,940     7,793,207     $    0.11
                                                  ==========     =========     =========

                                                                Year Ended
                                                              March 31, 1997
                                                  --------------------------------------
                                                               Weighted Avg.
                                                    Income         Shares      Per-share
                                                  (Numerator)  (Denominator)    Amount
                                                  -----------  -------------   ---------
Net earnings                                      $ 563,689

Income available to common stockholders-basic       563,689     5,306,158       $   0.11
                                                                                ========
Effect of dilutive securities
Warrants                                                           95,059
Options                                                  --       323,223
                                                  ---------      ---------

Income available to common stockholders
       and assumed conversions-diluted            $ 563,689     5,724,440       $   0.10
                                                  =========     =========       ========




                                                                     (Continued)
                                      -23-

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                                         Year Ended
                                                                                        March 31, 1996
                                                                       ----------------------------------------------
                                                                                         Weighted Avg.
                                                                         Income             Shares          Per-share
                                                                       (Numerator)       (Denominator)        Amount
                                                                       -----------       -------------      ---------
Net Earnings                                                             $   2,772
                                                                       -----------
Income available to common stockholders-basic                                2,772           5,178,424        $    --
                                                                                                            =========
Effect of dilutive securities
Warrants                                                                                        81,885
Options                                                                         --              19,267
                                                                       -----------         ------------

Income available to common stockholders
       and assumed conversions-diluted                                   $   2,772            5,279,576       $    --
                                                                       ===========         ============     =========


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

                                                                    (Continued)
                                    -24-

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

               Long -lived assets and intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the asset may not be recovered.

         Cash Equivalents

               For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 1998 and 1997, cash includes a restricted account in the amount of $106,275 and $102,629, respectively.

         New Accounting Pronouncements

         Comprehensive Income

               In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will not materially impact the manner of presentation of its financial statements as currently and previously reported.

         Segment Reporting

               In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that the reporting requirements regarding segments of an enterprise will not materially impact the manner of presentation of its financial statements.




                                                                     (Continued)
                                      -25-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)    Notes Payable and Long-term Debt

               Notes payable and long-term debt of the Company are described below:


                                                                                                     March 31,
                                                                                            --------------------------
                                                                                              1998               1997
                                                                                            --------            ------
         Note payable to employee for unpaid compensation,
         due in monthly payments of $1,720 plus interest at
         7.0%, due in January, 1999.                                                        $ 17,198            37,836

         Note payable to seller, secured by transportation
         equipment, due in monthly payments of $5,000 plus
         interest at 8%, due in April, 1999                                                   60,000                --

         Note payable, secured by a vehicle, due in monthly
         payments of $380 including interest at 10.9%, due
         in January, 2000.  Paid in 1998.                                                         --            11,047

         Note payable, secured by a vehicle, due in monthly
         payments of $426 including interest at 12.35%,
         due in June, 1999.  Paid in 1998                                                         --             9,676

         Note payable, secured by a vehicle, due in monthly
         payments of $498 including interest at 9.7%, due
         in June, 1998.  Paid in 1998.                                                            --             6,566

         Note payable, secured by a vehicle, due in monthly
         payments of $393 including interest at 9.25%, due
         in July, 2000.  Paid in 1998.                                                            --            13,469

         Note payable to bank, secured by land and improvements, due in monthly payments of $1,900 including interest at the bank's prime rate (9.50%
         at March 31, 1998) plus
         0.5%, due in September, 2005. (note b)                                              110,617           121,595

         Note payable to Small Business Administration, secured by second lien on land and improvements, due in monthly payments of $921 including interest
         at 6.713% due in November, 2015. (note b)                                           106,805           109,885

         Note payable to bank, secured by oil and gas properties, interest at the bank's prime rate (9.50% at March 31, 1998)
         plus 1%, due January, 1999. (note a)                                                 1,000            85,113



                                                                     (Continued)
                                      -26-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                                    March 31,
                                                                                         -----------------------------
                                                                                             1998              1997
                                                                                         -----------        ----------
         Note payable, secured by drilling equipment, transportation equipment, land and improvements, due in monthly payments of $14,881 plus interest at prime (8.5% at March 31, 1998)
         plus 2.25%, due June, 1999.  (note c)                                               907,738         1,086,310

         Note payable to seller, secured by drilling equipment, due in monthly installments of $5,000 plus interest at 10%, due in
         June, 2002.                                                                         255,000                --

         Notes payable, secured by drilling equipment, transportation equipment, land and improvements, due in monthly payments of $19,643 plus interest at prime (8.5% at March 31, 1998)
         plus 2.25%, due June, 1999. (note d)                                              1,482,143                --

         Notes payable, secured by drilling equipment, transportation equipment, land and improvements, due in monthly payments of $14,430 plus interest at prime (8.5% at March 31, 1998)
         Plus 2.25%, due June, 1999. (note e)                                                462,432                --
                                                                                          ----------         ---------

                                                                                           3,402,933         1,481,497
         Less current portion                                                                706,014           261,394
                                                                                          ----------         ---------
                                                                                          $2,696,919         1,220,103
                                                                                          ==========         =========


               Long-term debt maturing each year subsequent to March 31, 1998 is as follows: 1999 - $706,014; 2000 - $1,805,498; 2001 - $648,856; 2002
          - $80,262; 2003 - $37,285 and thereafter - $125,018.

               At March 31, 1998, the Company had obtained waivers with respect to capital expenditure and dividend covenants and was in compliance with all other negative and affirmative covenants on its note payable secured by drilling equipment, transportation equipment and land and improvements. Such covenants included the maintenance of a net worth of at least $1,500,000, a debt to net worth ratio of less than 2.0 to 1.0, and a total debt service coverage ratio of greater than 1.0 to 1.0, at all times.

               Note a: On April 14, 1995, the Company executed a Master Real Estate Lien Note in the amount of $800,000 with a bank. This note provides the Company with a $400,000 "Guidance Line of Credit Facility" to be used for drilling, completion and equipping expenses of wells to be drilled. This note has an interest rate of one percent over the Bank's prime rate, 9.50% at March 31, 1998, and is due January 1, 1999. In addition to the Guidance Line of Credit Facility, the Master Note covers the other notes executed by the Company in favor of the Bank, and the loan secured by oil and gas properties purchased in 1992 and drilled in 1993.

               Note b: In September, 1995, the Company executed a note payable, in the amount of $245,250, to a bank for the purchase of the office building which the Company occupies as its headquarters in San Antonio, Texas. The note has a term of ten years and is payable in monthly payments of $1,900 including interest at 0.5% over the Bank's prime rate, 9.50% at March 31, 1998. In November, 1995 the Company closed on financing with

                                                                     (Continued)
                                      -27-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         the Small Business Administration which became a second lien on the headquarters building. The loan is in the amount of $114,000 and was used to pay down the amount borrowed from the bank for the purchase. This debt has a 20 year term and is payable in monthly payments of $921 including interest at 6.713%.

               Note c: On May 8, 1996, the Company closed on a debt restructuring which included a term loan of $1,250,000 and a revolving line of credit of $500,000, which allowed the Company to pay off all its bank debt with the exception of the loan secured by the headquarters building in San Antonio and a minimal balance on the loan secured by the oil and gas properties. The new debt also allowed the Company to pay off the seller financing on the rig purchased in May, 1995. Proceeds from the new debt were also used to reduce trade accounts payable and to provide funds for future drilling equipment purchases. The term loan is secured by drilling equipment, transportation equipment and the yard facility in Kenedy, Texas. The loan carries an interest rate of prime (8.50% at March 31, 1998) plus 2.25% and is payable in monthly payments of $14,881 plus interest. Payments are based on a seven-year amortization and the loan is due in June, 1999. The revolving line of credit is secured by the Company's trade accounts receivable and carries an interest rate of prime (8.5% at March 31, 1998) plus 2.25%. The revolving line of credit had no outstanding balance at March 31, 1998.

               Note d: In June, 1997, the Company closed additional financing with the same lender for the purchase of drilling and transportation equipment. This note, in the amount of $1,050,000, carries an interest rate of prime (8.5% at March 31, 1998) plus 2.25% and is due in June, 1999. The note provides for monthly payments of $12,500 (based on seven year amortization) plus interest. In October, 1997, the same lender approved and funded another loan for drilling equipment. This loan, in the amount of $600,000, has terms identical to the loan closed in June, 1997. This note provides for monthly payments of $7,143 plus interest.

               Note e: In October, 1997, this lender approved a line of credit in the amount of $600,000 for capital expenditures. This line carries an interest rate of prime (8.5% at March 31, 1998) plus 2.25% and is due in June, 1999. In fiscal 1998, two draws were made on the capital expenditure line. The first, in the amount of $370,730, provides for monthly payments of $10,298 (three year amortization) plus interest. The second, in the amount of $148,736, provides for monthly payments of $4,132 (three year amortization) plus interest. At March 31, 1998, $80,534 was available under the capital expenditures line of credit.


(3)    Income Taxes

               Due to the utilization of net operating loss carryforwards, the Company had no Federal income tax liability at March 31, 1997 and an estimated alternative minimum tax liability of $18,000 at March 31, 1998. The Company has also accrued a $44,688 liability for state franchise taxes for fiscal 1998 and a $33,000 liability for fiscal 1997.

               At March 31, 1998, for Federal income tax purposes the Company had a net operating loss carryforward of approximately $14,934,000, investment tax credit carryforwards of approximately $15,000 and minimum tax credit carryforward of approximately $18,000 available to offset future taxable income and taxes.



                                                                     (Continued)
                                      -28-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


               Unless utilized, net operating loss and investment tax credit carryforwards will expire as follows:


                                                 Net          Investment
                                              Operating          Tax
Year                                            Loss            Credits
----                                         -----------     -----------
1999                                         $11,219,000           9,000
2000                                             889,000           5,000
2001                                           1,973,000           1,000
2002                                             452,000              --
2007                                             401,000              --
                                             -----------     -----------
                                             $14,934,000          15,000
                                             ===========     ===========


               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 and 1997 are presented below:


                                                                      March 31,
                                                           ----------------------------
                                                               1998            1997
                                                           -----------      -----------
Deferred tax assets:
   Allowance for bad debts                                 $    52,000           48,000
   Investment tax credit and minimum
         tax credit carryforwards                               25,000          125,000
   Property and equipment, principally due to
           differences in depreciation                          49,000               --
   Net operating loss carryforwards                          5,516,000        5,379,000
                                                           -----------      -----------

         Total gross deferred tax assets                     5,642,000        5,552,000
   Less valuation allowance                                 (5,493,000)      (5,113,000)
                                                           -----------      -----------
             Total deferred tax assets                         149,000          439,000
                                                           -----------      -----------
Deferred tax liabilities:
   Property and equipment, principally due to
             differences in depreciation                            --          275,000
   Oil and gas properties, principally due to
             intangible drilling costs and differences
             in depletion                                      149,000          164,000
                                                           -----------      -----------
         Total gross deferred tax liabilities                  149,000          439,000
                                                           -----------      -----------
   Net deferred tax asset                                  $        --               --
                                                           ===========      ===========


               A valuation allowance has been established to decrease total gross deferred tax assets to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets. The valuation allowance for deferred tax assets at March 31, 1997 was $5,113,000. The net change in total valuation allowance for the year ended March 31, 1998 was an increase of $380,000 due to the change in the corresponding gross deferred tax assets and liabilities.



                                                                     (Continued)
                                      -29-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)    Stock Options, Warrants and Stock Option Plan

         In December, 1988, the Board of Directors issued certain directors, officers and employees warrants to purchase 435,000 shares of the Company's common stock at $.15 per share, of which three warrants for a total of 55,000 shares have been exercised as of March 31, 1998 and two warrants for 245,000 shares have been canceled. These warrants are exercisable upon issuance and expire December 8, 1998. As of March 31, 1998, 135,000 shares of Common stock were reserved for future issuance in connection with warrants issued to employees, directors, officers and former employees.

         In August, 1992, the Board of Directors issued certain directors, officers and employees warrants to purchase 235,000 shares of the Company's stock at $.10 per share, all of which have been exercised as of March 31, 1998.

         On May 1, 1995, the Board of Directors issued an option to Mr. Locke, President and Chief Executive Officer, to purchase 1,200,000 shares of the Company's common stock at $.375 per share. This option expires on May 1, 2005. At March 31, 1998, 100,000 shares have been purchased and 60,000 shares have been canceled under this option.

         On June 15, 1995, the Board of Directors issued certain directors, officers and employees options to purchase 128,500 shares of the Company's common stock at $.375 per share, 15,000 of which have been exercised as of March 31, 1998.

         On December 12, 1995, the Board of Directors issued certain officers options to purchase 100,000 shares of the Company's common stock at $.41 per share, none of which has been exercised and 50,000 shares of which have been canceled as of March 31, 1998.

         On June 15, 1996, the Board of Directors issued certain directors options to purchase 10,000 shares of the Company's common stock at $.47 per share, 5,000 of which have been exercised as of March 31, 1998.

         On July 1, 1997, the Board of Directors issued certain directors options to purchase 15,000 shares of the Company's common stock at $1.38 per share, 5,000 of which have been exercised as of March 31, 1998.

         Under the Company's stock option plan, employee stock options become exercisable over a five year period and all options expire 10 years after the date of grant. All of the Company's options shall be granted at the fair market value of the Company's Common Stock on the date of grant. Accordingly as discussed in Note 1, no compensation expense relating to these options is recognized in the Company's results of operations.

         In addition, on June 18, 1997, the Board of Directors issued a seller of drilling equipment an option to purchase 150,000 shares of the Company's common stock at $1.50 per share, none of which has been exercised as of March 31, 1998.



                                                                     (Continued)
                                      -30-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      Information relating to stock options outstanding at March 31 is summarized as follows:


                                        1998                          1997                            1996
                              ------------------------     --------------------------     ---------------------------
                                              Exercise                       Exercise                       Exercise
                                             Price per                      Price per                      Price Per
                              Options         Option         Options         Option         Options         Option
                            ----------      ----------     ----------      ----------     ----------      -----------
Balance Outstanding
      Beginning of year      1,272,500      $.375-0.47      1,325,500      $ .375-.41             --               --
       Granted                 165,000      $1.38-1.50         10,000      $    0.470      1,428,500      $  .375-.41
       Exercised               (24,000)     $.375-1.38         (1,000)     $    0.375       (100,000)     $     0.375
       Canceled                (60,000)          0.375        (62,000)     $ .375-.41         (3,000)     $     0.375
                            ----------      ----------     ----------      ----------     ----------      -----------
Balance Outstanding
      End of year            1,353,500      $.375-1.50      1,272,500      $ .375-.47      1,325,500      $  .375-.41
                            ==========      ==========     ==========      ==========     ==========      ===========
Options Exercisable
      End of year              681,500                        296,500                         20,000
                            ==========                     ==========                    ===========

       At March 31, 1998, the weighted average price of options outstanding was $0.50 per share and the weighted average price of exercisable options was $0.64 per share.


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

                                                  1998              1997         1996
                                               -----------        -------       -------

Net earnings-as reported                       $   830,940        563,689         2,772
Net earnings-pro forma                             774,797        485,869       (99,925)
Net earnings per share-as reported-basic              0.13           0.11            --
Net earnings per share-as reported-diluted            0.11           0.10            --
Net earnings per share-pro forma-basic                0.12           0.09         (0.02)
Net earnings per share-pro forma-diluted              0.10           0.08            --
Weighted-average fair value of options,
  granted during the year                             0.63           0.23          0.18

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 65%, 46% and 46%, weighted average risk-free interest rates of 6.3%, 6.7% and 6.3% for grants in 1998, 1997 and 1996, respectively, and an expected life of five years. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock, and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.



                                                                     (Continued)
                                      -31-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)    Business Segments and Supplementary Earnings Information

         The Company is engaged in contract drilling of oil and gas wells and in oil and gas exploration, development and production. The oil and gas operations contributed an immaterial amount towards the Company's gross revenues in fiscal 1998 and constitute an insignificant amount of its total assets, therefore, disclosure of fiscal 1998 oil and gas information has been omitted. Information concerning business segments and supplementary earnings information is as follows:


                                                Years Ended March 31,
                                              -------------------------
                                                1997            1996
                                              ----------     ----------
Revenues:
 Contract drilling                            $8,001,352      7,024,144
 Oil and gas                                     501,962        475,510
                                              ----------     ----------
                                              $8,503,314      7,499,654
                                              ==========     ==========
Earnings (loss) from operations:
 Contract drilling                            $  376,439        (65,506)
 Oil and gas                                     174,894         81,114
                                              ----------     ----------
                                              $  551,333         15,608
                                              ==========     ==========
Identifiable assets at end of period:
 Contract drilling                            $4,375,971      3,501,058
 Oil and gas                                     675,313        784,592
                                              ----------     ----------
                                              $5,051,284      4,285,650
                                              ==========     ==========
Depreciation, depletion and amortization:
 Contract drilling                            $  475,135        384,400
 Oil and gas                                     148,479        192,494
                                              ----------     ----------
                                              $  623,614        576,894
                                              ==========     ==========
Capital expenditures:
 Contract drilling                            $  765,450      1,154,698
 Oil and gas                                       5,000          7,485
                                              ----------     ----------
                                              $  770,450      1,162,183
                                              ==========     ==========
Maintenance and repairs                       $  566,194        502,844
                                              ==========     ==========

             In fiscal 1998, two customers each accounted for 10% or more of contract drilling revenues. The revenue attributed to those customers was $2,968,694 and $2,326,773.

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


                                                                     (Continued)
                                      -32-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)    Commitments and Contingencies

             The Company is currently involved in a lawsuit styled National Energy Group, Inc. v. South Texas Drilling Company, cause No. 96-98, 357 Judicial District Court, Willacy County, Texas. This case arose out of a dispute with a drilling customer over a billing for work performed under a daywork drilling contract. In the course of drilling the well, some of the Company's equipment was lost in the hole. Under the terms of the contract, the customer was billed for the drilling operations and replacement cost of the lost equipment. The customer filed a lawsuit alleging negligence, denying responsibility for the $279,000 billed by the Company, and seeking additional damages of $460,000 plus attorney's fees. Management, which believes the customer's claim to be without merit, filed a counter-suit seeking payment in full of the original invoice in the amount of $279,000. In fiscal 1996, an allowance for uncollectible accounts in the amount of $140,000 was established for this account. A jury trial in this case commenced in August, 1997. The jury found in favor of the Company and a judgment was entered in November, 1997 granting the Company $163,000 plus attorneys' fees of $70,000. The customer filed an appeal of the judgment and at fiscal year-end, the case was in the early stages of the appeal. On June 10, 1998, the Company received $213,000 from National Energy Group in settlement of the lawsuit. Per the terms of the settlement, each of the parties agrees to release the other from all claims related to the lawsuit. The Company's accounts related to this matter will be adjusted in the period of resolution.

(8)    Fair Value of Financial Instruments

       Cash and cash equivalents, trade receivables and payables and short-term debt:

             The Company holds cash and cash equivalents, trade receivables and payables and short-term debt. The carrying amount of these instruments approximates fair value due to the short maturity of the instruments.

       Long-term debt:

             The carrying amount of the Company's long-term debt approximates fair value due to the recent issuance of the debt and the variable interest rate.

(9)    Acquisition

             In June, 1997, the Company acquired the drilling operations of San Patricio Corporation which included two land drilling rigs, rig handling trucks and trailers and miscellaneous drilling equipment. In addition, the Company assumed the lease of a third land drilling rig. The leased rig was returned to the lessor in February, 1998. The aggregate purchase price of $1,500,000 consisted of $900,000 of third-party financing, $300,000 of seller financing and $300,000 of the Company's Common Stock. The transaction was accounted for as a purchase with the results of operations being included in the Statement of Operations since the acquisition date.

             The following pro forma financial information for the years ended March 31, 1998 and 1997 gives effect to the above acquisition as though it were effective at the beginning of each period. The pro forma information may not be indicative of the results that would have occurred had the acquisition been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.


                                                                     (Continued)
                                      -33-

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




                                                                                      Pro-Forma (Unaudited)
                                                                                           Years Ended
                                                                                            March 31,
                                                                           -------------------------------------------
                                                                                 1998                          1997
                                                                           ----------------                 ----------

Total Revenues                                                             $     19,465,810                 16,205,542
Net income applicable to common stock                                               881,966                    439,530
Earnings per common share - basic                                                      0.15                       0.08
Earnings per common share - diluted                                                    0.13                       0.08
Weighted average common and common equivalent
      shares outstanding - basic                                                  5,714,535                  5,306,158
Weighted average common and common equivalent
      shares outstanding - diluted                                                7,793,207                  5,724,440



(10)  Preferred Stock

             In April, 1997, the Company issued a new Series A 8% Convertible Preferred Stock. The issue consisted of 400,000 shares with a redemption value of $800,000. Dividends payable in respect of Series A 8% convertible Preferred Stock shall accrue from day to day whether or not earned or declared and shall be cumulative. Accumulation of dividends on the Series A 8% Convertible Preferred Stock shall not bear interest. Dividends are payable annually. Dividends of $61,333 were accrued as of March 31, 1998. Subsequent to March 31, 1998 a payment of $64,000 was made to the preferred stockholder. This Preferred Stock is convertible into 800,000 shares of Common Stock and one share of Common Stock for each $.50 of due but unpaid dividends on the Series A 8% Convertible Preferred Stock. The conversion rate is subject to adjustment on the third and seventh anniversary dates of issuance, depending on the trading value of the common stock. The stock is redeemable at the Company's option at or following the third anniversary of the issuance of such stock provided, generally, that the price of the Company's common stock equals or exceeds $2.50 per share. The proceeds from the stock were used to reduce trade accounts payable, bank debt and to acquire drilling equipment. Prior to the issuance of this new Series A preferred stock, the Company redeemed its previously issued and outstanding Series A preferred stock consisting of 235,000 shares of stock with a stated par value of $1.00 per share. The outstanding shares were redeemed for a cash payment of $75,000.

             In January, 1998, the Company issued a new Series B 8% Convertible Preferred Stock. The issue consisted of 184,615 shares with a redemption value of $2,999,994. Dividends payable in respect of Series B 8% convertible Preferred Stock shall accrue from day to day whether or not earned or declared and shall be cumulative. Accumulation of dividends on the Series B 8% Convertible Preferred Stock shall not bear interest. Dividends are payable annually. Dividends of $47,233 were accrued as of March 31, 1998. This preferred stock is convertible into 923,075 shares of the Company's common stock and one share of common stock for each $1.62 of due but unpaid dividends. The conversion rate is subject to adjustment on its third and seventh anniversary dates of issuance depending on the trading value of the common stock. The stock is redeemable at the Company's option at or following the first anniversary of the issuance of such stock provided, generally, that the price of the Company's common stock equals or exceeds $5.00 per share. The proceeds from the stock have been and will be used for equipment purchases, debt reduction and working capital.

11)   Oil and Gas Producing Activities (Unaudited)

             The Company's oil and gas properties and operations are presented in the consolidated financial statements on the full cost method of accounting. All of the Company' exploration and production is conducted in the United States. Due to the Company's acquisitions of substantial amounts of drilling equipment in fiscal 1998, the

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



       Company's oil and gas operations no longer constitute a significant portion of the Company's assets. Therefore, to the extent permitted, fiscal year 1998 discussion and disclosure of information on oil and gas operations will be omitted.

             The aggregate amount of capitalized costs relating to oil and gas producing activities at the dates indicated are as follows:

                                          March 31,
                                 ----------------------------
                                     1997             1996
                                 -----------      -----------
Proved properties                $ 1,749,809        1,749,467
Unproved properties                       --               --
                                 -----------      -----------
                                   1,749,809        1,749,467
Accumulated depletion             (1,161,309)      (1,012,830)
                                 -----------      -----------
                                 $   588,500          736,637
                                 ===========      ===========
Depletion rate per unit of
production (net equivalent
barrel, exclusive of ceiling
limitation adjustment)           $      7.07             7.07
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


                                        Oil and
                                       Condensate          Gas
                                         (Bbls)           (Mcf)
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
                                       ==========      ==========

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




                                 Years Ended March 31,
                     --------------------------------------------
                              1997                  1996
                     -------------------     --------------------
                      (Bbl)      (Mcf)        (Bbl)       (Mcf)
Proved developed
reserves:
Balance at
beginning of
year                  60,420     302,960      69,890     362,300
                     =======     =======     =======     =======
Balance at end
of year               72,970     412,540      60,420     302,960
                     =======     =======     =======     =======

           Costs incurred for property acquisition, exploration and development activities are summarized below:



                              Years Ended March 31,
                              ---------------------
                                1997          1996
                               ------        ------
Property acquisition costs     $   --            --
Development costs               5,000         7,485
                               ------        ------
                               $5,000         7,485
                               ======        ======


           Results of operations for producing activities for the periods indicated were as follows:


                                 Years Ended March 31,
                               ------------------------
                                 1997            1996
                               ---------      ---------

Revenues                       $ 401,542        380,110
Production costs                (177,318)      (169,008)
Depletion                       (148,479)      (192,494)
                               ---------      ---------
Results of operations from
producing activities
(excluding corporate
overhead and interest
costs)                         $  75,745         18,608
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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



       standardized measure of discounted future net cash flow is not necessarily a "best estimate" of the fair value of the Company's proved oil and gas properties.


                                      Years Ended March 31,
                                  ----------------------------
                                     1997              1996
                                  -----------      -----------

Estimated future cash flows       $ 2,356,000       10,314,000
Estimated future production
 costs                             (1,364,000)      (3,013,000)
Estimated future development
 costs                                     --       (1,547,000)
                                  -----------      -----------
Estimated future net cash
 flows before income taxes            992,000        5,754,000
Estimated future income taxes         (66,000)      (1,684,000)
Ten percent discount for
 estimated timing of future
 cash flows                          (214,000)      (1,372,000)
                                  -----------      -----------
Standardized measure of
 discounted estimated future
 net cash flows                   $   712,000        2,698,000
                                  ===========      ===========
Changes in standardized
 measure of discounted
 estimated future net cash
 flows:
 Sales of oil and gas
   produced, net of
   production costs               $  (238,000)        (223,000)
 Extensions, discoveries and
   other additions, less
   related costs                           --               --
 Changes in estimated future
   development costs                1,041,000          179,000
 Revisions of previous
   quantity estimates              (1,743,000)        (369,000)
 Net changes in prices             (1,996,000)       1,010,000
 Accretion of discount                367,000          302,000
 Income taxes                       1,022,000         (223,000)
 Other                               (439,000)        (241,000)
                                  -----------      -----------
   Net increase (decrease)        $(1,986,000)         435,000
                                  ===========      ===========



  ITEM 9.         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                                    PART III

  ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      ROBERT R. MARMOR, 72, Chairman of the Board since April, 1980. Mr. Marmor was Chief Executive Officer of the Company from April, 1980 until February, 1992 and President from June, 1984 until November, 1991, at which time he voluntarily resigned from these positions and recommended his replacement. From December, 1979 until April, 1980, Mr. Marmor was President of the Company. From September, 1979 until December, 1979, Mr. Marmor was engaged in founding the Company. From October, 1978 until September, 1979 he was associated as a petroleum engineering consultant with Max K. Watson & Associates, Inc. of Austin, Texas, petroleum and natural gas consultants. From 1977 to October, 1978 he was engaged in various personal investment ventures. Mr. Marmor was employed from 1971 to 1977 in Adelaide, Australia by Delhi International Oil Corporation, Dallas, Texas, and served as project development manager and later as operations manager responsible for the exploration, drilling and production divisions.

      WILLIAM D. HIBBETTS, 49, CPA, a Director since June, 1984. Mr. Hibbetts is Chief Accounting Officer of Southwest Venture Management Company. He was Treasurer/Controller of Gary Pools, Inc. from May, 1986 to July, 1988. He served as an officer of the Company from January 1, 1982 until May 1, 1986. Mr. Hibbetts served in various positions as an accountant with KPMG Peat Marwick LLP from June, 1971 to December, 1981. Mr. Hibbetts served as manager in that accounting firm's audit group from July, 1978 to December, 1981.

      CHARLES B. TICHENOR, II, 71, a Director since May, 1988. Dr. Tichenor is Distinguished Corporation Chief Executive Professor of Business at Gardner-Webb University Broyhill School of Management since May, 1997. He was Distinguished Corporation Chief Executive-in-Residence/Professor at The Indiana University of Pennsylvania from January 1, 1995 to May, 1997. Mr. Tichenor was Vice-Chancellor at Elizabeth City State University from February, 1992 to December 31, 1994. He was a professor at the College of Business of Mississippi State University where he occupied the position of Distinguished Corporation Chief Executive Officer-in-Residence from 1987 to 1992. Mr. Tichenor is the retired Chairman of Champale, Inc., a Fortune 1000 Company, where he served as president and chairman of the board from 1975 to 1983. He is a member of the Board of Trustees of Rider College, Lawrenceville, NJ and he currently or formerly served on the Boards of Doughty Foods, Inc., NYP Container Corp., MCM Investments Co., Johnston Printing Co and Essex Bank of Virginia.

      ALVIS L. DOWELL, 62, a Director since February, 1991. Mr. Dowell was President and Chief Executive Officer from November 7, 1992 to May 1, 1995. He was Chief Operating Officer from February, 1991 and Vice President from May 2, 1991. From 1988 until 1991, Mr. Dowell was employed by Maersk Oil and Gas, Copenhagen, Denmark as Assistant Manager, Drilling Department. From 1972 to 1988, Mr. Dowell was with Aramco, Saudi Arabian Operations as Drilling Safety Engineer and later as Superintendent Offshore Drilling and then Drilling Manager. He served as Director/Safety and Loss Prevention, Safety Engineering and Regional Engineering Manager with Holiday Inns, Inc., Texas Employers Insurance and Northwestern National Insurance Company.

      WM. STACY LOCKE, 42, a Director since May 1, 1995. Mr. Locke is President and Chief Executive Officer since May 1, 1995. He was Vice President - Investment Banking with Arneson, Kercheville, Ehrenberg & Associates, Inc. from January 1, 1993 to April 30, 1995. From 1988-1992, Mr. Locke was Vice
President - Investment Banking with Chemical Banking Corporation, Texas Commerce Bank. He was Senior Geologist with Huffco Petroleum Corporation from 1982-1986. From 1979 to 1982 Mr. Locke worked for Tesoro Petroleum Corporation and Valero Energy as a Geologist.

      MARY L. KILGORE, 59, Vice President of Administration since December, 1993 and Corporate Secretary of the Company since May, 1986, has been employed in various positions by the Company and its predecessor from August, 1978.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




      CHRIS F. PARMA, 48, CPA, Vice President and Chief Financial Officer since December, 1995. He has been employed as Controller of the Company since October, 1990. He served in various accounting positions from Staff Accountant to Controller from 1972 to 1990 with J. H. Uptmore & Associates, Inc., Real Estate Developer. He served as Vice President of Uptmore from 1985 to 1990.

  ITEM 11.        EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid or accrued by the Company and its subsidiaries for services performed during the fiscal year ended March 31, 1998, to the chief executive officer of the Company. No other officer was paid total compensation of $100,000 or more. See Item 13 for a summary of compensation due to Mr. Locke, the chief executive officer of the Company, under his employment agreement with the Company.

                           Summary Compensation Table

                                                         Other         Re-                                   All
      Name                                               Annual     stricted        Warrants/    LTIP       Other
      and                                               Compen-      Stock          Options/     Pay-       Compen-
    Principal                Salary      Bonus          sation       Award            SARs       outs       sation
    Position        Year       $           $               $           $               #          $           $
---------------     ----     ------      -----         --------     --------        --------    -----      --------
Wm. Stacy Locke
    CEO             1998     85,730         --         1,231(1)     55,000(2)         --         --
                    1997     71,750         --           479(1)     52,083(3)         --         --
                    1996     33,000         --           479(1)     18,333(4)         --         --        3,130(5)
Al L. Dowell
    CEO             1996     56,250         --         2,244(6)     11,960(7)         --         --           --


  (1) Includes value of personal use of company-provided vehicle.

  (2) Includes 12,342 shares paid per employment agreement.

  (3) Includes 84,734 shares accrued per employment agreement.

  (4) Includes 48,889 shares accrued per employment agreement.

  (5) Includes value realized on exercise of 100,000 shares of Stock Option Plan granted May, 1995. See "Option/SAR Grants in Last Fiscal Year".

  (6) Includes value of personal use of company-provided vehicle and Directors' fee paid by the Company.

  (7) Includes 50,000 shares issued as a bonus. Value is calculated based on the average of the bid and ask prices at issue date discounted due to 2-year restriction on sale or transfer of stock.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



      From December, 1988, through June, 1995, Directors received 1,000 shares of the Company's common stock for each directors' meeting attended. From July, 1995 through June 1996, Directors who were not officers or employees of the Company received $1,000 each quarter for their service on the Board and $250 for each meeting attended. From July 1996 through March 1997 those Directors received $500 each quarter for their service on the Board and $250 for each meeting attended. Beginning in April 1997 the Directors will once again receive $1,000 each quarter for their service on the Board and $250 for each meeting attended. Directors who are not officers or employees of the Company and reside outside of the surrounding area in which a board meeting is held are entitled to reimbursement for travel expenses incurred by them in attending directors' meetings for their service on the Board and $250 for each meeting attended. In fiscal 1998, the Board reinstated the $1,000 fee per quarter for outside directors for the period from July, 1996 through March, 1997.

      The following table summarizes as to the chief executive officer of the Company, the number and terms of stock options granted during the year ended March 31, 1998:

                      Option/SAR Grants in Last Fiscal Year


                                        % of Total                                               Potential
                        Number of        Options/                                             Realized Value at
                       Securities           SARs                                          Assumed Annual Rates of
                       Underlying       Granted to                                      Stock Price Appreciation
                        Options/         Employees       Exercise                             for Option Term
                           SARs          in Fiscal       or Base         Expiration      ------------------------
      Name             Granted(#)           Year       Price($/sh)          Date            5%($)        10%($)
      ----             -----------      -----------    ------------      ----------      -----------   ----------

                            No stock options were granted in the current fiscal year.


      The following table shows as to the chief executive officer of the Company the net value realized (market value less exercise price) with respect to stock options exercisable/unexercisable during the last year:

                    Aggregated Option/SAR Exercises in Last
                    Fiscal Year and FY-End Option/SAR Values

                                                                         Number of
                                                                         Securities              Value of
                                                                         Underlying            Unexercised
                                                                        Unexercised            In-the-Money
                                                                      Options/SARs at         Options/SARs at
                                                                         FY-End(#)               FY-End($)
                          Shares Acquired            Value              Exercisable/          Exercisable/
     Name                  on Exercise(#)          Realized($)         Unexercisable         Unexercisable
---------------           ---------------          -----------        ---------------       ----------------

Wm. Stacy Locke                        --                   --        420,000/620,000       472,500/697,500

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



      The following table summarizes as to each of the executive officers of the Company, the number and terms of stock warrants granted during the year ended March 31, 1998:

                   Stock Warrants Granted in Last Fiscal Year
                                Individual Grants


                                                            % of Total
                                                             Warrants
                                          Stock             Granted to
                                         Warrant            Employees in        Exercise         Expiration
  Name                                   Grants             Fiscal Year          Price              Date
  ----                                   -------            ------------        --------         ----------
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


  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of June 5, 1998, with respect to each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, the Series A Preferred Stock and the Series B Preferred Stock, each director of the Company, and all officers and directors of the Company as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                                                                                     Nature of         Percentage
  Title of                    Name and Address of                                   Beneficial         Ownership
   Class                        Beneficial Owner                                     Ownership         of Class(7)
  ------------------          ---------------------------                           ----------         -----------
  Preferred Series A          T.L.L. Temple Foundation                                 400,000           100.0%
                              109 Temple Blvd., Suite 300
                              Lufkin, Texas 75901-7321

  Preferred Series B          T.L.L. Temple Foundation                                 153,915            83.4%
                              109 Temple Blvd., Suite 300
                              Lufkin, Texas 75901-7321

  Preferred Series B          Temple Interests L.P.                                     30,700            16.6%
                              109 Temple Blvd, Suite 100
                              Lufkin, Texas 75901-7321

  Common                      Rowan Companies, Inc.                                    750,000            10.5%
                              1900 Post Oak Tower
                              5051 Westheimer
                              Houston, TX 77056

  Common                      Robert R. Marmor                                         422,393(1)          5.9%
                              9310 Broadway, Bldg. I
                              San Antonio, TX 78217

  Common                      William D. Hibbetts                                      146,612(2)          2.0%
                              13007 Blanche Coker
                              San Antonio, TX 78216

  Common                      Charles B. Tichenor                                       58,000              .8%
                              Box 342 Gardner-Webb University
                              Boiling Spring, NC 28017

  Common                      Alvis L. Dowell                                          162,000(3)          2.3%
                              1167 Fairway Dr. W
                              Lindale, Tx 75771

  Common                      Wm. Stacy Locke                                        1,397,965(5)         19.5%
                              9310 Broadway, Bldg. I
                              San Antonio, Texas 78217

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                                                                                     Nature of               Percentage
  Title of                    Name and Address of                                   Beneficial                Ownership
   Class                        Beneficial Owner                                     Ownership              of Class(7)
  --------                  ------------------------------------------              ----------              -----------
  Common                      Richard Phillips                                         390,144(4)                  5.4%
                              5701 Agnes Street
                              Corpus Christi, Texas 78408

  Common                      Rodney Lewis                                             120,725                     1.7%
                              10101 Reunion Pl., Suite 250
                              San Antonio, Texas 78216

                              All officers and directors as a group (9               2,866,680(6)                 39.9%
                              persons)


  (1) Does not include 180,420 shares owned by Mr. Marmor's children and grandchildren. Mr. Marmor disclaims beneficial ownership and has no voting rights or dispositive power in these 180,420 shares.

  (2) Includes options issued to Mr. Hibbetts by the Board of Directors to purchase 15,000 shares .

  (3) Includes options issued to Mr. Dowell by the Board of Directors to purchase 3,913 shares .

  (4) Includes 240,000 shares and an option issued to San Patricio Corporation, which is wholly owned by Richard Phillips, to purchase an additional 150,000 shares, .

  (5) Includes options issued to Mr. Locke to purchase an additional 1,040,000 shares. (See Item 13.)

  (6) Includes options to purchase 223,913 shares issued to the officers and directors by the Board of Directors. Also includes an option to purchase an additional 1,040,000 shares by Mr. Locke (see item 13).

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

         The terms of Mr. Locke's agreement required the Company to issue ISO's to Mr. Locke for 1,200,000 shares of Common Stock with an exercise price of $.375 per share. While Mr. Locke remains employed by the Company

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



       and after the earlier to occur of (I) May 1, 1998 or (ii) the acquisition by Mr. Locke of at least 10% of the Company's outstanding Common Stock, on a fully diluted basis, and assuming the exercise of all exercisable stock options held by Mr. Locke, on each May 1 Mr. Locke may accelerate his ability to exercise all or any part of the options to purchase 240,000 shares of Common Stock which would otherwise become exercisable on the next following May 1 under his ISO up to the amount necessary for him to achieve or maintain the 10% ownership of Common Stock determined as described above. After all of Mr. Locke's ISO's become exercisable, the Company has agreed to issue additional ISO's (or non-qualified options if ISO's cannot be made available) covering up to 240,000 shares on each May 1 at an exercise price equal to the then market value of Common Stock in order to provide Mr. Locke with an opportunity to acquire and maintain ownership of 10% of the Company's Common Stock on the basis described above. In the event the Company shall receive gross cash proceeds of $10 million or more in connection with an underwritten public offering of Common Stock, Mr. Locke's rights to additional options shall cease. All of Mr. Locke's options would become exercisable upon any acquisition or change in control of the Company.


                                     PART IV

  ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Index to Financial Statements and Schedules and Exhibits

       1. The following consolidated financial statements of South Texas Drilling & Exploration, Inc. and its subsidiaries are included in
           Part II, Item 8 of this Report:

               Independent Auditors' Report.

               Consolidated Balance Sheets at March 31, 1998 and 1997.

               Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996.

               Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996.

               Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



       3.      The following exhibits are filed as part of this Report:

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

 (10)(u)              Convertible subordinated note dated November 1, 1988 between the Company and Larry
                      Temple (previously filed as an Exhibit to the Company's 1989 Annual Report on Form 10-
                      K, File No. 2-70145).

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


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

(10)(dd)             Asset Purchase Agreement May 23, 1997 between the Company and San Patricio
                     Corporation (previously filed as an Exhibit to the Company's 1996 Annual Report on Form
                     10-K, File No. 2-70145).

(10)(ee)             Non-Statutory Stock Option Agreement dated June 18, 1997 between the Company and
                     San Patricio Corporation (previously filed as an Exhibit to the Company's 1996 Annual
                     Report on Form 10-K, File No. 2-70145).

(10)(ff)             Second Amended Certificate of Designation, Reducing The Number Of Shares Formerly
                     Designated Series A, Series B and Series C Preferred Stock to Zero and Designating The
                     Voting Powers, Preferences and Rights of A New Series A 8% Convertible Preferred
                     Stock  dated April 15, 1997  (previously filed as an Exhibit to the Company's 1996 Annual
                     Report on Form 10-K, File No. 2-70145).

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

(10)(gg)       Third Amended Certificate of Designation, Correcting An Error In The Second Amended
               Certificate of Designation and Designating the Voting Powers, Preferences And Right Of
               A New Series B 8% Convertible Preferred Stock dated June 9, 1998.

(10)(hh)       First Amendment To Loan And Security Agreement dated May 8, 1996 between the
               Company and Finova Capital Corporation dated June 18, 1997.

(10)(ii)       Second Amendment To Loan and Security Agreement dated May 8, 1996 between the
               Company and Finova Capital Corporation.

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

                                                                     SCHEDULE II

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                        Valuation and Qualifying Accounts



                                                     Balance           Charged
                                                       at              to costs             Deductions             Balance
                                                    beginning            and                   from                  at
                                                     of year           expenses              accounts             year end
                                                    ---------          --------             ----------            --------

  Year ended March 31, 1996:
   Allowance for doubtful
      receivables                                   $      --           140,000                     --             140,000
                                                    =========          ========             ==========            ========

  Year ended March 31, 1997:
   Allowance for doubtful
      receivables                                   $ 140,000                --                     --             140,000
                                                    =========          ========             ==========            ========


  Year ended March 31, 1998:
   Allowance for doubtful
      receivables                                   $ 140,000                --                     --             140,000
                                                    =========          ========             ==========            ========


                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, South Texas Drilling & Exploration, Inc. has duly caused this report to be signed on its behalf by the undersigned, this day of June, 1998 thereunto duly authorized.



                                           By /s/ Robert R. Marmor
                                             ----------------------------------
                                             Robert R. Marmor, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


    Signature                                 Title                          Date
---------------------------           -----------------------             -------------


/s/ Robert R. Marmor                  Chairman and Director               June 25, 1998
----------------------------
Robert R. Marmor


/s/  Wm. Stacy Locke                  President and Chief                 June 25, 1998
----------------------------          Executive Officer and
Wm. Stacy Locke                       Director


/s/  Al Dowell                        Director                            June 25, 1998
----------------------------
Al Dowell


/s/  William D. Hibbetts              Director                            June 25, 1998
----------------------------
William D. Hibbetts


/s/  Chris F. Parma                   Vice President and                  June 25, 1998
----------------------------          Chief Financial Officer
Chris F. Parma


                               INDEX TO EXHIBITS


EXHIBIT No.                                             DESCRIPTION
---------------------------------------------------------------------------------------------------------

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

 (10)(u)              Convertible subordinated note dated November 1, 1988 between the Company and Larry
                      Temple (previously filed as an Exhibit to the Company's 1989 Annual Report on Form 10-
                      K, File No. 2-70145).

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


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

(10)(dd)             Asset Purchase Agreement May 23, 1997 between the Company and San Patricio
                     Corporation (previously filed as an Exhibit to the Company's 1996 Annual Report on Form
                     10-K, File No. 2-70145).

(10)(ee)             Non-Statutory Stock Option Agreement dated June 18, 1997 between the Company and
                     San Patricio Corporation (previously filed as an Exhibit to the Company's 1996 Annual
                     Report on Form 10-K, File No. 2-70145).

(10)(ff)             Second Amended Certificate of Designation, Reducing The Number Of Shares Formerly
                     Designated Series A, Series B and Series C Preferred Stock to Zero and Designating The
                     Voting Powers, Preferences and Rights of A New Series A 8% Convertible Preferred
                     Stock  dated April 15, 1997  (previously filed as an Exhibit to the Company's 1996 Annual
                     Report on Form 10-K, File No. 2-70145).


(10)(gg)       Third Amended Certificate of Designation, Correcting An Error In The Second Amended
               Certificate of Designation and Designating the Voting Powers, Preferences And Right Of
               A New Series B 8% Convertible Preferred Stock dated June 9, 1998.

(10)(hh)       First Amendment To Loan And Security Agreement dated May 8, 1996 between the
               Company and Finova Capital Corporation dated June 18, 1997.

(10)(ii)       Second Amendment To Loan and Security Agreement dated May 8, 1996 between the
               Company and Finova Capital Corporation.

(22)           Subsidiaries of the registrant (previously filed as an Exhibit to the Company's 1992 Annual
               Report on Form 10-K, File No. 2-70145).

(27)           Financial Data Schedule
