Form 10-Q
period 1998-06-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1998-08-14
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                                                 OR

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from    N/A    to
                               ---------    ---------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                74-2088619
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

  (Former name, address and former fiscal year, if changed since last report)
-------------------------------------------------------------------------------

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

                                                        Yes       No
                                                            ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                Outstanding at August 10, 1998
           -----                                ------------------------------
Common Stock, $.10 par value,                             5,900,784

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION


ITEM 1.
    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
                      Condensed Consolidated Balance Sheets


                                                                                     June 30,                   March 31,
    ASSETS                                                                             1998                       1998
    ------                                                                          -----------                ----------
Current Assets:
    Cash                                                                            $ 1,930,730                 2,586,710
    Receivables                                                                       1,212,806                   440,922
    Contract drilling in progress                                                       625,265                   965,677
    Prepaid expenses                                                                     93,670                   114,020
                                                                                    -----------                ----------
       Total current assets                                                           3,862,471                 4,107,329
                                                                                    -----------                ----------

Property and equipment                                                               17,241,182                16,968,191
Accumulated depreciation, depletion
    and amortization                                                                  8,877,757                 8,573,771
                                                                                    -----------                ----------
Net property and equipment                                                            8,363,425                 8,394,420
                                                                                    -----------                ----------
    Total assets                                                                     12,225,896                12,501,749
                                                                                    ===========                ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Short-term debt                                                                      45,000                    60,000
    Current installments, long-term debt                                              2,802,576                   646,014
    Accounts payable                                                                  1,909,277                 1,649,958
    Prepaid drilling contracts                                                           -                         99,000
    Accrued expenses                                                                    437,021                   533,450
                                                                                    -----------                ----------
       Total current liabilities                                                      5,193,874                 2,988,422
Long term debt                                                                          378,122                 2,696,919
                                                                                    -----------                ----------
Total liabilities                                                                     5,571,996                 5,685,341
                                                                                    -----------                ----------
Shareholders' equity:
    Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value. Authorized 400,000 shares; issued and outstanding
       400,000
       shares at June 30, and at March 31, 1998.                                       800,000                    800,000
    Preferred stock, Series B, 8%, cumulative, convertible,
       $16.25 redemption and liquidation value.  Authorized
       184,615 shares; issued and outstanding 184,615
       shares at June 30, and at March 31, 1998.                                     2,999,994                  2,999,994
    Common stock, $0.10 par value.
       Authorized 15,000,000 shares;
       issued 6,240,551 at June 30 and 6,171,964 at
       March 31, 1998.                                                                  624,055                   617,196
Additional paid-in capital                                                           16,356,959                16,337,006
Retained earnings (deficit)                                                         (13,990,203)              (13,800,883)
                                                                                    -----------                ----------
                                                                                      6,790,805                 6,953,313
Less Treasury stock, at cost, 339,767 shares at June 30
    and at March 31, 1998                                                               136,905                   136,905
                                                                                    -----------                ----------
    Total shareholders' equity                                                        6,653,900                 6,816,408
                                                                                    -----------                ----------
Total Liabilities and shareholders equity                                           $12,225,896                12,501,749
                                                                                    ===========               ===========





     See accompanying notes to condensed consolidated financial statements

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      Three Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                   1998              1997
                                                               ------------      ------------
Revenues:
    Contract drilling                                          $  4,185,878         2,005,140
    Oil and gas                                                      51,133            87,981
    Management fees and other                                        25,756            41,532
                                                               ------------      ------------
       Total operating revenues                                   4,262,767         2,134,653
                                                               ------------      ------------

Costs and expenses:
    Contract drilling                                             3,726,892         1,599,879
    Oil and gas                                                      56,925            48,919
    Depreciation, depletion and amortization                        357,132           174,976
    General and administrative                                      169,020           198,550
                                                               ------------      ------------
Total operating costs and expenses                                4,309,969         2,022,324
                                                               ------------      ------------

Earnings (loss) from operations                                     (47,202)          112,329
                                                               ------------      ------------

Other income (expense):
    Interest expense                                                (89,858)          (46,135)
    Interest income                                                  27,540             4,839
    Loss on sale of assets                                               --              (724)
                                                               ------------      ------------
Total other income (expense)                                        (62,318)          (42,020)
                                                               ------------      ------------

Earnings (loss) before income taxes                                (109,520)           70,309
Income taxes                                                          3,800                --
                                                               ------------      ------------
Net earnings (loss)                                                (113,320)           70,309

Preferred stock dividend requirements                                76,000            13,333
                                                               ------------      ------------

Net earnings (loss) applicable to common stockholders          $   (189,320)           56,976
                                                               ============      ============

Earnings (loss) per common share-Basic                         $      (0.03)             0.01
                                                               ============      ============

Earnings (loss) per common share-Diluted                       $      (0.03)             0.01
                                                               ============      ============

Weighted average number of shares
    outstanding - Basic                                           5,846,517         5,403,247
                                                               ============      ============

Weighted average number of shares
    outstanding - Diluted                                         5,846,517         6,806,841
                                                               ============      ============





     See accompanying notes to condensed consolidated financial statements

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                       Three Months Ended
                                                                                            June 30,
                                                                                 ------------------------------
                                                                                     1998              1997
                                                                                 ------------      ------------
Cash flows from operating activities:
    Net earnings (loss)                                                          $   (113,320)           70,309

    Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
       Depreciation, depletion, amortization                                          357,132           174,976
       Stock issued to officer as compensation                                             --            55,000
       Gain (loss) on sale of assets                                                   (1,692)              724
       Change in current assets and liabilities:
          Accounts and notes receivable                                              (771,884)         (130,016)
          Contract drilling in progress                                               340,412           124,844
          Prepaid expenses                                                             20,350           (38,190)
          Accounts payable                                                            259,319            43,284
          Prepaid drilling contracts                                                  (99,000)               --
          Accrued expenses                                                            (81,992)          (20,248)
                                                                                 ------------      ------------
Net cash provided (used) by operations                                                (90,675)          280,683
                                                                                 ------------      ------------

Cash flows from financing activities:
    Payments of debt                                                                 (177,235)         (157,885)
    Proceeds from notes payable                                                            --            10,500
    Purchase of preferred stock                                                            --           (75,000)
    Payment of dividends                                                              (64,000)               --
    Proceeds from exercise of option                                                      375                --
    Proceeds from issuance of preferred stock                                              --           765,000
                                                                                 ------------      ------------
Net cash provided (used) by financing activities                                     (240,860)          542,615
                                                                                 ------------      ------------

Cash flows from investing activities:
    Purchase of property and equipment                                               (382,010)         (600,097)
    Proceeds from sale of equipment                                                    57,565             1,000
                                                                                 ------------      ------------
Net cash used in investing activities                                                (324,445)         (599,097)
                                                                                 ------------      ------------

Net increase (decrease) in cash                                                      (655,980)          224,201

Beginning cash and cash equivalents                                                 2,586,710           407,755
                                                                                 ------------      ------------

Ending cash and cash equivalents                                                 $  1,930,730           631,956
                                                                                 ============      ============

Equipment purchased with debt                                                              --         1,384,368
Equipment purchased with stock                                                             --           300,000



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

4. At April 1, 1998, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $15,000 (expiring 1999 through 2001) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $14,934,000 (expiring 1999 through 2007) which are also available to reduce future Federal income taxes. A valuation allowance has been established to decrease total gross deferred tax assets (primarily, investment credit tax carryforwards and net operating loss carry forwards) to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets.

5. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by Financial Accounting Standards No. 128:


                                                              Three Months Ended
                                                                 June 30, 1998
                                                                 -------------
                                                                    Weighted
                                                                    Average
                                                    Income           Shares             Per-Share
                                                 (Numerator)      (Denominator)           Amount
                                                  ---------        -----------            ------
Net loss                                          $(113,320)
Less: Preferred stock dividends                     (76,000)
                                                  ---------

Basic EPS
Income available to common
    stockholders - Basic and Diluted              $(189,320)          5,846,517           $(0.03)
                                                  =========           =========           ======



                                                                     Continued

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                                                                                     Three Months Ended
                                                                                        June 30, 1997
                                                                                        -------------
                                                                                          Weighted
                                                                                           Average
                                                                         Income             Shares        Per-Share
                                                                       (Numerator)      (Denominator)       Amount
                                                                        ---------        -----------        ------

Net earnings                                                            $   70,309
Less: Preferred stock dividends                                            (13,333)
                                                                        ----------

Basic EPS
Income available to common stockholders - Basic                             56,976         5,403,247        $ 0.01
                                                                                                            ======

Effect of dilutive securities
Warrants                                                                                     107,434
Options                                                                                      619,237
Preferred stock                                                             13,333           676,923
                                                                        ----------         ---------

Diluted EPS
Income available to common stockholders and
    assumed conversions - Diluted                                       $  70,309          6,806,841       $ 0.01
                                                                        =========          =========       ======



6. At June 30, 1998, short-term debt and current installments of long-term debt were $2,847,576, up from $706,014 at March 31, 1998. The reason for the increase was the reclassification of debt due to its maturity date. The Company has executed several loans with a third party lender which are secured by drilling equipment, transportation equipment and land and improvements. The loans, with payments based on amortization periods of three to seven years, are all due in June, 1999. Per the loan agreements, the loans shall be automatically renewed for successive periods of one year unless paid in full earlier or there is an Event of Default for which no waiver is obtained from the lender. The Company is in violation of the debt service coverage covenant with its lender. As of the filing date of the report, a waiver has not been formally requested. However, the Company has contacted the lender and preliminary discussions have been held regarding issuance of a waiver and restructuring of the covenant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

    Cash and cash equivalents at June 30, 1998 were $1,930,730 compared to $2,586,710 at March 31, 1998. The current ratio at June 30, 1998 was .74 compared to 1.37 at March 31, 1998. Working capital decreased to a deficit of $(1,331,403) at June 30, 1998 from $1,118,907 at March 31, 1998. The primary reason for the decrease in the current ratio and in working capital was the increase in current installments of long term debt. The Company has executed several loans with a third party lender which are secured by drilling equipment, transportation equipment and land and improvements. The loans, with payments based on amortization periods of three to seven years, are all due in June, 1999. Per the loan agreements, the loans shall be automatically renewed for successive periods of one year unless paid in full earlier or there is an Event of Default for which no waiver is obtained from the lender. The Company is in violation of the debt service coverage covenant with its lender. As of the filing date of the report, a waiver has not been formally requested. However, the Company has contacted the lender and preliminary discussions have been held regarding issuance of a waiver and restructuring of the covenant. While there can be no assurance, the Company believes it will

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



be able to obtain a waiver and/or a restructuring of the covenant. Accounts receivable increased to $1,212,806 at 1998 from $440,922 at March 31, 1998. Contract drilling in progress decreased to $625,265 at June 30, 1998 from $965,677 at March 31, 1998.

    Since March 31, 1998, property and equipment costs increased by $272,991. Of this amount, $369,992 was spent on drilling equipment, $10,500 was spent on oil and gas properties and $1,518 was spent on transportation equipment. Drilling equipment of $109,019 was sold during the three months ended June 30, 1998.

    Debt obligations in the form of notes payable, both short term and long term, decreased by $177,235 from March 31, 1998 to June 30, 1998. Accounts payable at June 30, 1998 were $1,909,277, an increase of $259,319 from $1,649,958 at March 31, 1998. Accrued expenses decreased to $437,021 at June 30, 1998 from $533,450 at March 31, 1998.

Results of Operations
---------------------

    Contract drilling revenue for the quarter ended June 30, 1998 was $4,185,878 compared to $2,005,140 in the same quarter a year earlier. This increase in drilling revenue was the result of an increase in drilling days. In the current quarter, the Company had 400 drilling days compared to 282 drilling days in the same quarter in fiscal 1998. The primary reason for the increase in the number of drilling days was the utilization of six rigs during the current quarter compared to four rigs in the same quarter in fiscal 1998. The rig utilization rate for the current quarter was 73% compared to 75% in the same quarter a year earlier. The average daily drilling rate increased to $10,465 from $7,110 in the corresponding quarter of fiscal 1998. This increase in the average daily drilling rate was the result of a change in the type of drilling contracts completed and a small increase in day rates charged on drilling contracts. In the current quarter, 56% of drilling revenue came from turnkey contracts--contracts which typically command the highest daily drilling rates--and 44% of drilling revenue came from daywork contracts--contracts which typically command the lowest daily drilling rates. In the same quarter in fiscal 1998, 88% of drilling revenue came from daywork contracts while only 4% came from turnkey contracts.

    Oil and gas revenue for the quarter ended June 30, 1998 was $51,133 compared to $87,981 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to lower prices for both oil and gas. In the current quarter, the average prices received by the Company were $12.42 per barrel of oil and $2.12 per mcf of gas. In the same quarter in fiscal 1998, the Company received $25.25 per barrel of oil and $3.02 per mcf of gas. In the current quarter, production was the equivalent of 4,095 barrels of oil while in the same quarter a year earlier production was the equivalent of 4,051 barrels of oil.

    Total operating costs and expenses for the quarter ended June 30, 1998 were $4,309,969, up $2,287,645, from operating costs and expenses of $2,022,324 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $2,127,013 in the quarter ended June 30, 1998. Average drilling costs per day in the current quarter were $9,317 compared to $5,673 in the same quarter a year earlier. The average daily drilling margin decreased to $1,148 in the current quarter from $1,437 in the same quarter a year earlier. The primary reason for the decrease in the average daily drilling margin was a loss of approximately $225,000 incurred on a turnkey drilling contract. Additionally, the Company encountered problems on another turnkey contract entered into subsequent to June 30, 1998 which will result in a loss on that contract. The loss will be reported in the financial statements for the second fiscal quarter. Oil and gas costs and expenses were $56,925 in the quarter ended June 30, 1998 compared with $48,919 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $357,132 in the quarter ended June 30, 1998 from $174,976 in the quarter ended June 30, 1997. This increase was the result of increased depreciation expense due to the addition of equipment since June, 1997. General and administrative expenses decreased to $169,020 in the current quarter from $198,550 in the same quarter a year earlier. This decrease was primarily the result of decreased payroll costs.

    Other income and expense decreased to $(62,318) in the current quarter from $(42,020) in the same quarter a year earlier, primarily due to increased interest expense.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Accounting Matters
------------------

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


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

    In the current quarter, the Company settled a lawsuit with one of its customers, National Energy Group, Inc. This case arose out of a dispute over billing for work performed under a daywork contract. A jury found in favor of the Company in August, 1997. However, the customer appealed the verdict. In June, 1998, a settlement of the case was negotiated. Per the terms of the settlement, the Company received $213,000 from National Energy Group, Inc. and each of the parties agreed to release the other from all claims related to the lawsuit. The Company's financial statements for the current quarter reflect the settlement of this case which did not result in any gain or loss.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits.
             ---------
             None.

        (b)  Reports on Form 8-K.
             --------------------
             None

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOUTH TEXAS DRILLING &
                                              EXPLORATION, INC.



                                            /s/ Robert R. Marmor
                                            -----------------------------------
                                            Robert R. Marmor
                                            Chairman of the Board

Dated:  August 10, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           Signature                          Title                            Date
           ---------                          -----                            ----

/s/Robert R. Marmor                           Chairman of the Board            August 10, 1998
----------------------------
Robert R. Marmor



/s/Wm. Stacy Locke                            President and Chief              August 10, 1998
----------------------------                  Executive Officer and
Wm. Stacy Locke                               Director



/s/Chris F. Parma
----------------------------                  Vice President and               August 10, 1998
Chris F. Parma                                Chief Financial Officer



                                EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27                       Financial Data Schedule