Form 10-Q
period 1998-09-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1998-11-16
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from N/A ________ to ________

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A
                                                             Yes     No
                                                                 ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.




         Class                                  Outstanding at November 4, 1998
         -----                                  -------------------------------
Common Stock, $.10 par value                             5,900,784

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         September 30,     March 31,
                                                             1998            1998
                                                         -----------     -----------
  ASSETS
Current Assets:
  Cash                                                   $ 2,053,215       2,586,710
  Receivables                                              1,627,261         440,922
  Contract drilling in progress                              289,500         965,677
  Prepaid expenses                                           239,817         114,020
                                                         -----------     -----------
      Total current assets                                 4,209,793       4,107,329
                                                         -----------     -----------

Property and equipment                                    17,533,385      16,968,191
Accumulated depreciation, depletion and amortization       9,263,931       8,573,771
                                                         -----------     -----------
Net property and equipment                                 8,269,454       8,394,420
                                                         -----------     -----------

      Total assets                                       $12,479,247      12,501,749
                                                         ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)



                                                                                   September 30,       March 31,
                                                                                       1998              1998
                                                                                   ------------      ------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                  $     30,000            60,000
  Current installments, long-term debt                                                  459,283           646,014
  Accounts payable                                                                    2,874,608         1,649,958
  Prepaid drilling contracts                                                               --              99,000
  Accrued expenses                                                                      590,371           533,450
                                                                                   ------------      ------------
      Total current liabilities                                                       3,954,262         2,988,422

Long-term debt                                                                        2,559,190         2,696,919
                                                                                   ------------      ------------

Total liabilities                                                                     6,513,452         5,685,341
                                                                                   ------------      ------------

Shareholders' equity:
  Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value. Authorized 400,000 shares; issued and outstanding
      400,000 shares at September 30, and at March 31, 1998                             800,000           800,000
  Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value.  Authorized 184,615 shares;
      issued and outstanding 184,615 shares at September 30, and at
      March 31, 1998                                                                  2,999,994         2,999,994
  Common stock, $.10 par value.  Authorized 15,000,000 shares;
      issued 5,900,784 at September 30, and 6,171,964 at March 31, 1998                 590,078           617,196
  Additional paid-in capital                                                         16,254,031        16,337,006
  Retained earnings (deficit)                                                       (14,678,308)      (13,800,883)
                                                                                   ------------      ------------
                                                                                      5,965,795         6,953,313
  Less treasury stock, at cost, no shares at September 30, and
      339,767 shares at March 31, 1998                                                     --             136,905
                                                                                   ------------      ------------
      Total shareholders' equity                                                      5,965,795         6,816,408
                                                                                   ------------      ------------
Total liabilities and shareholders' equity                                         $ 12,479,247        12,501,749
                                                                                   ============      ============

See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended                 Six Months Ended
                                                        September 30,                      September 30,
                                                 ----------------------------      ----------------------------
                                                    1998             1997             1998             1997
                                                 -----------      -----------      -----------      -----------
Revenues:
    Contract drilling                            $ 3,713,777      $ 5,821,886        7,899,655        7,827,026
    Oil and gas                                       44,518           82,035           95,651          170,016
    Management fees and other                         24,262           27,414           50,018           68,946
                                                 -----------      -----------      -----------      -----------
    Total operating revenues                       3,782,557        5,931,335        8,045,324        8,065,988
                                                 -----------      -----------      -----------      -----------

Costs and expenses:
    Contract drilling                              3,605,264        4,526,427        7,332,156        6,126,306
    Oil and gas                                       62,911           35,437          119,836           84,356
    Depreciation, depletion and amortization         385,580          262,878          742,712          437,854
    General and administrative                       216,391          202,844          385,411          401,394
                                                 -----------      -----------      -----------      -----------
    Total operating costs and expenses             4,270,146        5,027,586        8,580,115        7,049,910
                                                 -----------      -----------      -----------      -----------

Earnings (loss) from operations                     (487,589)         903,749         (534,791)       1,016,078
                                                 -----------      -----------      -----------      -----------

Other income (expense):
    Interest expense                                 (85,530)         (73,210)        (175,388)        (119,345)
    Interest income                                   28,109            7,489           55,649           12,328
    Gain (loss) on sale of assets                    (41,265)          13,972          (41,265)          13,248
                                                 -----------      -----------      -----------      -----------
    Total other income (expense)                     (98,686)         (51,749)        (161,004)         (93,769)
                                                 -----------      -----------      -----------      -----------

Earnings (loss) before income taxes                 (586,275)         852,000         (695,795)         922,309
Income taxes                                          25,830             --             29,630             --
                                                 -----------      -----------      -----------      -----------
Net earnings (loss)                                 (612,105)         852,000         (725,425)         922,309
Preferred stock dividend requirements                 76,000           13,333          152,000           29,333
                                                 -----------      -----------      -----------      -----------
Net earnings (loss) applicable to common
    stockholders                                 $  (688,105)         838,667         (877,425)         892,976
                                                 ===========      ===========      ===========      ===========
Earnings (loss) per common-Basic                 $     (0.12)            0.14            (0.15)            0.16
                                                 ===========      ===========      ===========      ===========
Earnings (loss) per common share - Diluted       $     (0.12)            0.11            (0.15)            0.13
                                                 ===========      ===========      ===========      ===========

Weighted average number of shares
    outstanding-Basic                              5,900,784        5,808,194        5,873,799        5,606,828
                                                 ===========      ===========      ===========      ===========
Weighted average number shares
    outstanding-Diluted                            5,900,784        7,759,506        5,873,799        7,339,499
                                                 ===========      ===========      ===========      ===========


See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                Six Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                             1998              1997
                                                                          -----------      -----------
Cash flows from operating activities:
    Net earnings                                                          $  (725,425)         922,309
    Adjustments to reconcile net earnings to net cash provided (used)
       by operating activities:
       Depreciation, depletion, amortization                                  742,712          437,854
       Stock issued to directors and employees as compensation                   --             55,000
       Gain (loss) on sale of assets                                           41,265          (13,248)
       Changes in current assets and liabilities:
          Accounts and notes receivable                                    (1,186,339)      (1,296,235)
          Contract drilling in progress                                       676,177         (371,979)
          Prepaid expenses                                                   (125,797)         (45,539)
          Accounts payable                                                  1,224,650        1,114,138
          Prepaid drilling contracts                                          (99,000)            --
          Accrued expenses                                                     (4,642)         248,612
                                                                          -----------      -----------
Net cash provided by operations                                           $   543,601        1,050,912
                                                                          -----------      -----------
Cash flows from financing activities:
    Payments of debt                                                      $  (354,460)        (275,270)
    Proceeds from notes payable                                                  --             10,500
    Payment of dividends on preferred stock                                   (64,000)            --
    Purchase of preferred stock                                                  --            (75,000)
    Proceeds from issuance of preferred stock                                    --            765,000
    Proceeds from exercise of warrants and options                                375             --
                                                                          -----------      -----------
Net cash provided (used) by financing activities                             (418,085)         425,230
                                                                          -----------      -----------

Cash flows from investing activities:
    Purchase of property and equipment                                       (717,376)      (1,327,304)
    Proceeds from sale of equipment                                            58,365           36,449
                                                                          -----------      -----------
Net cash used in investing activities                                        (659,011)      (1,290,855)
                                                                          -----------      -----------

Net increase (decrease) in cash                                              (533,495)        (865,625)

Beginning cash and cash equivalents                                         2,586,710          407,755
                                                                          -----------      -----------

Ending cash and cash equivalents                                          $ 2,053,215          593,042
                                                                          ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)



                                              Six Months Ended
                                               September 30,
                                             -------------------
                                             1998           1997
                                             ----           ----
Supplementary Disclosure:
    Equipment purchased with debt             --        1,384,368
    Equipment purchased with stock            --          300,000
    Common stock issued to directors        26,437           --
    Retirement of treasury stock          (136,905)          --
    Interest paid                          175,708        117,852
    Income taxes paid                       26,100         11,000


See accompanying notes to condensed consolidated financial statements.

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

3. The Company uses the asset and liability method of Statement 109 for accounting for income taxes. Pursuant to this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

4. At April 1, 1998, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $15,000 (expiring 1999 through 2001) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $14,934,000 (expiring 1999 through 2007) which are also available to reduce future Federal income taxes. A valuation allowance has been established due to the uncertainty of the realization of the deferred tax asset created by the net operating loss carryforward.

5. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by Financial Accounting Standards No. 128:


                                                        Three Months Ended
                                                        September 30, 1998
                                                        ------------------
                                                             Weighted
                                                             Average
                                               Income         Shares     Per-Share
                                             (Numerator)   (Denominator)   Amount
                                             ----------     -----------    ------
Net loss                                     $(612,107)
Less: preferred stock dividends                (76,000)
                                             ---------
Basic EPS
Income available to common
        stockholders - Basic and Diluted     $(688,107)     5,900,784     $(0.12)
                                             =========      =========     ======

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




                                                                             Three Months Ended
                                                                              September, 1997
                                                                             ----------------
                                                                                   Weighted
                                                                                   Average
                                                                 Income            Shares            Per-Share
                                                               (Numerator)      (Denominator)          Amount
                                                              -----------        ------------        ---------
Net earnings                                                  $  852,000
Less: Preferred stock dividends                                  (13,333)
                                                              ----------

Basic EPS
Income available to common stockholders - Basic                  838,667          5,808,194         $    0.14
                                                                                                    =========


Effect of dilutive securities
Warrants                                                                            123,564
Options                                                                           1,027,748
Preferred stock                                                   13,333            800,000
                                                               ---------          ---------

Diluted EPS
Income available to common stockholders and
        assumed conversions - Diluted                          $ 852,000          7,759,506          $   0.11
                                                               =========          =========          ========



                                                                         Six Months Ended
                                                                         September, 1998
                                                                         ----------------
                                                                                   Weighted
                                                                                   Average
                                                                Income             Shares          Per-Share
                                                              (Numerator)       (Denominator)        Amount
                                                              ----------        ------------       ----------
Net earnings                                                  $(725,425)
Less: Preferred stock dividends                                (152,000)
                                                              ---------
Basic EPS
Income available to common
        stockholders - Basic and Diluted                      $(877,425)          5,873,799        $(0.15)
                                                              =========           =========        ======

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                                                                         Six Months Ended
                                                                          September, 1997
                                                                         -----------------
                                                                             Weighted
                                                                             Average
                                                           Income            Shares          Per-Share
                                                         (Numerator)      (Denominator)       Amount
                                                         ----------       ------------        ------
Net earnings                                            $  922,309
Less: Preferred stock dividends                           (29,333)
                                                        ----------

Basic EPS
Income available to common stockholders - Basic            892,976          5,606,828        $   0.16
                                                                                             ========

Effect of dilutive securities
Warrants                                                                      118,253
Options                                                                       875,620
Preferred stock                                             29,333            738,798
                                                        ----------          ---------

Diluted EPS
Income available to common stockholders and
        assumed conversions - Diluted                   $  922,309          7,339,499       $    0.13
                                                        ==========          =========       =========

6. At September 30, 1998, short-term debt and current installments of long-term debt were $489,283, down from $706,014 at March 31, 1998. At September 30, 1998, the Company was in violation of the debt service coverage covenant with its lender; however, in early November, 1998, the Company refinanced its debt with the lender extending the loan maturities to November, 2000. In addition, the lender agreed to reduce the interest rate, redefine several items pertinent to the calculation of covenants and waive past violations of the debt service covenant. The current maturities of long-term debt at September 30, 1998, have been classified in accordance with the terms of the refinanced debt agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        Cash and cash equivalents at September 30, 1998 were $2,053,215 compared to $2,586,710 at March 31, 1998. The current ratio at September 30, 1998 was
1.06 compared to 1.37 at March 31, 1998. Working capital decreased to $255,531 at September 30, 1998 from $1,118,907 at March 31, 1998. Accounts receivable increased to $1,627,261 at September 30, 1998 from $440,922 at March 31, 1998. Contract drilling in progress decreased to $289,500 at September 30, 1998 from $965,677 at March 31, 1998. The substantial increase in accounts receivable and the corresponding decrease in contract drilling in progress at September 30, 1998 compared to March 31, 1998, was due to the completion of several drilling contracts near the end of the current quarter.

        The Company had executed several loans with a third party lender which were secured by drilling equipment, transportation equipment and land and improvements. The loans, with payments based on amortization periods of three

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

to seven years, were scheduled to mature in June, 1999, and the Company, at September 30, 1998, was in violation of the debt service coverage covenant with its lender. However, in early November, 1998, the Company refinanced its debt with the lender creating one note which matures in November, 2000. In addition, the lender agreed to reduce the interest rate, redefine several items pertinent to the calculation of covenants and waive past violations of the debt service covenant. According to the terms of the refinanced debt agreement, the loan carries an interest rate of prime (8.00% at September 30, 1998) plus 1.75%; and is payable in equal monthly installments of principal, based on a seven-year amortization, plus interest. The loan also provides for an early prepayment penalty of 2% in the first year of the loan and 1% thereafter.

        Since March 31, 1998, property and equipment costs increased by a net of $565,194. Of this amount, $673,099 was spent on drilling equipment, $16,437 was spent on transportation equipment, $1,051 was spent on furniture and fixtures and $21,784 was spent on investment in oil and gas properties. Drilling equipment of $139,677 and transportation equipment of $7,500 were sold or disposed of during the six months ended September 30, 1998.

        Debt obligations in the form of notes payable, both short term and long term, decreased by $354,460 from March 31, 1998 to September 30, 1998. Accounts payable at September 30, 1998 were $2,874,608, an increase of $1,224,650 from $1,649,958 at March 31, 1998. The primary reason for this increase was the higher costs associated with turnkey contracts. Accrued expenses increased to $590,371 at September 30, 1998 from $533,450 at March 31, 1998.

        During the quarter ended September 30, 1998, the Company retired 339,767 shares of treasury stock.

Results of Operations

        Contract drilling revenue for the quarter ended September 30, 1998 was $3,713,777 compared to $5,821,886 in the same quarter a year earlier. This decrease in drilling revenue was the result of a decrease in drilling days and decreased dayrates caused by the downturn in drilling activity in the Company's area of operations. In the current quarter, the Company had 330 drilling days compared to 518 drilling days in the same quarter in fiscal 1998. The rig utilization rate for the current quarter was 60% compared to 83% in the same quarter a year earlier. The reasons for the decrease in the number of drilling days in the current quarter were the utilization of six rigs in the current quarter compared to seven rigs in the same quarter in fiscal 1998 and the decreased utilization rate. Even though dayrates decreased, the average revenues per drilling day increased to $11,254 from $11,239 in the corresponding quarter of fiscal 1998. This increase was due to more revenue being earned from turnkey contracts in the current quarter (61%) compared to the same quarter a year earlier (42%).

        Oil and gas revenue for the quarter ended September 30, 1998 was $44,518 compared to $82,035 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to lower production of both oil and gas and lower average prices for both oil and gas. In the current quarter, production was the equivalent of 3,949 barrels of oil while in the same quarter a year earlier production was the equivalent of 4,920 barrels of oil. In the current quarter, the average prices received by the Company were $11.73 per barrel of oil and $1.85 per mcf of gas compared to $18.51 per barrel of oil and $2.52 per mcf of gas in the same quarter in fiscal 1998.

        Total operating costs and expenses for the quarter ended September 30, 1998 were $4,270,148, down $757,438, from operating costs and expenses of $5,027,586 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs decreased $921,163 in the quarter ended September 30, 1998. Average drilling costs per day in the current quarter were $10,925 compared to $8,738 in the same quarter a year earlier. The average daily drilling margin decreased to $329 in the current quarter from $2,501 in the same quarter a year earlier. The primary reasons for the decrease in the average drilling margin were a loss of approximately $396,000 incurred on a turnkey drilling contract and the decreased dayrates. Oil and gas costs and expenses were $62,911 in the quarter ended September 30, 1998 compared with $35,437 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $385,580 in the quarter ended September 30, 1998 from $262,878 in the quarter ended September 30, 1997. This increase was the result of increased depreciation expense due to the addition of equipment since September 30, 1997. General and administrative expenses increased to $216,393 in the current quarter from $202,844 in the same

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

quarter a year earlier. In the current quarter, legal and professional fees incurred in an unsuccessful merger transaction were approximately $53,000.

        Other income and expense increased to $98,686 of net expenses in the current quarter from $51,749 of net expenses in the same quarter a year earlier, primarily due to increased interest expense.

        Contract drilling revenue for the six months ended September 30, 1998 was $7,899,655 compared to $7,827,026 in the same period in fiscal 1998. This increase in drilling revenue was the result of more contracts being drilled on a turnkey basis in the current year, 58% of total revenue, compared to the same period in fiscal 1998, 32% of total revenue. In the six months ended September 30, 1998, the Company had 730 drilling days compared to 820 drilling days in the same period in fiscal 1998. The rig utilization rate for the six months ended September 30, 1998, was 66% compared to 81% in the same period in fiscal 1998. Average revenues per drilling day were $10,821 compared to $9,545 in the same period in fiscal 1998.

        Oil and gas revenue for the six months ended September 30, 1998 was $95,651 compared to $170,016 in the same period a year earlier. This decrease in revenue in the current year was due to lower production and lower average prices for both oil and gas. In the current year, production was the equivalent of 8,044 barrels of oil while in the same period in the prior year production was the equivalent of 8,971 barrels of oil. In the current year, the average prices received by the Company were $12.10 per barrel of oil and $1.98 per mcf of gas compared to $21.69 per barrel of oil and $2.73 per mcf of gas in the same period in fiscal 1998.

        Total operating costs and expenses for the six months ended September 30, 1998 were $8,580,115, up $1,530,205, from operating costs and expenses of $7,049,910 in the same period a year earlier. Drilling costs increased $1,205,850 in the current year when compared to the same period in fiscal 1998. Average drilling costs per day in the current year were $10,044 compared to $7,471 in the same period a year earlier. The increase in average daily drilling costs resulted from the drilling of more contracts on a turnkey basis and losses of approximately $621,000 on two turnkey contracts in the current year. Oil and gas costs and expenses were $119,836 in the six months ended September 30, 1998 compared with $84,356 in the same period a year earlier. Depreciation, depletion and amortization costs increased to $742,712 in the six months ended September 30, 1998 from $437,854 in the same period in fiscal 1998. General and administrative expenses decreased to $385,411 in the six months ended September 30, 1998 from $401,394 in the same period in fiscal 1998.

        Other income and expense increased to $161,004 of net expenses in the six months ended September 30, 1998 from $93,769 of net expenses in the same period a year earlier.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

after December 15, 1997. The Company believes that the reporting requirements regarding segments of an enterprise will not materially impact the manner of presentation of its financial statements.

Year 2000

        In fiscal 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The provider of the Company's accounting software states that the software has been year 2000 compliant since December, 1996 and limited testing performed by the Company in the current quarter supports the statement. Other software packages, such as spreadsheets and word processing have also been tested on a limited basis and were found to be year 2000 compliant. The Company does not expect to incur any material expenses relating to year 2000 compliance. If the Company were to take no action in dealing with the potential problem, management believes the Company would still be able to continue its operations. The Company does not rely on any computer-driven equipment to perform its drilling operations. If any equipment were to be affected, it would be in the general and administrative area, primarily accounting and document preparation. These activities could be performed manually until the computer-related problems could be remedied.


                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             On September 14, 1998 the Company became a co-defendant in Raymond Keyser V. Administrative Resources, Ltd., Creative Employment concepts, Inc., and South Texas Drilling, in the 288th Judicial District, Bexar County, Texas. The Plaintiff is claiming that the named defendants terminated his employment as a retaliatory discharge in violation of Tex.Lab.Code Ann. ss.451.001, et seq. because he filed a workers' compensation claim under the Workers' Compensation Act. Although no specific damages have been alleged, the damages allowed under this cause of action are "reasonable" damages. Case law has interpreted reasonable damages to include actual back wages and benefits, future wages and benefits, compensatory damages, exemplary or punitive damages and attorneys' fees and costs.

             The Company will defend on the grounds that (1) Plaintiff was not an employee of the company but was an employee of one and/or both of the other named defendants; (2) Plaintiff was terminated by one of the other defendants; and (3) the Company was a nonsubscriber to workers' compensation insurance as of the date of the alleged on the job injury and Plaintiff's filing of a workers' compensation claim, and as such it cannot be sued under Tex.Lab.Code Ann. ss.451.001, et. seq.

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


                                      SOUTH TEXAS DRILLING & EXPLORATION, INC.




                                      /s/ Robert R. Marmor
                                      -----------------------------------------
                                      Robert R. Marmor
                                      Chairman of the Board

Dated:  November 4, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                                  Title                        Date
   ---------                                 -------                       -----

/s/Robert R. Marmor
------------------------------          Chairman of the Board         November 4, 1998
Robert R. Marmor


/s/Wm. Stacy Locke
------------------------------          President and Chief
Wm. Stacy Locke                         Executive Officer             November 4, 1998


/s/Chris F. Parma
------------------------------          Chief Financial Officer       November 4, 1998
Chris F. Parma

                                 EXHIBIT INDEX

               Exhibit
               Number             Description
               -------            -----------
                  27     Financial Data Schedule