Form 10-Q
period 1998-12-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1999-02-12
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998

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

    -------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

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

                                                              Yes     No
                                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


               Class                   Outstanding at February 11, 1999
               -----                   --------------------------------
Common Stock, $.10 par value                   6,000,784

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets


                                                                 December 31,        March 31,
    ASSETS                                                           1998              1998
                                                                 ------------      ------------
Current Assets:
    Cash                                                         $  1,080,240         2,586,710
    Receivables                                                     1,559,531           440,922
    Contract drilling in progress                                     146,490           965,677
    Prepaid expenses                                                  305,434           114,020
                                                                 ------------      ------------
       Total current assets                                         3,091,695         4,107,329
                                                                 ------------      ------------

Property and equipment                                             17,585,420        16,968,191
Accumulated depreciation, depletion and amortization                9,830,604         8,573,771
                                                                 ------------      ------------
Net property and equipment                                          7,754,816         8,394,420
                                                                 ------------      ------------
    Total assets                                                   10,846,511        12,501,749
                                                                 ============      ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                                    15,000            60,000
    Current installments, long-term debt                              449,002           646,014
    Accounts payable                                                1,685,522         1,649,958
    Prepaid drilling contracts                                        302,950            99,000
    Accrued expenses                                                  580,404           533,450
                                                                 ------------      ------------
       Total current liabilities                                    3,032,878         2,988,422

Long term debt                                                      2,465,509         2,696,919
                                                                 ------------      ------------
    Total liabilities                                               5,498,387         5,685,341
                                                                 ------------      ------------
Shareholders' equity:
    Preferred stock, Series A, 8%, Cumulative, convertible,
       $2.00 redemption and liquidation value. Authorized
       400,000 shares; issued and outstanding 400,000
       shares at  December 31, and at March 31, 1998.                 800,000           800,000
    Preferred stock, Series B, 8%, cumulative, convertible,
       $16.25 redemption and liquidation value. Authorized
       184,615 shares; issued and outstanding 184,615 shares
       at December 31 and at March 31, 1998.                       2,999,994         2,999,994
    Common stock, $0.10 par value
       Authorized 15,000,000 shares; issued and out-
       standing 6,000,784 at December 31 and
       6,171,964 at March 31, 1998.                                   600,078           617,196
Additional paid-in capital                                         16,259,031        16,337,006
Retained earnings (deficit)                                       (15,310,979)      (13,800,883)
                                                                 ------------      ------------
                                                                    5,348,124         6,953,313
Less Treasury stock, at cost, no shares at December 31, and
    339,767 shares at March 31, 1998.                                      --           136,905
                                                                 ------------      ------------
Total shareholders' equity                                          5,348,124         6,816,408
                                                                 ------------      ------------
Total Liabilities and shareholders equity                        $ 10,846,511        12,501,749
                                                                 ============      ============


See accompanying notes to condensed consolidated financial statements

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended                    Nine Months Ended
                                                            December 31,                          December 31,
                                                   ------------------------------        ------------------------------
                                                       1998               1997               1998               1997
                                                   -----------        -----------        -----------        -----------
Revenues:
    Contract Drilling                              $ 2,053,809          5,475,953          9,953,464         13,302,979
    Oil and gas                                         36,690             84,759            132,341            254,775
    Management fees and other                           25,390             24,123             75,408             93,069
                                                   -----------        -----------        -----------        -----------
    Total operating revenues                         2,115,889          5,584,835         10,161,213         13,650,823
                                                   -----------        -----------        -----------        -----------

Costs and expenses:
    Contract drilling                                1,758,234          4,904,168          9,090,390         11,030,474
    Oil and gas                                         35,348             42,170            155,184            126,526
    Depreciation, depletion and amortization           579,646            310,513          1,322,358            748,367
    General and administrative                         241,759            204,809            627,170            606,203
                                                   -----------        -----------        -----------        -----------
    Total operating costs and expenses               2,614,987          5,461,660         11,195,102         12,511,570
                                                   -----------        -----------        -----------        -----------

Earnings (loss) from operations                       (499,098)           123,175         (1,033,889)         1,139,253
                                                   -----------        -----------        -----------        -----------

Other income (expense):
    Interest expense                                   (75,205)           (91,349)          (250,593)          (210,694)
    Interest income                                     20,951              6,007             76,600             18,335
    Gain (loss) on sale of assets                       (4,718)                --            (45,983)            13,248
                                                   -----------        -----------        -----------        -----------
    Total other income (expense)                       (58,972)           (85,342)          (219,976)          (179,111)
                                                   -----------        -----------        -----------        -----------

Earnings (loss) before income taxes                   (558,070)            37,833         (1,253,865)           960,142
Income taxes                                            (1,399)            20,000             28,231             20,000
                                                   -----------        -----------        -----------        -----------
Net earnings (loss)                                   (556,671)            17,833         (1,282,096)           940,142
Preferred stock dividend requirements                   76,000             16,000            228,000             45,333
                                                   -----------        -----------        -----------        -----------
Net earnings (loss) applicable to common
    stockholders                                   $  (632,671)             1,833         (1,510,096)           894,809
                                                   ===========        ===========        ===========        ===========

Earnings (loss) per common share-Basic             $     (0.11)              0.00              (0.26)              0.16
                                                   ===========        ===========        ===========        ===========

Earnings (loss) per common share-Diluted           $     (0.11)              0.00              (0.26)              0.12
                                                   ===========        ===========        ===========        ===========

Weighted average number of shares
    outstanding-Basic                                5,993,175          5,814,107          5,913,736          5,676,173
                                                   ===========        ===========        ===========        ===========

Weighted average number of shares
    outstanding-Diluted                              5,993,175          7,929,049          5,913,736          7,579,286
                                                   ===========        ===========        ===========        ===========



See accompanying notes to condensed consolidated financial statements

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                     Nine Months Ended
                                                                        December 31,
                                                               ------------------------------
                                                                  1998               1997
                                                               -----------        -----------
Cash flows from operating activities:
    Net earnings (loss)                                        $(1,282,096)           940,142
Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
    Depreciation, depletion, amortization                        1,322,358            748,367
    Stock issued to directors as compensation                           --             55,000
    Gain (loss) on sale of assets                                   45,983            (13,248)
    Changes in current assets and liabilities:
       Accounts and note receivable                             (1,118,609)        (2,101,673)
       Contract drilling in progress                               819,187           (517,777)
       Prepaid expenses                                           (191,413)            62,605
       Accounts payable                                             35,564          1,675,882
       Prepaid drilling contracts                                  203,950            602,652
       Accrued expenses                                            (90,609)           231,503
                                                               -----------        -----------
Net cash provided (used) by operations                            (255,685)         1,683,453
                                                               -----------        -----------

Cash flows from financing activities:
    Payments of debt                                              (473,422)          (579,701)
    Proceeds from notes payable                                         --            171,236
    Payment of dividends on preferred stock                        (64,000)                --
    Purchase of preferred stock                                         --            (75,000)
    Proceeds from issuance of preferred stock                           --            765,000
    Proceeds from exercise of warrants and options                  15,375             14,500
                                                               -----------        -----------
Net cash provided (used) by financing activities                  (522,047)           296,035
                                                               -----------        -----------

Cash flows from investing activities:
    Purchase of property and equipment                            (787,103)        (1,960,488)
    Proceeds from sale of equipment                                 58,365            223,868
                                                               -----------        -----------
Net cash used by investing activities                             (728,738)        (1,736,620)
                                                               -----------        -----------

Net increase (decrease) in cash                                 (1,506,470)           242,868

Beginning cash and cash equivalents                              2,586,710            407,755
                                                               -----------        -----------

Ending cash and cash equivalents                               $ 1,080,240            650,623
                                                               ===========        ===========

Supplementary Disclosure:
    Equipment purchased with debt                                       --          2,549,118
    Equipment purchased with stock                                      --            300,000
    Common stock issued to directors                                26,437                 --
    Retirement of treasury stock                                  (136,905)                --
    Interest paid                                                  250,969            209,391
    Income taxes paid                                               86,592             11,000


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

4. At April 1, 1998, the Company had investment tax credit carryforwards for Federal income tax purposes of approximately $15,000 (expiring 1999 through 2001) which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $14,934,000 (expiring 1999 through 2007) which are also available to reduce future Federal income taxes. A valuation allowance has been established due to the uncertainty of the realization of the deferred tax asset created by the investment tax credit and the net operating loss carryforwards.

5. Subsequent to the end of the current quarter but prior to the issuance of these statements, the Company sold its interest in the nineteen oil wells which the Company had been operating in the Serbin field of south central Texas for $285,000 cash. During the current quarter, due to low oil and gas prices, the Company wrote down the value of the oil and gas properties to approximate market value. Because of the write down the sale of the properties in the fourth quarter of fiscal 1999 will not have a significant impact on the Company's net income.

6. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by FAS 128:


                                                                                Three Months Ended
                                                                                December 31, 1998
                                                                                ------------------
                                                                                     Weighted
                                                                                     Average
                                                                  Income              Shares
                                                               (Numerator)         (Denominator)        Per-Share Amount
                                                             --------------        -------------        ----------------
Net loss                                                     $     (556,671)
Less: Preferred stock dividends                                     (76,000)
                                                             --------------

Basic EPS
Income available to common stockholders
     Basic and Diluted                                       $     (632,671)          5,993,175          $    (0.11)
                                                             ==============         ===========          ==========

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES





                                                                                Three Months Ended
                                                                                December 31, 1997
                                                                                ------------------
                                                                                     Weighted
                                                                                     Average
                                                                  Income              Shares
                                                               (Numerator)         (Denominator)        Per-Share Amount
                                                             --------------        -------------        ----------------
Net earnings                                                 $    17,833
Less: Preferred stock dividends                                  (16,000)
                                                             -----------

Basic EPS
Income available to common stockholders-Basic                      1,833              5,814,107           $       0.00
                                                                                                          ============

Effect of Dilutive Securities
Warrants                                                                                128,007
Options                                                                               1,186,935
Preferred stock                                                   16,000                800,000
                                                             -----------            -----------

Diluted EPS
Income available to common stockholders and
     assumed conversions-Diluted                             $    17,833              7,929,049           $       0.00
                                                             ===========            ===========           ============





                                                                                Nine months Ended
                                                                                December 31, 1998
                                                                                -----------------
                                                                                     Weighted
                                                                                     Average
                                                                Income                Shares
                                                              (Numerator)          (Denominator)        Per Share Amount
                                                             --------------        -------------        ----------------
Net (loss)                                                   $(1,282,096)
Less: Preferred stock dividends                                 (228,000)
                                                             -----------

Basic EPS
Income available to common stockholders
     Basic and Diluted                                        (1,510,096)             5,913,736           $      (0.26)
                                                             ===========            ===========           ============

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



                                                                      Nine Months Ended
                                                                      December 31, 1997
                                                                      -----------------
                                                                          Weighted
                                                                         Average
                                                       Income            Shares
                                                     (Numerator)      (Denominator)    Per-Share Amount
                                                     -----------      -------------    -----------------
Net earnings                                         $  940,142
Less: Preferred stock dividends                         (45,333)
                                                     ----------

Basic EPS
Income available to common stockholders-Basic           894,809          5,676,173       $   0.16
                                                                                         ========

Effect of dilutive securities
Warrants                                                                   123,568
Options                                                                  1,020,272
Preferred stock                                          45,333            759,273
                                                     ----------        -----------

Diluted EPS
Income available to common stockholders and
     assumed conversions-Diluted                     $  940,142          7,579,286       $   0.12
                                                     ==========        ===========       ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1998 were $1,080,240 compared to $2,586,710 at March 31, 1998. The current ratio at December 31, 1998 was 1.02 compared to 1.37 at March 31, 1998. Working capital decreased to $58,819 at December 31, 1998 from $1,118,907 at March 31, 1998. Accounts receivable increased to $1,559,531 at December 31, 1998 from $440,922 at March 31, 1998.
Contract drilling in progress decreased to $146,490 at December 31, 1998 from $965,677 at March 31, 1998. The substantial increase in accounts receivable and the corresponding decrease in contract drilling in progress at December 31, 1998 compared to March 31, 1998 was due to the completion of several drilling contracts near the end of the current quarter.

     The Company had executed several loans with a third party lender which were secured by drilling equipment, transportation equipment and land and improvements. The loans, with payments based on amortization periods of three to seven years, were scheduled to mature in June, 1999. In November, 1998, the Company refinanced its debt with the lender creating one note which matures in November, 2000. In addition, the lender agreed to reduce the interest rate, redefine several items pertinent to the calculation of covenants and waive past violations of the debt service coverage covenant. According to the terms of the refinanced debt agreement, the loan carries an interest rate of prime (7.75% at December 31, 1998) plus 1.75%; and is payable in equal monthly installments of principal, based on a seven-year amortization, plus interest. The loan also provides for an early prepayment penalty of 2% in the first year of the loan and 1% thereafter. At December 31, 1998, the Company had obtained a waiver with respect to the total debt service coverage covenant and was in compliance with all other negative and affirmative covenants on this note.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




     Since March 31, 1998, the Company has spent a net of $617,229 for property and equipment. Of this amount, $721,610 was spent on drilling equipment, $26,434 was spent on transportation equipment, $1,051 was spent on furniture and fixtures and $25,447 was spent on investment in oil and gas properties. Drilling equipment of $132,121 and transportation equipment of $25,192 were sold or disposed of during the nine months ended December 31, 1998.

     Debt obligations in the form of notes payable, both short term and long term, decreased by $473,422 from March 31, 1998 to December 31, 1998. Accounts payable at December 31, 1998 were $1,685,522, an increase of $35,564 from $1,649,958 at March 31, 1998. Accrued expenses increased to $580,402 at December 31, 1998 from $533,450 at March 31, 1998.

Results of Operations

     Contract drilling revenue for the quarter ended December 31, 1998 was $2,053,809 compared to $5,475,953 in the same quarter a year earlier. This decrease in drilling revenue was the result of a decrease in drilling days and decreased day rates. In the current quarter, the Company had 227 drilling days compared to 548 drilling days in the same quarter in fiscal 1998. The reason for the decrease in the number of drilling days in the current quarter was the decreased drilling activity due to lower oil and gas prices. The rig utilization rate for the current quarter was 41% compared to 85% in the same quarter a year earlier. The average daily drilling rate decreased to $9,048 from $9,993 in the corresponding quarter of fiscal 1998.

     Oil and gas revenue for the quarter ended December 31, 1998 was $36,690 compared to $84,759 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to lower production of both oil and gas and lower average prices for oil and gas. In the current quarter, production was the equivalent of 3,473 barrels of oil while in the same quarter a year earlier, production was the equivalent of 4,682 barrels of oil. In the current quarter, the average prices received by the Company were $10.60 per barrel of oil and $1.77 per mcf of gas. In the same quarter in fiscal 1998, the Company received $18.78 per barrel of oil and $2.91 per mcf of gas.

     Total operating costs and expenses for the quarter ended December 31, 1998 were $2,614,987, down $2,846,673 from operating costs and expenses of $5,461,660 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs decreased $3,145,934 in the quarter ended December 31, 1998. Average drilling costs per day in the current quarter were $7,746 compared to $8,949 in the same quarter a year earlier. The average daily drilling margin, daily drilling revenue less daily drilling costs, increased to $1,302 in the current quarter from $1,044 in the corresponding quarter a year earlier. Oil and gas costs and expenses were $35,348 in the quarter ended December 31, 1998 compared with $42,170 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $579,646 in the quarter ended December 31, 1998 from $310,513 in the quarter ended December 31, 1997. This increase was the result of increased depreciation expense due to the addition of equipment since December 31, 1997 and increased depletion. Depletion expense for the current quarter included a charge of $179,894 to write down the value of oil and gas properties due to the current low prices for oil and gas. General and administrative expenses increased to $241,759 in the current quarter from $204,809 in the same quarter a year earlier. This increase was primarily the result of the accrual of a settlement agreement negotiated with Robert R. Marmor, the Company's former Chairman of the Board. The amount charged to expense in the current quarter, discounted due to payments being made in the future, was approximately $107,000.

     Other income and expense decreased to $58,972 of net expenses in the current quarter from $85,342 of net expenses in the same quarter a year earlier, primarily due to decreased interest expense and increased interest income.

     Contract drilling revenue for the nine months ended December 31, 1998 was $9,953,464 compared to $13,302,979 in the same period in fiscal 1998. This decrease in drilling revenue was the result of decreased dayrates and decreased utilization. In the nine months ended December 31, 1998, the Company had 957 drilling days compared to 1,368 drilling days in the same period in fiscal 1998. The rig utilization rate for the nine months ended December 31, 1998 was 58% compared

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




to 82% in the same period in fiscal 1998. Average revenues per drilling day were $10,401 compared to $9,724 in the same period in fiscal 1998. The increase in the current year in average revenue per drilling day was the result of more revenue being earned on turnkey contracts in the current year (52%) than in the same period in fiscal 1998 (39%).

     Oil and gas revenue for the nine months ended December 31, 1998 was $132,341 compared to $254,775 in the same period a year earlier. This decrease in revenue in the current year was due to lower production and lower average prices for both oil and gas. In the current year, production was the equivalent of 11,516 barrels of oil while in the same period in the prior year production was the equivalent of 13,653 barrels of oil. In the current year, the average prices received by the Company were $11.64 per barrel of oil and $1.92 per mcf of gas compared to $20.66 per barrel of oil and $2.79 per mcf of gas in the same period in fiscal 1998.

     Total operating costs and expenses for the nine months ended December 31, 1998 were $11,195,102, down $1,316,468 from operating costs and expenses of $12,511,570 in the same period a year earlier. Drilling costs decreased $1,940,084 in the current year when compared to the same period in fiscal 1998. Average drilling costs per day in the current year were $9,499 compared to $8,063 in the same period a year earlier. The increase in average daily drilling costs resulted from the drilling of more contracts on a turnkey basis and losses of approximately $621,000 on two turnkey contracts in the current year. Oil and gas costs and expenses were $155,184 in the nine months ended December 31, 1998 compared with $126,526 in the same period a year earlier. Depreciation, depletion and amortization costs increased to $1,322,358 in the nine months ended December 31, 1998 from $748,367 in the same period in fiscal 1998. General and administrative expenses increased to $627,170 in the nine months ended December 31, 1998 from $606,203 in the same period in fiscal 1998.

     Other income and expenses increased to $219,976 of net expenses in the nine months ended December 31, 1998 from $179,111 of net expenses in the same period a year earlier.

Accounting Matters

     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will not impact the manner of presentation of its financial statements as currently and previously reported because there are no items of other comprehensive income.

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that the reporting requirements regarding segments of an enterprise will not significantly impact the manner of presentation of its financial statements.


Year 2000

     In fiscal 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




properly recognize the year 2000. This could result in system failures or miscalculations. The Company has addressed its internal year 2000 issue with some modifications to existing programs. Additionally, contact has been made with financial institutions, major vendors and customers with regard to the year 2000 issue. The Company does not expect to incur any material expenses relating to year 2000 compliance. If the Company were to take no action in dealing with the potential problem, management believes the Company would still be able to continue its operations. The Company does not rely on any computer-driven equipment to perform its drilling operations. If any equipment were to be affected, it would be in the general and administrative area, primarily accounting and document preparation. These activities could be performed manually until the computer-related problems could be remedied.


SUBSEQUENT EVENT

     Subsequent to the end of the current quarter but prior to the issuance of these statements, the Company sold its interest in the nineteen oil wells which the Company had been operating in the Serbin Field of South Central Texas for $285,000 cash. Since the oil and gas properties had been written down in the current quarter, the sale of the properties in the fourth quarter of Fiscal 1999 will not have a significant impact on the Company's net income. The sale, however, will have a positive effect on the Company's cash position.

                           PART II. OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

     In November, 1998, Mr. Robert R. Marmor resigned as Chairman of the Board of the Company. He was succeeded by Mr. Michael E. Little who also assumed the position of Chief Executive Officer. Mr. Little was previously the Chairman, Chief Executive Officer and President of Dawson Production Services, a San Antonio, Texas-based oil service firm. Mr. Wm. Stacy Locke, who was President and Chief Executive Officer, remained President of the Company and also assumed the position of Chief Operating Officer.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTH TEXAS DRILLING &
                                            EXPLORATION, INC.



                                            /s/ Michael E. Little
                                            ------------------------------------
                                            Michael E. Little
                                            Chairman of the Board

Dated: February 11, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                  Title                            Date
        ---------                  -----                            ----
/s/ Michael E. Little        Chairman of the Board             February 11, 1999
------------------------     and Chief Executive Officer
Michael E. Little


/s/ Wm. Stacy Locke          President and Chief               February 11, 1999
------------------------     Operating Officer
Wm. Stacy Locke


/s/ Chris F. Parma           Vice President and Chief          February 11, 1999
------------------------     Financial Officer
Chris F. Parma

                                 EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
  27    --   Financial Data Schedule