Form 10-K405
period 1999-03-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1999-06-25
CIK 320575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

        ---------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

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

   State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sales prices on June 1, 1999): $4,165,036

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 1, 1999.

         Class:  Common Stock               Shares Outstanding: 6,100,784
         Par Value:  $0.10

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

    South Texas Drilling & Exploration, Inc. and its subsidiaries (the "Company") are engaged in the business of providing land contract drilling services for the oil and gas industry; and oil and gas exploration and development activity for its own account. The Company's main focus continues to be its land contract drilling services and in fiscal year 1999, the oil and gas operations contributed an immaterial amount towards the Company's gross revenue. In fiscal 1999, the Company sold the 19 wells it was operating at the time. The revenues; earnings (loss) from operations; identifiable assets; depreciation, depletion and amortization; and capital expenditures are reported for each of its business segments for the fiscal year ended March 31, 1997 in note 5 ("Business Segments and Supplementary Earnings Information") of the Notes to Consolidated Financial Statements, which note is incorporated herein by reference. Fiscal 1999 and 1998 oil and gas operations are immaterial, and therefore separate disclosure of this information has been omitted.

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

                                CONTRACT DRILLING

    At the end of fiscal 1998, the Company owned seven land drilling rigs with approximate depth capabilities ranging from 7,000 feet to 12,000 feet. Of the seven rigs, six are operational. The seventh rig was purchased in October, 1997, and will be refurbished when market conditions improve. Of the remaining six rigs, all were operated during fiscal 1999; however, Rig 9, the Company's smallest rig, has been stacked in the Company's yard since February, 1999.

Drilling Equipment

    A land drilling rig consists of engines, drawworks, mast, pumps to circulate the drilling mud, blowout preventors, drillstring and related equipment. The size and type of rig used depends upon well depth and site conditions, among other factors. A description of the type and capability of the land drilling rigs operated by the Company during fiscal 1999 is set forth in the following table:

                                                                           Approximate               Aggregate
             Rig                                                             Depth                  Utilization
           Number                             Type                         Capability               During 1999
           ------                             ----                         ----------               -----------
              4                       Skytop-Brewster N-46                   11,500                     62%
              5                       Gardner-Denver 500H                    10,500                     55%
              6                     Skytop-Brewster DHI-4610                 10,500                     64%
              9                            Weiss W-45                         8,500                     52%
             11                       Skytop-Brewster N-46                   12,000                     82%
             14                       Skytop-Brewster N-46                   12,000                     38%

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

    Contracts entered into on a turnkey basis usually require the Company to deliver to the operator a completed hole drilled to a specified depth. In addition to all costs incurred when drilling on a footage basis, the Company is usually also responsible for drilling fluids, water and other costs. As this type of contract places a greater degree of risk on the Company than daywork or footage contracts, the anticipated gross margin on this type of contract is greater than on daywork or footage contracts.

    Drilling contracts are obtained either through competitive bidding or through direct negotiation. Contracts are usually entered into by the Company covering the drilling of one well and obligate the Company to advance certain costs and to assume certain expenses in connection with drilling operations. During the year ended March 31, 1999, the Company drilled 53 wells with 46% of contract drilling revenues attributable to daywork contracts, 2% to footage contracts, and 52% to turnkey contracts. During the year ended March 31, 1998 the Company drilled 68 wells with 59% of contract drilling revenues attributable to daywork contracts, 10% to footage contracts, and 31% to turnkey contracts.

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

    During the year ended March 31, 1999, the Company's largest customer, Michael Petroleum Corporation, accounted for approximately 28% of contract drilling revenues. No other customer accounted for more than 10% of the Company's contract drilling revenues for 1999. The Company actively markets its rigs and completed contracts for 26 customers in 1999 compared to 37 customers in 1998 and 32 customers in 1997. The loss of any of the Company's land drilling customers could have a material adverse effect on the Company's business, particularly with respect to the time required to find other users of the rig concerned. See "Competitive, Business and Operational Risks in Contract Drilling" in Part I.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Competitive, Business and Operational Risks in Contract Drilling

    The Company encounters substantial competition in its contract drilling operations from other drilling contractors. The usual method of competition in the contract drilling industry is on the basis of price, customer relations, rig availability and suitability, service, performance and condition of equipment used. Competition for contract drilling is primarily on a regional basis, and many of the Company's competitors in south Texas have financial resources, technical staffs and facilities substantially greater than those of the Company.

    Land contract drilling in oil and gas operations is subject to a number of operational risks and hazards including blowouts, cratering, fires and explosions. Any one of these events could cause serious damage to equipment, personnel, property and/or the financial condition of the Company. In addition, there is a risk that damage to the environment could result from some of the Company's operations, particularly through oil spillage or extensive, uncontrolled fires. While the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage, or damage to the environment. In the event that such insurance was not adequate, the occurrence of a significant event could have a material adverse effect on the Company's financial position and results of operations. Under current conditions, the Company anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable or that certain types of coverage will be available at any cost.

                      OIL AND GAS OPERATIONS AND PROPERTIES

    The Company's oil and gas operations consisted of the ownership of certain oil and gas properties and the exploration, development and production of oil and gas. In June, 1992, the Company acquired operating interests in 17 producing wells. During fiscal 1994 and fiscal 1995 the Company drilled three additional wells. In fiscal 1997, the Company sold its interest in one well; and in fiscal 1999, it sold its interests in the remaining 19 wells for $285,000 cash. Due to the Company's acquisitions of substantial amounts of drilling equipment in fiscal 1997 and 1998 and the sale of the operated properties in fiscal 1999, the Company's oil and gas operations no longer constitute a significant portion of the Company's operations. Accordingly, separate disclosure of oil and gas information for fiscal 1998 and 1999 has been omitted from this report.

Production Information

    The Company was involved in oil and gas exploration, development and production until its sale of operated properties in February, 1999. Oil and gas production accounted for approximately 1.2% of the Company's total revenues in the fiscal year ended March 31, 1999 compared with 1.8 % in the fiscal year ended March 31, 1998 and 4.7% in the fiscal year ended March 31, 1997.

                                                            Year Ended
                                                          March 31, 1997
                                                          --------------
Oil Production (in Bbls) (1)                                      10,007
Gas production (in Mcf) (1)                                       65,963
Revenues from production (1)                              $      401,542
Production (lifting) costs (2)                            $      177,318
    Net Revenues                                          $      224,224
Average sales price:
    Oil (per Bbl)                                         $           22
    Gas (per Mcf)                                         $            3
Average production cost per unit (in
    barrel equivalents) (3)                               $            8

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

Regulation of the Environment

    The exploration, development, production and processing of oil and gas, including the disposal of produced water, are subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations is part of the Company's day-to-day operating procedures. Infrequently, accidental discharge of materials such as oil, natural gas, drilling fluids or contaminated water can and does occur. Such accidents can require material expenditures to correct.

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                               PRINCIPAL CUSTOMERS

    During the fiscal year ended March 31, 1999, Michael Petroleum Corporation accounted for 28% of the Company's total drilling revenues. No other customer accounted for 10% or more of the Company's total drilling revenue. The loss of this customer could have a material adverse effect on the Company's business resulting from rig down time while attempting to find other users of the Company's rigs. See "Contract Drilling - Contracts" in this Item I.

                                    EMPLOYEES

    At May 13, 1999, the Company had 107 full-time employees, of whom 91 were paid on an hourly basis and were engaged in operating the Company's drilling rigs or in other operations. Of the total employees, nine were administrative employees and seven were supervisory. None of the employees are represented by any union or collective bargaining group, and there is no history of strikes, slow downs, or other material labor disputes. Management believes that the Company's relations with its employees are satisfactory.

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

ITEM 3.  LEGAL PROCEEDINGS

    Subsequent to the end of fiscal 1999, the Company settled Civil Action No. SA 98 CA 752 HG, South Texas Drilling & Exploration, Inc. v. Stonewall Surplus Lines Insurance Company in the United States District Court for the Western District of Texas, San Antonio Division. In this action, the Company asked the Court to declare that it had no obligation to reimburse the attorneys' fees and expenses incurred by Stonewall in a case previously settled by the Company. Stonewall had counterclaimed to be reimbursed for attorneys' fees and expenses paid with regard to that previously settled case. The Company has recorded the settlement which did not have a material impact on the Company's financial statements.

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                     PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The initial public offering of the Company's Common Stock occurred on February 4, 1981, and from that date until August 18, 1981, the Common Stock was traded in the over-the -counter market. From August 19, 1981 until February 10, 1986, the Company's Common Stock was listed on the American Stock Exchange
(AMEX) (Symbol: SDR). On February 10, 1986, trading of the Company's stock was discontinued on the AMEX as the Company no longer met the net worth requirement for listing on the AMEX. At the present time, the Company's Common Stock (Symbol: STXD) is not traded on a stock exchange. However, the Company's Common Stock is traded in the "pink sheets". Shareholders interested in trading the Company's Common Stock should contact their stockbroker or the Company for further information. In fiscal years prior to 1998, the Company's common stock was lightly traded. Therefore, the Company reported bid and ask prices rather than actual stock prices. In fiscal 1998, trading activity in the Company's common stock became more regular and the stocks' high/low prices are now more relevant. The following table sets forth for the period indicated quotations for the Company's common stock. The table presents the high and low stock price for each quarter.


                                                                      OVER-THE-COUNTER
                                                                      ----------------
                         1999                                           Low      High
                                                                      -------   ------
                         First Quarter                                $1.1250   1.6875
                         Second Quarter                                0.6875   1.3125
                         Third Quarter                                 0.5625   1.6500
                         Fourth Quarter                                0.3750   0.6875

                         1998                                           Low      High
                                                                      -------   ------
                         First Quarter                                $0.4400   1.2500
                         Second Quarter                                1.0625   2.1875
                         Third Quarter                                 2.0625   3.7500
                         Fourth Quarter                                1.2500   2.5000

    The above over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    As of June 1, 1999, there were approximately 1,000 registered stockholders of Common Stock of the Company.

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

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA
         (In thousands, except per share amounts)

                                                                                            Years Ended
                                                                                              March 31,
                                                                      ----------------------------------------------------
                                                             1999          1998          1997           1996          1995
                                                             ----          ----          ----           ----          ----
Revenues                                                  $12,908        17,091         8,503          7,500         5,494
Earnings before taxes, depreciation,
    depletion and amortization and
    other income (expense)                                    725         2,236         1,175            593           253
Earnings (loss) before income taxes                       (1,278)           894           597              3          (244)
Net earnings (loss) applicable to common
    stockholders                                          (1,612)           722           564              3          (244)
Earnings (loss) per common share-basic                     (0.27)          0.13          0.11             --         (0.05)
Earnings (loss) per common share-diluted                   (0.27)          0.11          0.10             --         (0.05)

Long-term debt, excluding
    current installments                                    2,354         2,697         1,220            554            88
Shareholders' equity                                        5,322         6,816         2,054          1,477         1,541
Total assets                                               10,007        12,502         5,051          4,286         3,473
Capital expenditures                                          856         3,561           763            411           755

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity

    During the past fifteen years, drilling activity in the oil and gas industry has been volatile with periods of high activity and other periods of low activity. In fiscal 1996, drilling activity began to increase. This increased activity continued through the third quarter of fiscal 1998. During fiscal 1998, the utilization rate for the Company's rigs was 76 percent. In fiscal 1999, the utilization rate decreased to 59 percent. The actual number of drilling days decreased to 1,289 in fiscal 1999 from 1,684 in fiscal 1998. Drilling rates charged to customers on drilling contracts in fiscal 1999 decreased over those charged in fiscal 1998. This decrease in drilling rates reflects the decreased demand for drilling rigs during the period. At March 31, 1999, the Company's current ratio was 1.24 compared to 1.37 at March 31, 1998. Working capital at March 31, 1999 was $553,063 compared to $1,118,907 at March 31, 1998. This decrease was due to the decreased drilling activity.

    In November, 1998, the Company refinanced its outstanding debt consolidating several notes into one note which matures in October, 2000. In addition, the lender reduced the interest rate, redefined several items pertinent to the calculation of covenants and waived past violations of the debt service coverage covenant. According to the terms of the refinanced debt agreement, the loan carries an interest rate of prime (7.75% at March 31, 1999) plus 1.75%; and is payable in equal monthly installments of $30,655 in principal, based on a seven-year amortization, plus interest. As part of the refinancing, the lender also reduced the interest rate on the revolving line of credit secured by the Company's trade account receivables to prime (7.75% at March 31, 1999) plus 1.75%. The revolving line of credit had no outstanding balance at March 31, 1999.

    The ratio of trade accounts receivable, including contract drilling in progress, to total revenue increased to 9.6% at the end of fiscal 1999 from 7.8% at the end of fiscal 1998. This increase was the result of decreased total revenue in fiscal 1999. The ratio of the Company's shareholders' equity in relation to outstanding debt (vendor and bank notes payable) decreased in fiscal 1999. At March 31, 1998, the ratio of shareholders' equity to notes payable was 1 to .50. At March 31, 1999, the ratio was 1 to .53.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

         A factor affecting liquidity was problems on a turnkey contract in the second quarter of fiscal 1999. The Company encountered problems with the drilling of a well on a turnkey contract and was required to re-drill the well for the operator. Because of the problems, the Company incurred additional costs in attempting to correct the problems and in re-drilling the well. The direct effect on working capital was a decrease of approximately $460,000. Liquidity also suffered due to the additional time spent on the well, thereby depriving the Company of potential drilling revenue from other contracts.

Changes in Financial Condition

         During fiscal 1999, the Company had a net decrease in property and equipment of $1,234,000 before accumulated depreciation, depletion and amortization. This net decrease was comprised of the disposition of $173,000 in drilling equipment , the disposition of $1,834,000 in oil and gas properties, the disposition of $111,000 in transportation equipment and the expenditure of $884,000 for major repairs and the purchase of additional equipment. Of this amount, $832,000 was attributable to the purchase or major repair of drilling equipment, $26,000 to the purchase of transportation equipment, $25,000 to the purchase or acquisition of oil and gas properties or interests before the sale of all properties and $1,000 to the purchase of furniture and fixtures.

         At March 31, 1999, the current portion of long-term debt was $444,000. Of this amount, $428,000 was owed on drilling equipment and $16,000 on land and buildings and improvements. Trade accounts payable at March 31, 1999 were $1,249,000 compared to $1,650,000 at March 31, 1998. At March 31, 1999, long-term debt was $2,354,000. Of this amount, $2,168,000 was owed on drilling equipment and $186,000 on land and buildings and equipment.

Results of Operations

         Rig utilization rates for the years ended March 31, 1999, 1998 and 1997 were 59%, 76% and 80%, respectively. In fiscal 1999, the Company completed 1,289 drilling days while in fiscal 1998, the Company completed 1,684 drilling days. This was a 23% decrease in number of drilling days in fiscal 1999 compared to fiscal 1998. This decrease reflects the decreased demand during the period for drilling rigs.

         During fiscal 1999, the Company's drilling margin decreased when compared to fiscal 1998 and increased when compared to fiscal 1997. In fiscal 1999, the drilling margin was $1,447,037, while in fiscal 1998 and fiscal 1997 it was $2,689,711 and $1,366,798, respectively. The decrease in fiscal 1999 over fiscal 1998 was principally the result of the 23% decrease in the number of drilling days during fiscal 1999 and the decrease in drilling rates charged on contracts. When compared to drilling revenue, the drilling margin was 11%, 16% and 17% in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Several significant factors had a negative impact on the drilling margin in fiscal 1999. The first was problems with a turnkey contract. Because of problems with the well, the company was required to re-drill the well for the operator and also incurred additional costs in attempting to correct the problems on the original job. This resulted in a loss of approximately $460,000. The second factor affecting the drilling margin in fiscal 1999 was the significantly reduced rig utilization. The reduced utilization was caused by reduced rig demand. The third factor affecting the drilling margin in fiscal 1999 was the decrease of more than $1,500 per day on drilling rates charged on contracts.

         The Company markets its rigs to a number of customers. In fiscal 1999, the Company drilled for 26 different customers. In fiscal 1998, the Company drilled for 37 different customers. Of the 26 customers in fiscal 1999, 14 were customers the Company had not drilled for in fiscal 1998. These 14 customers accounted for 37% of the Company's drilling revenue in fiscal 1999. In fiscal 1997, three customers accounted for 24% of total drilling revenue. In fiscal 1998, two customers accounted for 32% of total drilling revenue. In fiscal 1999, one customer accounted for 28% of total drilling revenue. This customer was also the top customer in fiscal 1998. The loss of this customer could have a material adverse effect on the Company's business resulting from rig down time while attempting to find other users of the rig concerned.

         Oil and gas revenue for fiscal 1999 decreased by $145,448 from fiscal 1998. The decrease was primarily due to a 40% decrease in the average price per barrel of oil, a 20% decrease in the average price per MCF of gas, a 24% decrease in oil production and a 24% decrease in gas production. In February, 1999, the Company sold its interests in the 19 wells, which

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

was operating for $285,000 cash. No gain or loss was recognized on the transaction because the properties, prior to the sale, had been written down to the negotiated sale price pending closing of the transaction.

         Depreciation, depletion and amortization expense in fiscal 1999 increased to $1,729,920 from $1,114,866 in fiscal 1998. Depreciation expense increased to $1,468,607 in fiscal 1999 from $988,210 in fiscal 1998. This increase was the result of equipment purchased in late fiscal 1998 and fiscal 1999. Depletion expense increased to $261,313 in fiscal 1999 compared to $126,656 in fiscal 1998 due to the application of the ceiling limitation test. In fiscal 1998, the Company was not subject to the ceiling test limitation as it applies to oil and gas properties. Under this test, the depleted carrying value of the Company's oil and gas properties is compared to the net present worth of estimated future oil and gas revenues based on period end prices, discounted at 10%. If the depleted carrying value exceeds the discounted net present worth of estimated future oil and gas revenues, the carrying value must be written down. Conversely, if the discounted net present value exceeds the carrying value of the properties, no adjustment is made to the carrying value, even if there had been a write-off in prior years. Production decreased to 13,611 barrel equivalents in fiscal 1999 from 17,915 barrel equivalents in fiscal 1998.

         General and administrative expenses increased from $712,485 in fiscal 1998 to $803,632 in fiscal 1999. The primary components of the change in general administrative expenses were legal and professional fees incurred in an unsuccessful merger transaction and the accrual of a retirement package for the former chairman of the Company who resigned in November, 1998. The amount of the retirement package charged to expense in the current fiscal year, discounted due to payments being made in the future, was approximately $107,000.

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

Accounting Matters

         In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of the provisions of SFAS No. 130 has not had an impact on the manner of presentation of the Company's financial statements as currently and previously reported because there are no items of other comprehensive income.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

         In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 has not significantly impacted the manner of presentation of the Company's financial statements as there are no segments other than the contract drilling operations.

Year 2000

         In fiscal 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The Company has addressed its internal year 2000 issue with some modifications to existing programs. Additionally, contact has been made with financial institutions, major vendors and customers with regard to the year 2000 issue. The Company does not expect to incur any material expenses relating to year 2000 compliance. If the Company were to take no action in dealing with the potential problem, management believes the Company would still be able to continue its operations. The Company does not rely on any computer-driven equipment to perform its operations. If any equipment were to be affected, it would be in the general and administrative area, primarily accounting and document preparation. These activities could be performed manually until the computer-related problems could be remedied.

Market Risk

         The Company is subject to market risk exposure related to changes in interest rates on some of its debt secured by drilling equipment, transportation equipment, land and improvements and its revolving line of credit. The debt secured by drilling equipment and transportation equipment has an interest rate of prime (7.75% at March 31, 1999) plus 1.75%. The debt secured by land and improvements has an interest rate of prime for this lender (8.75% at March 31, 1999) plus 0.5%. At March 31, 1999, the outstanding debt subject to a variable interest rate was $2,489,258. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in net income of approximately $25,000 annually. The revolving line of credit, which had no outstanding balance at March 31, 1999 and therefore no exposure to a change in interest rates, has an interest rate of prime (7.75% at March 31, 1999) plus 1.75%.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report



The Board of Directors
South Texas Drilling & Exploration, Inc.:

         We have audited the accompanying consolidated balance sheets of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (Schedule II) for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                                  KPMG LLP


San Antonio, Texas
June 9, 1999

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


Assets

                                                              March 31,
                                                     ---------------------------
                                                        1999             1998
                                                     -----------     -----------
Current assets:
    Cash and cash equivalents                        $ 1,411,493       2,586,710
    Receivables:
       Trade, net of allowance for
         doubtful accounts of $0 in 1999
         and $140,000 in 1998                          1,021,948         372,731
       Contract drilling in progress                     221,000         965,677
       Employees and officers                             75,000          68,191
    Prepaid expenses                                     154,591         114,020
                                                     -----------     -----------
       Total current assets                            2,884,032       4,107,329
                                                     -----------     -----------

Property and equipment, at cost:
    Drilling rigs and equipment                       14,443,187      13,784,597
    Oil and gas properties, based on full cost
       accounting method                                      --       1,808,832
    Transportation, office, land and other             1,290,823       1,374,762
                                                     -----------     -----------
                                                      15,734,010      16,968,191

    Less accumulated depreciation, depletion and
       amortization                                    8,611,165       8,573,771
                                                     -----------     -----------
       Net property and equipment                      7,122,845       8,394,420
                                                     -----------     -----------

                                                     $10,006,877      12,501,749
                                                     ===========     ===========


See accompanying notes to consolidated financial statements.
                                                                     (Continued)

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Liabilities and Shareholders' Equity

                                                                    March 31,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
Current liabilities:
    Current installments of long-term
       debt                                               $    443,565      $    628,816
    Note payable                                                    --            60,000
    Note payable to employee                                        --            17,198
    Accounts payable                                         1,249,083         1,649,958
    Accrued expenses:
       Payroll and payroll taxes                               113,137           279,416
       Dividends payable                                       348,565           108,566
       Other                                                   176,619           244,468
                                                          ------------      ------------
         Total current liabilities                           2,330,969         2,988,422
Long-term debt, less current installments
    and note payable to employee                             2,354,205         2,696,919
                                                          ------------      ------------
         Total liabilities                                   4,685,174         5,685,341
                                                          ------------      ------------

Shareholders' equity:
    Preferred stock, Series A, 8%, cumulative,
       convertible, $2.00 redemption and liquidation
       value. Authorized 400,000 shares; issued
       and outstanding 400,000 shares at March 31,
       1999 and March 31, 1998                                 800,000           800,000
    Preferred stock, Series B, 8%, cumulative,
       convertible, $16.25 redemption and liquidation
       value.  Authorized 184,615 shares; issued and
       outstanding 184,615 shares at March 31, 1999
       and March 31, 1998                                    2,999,994         2,999,994
    Common stock, $.10 par value
       Authorized 15,000,000 shares; issued
       and outstanding 6,100,784 shares at
       March 31, 1999 and 6,171,964 shares
       at March 31, 1998                                       610,078           617,196
    Additional paid-in capital                              16,324,031        16,337,006
    Accumulated deficit                                    (15,412,400)      (13,800,883)
                                                          ------------      ------------
                                                             5,321,703         6,953,313
Less treasury stock, no shares at March 31, 1999
    and 339,767 shares at March 31, 1998, at cost                   --          (136,905)
                                                          ------------      ------------
         Total shareholders' equity                          5,321,703         6,816,408
                                                          ------------      ------------
                                                          $ 10,006,877        12,501,749
                                                          ============      ============



  See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Years Ended March 31,
                                                        ------------------------------------------------
                                                           1999              1998              1997
                                                        ------------      ------------      ------------
Revenues:
    Contract drilling                                   $ 12,659,391      $ 16,655,642      $  7,968,191
    Oil and gas                                              165,182           310,630           401,542
    Administrative overhead and other                         83,433           124,329           133,581
                                                        ------------      ------------      ------------
       Total operating revenues                           12,908,006        17,090,601         8,503,314
                                                        ------------      ------------      ------------

Costs and expenses:
    Contract drilling                                     11,212,354        13,965,931         6,601,393
    Oil and gas                                              167,417           175,983           177,318
    Depreciation, depletion and
       amortization                                        1,729,920         1,114,866           623,614
    General and administrative                               803,632           712,485           549,656
                                                        ------------      ------------      ------------
       Total operating costs and
         expenses                                         13,913,323        15,969,265         7,951,981
                                                        ------------      ------------      ------------
         Earnings (loss) from operations                  (1,005,317)        1,121,336           551,333
                                                        ------------      ------------      ------------

Other income (expense):
    Interest expense                                        (319,060)         (306,279)         (176,801)
    Interest income                                           90,558            50,676            15,295
    Gain (loss) on sale of assets                            (43,831)           27,895             6,862
    Provision for litigation settlement                           --                --           200,000
                                                        ------------      ------------      ------------
       Total other income (expense)                         (272,333)         (227,708)           45,356
                                                        ------------      ------------      ------------

         Earnings (loss) before income taxes              (1,277,650)          893,628           596,689
Income taxes                                                  29,868            62,688            33,000
                                                        ------------      ------------      ------------
            Net earnings (loss)                           (1,307,518)          830,940           563,689
Preferred stock dividend requirement                         303,999           108,566                --
                                                        ------------      ------------      ------------
Net earnings (loss) applicable to common stockholders   $ (1,611,517)          722,374           563,689
                                                        ============      ============      ============


Earnings (loss) per common share-Basic                  $      (0.27)             0.13              0.11
                                                        ============      ============      ============

Earnings (loss) per common share - Diluted              $      (0.27)             0.11              0.10
                                                        ============      ============      ============

Weighted average number of shares
    outstanding-Basic                                      5,935,748         5,714,535         5,306,158
                                                        ============      ============      ============

Weighted average number of shares
     outstanding-Diluted                                   5,935,748         7,793,207         5,724,440
                                                        ============      ============      ============


See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Additional                                Total
                                       Shares                 Amount           Paid-in     Accumulated    Treasury   Shareholders'
                                  Common    Preferred   Common    Preferred    Capital       Deficit       Stock         Equity
                                ----------  ---------  ---------  ----------  -----------  -----------  -----------  -------------
Balance as of March 31, 1996     5,601,000    235,000  $ 560,100     235,000   15,899,227  (15,086,946)    (129,905)     1,477,476
Acquisition of 20,000 shares            --         --         --          --           --           --       (7,000)        (7,000)
Issuance of common stock
    as compensation                 53,333         --      5,333          --       14,667           --           --         20,000
Issuance of common stock
    for exercise of option           1,000         --        100          --          275           --           --            375
Net earnings                            --         --         --          --           --      563,689           --        563,689
                                ----------  ---------  ---------  ----------  -----------  -----------  -----------  -------------
Balance as of March 31, 1997     5,655,333    235,000    565,533     235,000   15,914,169  (14,523,257)    (136,905)     2,054,540

Issuance of common stock
    as compensation                 92,631         --      9,263          --       45,737                                   55,000
Issuance of common stock
    for equipment                  400,000         --     40,000          --      260,000           --           --        300,000
Purchase of preferred stock                  (235,000)              (235,000)     160,000           --           --        (75,000)
Issuance of new series A
    preferred stock                     --    400,000         --     800,000           --           --           --        800,000
Issuance of series B
    preferred stock                     --    184,615         --   2,999,994           --           --           --      2,999,994
Fee paid on preferred stock
    transaction                         --         --         --          --      (55,000)          --           --        (55,000)
Issuance of common stock
    for exercise of options         24,000         --      2,400          --       12,100           --           --         14,500
Net earnings                            --         --         --          --           --      830,940           --        830,940
Preferred stock dividend                --         --         --          --           --     (108,566)          --       (108,566)
                                ----------  ---------  ---------  ----------  -----------  -----------  -----------  -------------
Balance as of March 31, 1998     6,171,964    584,615    617,196   3,799,994   16,337,006  (13,800,883)    (136,905)     6,816,408
Issuance of common stock for
    exercise of warrants           100,000         --     10,000          --        5,000           --           --         15,000
Issuance of common stock for
    exercise of options            168,587         --     16,859          --       84,953           --           --        101,812
Cancellation of treasury shares   (339,767)        --    (33,977)         --     (102,928)          --      136,905             --
Net loss                                --         --         --          --           --   (1,307,518)          --     (1,307,518)
Preferred stock dividend                --         --         --          --           --     (303,999)          --       (303,999)
                                ----------  ---------  ---------  ----------  -----------  -----------  -----------  -------------
Balance as of March 31, 1999     6,100,784    584,615  $ 610,078   3,799,994   16,324,031  (15,412,400)          --      5,321,703
                                ==========  =========  =========  ==========  ===========  ===========  ===========  =============


See accompanying notes to consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Years Ended March 31,
                                            ---------------------------------------------
                                               1999             1998             1997
                                            -----------      -----------      -----------
Cash flows from operating activities:
  Net earnings (loss)                       $(1,307,518)         830,940          563,689
  Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
    Depreciation, depletion and
      amortization                            1,729,920        1,114,866          623,614
    Provision for litigation                         --               --         (200,000)
    Stock issued to directors and
      employees                                      --            4,583               --
    Gain (loss) on sale of assets                43,492          (27,895)          (6,862)
    Changes in current assets and
    liabilities:
        Receivables                              88,651         (170,760)        (342,589)
        Prepaid expenses                        (40,571)          48,193         (114,197)
        Accounts payable                       (400,875)         502,976         (108,523)
        Accrued expenses                        207,690          206,036           36,928
                                            -----------      -----------      -----------

           Net cash provided (used) by
             operating activities           $   (94,591)       2,508,939          452,060
                                            -----------      -----------      -----------


See accompanying notes to consolidated financial statements.


                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                                     Years Ended March 31,
                                                          ---------------------------------------------
                                                             1999             1998             1997
                                                          -----------      -----------      -----------
Cash flows from financing activities:
Proceeds from notes payable                               $        --          171,236        1,603,724
Purchase of preferred stock                                        --          (75,000)              --
Purchase of treasury stock                                         --               --           (7,000)
Proceeds from preferred stock                                      --        3,744,994               --
Payment of preferred dividend                                 (64,000)              --               --
Proceeds from exercise of options and warrants                 90,375           14,500              375
Payments of debt                                             (605,162)        (888,257)      (1,213,559)
                                                          -----------      -----------      -----------
Net cash provided (used) in financing activities             (578,787)      (2,967,473)         383,540
                                                          -----------      -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment                           (856,204)      (3,561,035)        (762,946)
Proceeds from sale of property and
equipment                                                     354,365          263,578            9,533
                                                          -----------      -----------      -----------

Net cash (used) in investing activities                      (501,839)      (3,297,457)        (753,413)
                                                          -----------      -----------      -----------

Net increase (decrease) in cash and cash
equivalents                                                (1,175,217)       2,178,955           82,187

Beginning cash and cash equivalents                         2,586,710          407,755          325,568
                                                          -----------      -----------      -----------

Ending cash and cash equivalents                          $ 1,411,493        2,586,710          407,755
                                                          ===========      ===========      ===========

Supplementary disclosure:
Interest paid                                             $   319,596          307,257          187,441
Notes payable issued for equipment and
oil and gas properties                                             --        1,438,458          116,075
Common stock issued for accrued compensation                   26,437           55,000           20,000
Reimbursement receivable for prior litigation payment              --               --           90,000
Common stock issued for San Patricio Corporation
acquisition                                                        --          300,000               --
Notes payable issued for San Patricio Corporation
acquisition                                                        --        1,200,000               --


See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


(1)  Organization and Summary of Significant Accounting Policies

     Business and Principles of Consolidation

          The Company provides land contract drilling services for the oil and gas industry, primarily in southern Texas, and until this year, engaged in oil and gas exploration and development activity for its own account. The Company's main focus is considered to be its land contract drilling services. The oil and gas operations were sold in fiscal 1999. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Earnings (Loss) Per Common Share

          The Company computes and presents earnings (loss) per common share in accordance with FAS No. 128 "Earnings per Share." This standard requires dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. For fiscal 1999, the effect of securities such as warrants, options and preferred stock on loss per common share was not included as it was antidilutive.

          The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS comparisons as required by FAS 128:

                                                                   Year Ended
                                                                  March 31, 1999
                                                    ---------------------------------------
                                                                  Weighted Avg.
                                                      Income         Shares       Per-share
                                                    (Numerator)   (Denominator)    Amount
                                                    -----------   -------------   ---------
Net loss                                            $(1,307,518)
Less: Preferred stock dividends                         303,999
                                                    -----------

Loss applicable to common stockholders-basic
    and diluted                                     $(1,611,517)      5,935,748   $   (0.27)
                                                    ===========       =========   =========


                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


                                                                   Year Ended
                                                                  March 31, 1998
                                                    ---------------------------------------
                                                                  Weighted Avg.
                                                      Income         Shares       Per-share
                                                    (Numerator)   (Denominator)    Amount
                                                    -----------   -------------   ---------
Net earnings                                        $  830,940
Less: Preferred stock dividends                        108,566
                                                    ----------
Income available to common stockholders-basic          722,374        5,714,535   $    0.13
                                                                                  =========
Effect of dilutive securities
Warrants                                                                123,306
Options                                                               1,008,686
Preferred stock                                        108,566          946,680
                                                    ----------    -------------

Income available to common stockholders
     and assumed conversions-diluted                $  830,940        7,793,207   $    0.11
                                                    ==========    =============   =========

                                                                   Year Ended
                                                                  March 31, 1998
                                                    ---------------------------------------
                                                                  Weighted Avg.
                                                      Income         Shares       Per-share
                                                    (Numerator)   (Denominator)    Amount
                                                    -----------   -------------   ---------
Net earnings                                        $   563,689
                                                    -----------
Income available to common stockholders-basic           563,689       5,306,158   $    0.11
                                                                                  =========
Effect of dilutive securities
Warrants                                                                 95,059
Options                                                      --         323,223
                                                    -----------   -------------
Income available to common stockholders
    and assumed conversions-diluted                 $   563,689       5,724,440   $    0.10
                                                    ===========   =============   =========

     Stock-Based Compensation

          On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This SFAS allows a Company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has chosen to continue to account for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to the fair market value of the Company's common stock on the date of grant. The pro forma effects of adoption of SFAS No. 123 are disclosed in Note 4.

     Contract Drilling in Progress

          Contract drilling revenues are earned on footage, daywork and turnkey contracts and such revenues and related costs are included in the determination of earnings as work progresses. Contract drilling in progress consists of revenues earned on contracts which have not yet been billed.

     Prepaid Expenses

          Prepaid expenses, which include items such as insurance and licenses, are routinely expensed in the normal course of business over the periods of benefit.

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

          Depreciation of drilling, transportation and other equipment is provided using the straight-line method over estimated useful lives ranging from three to twelve years.

          Maintenance and repairs are charged to operations; renewals and betterments are charged to appropriate property and equipment accounts.

          Long-lived assets and intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the asset may not be recovered. In performing the review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

     Cash Equivalents

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 1998, cash included a restricted account in the amount of $106,275.

     New Accounting Pronouncements

     Comprehensive Income

          In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 has not had an impact on the manner of presentation of its financial statements as currently and previously reported because there are no items of other comprehensive income.

     Segment Reporting

          In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that the reporting requirements regarding segments of an enterprise has not significantly impacted the manner of presentation of its financial statements.


                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(2)  Notes Payable and Long-term Debt

          Notes payable and long-term debt of the Company are described below:

                                                                               March 31,
                                                                       ------------------------
                                                                          1999          1998
                                                                       -----------   ----------
       Note payable to employee for unpaid compensation,
       due in monthly payments of $1,720 plus interest at
       7.0%, due in January, 1999.                                     $        --       17,198

       Note payable to seller, secured by transportation
       equipment, due in monthly payments of $5,000 plus
       interest at 8%.                                                          --       60,000

       Note payable to bank, secured by land and improvements,
       due in monthly payments of $1,900 including interest at
       the bank's prime rate (8.75% at March 31, 1999) plus
       0.5%, due in September, 2005.                                        98,187      110,617

       Note payable to Small Business Administration,
       secured by second lien on land and improvements,
       due in monthly payments of $921 including interest
       at 6.713% due in November, 2015.                                    103,512      106,805

       Note payable to bank, secured by oil and gas properties,
       interest at the bank's prime rate (8.75% at March 31, 1999)
       plus 1%.                                                                 --        1,000

       Note payable to seller, secured by drilling equipment, due in monthly installments of $5,000 plus interest at 10%, due in
       June, 2002.                                                         205,000      255,000

       Note payable, secured by drilling equipment, transportation equipment, land and improvements, due in monthly payments
       of $30,655 plus interest at prime (7.75% at March 31, 1999)
       plus 1.75%, due October, 2000.  (note a)                          2,391,071    2,852,313
                                                                       -----------   ----------
                                                                         2,797,770    3,402,933
       Less current portion                                                443,565      706,014
                                                                       -----------   ----------
                                                                       $ 2,354,205    2,696,919
                                                                       ===========   ==========

          Long-term debt maturing each year subsequent to March 31, 1999 is as follows: 2000 - $443,565; 2001 - $2,101,640; 2002 - $80,262; 2003 -
     $47,285; 2004 - $24,515 and thereafter - $100,503.

          At March 31, 1999, the Company was in compliance with all covenants on its note payable secured by drilling equipment, transportation equipment and land and improvements. Such covenants included the maintenance of a net worth of at least $1,500,000, a debt to net worth ratio of less than 2.0 to 1.0, and a total debt service coverage ratio of greater than 1.0 to 1.0, at the end of each calendar quarter.

          Note a: In November, 1998, the company refinanced its outstanding debt consolidating several notes into one note which matures in October, 2000. In addition, the lender reduced the interest rate, redefined several items pertinent to the calculation of covenants and waived past violations of the debt service coverage covenant. According to the terms of the refinanced debt agreement, the loan carries an interest rate of prime (7.75% at March 31, 1999) plus 1.75%; and is payable


                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     in equal monthly installments of $30,655 in principal, based on a seven-year amortization, plus interest. As part of the refinancing, the lender also reduced the interest rate on the revolving line of credit secured by the Company's trade account receivables to prime (7.75% at March 31, 1999) plus 1.75%. The revolving line of credit had no outstanding balance at March 31, 1999.

(3)  Income Taxes

          In fiscal years 1999 and 1998, the expected tax benefit computed by applying the Federal statutory rate of 34% to income (loss) before income taxes differs from income tax expense (benefit) principally due to valuation allowance, utilization and expiration of net operating losses, and state income tax. The Company has also accrued a $29,868 liability for state franchise taxes for fiscal 1999 and a $44,688 liability for fiscal 1998.

          At March 31, 1999, for Federal income tax purposes the Company had a net operating loss carryforward of approximately $13,135,000, investment tax credit carryforwards of approximately $20,000 and minimum tax credit carryforward of approximately $18,000 available to offset future taxable income and taxes.

          Unless utilized, net operating loss and investment tax credit carryforwards will expire as follows:

                                         Net           Investment
                                       Operating          Tax
            Year                         Loss            Credits
            ----                      -----------      ----------
            2000                      $ 1,025,000          18,000
            2001                       10,161,000           2,000
            2002                          565,000              --
            2003                           83,000              --
            2007                          401,000              --
            2013                          900,000              --
                                      -----------      ----------
                                      $13,135,000          20,000
                                      ===========      ==========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are presented below:

                                                                               March 31,
                                                                       ------------------------
                                                                          1999          1998
                                                                       -----------   ----------
      Deferred tax assets:
         Allowance for bad debts                                       $        --       52,000
         Investment tax credit and minimum
             tax credit carryforwards                                       38,000       25,000
         Property and equipment, principally due to
             differences in depreciation                                    46,000       49,000
         Net operating loss carryforwards                                4,843,000    5,516,000
                                                                       -----------   ----------
             Total gross deferred tax assets                             4,927,000    5,642,000
         Less valuation allowance                                       (4,927,000)  (5,493,000)
                                                                       -----------   ----------
             Total deferred tax assets                                          --      149,000
                                                                       -----------   ----------
      Deferred tax liabilities:
         Oil and gas properties, principally due to
             intangible drilling costs and differences
             in depletion                                                       --      149,000
                                                                       -----------   ----------
             Total gross deferred tax liabilities                               --      149,000
                                                                       -----------   ----------
         Net deferred tax asset                                        $        --           --
                                                                       ===========   ==========

          A valuation allowance has been established to decrease total gross deferred tax assets to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets. The valuation allowance for deferred tax assets at March 31, 1998 was $5,493,000. The net change in total valuation allowance for the


                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     year ended March 31, 1999 was a decrease of $566,000 due to the change in the corresponding gross deferred tax assets and liabilities.

(4)   Stock Options, Warrants and Stock Option Plan

          In December, 1988, the Board of Directors issued certain directors, officers and employees warrants to purchase 435,000 shares of the Company's common stock at $.15 per share, of which four warrants for a total of 155,000 shares have been exercised as of March 31, 1999 and two warrants for 245,000 shares have been canceled and four warrants for 35,000 shares have expired. These warrants were exercisable upon issuance and expired December 8, 1998.

          In August, 1992, the Board of Directors issued certain directors, officers and employees warrants to purchase 235,000 shares of the Company's stock at $.10 per share, all of which have been exercised as of March 31, 1999.

          On May 1, 1995, the Board of Directors issued an option to Mr. Locke, President and Chief Executive Officer, to purchase 1,200,000 shares of the Company's common stock at $.375 per share. This option expires on May 1, 2005. At March 31, 1999, 100,000 shares have been purchased and 300,000 shares have been canceled under this option.

          On June 15, 1995, the Board of Directors issued certain directors, officers and employees options to purchase 128,500 shares of the Company's common stock at $.375 per share, 82,500 of which have been exercised and 15,000 of which have been canceled as of March 31, 1999.

          On December 12, 1995, the Board of Directors issued certain officers options to purchase 100,000 shares of the Company's common stock at $.41 per share, none of which has been exercised and 50,000 shares have been canceled as of March 31, 1999.

          On June 15, 1996, the Board of Directors issued certain directors options to purchase 10,000 shares of the Company's common stock at $.47 per share, 5,000 of which have been exercised as of March 31, 1999.

          On July 1, 1997, the Board of Directors issued certain directors options to purchase 15,000 shares of the Company's common stock at $1.38 per share, 6,087 of which have been exercised and 8,913 of which have been canceled as of March 31, 1999.

          On June 15, 1998, the Board of Directors issued certain directors options to purchase 45,000 shares of the Company's common stock at $1.4375 per share. All these options were subsequently canceled. Therefore, none of these options is outstanding as of March 31, 1999.

          On March 12, 1999, the Board of Directors issued an option to Mr. Little, Chairman and Chief Executive Officer, to purchase 100,000 shares of the Company's common stock at $.75 per share. At March 31, 1999, 100,000 shares have been purchased under this option. Associated with the exercise of this option was a $75,000 receivable from Mr. Little. This receivable was collected subsequent to the balance sheet date.

          On March 12, 1999, the Board of Directors issued an option to Mr. Little to purchase 650,000 shares of the Company's common stock at $.75 per share of which none have been exercised as of March 31, 1999. This option expires on March 12, 2009.

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

          In addition, on June 18, 1997, the Board of Directors issued a seller of drilling equipment an option to purchase 150,000 shares of the Company's common stock at $1.50 per share, none of which has been exercised as of March 31, 1999.


                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Information relating to stock options outstanding at March 31 is summarized as follows:


                                           1999                             1998                          1997
                                 ---------------------------      --------------------------    --------------------------
                                                  Exercise                        Exercise                      Exercise
                                                  Price per                       Price per                     Price Per
                                   Options         Option           Options        Option         Options        Option
                                 -----------    ------------      -----------    -----------    -----------    -----------
Balance Outstanding
      Beginning of year            1,353,500    $  .375-1.50        1,272,500    $  .375-.47      1,325,500    $  .375-.41
       Granted                       795,000    $  .75-1.438          165,000    $ 1.38-1.50         10,000    $     0.470
       Exercised                    (168,587)   $  .375-1.38          (24,000)   $ .375-1.38         (1,000)   $     0.375
       Canceled                     (293,913)   $ .375-1.438          (60,000)   $     0.375        (62,000)   $  .375-.41
                                 -----------    ------------      -----------    -----------    -----------    -----------
Balance Outstanding
      End of year                  1,686,000    $  .375-1.50        1,353,500    $ .375-1.50      1,272,500    $  .375-.41
                                 ===========    ============      ===========    ===========    ===========    ===========
Options Exercisable
      End of year                    854,000                          681,500                       296,500
                                 ===========                      ===========                   ===========

          At March 31, 1999, the weighted average price of options outstanding was $0.62 per share and the weighted average price of exercisable options was $0.57 per share.

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


                                                               1999                 1998              1997
                                                            -----------           --------          --------
       Net earnings-as reported                             $(1,307,518)           830,940           563,689
       Net earnings-pro forma                                (1,372,858)           774,797           485,869
       Net earnings per share-as reported-basic                   (0.27)              0.13              0.11
       Net earnings per share-as reported-diluted                 (0.27)              0.11              0.10
       Net earnings per share-pro forma-basic                     (0.28)              0.12              0.09
       Net earnings per share-pro forma-diluted                   (0.28)              0.10              0.08
       Weighted-average fair value of options,
         granted during the year                                   0.31               0.63              0.23

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 70%, 65% and 46%, weighted average risk-free interest rates of 5.1%, 6.3% and 6.7% for grants in 1999, 1998 and 1997, respectively, and an expected life of five years. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock, and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.


                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(5)   Business Segments and Supplementary Earnings Information

          The Company is engaged in contract drilling of oil and gas wells and until fiscal 1999, in oil and gas exploration, development and production. The oil and gas operations contributed an immaterial amount towards the Company's gross revenues in fiscal 1999 and fiscal 1998 and constituted an insignificant amount of its total assets, therefore, disclosure of fiscal 1999 and fiscal 1998 oil and gas information has been omitted. Information concerning business segments and supplementary earnings information is as follows:

                                                                Year Ended
                                                              March 31, 1997
                                                              --------------
      Revenues:
       Contract drilling                                        $8,001,352
       Oil and gas                                                 501,962
                                                                ----------
                                                                $8,503,314
                                                                ==========
      Earnings from operations:
       Contract drilling                                        $  376,439
       Oil and gas                                                 174,894
                                                                ----------
                                                                $  551,333
                                                                ==========
      Identifiable assets at end of period:
       Contract drilling                                        $4,375,971
       Oil and gas                                                 675,313
                                                                ----------
                                                                $5,051,284
                                                                ==========
      Depreciation, depletion and amortization:
       Contract drilling                                        $  475,135
       Oil and gas                                                 148,479
                                                                ----------
                                                                $  623,614
                                                                ==========
      Capital expenditures:
       Contract drilling                                        $  765,450
       Oil and gas                                                   5,000
                                                                ----------
                                                                $  770,450
                                                                ==========
      Maintenance and repairs                                   $  566,194
                                                                ==========

          In fiscal 1999, only one customer accounted for 10% or more of contract drilling revenues. The revenue attributed to that customer was $3,555,284.

          In fiscal 1998, two customers each accounted for 10% or more of contract drilling revenues. The revenue attributed to those customers was $2,968,694 and $2,326,773.

          In fiscal 1997, only one customer accounted for 10% or more of contract drilling revenues. The revenue attributed to that customer was $1,116,322.

(6)  Commitments and Contingencies

          Subsequent to the end of fiscal 1999, the Company settled Civil Action No. SA 98 CA 752 HG, South Texas Drilling & Exploration, Inc. v. Stonewall Surplus Lines Insurance Company in the United States District Court for the Western District of Texas, San Antonio Division. In this action, the Company asked the Court to declare that it had no obligation to reimburse the attorneys' fees and expenses incurred by Stonewall in a case previously settled by the Company. Stonewall had counterclaimed to be reimbursed for attorneys' fees and expenses paid with regard to that previously settled case. The Company has recorded the settlement which did not have a material impact on the Company's financial statements.

(7)  Fair Value of Financial Instruments

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

(8)  Oil and Gas Producing Activities (Unaudited)

          The Company's oil and gas properties and operations are presented in the consolidated financial statements on the full cost method of accounting. All of the Company's exploration and production were conducted in the United States. Due to the Company's acquisitions of substantial amounts of drilling equipment in fiscal 1998 and the sale of the operated oil and gas properties in fiscal 1999, the Company's oil and gas operations no longer constitute a significant portion of the Company's assets. Therefore, to the extent permitted, fiscal year 1999 and fiscal year 1998 discussion and disclosure of information on oil and gas operations will be omitted.

          The aggregate amount of capitalized costs relating to oil and gas producing activities at the dates indicated are as follows:

                                                             March 31, 1997
                                                             --------------
       Proved properties                                     $    1,749,809
       Unproved properties                                               --
                                                             --------------
                                                                  1,749,809
       Accumulated depletion                                     (1,161,309)
                                                             --------------
                                                             $      588,500
                                                             ==============
        Depletion rate per unit of production (net
         equivalent barrel, exclusive of ceiling
         limitation adjustment)                              $         7.07
                                                             ==============

     During the period indicated in the preceding table, no internal costs were capitalized. Internal costs incurred during this period were in the nature of general corporate overhead. All costs related to production, general corporate overhead and other similar activities are expensed in the period incurred. Costs of site restoration and dismantlement and abandonment have historically been equal to or less than revenue earned from salvage of the well equipment. Such costs, net of the salvage revenue, are added to or subtracted from the full cost of oil and gas properties. These costs have been minimal in the years being reported.


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


                                             Oil and
                                            Condensate          Gas
                                              (Bbls)           (Mcf)
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
                                            ==========      ==========



                                                  Year Ended
                                                 March 31, 1997
                                            ------------------------
                                             (Bbl)            (Mcf)
                                            --------        --------
      Proved developed reserves:
        Balance at beginning of year          60,420         302,960
                                            ========        ========
        Balance at end of year                72,970         412,540
                                            ========        ========

     Costs incurred for property acquisition, exploration and development activities are summarized below:


                                              Year Ended
                                            March 31, 1997
                                            --------------
        Property acquisition costs          $           --
        Development costs                            5,000
                                            --------------
                                            $        5,000
                                            ==============

          Results of operations for producing activities for the period indicated were as follows:


                                                      Year Ended
                                                    March 31, 1997
                                                    --------------
Revenues                                            $      401,542
Production costs                                          (177,318)
Depletion                                                 (148,479)
                                                    --------------
Results of operations from producing activities
(excluding corporate overhead and interest costs)   $       75,745
                                                    ==============


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


                                                                     (Continued)

          SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                   Year Ended
                                                  March 31, 1997
                                                  --------------
Estimated future cash flows                        $ 2,356,000
Estimated future production costs                   (1,364,000)
Estimated future development cost                           --
                                                   -----------
Estimated future net cash flows before
   income taxes                                        992,000
Estimated future income taxes                          (66,000)
Ten percent discount for estimated timing
   of future cash flows                               (214,000)
                                                   -----------
Standardized measure of discounted
   estimated future net cash flows                 $   712,000
                                                   ===========
Changes in standardized measure of
   discounted estimated future net cash flows:
Sales of oil and gas produced, net
   of production costs                             $  (238,000)
Extensions, discoveries and other
   additions, less related costs                            --
Changes in estimated future
   development costs                                 1,041,000
Revisions of previous quantity estimates            (1,743,000)
Net changes in prices                               (1,996,000)
Accretion of discount                                  367,000
Income taxes                                         1,022,000
Other                                                 (439,000)
                                                   -----------
   Net increase (decrease)                         $(1,986,000)
                                                   ===========


ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the current members of the Board of Directors of the Company. In November, 1998, Mr. Robert R. Marmor, former Chairman of the Board, resigned. His duties as Chairman were assumed by Michael E. Little who also assumed the duties of Chief Executive Officer. Subsequent to Mr. Marmor's resignation, Mr. Charles Tichenor and Mr. Al Dowell also resigned their positions as Directors of the Company. They were not replaced on the Board.

     MICHAEL E. LITTLE, 44, Chairman of the Board and Chief Executive Officer since November, 1998. From March 1982 to October, 1998, Mr. Little served as President, Chief Executive Officer and a director of Dawson Production Services, Inc., and Chairman of the Board since 1983. From 1980 to 1982, he was Vice President of Cambern Engineering, Inc., a company that provided drilling and completion consulting services in the Texas Gulf Coast area. From 1976 to 1980, he was employed by Chevron USA as a drilling foreman in Midland, Texas and as a drilling engineer in New Orleans, Louisiana. Mr. Little received his Bachelor of Science degree in Petroleum Engineering in 1978 from Texas Tech University.

     WILLIAM D. HIBBETTS, 50, CPA, a Director since June, 1984. Mr. Hibbetts is Chief Accounting Officer of Southwest Venture Management Company. He was Treasurer/Controller of Gary Pools, Inc. from May, 1986 to July, 1988. He served as an officer of the Company from January 1, 1982 until May 1, 1986. Mr. Hibbetts served in various positions as an accountant with KPMG Peat Marwick LLP from June, 1971 to December, 1981. Mr. Hibbetts served as manager in that accounting firm's audit group from July, 1978 to December, 1981.

     RODNEY R. LEWIS, 43, a Director since June, 1997. He has served as President and Managing Partner of Lewis Petro Properties, Inc., Cerrito Gathering Company and their affiliates since their inception in 1983. He has been involved in the oil and gas industry in the Webb County area since 1978, at which time he was employed by Stampede Energy in Ontario, Canada to supervise field activities in Webb County. From 1979 until the formation of his operating company in 1983, Mr. Lewis has been actively involved in Webb, Dimmit and LaSalle counties building various entities into a vertically integrated group of natural gas drilling, producing, developing and marketing companies.

     RICHARD PHILLIPS, 68, a Director since June, 1997. From 1981 he has served as President of San Patricio Corporation in Corpus Christi, Texas, an oil and gas operator and three-rig drilling contractor which sold its drilling related assets to the Company in 1997. Mr. Phillips was engaged in petroleum engineering consulting from 1979 until 1981 when he founded San Patricio Corporation.

     WM. STACY LOCKE, 43, a Director since May 1, 1995. Mr. Locke is President and Chief Operating Officer since November, 1998. He was President and Chief Executive Officer from May, 1995. He was Vice President- Investment Banking with Arneson, Kercheville, Ehrenberg & Associates, Inc. from January 1, 1993 to April 30, 1995. From 1988-1992, Mr. Locke was Vice President-Investment Banking with Chemical Banking Corporation, Texas Commerce Bank. He was Senior Geologist with Huffco Petroleum Corporation from 1982-1986. From 1979 to 1982 Mr. Locke worked for Tesoro Petroleum Corporation and Valero Energy as a Geologist.

     CHRIS F. PARMA, 49, CPA, Vice President and Chief Financial Officer since December, 1995. He has been employed as Controller of the Company since October, 1990. He served in various accounting positions from Staff Accountant to Controller from 1972 to 1990 with J. H. Uptmore & Associates, Inc., Real Estate Developer. He served as Vice President of Uptmore from 1985 to 1990.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company and its subsidiaries for services performed during the fiscal year ended March 31, 1999, to the chief executive officer and to the president of the Company. No other officer was paid total compensation of $100,000 or more.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                           Summary Compensation Table


                                                   Other Annual     Restricted        Warrants/        LTIP     All Other
      Name and                  Salary    Bonus    Compensation     Stock Award     Options/ SARs    Pay-outs  Compensation
 Principal Position     Year       $        $           $                $                #               $         $
 ------------------    ------  --------  -------  --------------    ------------    -------------    --------  ------------
Wm. Stacy Locke
   President             1999    94,392       --             993(1)                            --          --            --
    CEO                  1998    85,730       --           1,231(1)       55,000(2)            --          --            --
    CEO                  1997    71,750       --             479(1)       52,083(3)            --          --            --
Michael E. Little
    CEO                  1999    15,915       --              --               -               --          --            --

     (1) Includes value of personal use of company-provided vehicle.

     (2) Includes 12,342 shares paid per employment agreement.

     (3) Includes 84,734 shares accrued per employment agreement.

          From December, 1988, through June, 1995, Directors received 1,000 shares of the Company's common stock for each directors' meeting attended. From July, 1995 through June 1996, Directors who were not officers or employees of the Company received $1,000 each quarter for their service on the Board and $250 for each meeting attended. From July 1996 through March 1997 those Directors received $500 each quarter for their service on the Board and $250 for each meeting attended. Beginning in April 1997 the Directors once again received $1,000 each quarter for their service on the Board and $250 for each meeting attended. Directors who are not officers or employees of the Company and reside outside of the surrounding area in which a board meeting is held are entitled to reimbursement for travel expenses incurred by them in attending directors' meetings for their service on the Board and $250 for each meeting attended. In fiscal 1998, the Board reinstated the $1,000 fee per quarter for outside directors for the period from July, 1996 through March, 1997.

          The following table summarizes as to the chief executive officer of the Company, the number and terms of stock options granted during the year ended March 31, 1999:

                      Option/SAR Grants in Last Fiscal Year


                                             % of Total                                               Potential
                             Number of        Options/                                            Realized Value at
                            Securities          SARs                                           Assumed Annual Rates of
                            Underlying       Granted to                                       Stock Price Appreciation
                             Options/         Employees     Exercise or                            for Option Term
                               SARs           in Fiscal         Base         Expiration       -------------------------
          Name              Granted (#)         Year        Price ($/sh)       Date             5% ($)           10%($)
          ----              -----------      ----------     ------------     ----------       ---------         -------
Michael E. Little               100,000          13%            $0.75        04/01/1999              --              --
                                650,000          87%            $0.75        03/12/2009         108,085         460,836

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values




                                                                                   Number of
                                                                                  Securities              Value of
                                                                                  Underlying            Unexercised
                                                                                  Unexercised           In-the-Money
                                                                                Options/SARs at       Options/SARs at
                                                                                  FY-End (#)             FY-End ($)

                                    Shares Acquired            Value             Exercisable/           Exercisable/
             Name                  on Exercise (#)          Realized($)          Unexercisable         Unexercisable
             ----                  ----------------         -----------         ---------------       ----------------
       Michael E. Little                100,000                      --             0 / 650,000               0/0

     The following table summarizes as to each of the executive officers of the Company, the number and terms of stock warrants granted during the year ended March 31, 1999:

                   Stock Warrants Granted in Last Fiscal Year
                                Individual Grants


                                                             % of Total
                                                              Warrants
                                          Stock              Granted to
                                         Warrant            Employees in                Exercise              Expiration
Name                                     Grants              Fiscal Year                 Price                   Date
----                                     ------             -------------               --------              ----------

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

             Aggregated Stock Warrant Exercises in Last Fiscal Year
                    and Fiscal Year End Stock Warrant Values


                                                                                      Value of
                                                                 Number of          Unexercised
                                                               Unexercised          In-the-Money
                                                              Stock Warrants       Stock Warrants
                                 Shares                         at FY-End            at FY-End
                               Acquired on       Value         Exercisable/         Exercisable/
Name                            Exercise        Realized       Unexercisable        Unexercisable
----                           -----------      --------      --------------       --------------


     In the current fiscal year, there were no stock warrant exercises by executive officers nor were there any stock warrant values at year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of June 1, 1999, with respect to each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, the Series A Preferred Stock and the Series B Preferred Stock, each director of the Company, and all officers and directors of the Company as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                                                                         Nature of       Percentage
Title of                    Name and Address of                         Beneficial       Ownership
 Class                        Beneficial Owner                           Ownership       of Class(7)
--------                    -------------------                         ----------       -----------
Preferred Series A          T.L.L. Temple Foundation                       400,000          100.0%
                            109 Temple Blvd., Suite 300
                            Lufkin, Texas 75901-7321

Preferred Series B          T.L.L. Temple Foundation                       153,915           83.4%
                            109 Temple Blvd., Suite 300
                            Lufkin, Texas 75901-7321

Preferred Series B          Temple Interests L.P.                           30,700           16.6%
                            109 Temple Blvd, Suite 100
                            Lufkin, Texas 75901-7321

Common                      Rowan Companies, Inc.                          750,000            9.6%
                            1900 Post Oak Tower
                            5051 Westheimer
                            Houston, TX 77056

Common                      Robert R. Marmor                               422,393(1)         5.4%
                            9310 Broadway, Bldg. I
                            San Antonio, TX 78217

Common                      William D. Hibbetts                            141,612(2)         1.8%
                            13007 Blanche Coker
                            San Antonio, TX 78216

Common                      Michael E. Little                              785,000(3)        10.1%
                            9310 Broadway, Bldg. 1
                            San Antonio, Texas 78217

Common                      Wm. Stacy Locke                              1,157,965(4)        14.9%
                            9310 Broadway, Bldg. I
                            San Antonio, Texas 78217

Common                      Richard Phillips                               390,144(5)         5.0%
                            5701 Agnes Street
                            Corpus Christi, Texas 78408

Common                      Rodney Lewis                                   109,865            1.4%
                            10101 Reunion Pl., Suite 250
                            San Antonio, Texas 78216

                            All officers and directors as a group (6     2,639,586(6)        39.9%
                            persons)

(1) Does not include 180,420 shares owned by Mr. Marmor's children and grandchildren. Mr. Marmor disclaims beneficial ownership and has no voting rights or dispositive power in these 180,420 shares.

(2) Includes options issued to Mr. Hibbetts by the Board of Directors to purchase 10,000 shares.

(3) Includes options issued to Mr. Little by the Board of Directors to purchase 650,000 shares.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

(4)  Includes options issued to Mr. Locke to purchase 800,000 shares.

(5) Includes 240,000 shares and an option issued to San Patricio Corporation, which is wholly owned by Richard Phillips, to purchase an additional 150,000 shares.

(6) Includes options to purchase 1,665,000 shares issued to the officers and directors by the Board of Directors.

(7) Percentage of class outstanding is calculated assuming all officers and directors exercise all outstanding options and warrants.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The Company's chairman and chief executive officer, Mr. Michael E. Little, commenced employment by the Company on November 15, 1998, under a two year employment agreement calling for a base salary of $40,000 for the first year of the two year term and no less than $40,000 for year two. Mr. Little was also granted an option to purchase 100,000 shares of the Company's common stock at a price of $0.75 per share. This option, which was scheduled to expire April 1, 1999, was exercised in March, 1999. Mr. Little was granted another option to purchase 650,000 shares of the Company's common stock at a price of $0.75 per share. These options shall vest at a rate of 20% per year for each 12-month period Mr. Little is employed by the Company. All of Mr. Little's options would become exercisable upon a change in control of the Company.

              During the current fiscal year, the employment contract of Mr. Wm. Stacy Locke was amended. Under the terms of the amendment, Mr. Locke will be employed as President and Chief Operating Officer of the Company through April 30, 2001. He will be paid a base salary of $95,000 per year. The amended agreement also reduced the number of shares of Company common stock subject to the incentive stock option granted to Mr. Locke in May, 1995, from 1,200,000 shares to 960,000 shares.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a) Index to Financial Statements and Schedules and Exhibits

     1. The following consolidated financial statements of South Texas Drilling & Exploration, Inc. and its subsidiaries are included in Part II, Item 8 of this Report:

               Independent Auditors' Report.

               Consolidated Balance Sheets at March 31, 1999 and 1998.

               Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997.

               Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997.

               Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

   -     (10)(gg)   Third Amended Certificate of Designation, Correcting An Error In The Second Amended
                    Certificate of Designation and Designating the Voting Powers, Preferences And Right Of
                    A New Series B 8% Convertible Preferred Stock dated June 9, 1998.

   -     (10)(hh)   First Amendment To Loan And Security Agreement dated May 8, 1996 between the
                    Company and Finova Capital Corporation dated June 18, 1997.

   -     (10)(ii)   Second Amendment To Loan and Security Agreement dated May 8, 1996 between the
                    Company and Finova Capital Corporation.

  40     (10)(jj)   Third Amendment to Loan and Security Agreement dated May 6, 1996 between the
                    Company and Finova capital Corporation dated November 1, 1998.

  53     (10)(kk)   Executive Employment Agreement dated November 16, 1998 between the Company and
                    Michael E. Little.

  62     (10)(ll)   First Amendment to Executive Employment Agreement dated May 1, 1995 between the
                    Company and Wm. Stacy Locke dated November 16, 1998.

   -     (22)       Subsidiaries of the registrant (previously filed as an Exhibit to the Company's 1992
                    Annual Report on Form 10-K, File No. 2-70145).

   -     (27)       Financial Data Schedule

         (b) Reports of Form 8-K: No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                                     SCHEDULE II


                        Valuation and Qualifying Accounts


                                     Balance           Charged
                                        at             to costs             Deductions            Balance
                                     beginning           and                   from                 at
                                     of year           expenses              accounts             year end
                                     ---------         --------             ----------            --------
Year ended March 31, 1997:
Allowance for doubtful
receivables                          $ 140,000               --                     --             140,000
                                     =========         ========             ==========            ========

Year ended March 31, 1998:
Allowance for doubtful
receivables                          $ 140,000               --                     --             140,000
                                     =========         ========             ==========            ========


Year ended March 31, 1999:
Allowance for doubtful
receivables                          $ 140,000               --                140,000                  --
                                     =========         ========             ==========            ========

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, South Texas Drilling & Exploration, Inc. has duly caused this report to be signed on its behalf by the undersigned, this 24th day of June, 1999 thereunto duly authorized.



                                         By /s/ MICHAEL E. LITTLE
                                            ----------------------------------
                                            Michael E. Little, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


      Signature                  Title                        Date
      ---------                  -----                        ----
/s/ Michael E. Little      Chairman, Chief Executive       June 24, 1999
-----------------------    Officer and Director
Michael E. Little



/s/ Wm. Stacy Locke        President, Chief                June 24, 1999
-----------------------    Operating Officer and
Wm. Stacy Locke            Director



/s/ William D. Hibbetts    Director                        June 24, 1999
-----------------------
William D. Hibbetts



/s/ Chris F. Parma         Vice President and              June 24, 1999
-----------------------    Chief Financial Officer
Chris F. Parma

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
  40     (10)(jj)   Third Amendment to Loan and Security Agreement dated May 6, 1996 between the
                    Company and Finova capital Corporation dated November 1, 1998.

  53     (10)(kk)   Executive Employment Agreement dated November 16, 1998 between the Company and
                    Michael E. Little.

  62     (10)(ll)   First Amendment to Executive Employment Agreement dated May 1, 1995 between the
                    Company and Wm. Stacy Locke dated November 16, 1998.

   -     (27)       Financial Data Schedule