Form 10-Q
period 1999-06-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1999-08-13
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from        N/A          to
                               ------------------     -------------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                                74-2088619
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A
                                                                 Yes      No
                                                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                Outstanding at August 6, 1999
            -----                                -----------------------------
   Common Stock, $.10 par value,                           6,100,784

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
ITEM 1.
    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Condensed Consolidated Balance Sheets

                                                                          June 30,        March 31,
ASSETS                                                                      1999            1999
------                                                                  ------------    ------------
Current assets
    Cash                                                                $  1,303,539       1,411,493
    Receivables                                                            1,536,632       1,096,948
    Contract drilling in progress                                            577,939         221,000
    Prepaid expenses                                                         111,783         154,591
                                                                        ------------    ------------
       Total current assets                                                3,529,893       2,884,032
                                                                        ------------    ------------

Property and equipment                                                    16,012,791      15,734,010
Accumulated depreciation, depletion and amortization                      (8,958,173)     (8,611,165)
                                                                        ------------    ------------
    Net property and equipment                                             7,054,618       7,122,845
                                                                        ------------    ------------
       Total assets                                                       10,584,511      10,006,877
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments, long-term debt                                     446,107         443,565
    Accounts payable                                                       1,999,556       1,249,083
    Accrued expenses                                                         631,081         638,321
                                                                        ------------    ------------
       Total current liabilities                                           3,076,744       2,330,969

Long-term debt                                                             2,240,436       2,354,205

                                                                        ------------    ------------
       Total liabilities                                                   5,317,180       4,685,174
                                                                        ------------    ------------

Shareholders' equity:
  Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value. Authorized 400,000 shares;
    issued and outstanding 400,000 shares at June 30 and at
    March 31, 1999                                                           800,000         800,000
  Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value. Authorized 184,615 shares;
    issued and outstanding 184,615  shares at June 30 and at
    March 31, 1999                                                         2,999,994       2,999,994
  Common stock, $.10 par value. Authorized 15,000,000 shares, issued
    6,100,784 at June 30 and at March 31, 1999                               610,078         610,078
Additional paid-in capital                                                16,324,031      16,324,031
Accumulated (deficit)                                                    (15,466,772)    (15,412,400)
                                                                        ------------    ------------
                                                                           5,267,331       5,321,703

                                                                        ------------    ------------
Total shareholders' equity                                                 5,267,331       5,321,703
                                                                        ------------    ------------
Total liabilities and shareholders' equity                              $ 10,584,511      10,006,877
                                                                        ============    ============


See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended
                                                                 June 30,
                                                        --------------------------
                                                           1999           1998
                                                        -----------    -----------
Revenues:
    Contract drilling                                   $ 3,100,040      4,185,878
    Oil and gas                                               4,122         51,133
    Management fees and other                                 8,177         25,756
                                                        -----------    -----------
    Total operating revenues                              3,112,339      4,262,767
                                                        -----------    -----------

Costs and expenses:
    Contract drilling                                     2,487,917      3,726,892
    Oil and gas                                                  --         56,925
    Depreciation, depletion and amortization                354,509        357,132
    General and administrative                              197,096        169,020
                                                        -----------    -----------
    Total operating costs and expenses                    3,039,522      4,309,969
                                                        -----------    -----------

Earnings (loss) from operations                              72,817        (47,202)
                                                        -----------    -----------
Other income (expense):
    Interest expense                                        (66,096)       (89,858)
    Interest income                                          16,730         27,540
    Gain on sale of assets                                    1,400             --
                                                        -----------    -----------
    Total other income (expense)                            (47,966)       (62,318)
                                                        -----------    -----------

Earnings (loss) before income taxes                          24,851       (109,520)
Income taxes                                                  3,223          3,800
                                                        -----------    -----------
Net earnings (loss)                                          21,628       (113,320)

Preferred stock dividend requirements                        76,000         76,000
                                                        -----------    -----------

Net (loss) applicable to common stockholders            $   (54,372)      (189,320)
                                                        ===========    ===========

Loss per common share - Basic and Diluted               $     (0.01)         (0.03)
                                                        ===========    ===========

Weighted average number of shares outstanding - Basic
   and Diluted                                            6,100,784      5,846,517
                                                        ===========    ===========


See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    Three Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
Cash flows from operating activities:
    Net earnings (loss)                                         $    21,628       (113,320)

Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
   Depreciation, depletion, amortization                            354,509        357,132
   Gain on sale of assets                                            (1,400)        (1,692)
   Changes in current assets and liabilities:
      Accounts and notes receivable                                (439,684)      (771,884)
      Contract drilling in progress                                (356,939)       340,412
      Prepaid expenses                                               42,808         20,350
      Accounts payable                                              750,473        259,319
      Prepaid drilling contracts                                         --        (99,000)
      Accrued expenses                                              (83,240)       (81,992)
                                                                -----------    -----------
Net cash provided (used) by operations                              288,155        (90,675)
                                                                -----------    -----------
Cash flows from financing activities:
   Payments of debt                                                (111,228)      (177,235)
   Payment of dividends on preferred stock                               --        (64,000)
   Proceeds from exercise of options                                     --            375
                                                                -----------    -----------
Net cash used in financing activities                              (111,228)      (240,860)
                                                                -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                              (286,281)      (382,010)
   Proceeds from sale of equipment                                    1,400         57,565
                                                                -----------    -----------
Net cash used in investing activities                              (284,881)      (324,445)
                                                                -----------    -----------

Net decrease in cash                                               (107,954)      (655,980)

Beginning cash and cash equivalents                               1,411,493      2,586,710

                                                                -----------    -----------
Ending cash and cash equivalents                                $ 1,303,539      1,930,730
                                                                ===========    ===========

Supplementary Disclosure:
   Interest paid                                                     65,737         90,018
   Dividend accrual                                                  76,000         76,000


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

4. At April 1, 1999, the Company had investment tax credit carryforwards of approximately $20,000 (expiring 2000 through 2001) and minimum tax credit carryforwards of approximately $18,000, which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $13,135,000 (expiring 2000 through 2013), which are also available to reduce future taxable income and taxes. A valuation allowance has been established to decrease total gross deferred tax assets (primarily investment credit tax carryforwards and net operating loss carryforwards) to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets.

5. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by Financial Accounting Standards No. 128:

                                                                                       Three Months Ended
                                                                                          June 30, 1999
                                                                                       ------------------
                                                                                             Weighted
                                                                                              Average
                                                                           Income             Shares       Per-Share
                                                                         (Numerator)      (Denominator)      Amount
                                                                         -----------      -------------    ---------
Net earnings                                                             $    21,628
Less: Preferred stock dividends                                              (76,000)
                                                                         -----------

Income (loss) available to common
    stockholders - Basic and Diluted                                     $   (54,372)       6,100,784        $(0.01)
                                                                         ===========        =========        ======


                                                                       Continued

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                                                       Three Months Ended
                                                                                          June 30, 1998
                                                                                       ------------------
                                                                                             Weighted
                                                                                              Average
                                                                           Income             Shares       Per-Share
                                                                         (Numerator)      (Denominator)      Amount
                                                                         -----------      -------------    ---------
Net earnings (loss)                                                      $(113,320)
Less: Preferred stock dividends                                            (76,000)
                                                                         ---------
Income (loss) available to common
    stockholders - Basic and Diluted

                                                                         $(189,320)         5,846,517        $(0.03)
                                                                         =========          =========        ======


6. In the quarter ended June 30, 1999, the Company changed its estimated useful lives on drilling rigs. This change was implemented in order to more accurately reflect the Company's historical experience with regard to its drilling rigs. Because of this change, net income for the quarter ended June 30, 1999, was approximately $36,000 higher than it would have been if the useful lives had not been changed. The change did not have any effect on earnings (loss) per share-basic and diluted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 1999 were $1,303,539 compared to $1,411,493 at March 31, 1999. The current ratio at June 30, 1999 was 1.15 compared to 1.24 at March 31, 1999. Working capital decreased to $453,149 at June 30, 1999 from $553,063 at March 31, 1999. Despite the decrease in the current ratio and working capital, the Company believes that, for the current fiscal year, it will continue to maintain its ability to meet its cash requirements for debt service and operations. In the current quarter, the Company's operations generated cash flow of $288,155 while in the same quarter a year earlier operations operated at a cash flow deficit of $90,675. Accounts receivable increased to $1,536,632 at June 30, 1999 from $1,096,948 at March 31, 1999. Contract drilling in progress increased to $577,939 at June 30, 1999 from $221,000 at March 31, 1999. The increases in accounts receivable and contract drilling in progress at June 30, 1999, reflect the increased drilling activity which the Company experienced when compared with the quarter ended March 31, 1999.

     Since March 31, 1999, property and equipment costs increased by a net of $278,781. Of this amount, $286,281 was spent on drilling equipment and $7,500 in transportation equipment was sold.

     Debt obligations in the form of notes payable decreased by $111,228 from March 31, 1999 to June 30, 1999. Accounts payable at June 30, 1999 were $1,999,556, an increase of $750,473 from $1,249,083 at March 31, 1999. The primary reason for this increase was the higher costs associated with turnkey contracts. Accrued expenses decreased to $631,081 at June 30, 1999 from $638,321 at March 31, 1999.

Results of Operations

     Contract drilling revenue for the quarter ended June 30, 1999 was $3,100,040 compared to $4,185,878 in the same quarter a year earlier. This decrease in drilling revenue was the result of a decrease in drilling days. In the current quarter, the Company had 235 drilling days compared to 400 drilling days in the same quarter in fiscal 1999. The rig utilization rate for the current quarter was 39% compared to 73% in the same quarter a year earlier. The decrease in the

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

number of drilling days was the result of low demand for drilling rigs and the stacking of two rigs during the current quarter. The Company's shallowest-depth capacity rig was stacked in the Company's yard due to weak demand. The second rig was stacked while undergoing a complete refurbishment of the rig. Both rigs will be back in operation in the Company's second quarter. The average revenue per drilling day increased to $13,192 from $10,465 in the corresponding quarter of fiscal 1999. This increase in the average revenue per drilling day was the result of an increase in the number of turnkey drilling contracts. In the current quarter, 83% of drilling revenue came from turnkey contracts and 17% of drilling revenue came from daywork and footage contracts. In the same quarter in fiscal 1999, 56% of drilling revenue came from turnkey contracts while 44% came from daywork and footage contracts. Turnkey contracts typically provide the highest potential revenue and profit margin per day; however, they also expose the Company to greater risk.

     Oil and gas revenue for the quarter ended June 30, 1999 was $4,122, principally from overriding royalty interests, compared to $51,133 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to the Company's sale of all its operated oil and gas properties in the last quarter of fiscal 1999.

     Total operating costs and expenses for the quarter ended June 30, 1999 were $3,039,522, down $1,270,447, from operating costs and expenses of $4,309,969 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs decreased $1,238,975 in the quarter ended June 30, 1999. Average drilling costs per day in the current quarter were $10,587 compared to $9,317 in the same quarter a year earlier. Depreciation, depletion and amortization costs decreased to $354,509 in the quarter ended June 30, 1999 from $357,132 in the quarter ended June 30, 1998. This decrease was the result of the Company's sale of its oil and gas interests in the last quarter of fiscal 1999 resulting in no depletion expense in the current quarter and the increase in the estimated useful lives of drilling rigs. This change in estimated useful lives was implemented in order to more accurately reflect the Company's historical experience with regard to its drilling rigs. This change in estimated useful lives reduced depreciation expense in the current quarter by approximately $36,000. General and administrative expenses increased to $197,096 in the current quarter from $169,020 in the same quarter a year earlier. A large portion of the increase in general and administrative expenses were legal costs associated with a lawsuit, which was settled in June, 1999.

     Other income and expense decreased to $47,966 of net expenses in the current quarter from $62,318 of net expenses in the same quarter a year earlier, primarily due to decreased interest expense.

Accounting Matters

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the adoption of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or liquidity as the Company has no derivative instruments and no hedging activities.

Year 2000

     In fiscal 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Company has addressed its internal year 2000 issue with modifications to existing programs. Additionally, contact has been made with financial institutions, major vendors and customers with regard to the year 2000 issue. The Company does not expect to incur any material expenses relating to year 2000 compliance. If the Company were to take no action in dealing with the potential problem, management believes the Company would still be able to continue its operations. The Company does not rely on any computer-driven equipment to perform its operations. If any equipment were to be affected, it would be in the general and administrative area, primarily accounting and document preparation. These activities could be performed manually until the computer-related problems could be remedied.

Market Risk

     There have been no significant changes in the Company's market risk factors since March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the current quarter, the Company settled Civil Action No. SA 98 CA 752 HG, South Texas Drilling & Exploration, Inc. V. Stonewall Surplus Lines Insurance Company in the United States District Court for the Western District of Texas, San Antonio Division. In this action, the Company asked the Court to declare that it had no obligation to reimburse the attorneys' fees and expenses incurred by Stonewall in a case previously settled by the Company. Stonewall had counterclaimed to be reimbursed for attorneys' fees and expenses paid with respect to that previously settled case. The Company has recorded the settlement, which did not have a material impact on the Company's financial statements.

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

                                           SOUTH TEXAS DRILLING &
                                            EXPLORATION, INC.

                                           /s/ Michael E. Little
                                           ---------------------------
                                           Michael E. Little
                                           Chairman of the Board

Dated:  August 6, 1999

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

          Signature                                       Title                            Date
          ---------                                       -----                            ----
/s/ Michael E. Little                            Chairman of the Board and             August 6 1999
--------------------------------------           Chief Executive Officer
Michael E. Little

/s/ Wm. Stacy Locke                              President and Chief                   August 6 1999
--------------------------------------           Operating Officer and
Wm. Stacy Locke                                  Director

/s/ William D. Hibbetts                          Director                              August 6 1999
--------------------------------------
William D. Hibbetts

/s/ Chris F. Parma                               Vice President and                    August 6 1999
--------------------------------------           Chief Financial Officer
Chris F. Parma

                                 EXHIBIT INDEX


 Exhibit No.                      Description
 -----------                      -----------
     27                     Financial Data Schedule