Form 10-Q
period 1999-09-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 1999-11-15
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                                 Outstanding at November 5, 1999
           -----                                 -------------------------------
Common Stock, $.10 par value                               6,100,784

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,          March 31,
                                                                                        1999                 1999
                                                                                    ------------         ------------
  ASSETS
Current Assets:
  Cash                                                                              $  1,125,010            1,411,493
  Receivables                                                                            172,931            1,096,948
  Contract drilling in progress                                                          890,483              221,000
  Prepaid expenses                                                                       201,715              154,591
                                                                                    ------------         ------------
      Total current assets                                                             2,390,139            2,884,032
                                                                                    ------------         ------------

Property and equipment                                                                19,192,937           15,734,010
Accumulated depreciation, depletion and amortization                                   9,332,219            8,611,165
                                                                                    ------------         ------------
Net property and equipment                                                             9,860,718            7,122,845
                                                                                    ------------         ------------
      Total assets                                                                    12,250,857           10,006,877
                                                                                    ============         ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments, long-term debt                                                   702,395              443,565
  Accounts payable                                                                     2,073,830            1,249,083
  Accrued expenses                                                                       688,740              638,321
                                                                                    ------------         ------------
      Total current liabilities                                                        3,464,965            2,330,969

Long-term debt, less current installments                                              3,628,707            2,354,205
                                                                                    ------------         ------------

Total liabilities                                                                      7,093,672            4,685,174
                                                                                    ------------         ------------

Shareholders' equity:
  Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value.  Authorized 400,000 shares; issued
      and outstanding 400,000 shares at September 30, and at March 31, 1999              800,000              800,000
  Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value.  Authorized 184,615 shares; issued
      and outstanding 184,615 shares at September 30, and at March 31, 1999            2,999,994            2,999,994
  Common stock, $.10 par value.  Authorized 15,000,000 shares;
      issued 6,100,784 at September 30, and at March 31, 1999                            610,078              610,078
  Additional paid-in capital                                                          16,324,031           16,324,031
  Retained earnings (deficit)                                                        (15,576,918)         (15,412,400)
                                                                                    ------------         ------------
      Total shareholders' equity                                                       5,157,185            5,321,703
                                                                                    ------------         ------------
Total liabilities and shareholders' equity                                          $ 12,250,857           10,006,877
                                                                                    ============         ============


See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended                        Six Months Ended
                                                            September 30,                            September 30,
                                                    -------------------------------         --------------------------------
                                                        1999                1998                1999                1998
                                                    -----------         -----------         -----------         -----------
Revenues:
    Contract drilling                               $ 3,294,535         $ 3,713,777           6,394,575           7,899,655
    Oil and gas                                           4,024              44,518               8,146              95,651
    Management fees and other                             5,484              24,262              13,661              50,018
                                                    -----------         -----------         -----------         -----------
    Total operating revenues                          3,304,043           3,782,557           6,416,382           8,045,324
                                                    -----------         -----------         -----------         -----------

Costs and expenses:
    Contract drilling                                 2,797,069           3,605,264           5,284,986           7,332,156
    Oil and gas                                              91              62,911                  91             119,836
    Depreciation, depletion and amortization            374,046             385,580             728,555             742,712
    General and administrative                          117,644             216,391             314,740             385,411
                                                    -----------         -----------         -----------         -----------
    Total operating costs and expenses                3,288,850           4,270,146           6,328,372           8,580,115
                                                    -----------         -----------         -----------         -----------

Earnings (loss) from operations                          15,193            (487,589)             88,010            (534,791)
                                                    -----------         -----------         -----------         -----------

Other income (expense):
    Interest expense                                    (67,115)            (85,530)           (133,211)           (175,388)
    Interest income                                      20,935              28,109              37,665              55,649
    Gain (loss) on sale of assets                            --             (41,265)              1,400             (41,265)
                                                    -----------         -----------         -----------         -----------
    Total other income (expense)                        (46,180)            (98,686)            (94,146)           (161,004)
                                                    -----------         -----------         -----------         -----------

Loss before income taxes                                (30,987)           (586,275)             (6,136)           (695,795)
Income taxes                                              3,159              25,830               6,382              29,630
                                                    -----------         -----------         -----------         -----------
Net earnings (loss)                                     (34,146)           (612,105)            (12,518)           (725,425)
Preferred stock dividend requirements                    76,000              76,000             152,000             152,000
                                                    -----------         -----------         -----------         -----------
Net (loss) applicable to common
    stockholders                                    $  (110,146)           (688,105)           (164,518)           (877,425)
                                                    ===========         ===========         ===========         ===========

Loss per common share-Basic and Diluted             $     (0.02)              (0.12)              (0.03)              (0.15)
                                                    ===========         ===========         ===========         ===========

Weighted average number of shares
    outstanding-Basic and Diluted                     6,100,784           5,900,784           6,100,784           5,873,799
                                                    ===========         ===========         ===========         ===========


See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                     Six Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                                 1999                 1998
                                                                             -----------         -----------
Cash flows from operating activities:
    Net (loss)                                                               $   (12,518)           (725,425)
    Adjustments to reconcile net earnings to net cash provided (used)
       by operating activities:
       Depreciation, depletion, amortization                                     728,555             742,712
       Gain (loss) on sale of assets                                              (1,400)             41,265
       Changes in current assets and liabilities:
          Accounts and notes receivable                                          924,017          (1,186,339)
          Contract drilling in progress                                         (669,483)            676,177
          Prepaid expenses                                                       (47,124)           (125,797)
          Accounts payable                                                       824,747           1,224,650
          Prepaid drilling contracts                                                  --             (99,000)
          Accrued expenses                                                      (101,579)             (4,642)
                                                                             -----------         -----------
Net cash provided by operations                                                1,645,215             543,601
                                                                             -----------         -----------

Cash flows from financing activities:
    Payments of debt                                                            (243,313)           (354,460)
    Proceeds of debt                                                           1,776,645                  --
    Payment of dividends on preferred stock                                           --             (64,000)
    Proceeds from exercise of warrants and options                                    --                 375
                                                                             -----------         -----------
Net cash provided (used) by financing activities                               1,533,332            (418,085)
                                                                             -----------         -----------

Cash flows from investing activities:
    Purchase of property and equipment                                        (3,466,428)           (717,376)
    Proceeds from sale of equipment                                                1,398              58,365
                                                                             -----------         -----------
Net cash used in investing activities                                         (3,465,030)           (659,011)
                                                                             -----------         -----------

Net increase (decrease) in cash                                                 (286,483)           (533,495)

Beginning cash and cash equivalents                                            1,411,493           2,586,710
                                                                             -----------         -----------

Ending cash and cash equivalents                                             $ 1,125,010           2,053,215
                                                                             ===========         ===========


Supplementary Disclosure:
    Common stock issued to directors                                                  --              26,437
    Retirement of treasury stock                                                      --            (136,905)
    Interest paid                                                                133,470             175,708
    Increase in dividend accrual                                                 152,000             152,000

See accompanying notes to condensed consolidated financial statements.

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

4. At April 1, 1999, the Company had investment tax credit carryforwards of approximately $20,000 (expiring 2000 through 2001) and minimum tax credit carryforwards of $18,000, which are available to reduce future Federal income taxes. In addition, the Company had net operating loss carryforwards of approximately $13,135,000 (expiring 2000 through 2013), which are also available to reduce future taxable income and taxes. A valuation allowance has been established to decrease total gross deferred tax assets (primarily investment credit tax carryforwards and net operating loss carryforwards) to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets.

5. On September 29, 1999, the Company completed its acquisition of the drilling operations of Howell Drilling, Inc., a San Antonio, Texas based land drilling contractor. The purchase included two drilling rigs, a Cabot 900 and a Cabot 750, drill pipe and collars, assorted spare drilling equipment, transportation equipment and office furniture and fixtures. The total expenditure for the Howell operations was $2,513,395, of which $1,750,000 was financed by the Company's primary lender. The terms of the new debt are the same as the previously outstanding debt from the lender. The interest rate is prime (8.25% at September 30, 1999) plus 1.75%. The debt provides for monthly principal payments (based on a seven-year amortization) of $20,833 plus interest and a due date of November 1, 2000. The acquisition was accounted for as a purchase.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

6. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by Financial Accounting Standards No. 128:


                                                                     Three Months Ended
                                                                     September 30, 1999
                                                       ----------------------------------------------
                                                                        Weighted
                                                                         Average
                                                        Income            Shares            Per-Share
                                                      (Numerator)      (Denominator)         Amount
                                                      -----------      -------------        ---------
Net loss                                              $ (34,146)
Less: preferred stock dividends                         (76,000)
                                                      ---------
Income (loss) available to common
        stockholders - Basic and Diluted              $(110,146)          6,100,784           $(0.02)
                                                      =========           =========           ======


                                                                    Three Months Ended
                                                                      September, 1998
                                                       ----------------------------------------------
                                                                         Weighted
                                                                          Average
                                                        Income            Shares            Per-Share
                                                      (Numerator)      (Denominator)         Amount
                                                      -----------      -------------        ---------
Net loss                                              $(612,105)
Less: Preferred stock dividends                         (76,000)
                                                      ---------
Income (loss) available to common
            stockholders - Basic and Diluted          $(688,105)          5,900,784          $ (0.12)
                                                      ==========          =========          =======


                                                                      Six Months Ended
                                                                      September, 1999
                                                       ----------------------------------------------
                                                                         Weighted
                                                                          Average
                                                        Income            Shares            Per-Share
                                                      (Numerator)      (Denominator)          Amount
                                                      -----------      -------------        ---------
Net loss                                              $ (12,518)
Less: Preferred stock dividends                        (152,000)
                                                      ---------
Income (loss) available to common
        stockholders - Basic and Diluted              $(164,518)          6,100,784           $(0.03)
                                                      =========           =========           ======

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                                                                                       Six Months Ended
                                                                                        September, 1998
                                                                         ---------------------------------------------
                                                                                            Weighted
                                                                                             Average
                                                                            Income           Shares          Per-Share
                                                                         (Numerator)      (Denominator)        Amount
                                                                         -----------      -------------      ---------
Net loss                                                                  $(725,425)
Less: Preferred stock dividends                                            (152,000)
                                                                          ----------
Income (loss) available to common stockholders -
            Basic and Diluted                                             $(877,425)          5,873,799        $ (0.15)
                                                                          ==========          =========        =======


7. In the quarter ended June 30, 1999, the Company changed its estimated useful lives on drilling rigs. This change was implemented in order to more accurately reflect the Company's historical experience with regard to its drilling rigs. Because of this change, net income for the six-month period ended September 30, 1999, was approximately $72,000 higher than it would have been had the useful lives not been changed.

8. The Company has been named as a defendant in lawsuits filed on September 8 and 9, 1999 by Sutton Producing Company and the working interest owners in the 57th and 288th Judicial District Courts of Bexar County, Texas. These lawsuits, which have been consolidated and concern the same subject matter, allege products liability, negligence, misrepresentation, and fraud, as well as violations of the Deceptive Trade Practices Act, including breach of express and implied warranties, false representations , and unconscionability. This suit arises from the Plaintiffs' purchase of allegedly defective pipe. Plaintiff seeks relief in the form of monetary damages totaling $519,006.77, along with punitive damages, fees, costs and interest.

             Under the terms of the contract between the Company and Sutton Producing Corporation, the Company was to drill a well to the turnkey depth after which the Company would begin operating on a daywork basis under the direction, supervision, and control of Sutton Producing Corporation. The contract expressly provides, however, that Sutton Producing Corporation would be solely responsible and assume liability for all consequences of operations by both parties while on a daywork basis, including results and all other risks or liabilities incurred in or incident to such operations. Sutton Producing Corporation's responsibilities were subject only to such obligations and liabilities specifically assumed by the Company, and the Company is not aware of any such assumed obligations. The Company believes that the evidence will demonstrate that the Company had in fact completed the drilling of the well to the turnkey depth and was operating on a daywork basis when Plaintiffs' claims arose. It is the Company's position, therefore, that Sutton Producing Corporation has no right of recourse against it and furthermore that Sutton Producing Corporation's contractual assumption of all obligations and liabilities during daywork operations includes any claims made against the Company. While this case is in its early stages, the Company believes that, although the ultimate disposition of the case cannot be predicted with certainty, the outcome will have no material adverse effect on the Company's consolidated financial statements.

9. Due to the Company's weak performance in the current quarter and its large amount of non-financed capital expenditures, the Company is not in compliance with the debt service coverage covenant of its debt with its major lender. The Company has requested and received a waiver from the lender for this violation. Management believes that with increased rig utilization the Company will be able to maintain compliance with this covenant in the future.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        Cash and cash equivalents at September 30, 1999 were $1,125,010 compared to $1,411,493 at March 31, 1999. The current ratio at September 30, 1999 was .69 compared to 1.24 at March 31, 1999. Working capital decreased to $(1,074,826) at September 30, 1999 from $553,063 at March 31, 1999. The primary reasons for the decrease in the current ratio and in working capital were the utilization of cash to fund the refurbishment of one of the Company's drilling rigs and to partially fund the purchase of the drilling assets of Howell Drilling, Inc. The Company believes that, for the current fiscal year, it will continue to maintain its ability to meet its cash requirements for debt service and operations. In the six-month period ended September 30, 1999, the Company's operations generated cash flow of $1,645,000 while in the same period a year earlier operations generated cash flow of $544,000. Accounts receivable decreased to $172,931 at September 30, 1999 from $1,096,948 at March 31, 1999. Contract drilling in progress increased to $890,483 at September 30, 1999 from $221,000 at March 31, 1999. The substantial decrease in accounts receivable and the increase in contract drilling in progress at September 30, 1999 compared to March 31, 1999, were due to more drilling contracts in process at September 30, 1999 than at March 31, 1999.

        Since March 31, 1999, property and equipment costs increased $3,458,927. Of this amount, $3,339,310 was spent on drilling equipment, $114,617 on transportation equipment and $5,000 on office furniture and fixtures. Of the funds spent on drilling equipment, $538,807 was spent on the refurbishment of one of the Company's drilling rigs. The refurbishment began in April, 1999 and the rig was returned to service in August, 1999. In late September, 1999, the Company completed the purchase of the drilling operations of Howell Drilling, Inc., a San Antonio, Texas based land drilling contractor. The purchase included two drilling rigs, a Cabot 900 and a Cabot 750, drill pipe and collars, assorted spare drilling equipment, transportation equipment and office furniture and fixtures. The total expenditure for the Howell operations was $2,513,395, of which $1,750,000 was financed.

        Debt obligations in the form of notes payable increased by a net of $1,533,332 from March 31, 1999 to September 30, 1999. This increase was comprised of new debt of $1,776,645 and principal payments of $243,313. The major element of new debt was the debt incurred to purchase Howell Drilling, Inc. This debt was provided by the Company's primary lender. The terms of the debt provide for an interest rate of prime (8.25% at September 30, 1999) plus 1.75%, monthly principal payments (based on a seven-year amortization) of $20,833 plus interest and a due date of November 1, 2000. Accounts payable at September 30, 1999 were $2,073,830, an increase of $824,747 from $1,249,083 at
March 31, 1999. The primary reason for this increase was the higher costs associated with turnkey contracts and costs associated with the rig refurbishment. Accrued expenses increased to $688,740 at September 30, 1999 from $638,321 at March 31, 1999.

Results of Operations

        Contract drilling revenue for the quarter ended September 30, 1999 was $3,294,535 compared to $3,713,777 in the same quarter a year earlier. This decrease in drilling revenue was the result of decreased dayrates. In the current quarter, the Company had 353 drilling days compared to 330 drilling days in the same quarter in fiscal 1999. The rig utilization rate for the current quarter was 62% compared to 60% in the same quarter a year earlier. The slight increases in number of drilling days and utilization rate were accomplished despite the stacking of two rigs for part of the current quarter. The Company's shallowest-depth capacity rig was stacked in the Company's yard due to weak demand. The second rig was stacked while undergoing a complete refurbishment of the rig. Both rigs were returned to service late in the current quarter. The average revenues per drilling day decreased to $9,333 from $11,254 in the corresponding quarter of fiscal 1999. This decrease was partially due to longer than anticipated drilling time on two turnkey contracts because of problems encountered in the drilling of the wells.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

        Oil and gas revenue for the quarter ended September 30, 1999 was $4,024, principally from overriding royalty interests, compared to $44,518 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to the Company's sale of all its operated oil and gas properties in the last quarter of fiscal 1999.

        Total operating costs and expenses for the quarter ended September 30, 1999 were $3,288,850, down $981,296, from operating costs and expenses of $4,270,146 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs decreased $808,195 in the quarter ended September 30, 1999. Average drilling costs per day in the current quarter were $7,924 compared to $10,925 in the same quarter a year earlier. The average daily drilling margin increased to $1,409 in the current quarter from $329 in the same quarter a year earlier. Depreciation, depletion and amortization costs decreased to $374,046 in the quarter ended September 30, 1999 from $385,580 in the quarter ended September 30, 1998. This decrease was the result of the Company's sale of its oil and gas interests in the last quarter of fiscal 1999 resulting in no depletion expense in the current quarter and the increase in the estimated useful lives of drilling rigs. This change in estimated useful lives was implemented in order to more accurately reflect the Company's historical experience with regard to its drilling rigs. This change in estimated useful lives reduced depreciation expense in the current quarter by approximately $36,000. General and administrative expenses decreased to $117,644 in the current quarter from $216,391 in the same quarter a year earlier. The primary reason for this decrease was legal and professional fees incurred in an unsuccessful merger transaction in the prior year period.

        Other income and expense decreased to $46,180 of net expenses in the current quarter from $98,686 of net expenses in the same quarter a year earlier. The net expenses in fiscal 1999 included a loss of $41,265 on the disposition of fixed assets.

        Due to the Company's weak performance in the current quarter and its large amount of non-financed capital expenditures, the Company is not in compliance with the debt service coverage covenant of its debt with its major lender. The Company has requested and received a waiver from the lender for this violation. Management believes that with increased rig utilization the Company will be able to maintain compliance with this covenant in the future.

        Contract drilling revenue for the six months ended September 30, 1999 was $6,394,575 compared to $7,899,655 in the same period in fiscal 1999. This decrease in drilling revenue was the result of reduced demand for drilling rigs in the six-month period ended September 30, 1999. In the six months ended September 30, 1999, the Company had 568 drilling days compared to 730 drilling days in the same period in fiscal 1998. The rig utilization rate for the six months ended September 30, 1999, was 51% compared to 66% in the same period in fiscal 1999. Average revenues per drilling day were $11,258 compared to $10,821 in the same period in fiscal 1999.

        Oil and gas revenue for the six months ended September 30, 1999 was $8,146, principally from overriding royalty interests, compared to $95,651 in the same period a year earlier. This decrease in revenue in the current year was due to the Company's sale of all its operated oil and gas properties in the last quarter of fiscal 1999.

        Total operating costs and expenses for the six months ended September 30, 1999 were $6,328,372, down $2,251,743, from operating costs and expenses of $8,580,115 in the same period a year earlier. Drilling costs decreased $2,047,170 in the current year when compared to the same period in fiscal 1999. Average drilling costs per day in the current year were $9,305 compared to $10,044 in the same period a year earlier. Depreciation, depletion and amortization costs decreased to $728,555 in the six months ended September 30, 1999 from $742,712 in the same period in fiscal 1999. General and administrative expenses decreased to $314,740 in the six months ended September 30, 1999 from $385,411 in the same period in fiscal 1999.

        Other income and expense decreased to $94,146 of net expenses in the six months ended September 30, 1999 from $161,004 of net expenses in the same period a year earlier.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Accounting Matters

        In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, which delayed the adoption of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations or liquidity as the Company has no derivative instruments and no hedging activities.


Year 2000

        In fiscal 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The Company has addressed its internal year 2000 issue with modifications to existing programs and conversions to new programs. Additionally, contact has been made with financial institutions, major vendors and customers with regard to the year 2000 issue. The Company does not expect to incur any material expenses relating to year 2000 compliance. If the Company were to take no further action in dealing with the potential problem, management believes the Company would still be able to continue its operations. The Company does not rely on any computer-driven equipment to perform its operations. If any equipment were to be affected, it would be in the general and administrative area, primarily accounting and document preparation. These activities could be performed manually until the computer-related problems could be remedied.

Market Risk

        There have been no significant changes in the Company's market risk factors since March 31, 1999, except for the additional debt incurred for the purchase of Howell Drilling, Inc.



                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

        The Company has been named as a defendant in lawsuits filed on September 8 and 9, 1999 by Sutton Producing Company and the working interest owners in the 57th and 288th Judicial District Courts of Bexar County, Texas. These lawsuits, which have been consolidated and concern the same subject matter, allege products liability, negligence, misrepresentation, and fraud, as well as violations of the Deceptive Trade Practices Act, including breach of express and implied warranties, false representations , and unconscionability. This suit arises from the Plaintiffs' purchase of allegedly defective pipe. Plaintiff seeks relief in the form of monetary damages totaling $519,006.77, along with punitive damages, fees, costs and interest.

        Under the terms of the contract between the Company and Sutton Producing Corporation, the Company was to drill a well to the turnkey depth after which the Company would begin operating on a daywork basis under the direction, supervision, and control of Sutton Producing Corporation. The contract expressly provides, however, that Sutton Producing

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Corporation would be solely responsible and assume liability for all consequences of operations by both parties while on a daywork basis, including results and all other risks or liabilities incurred in or incident to such operations. Sutton Producing Corporation's responsibilities were subject only to such obligations and liabilities specifically assumed by the Company, and the Company is not aware of any such assumed obligations. The Company believes that the evidence will demonstrate that the Company had in fact completed the drilling of the well to the turnkey depth and was operating on a daywork basis when Plaintiffs' claims arose. It is the Company's position, therefore, that Sutton Producing Corporation has no right of recourse against it and furthermore that Sutton Producing Corporation's contractual assumption of all obligations and liabilities during daywork operations includes any claims made against the Company. While this case is in its early stages, the Company believes that, although the ultimate disposition of the case cannot be predicted with certainty, the outcome will have no material adverse effect on the Company's consolidated financial statements.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

                  27     Financial Data Schedule

             (b)  Reports on Form 8-K.

                  An 8K was filed by the Company on October 14, 1999 reporting the acquisition by the Company of the drilling operations of Howell Drilling, Inc.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SOUTH TEXAS DRILLING & EXPLORATION, INC.




                                     /s/ Michael E. Little
                                     -------------------------------------------
                                     Michael E. Little
                                     Chairman of the Board

Dated:  November 9, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                   Date
---------                          -----                                   ----
/s/ Michael E. Little              Chairman of the Board and               November 9, 1999
--------------------------         Chief Executive Officer
Michael E. Little


/s/ Wm. Stacy Locke                President and Chief                     November 9, 1999
--------------------------         Operating Officer and
Wm. Stacy Locke                    Director


/s/ William D. Hibbetts            Director                                November 9, 1999
--------------------------
William D. Hibbetts


/s/ Chris F. Parma                 Vice President and                      November 9, 1999
--------------------------         Chief Financial Officer
Chris F. Parma

                                 EXHIBIT INDEX

Exhibit
  No.                    Description
-------                  -----------
   27                    Financial Data Schedule