Form 10-Q
period 1999-12-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 2000-02-14
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from        N/A          to
                               -------------------   -------------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                        74-2088619
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

                                        Yes    No
                                           ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.




           Class                               Outstanding at February 11, 2000
           -----                               --------------------------------

Common Stock, $.10 par value                             6,120,838

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,       March 31,
                                                                                           1999              1999
                                                                                     ---------------    ---------------
  ASSETS
Current assets:
  Cash                                                                               $     3,265,810          1,411,493
  Receivables                                                                                925,689          1,096,948
  Contract drilling in progress                                                            1,180,514            221,000
  Prepaid expenses                                                                           495,405            154,591
                                                                                     ---------------    ---------------
      Total current assets                                                                 5,867,418          2,884,032
                                                                                     ---------------    ---------------
Property and equipment                                                                    19,311,475         15,734,010
Accumulated depreciation, depletion and amortization                                       9,802,596          8,611,165
                                                                                     ---------------    ---------------
Net property and equipment                                                                 9,508,879          7,122,845
                                                                                     ---------------    ---------------
      Total assets                                                                        15,376,297         10,006,877
                                                                                     ===============    ===============

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments, long-term debt                                                     3,866,872            443,565
  Accounts payable                                                                         4,884,400          1,249,083
  Accrued expenses                                                                         1,152,003            638,321
                                                                                     ---------------    ---------------
      Total current liabilities                                                            9,903,275          2,330,969
Long-term debt, less current installments                                                    288,955          2,354,205
                                                                                     ---------------    ---------------
Total liabilities                                                                         10,192,230          4,685,174
                                                                                     ---------------    ---------------
Shareholders' equity:
  Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value. Authorized 400,000 shares; issued
      and outstanding 400,000 shares at December 31, and at March 31, 1999                   800,000            800,000
  Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value. Authorized 184,615 shares; issued
      and outstanding 184,615 shares at December 31, and at March 31, 1999                 2,999,994          2,999,994
  Common stock, $.10 par value. Authorized 15,000,000 shares;
      issued 6,120,838 at December 31, and 6,100,784 at March 31, 1999                       612,083            610,078
  Additional paid-in capital                                                              16,338,954         16,324,031
  Retained earnings (deficit)                                                            (15,566,964)       (15,412,400)
                                                                                     ---------------    ---------------
      Total shareholders' equity                                                           5,184,067          5,321,703
                                                                                     ---------------    ---------------
Total liabilities and shareholders' equity                                           $    15,376,297         10,006,877
                                                                                     ===============    ===============


See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Three Months Ended           Nine Months Ended
                                                               December 31,                 December 31,
                                                       --------------------------    --------------------------
                                                           1999           1998           1999           1998
                                                       -----------    -----------    -----------    -----------

Revenues:
    Contract drilling                                  $ 7,147,079      2,053,809     13,541,654      9,953,464
    Oil and gas                                              6,084         36,690         14,230        132,341
    Management fees and other                               41,107         25,390         54,768         75,408
                                                       -----------    -----------    -----------    -----------
    Total operating revenues                             7,194,270      2,115,889     13,610,652     10,161,213
                                                       -----------    -----------    -----------    -----------

Costs and expenses:
    Contract drilling                                    6,356,123      1,758,234     11,641,109      9,090,390
    Oil and gas                                              1,685         35,348          1,776        155,184
    Depreciation, depletion and amortization               470,377        579,646      1,198,932      1,322,358
    General and administrative                             179,358        241,759        494,098        627,170
                                                       -----------    -----------    -----------    -----------
    Total operating costs and expenses                   7,007,543      2,614,987     13,335,915     11,195,102
                                                       -----------    -----------    -----------    -----------
Earnings (loss) from operations                            186,727       (499,098)       274,737     (1,033,889)
                                                       -----------    -----------    -----------    -----------
Other income (expense):
    Interest expense                                      (109,952)       (75,205)      (243,163)      (250,593)
    Interest income                                         12,833         20,951         50,498         76,600
    Gain (loss) on sale of assets                               --         (4,718)         1,400        (45,983)
                                                       -----------    -----------    -----------    -----------
    Total other income (expense)                           (97,119)       (58,972)      (191,265)      (219,976)
                                                       -----------    -----------    -----------    -----------
Earnings (loss) before income taxes                         89,608       (558,070)        83,472     (1,253,865)
Income taxes                                                 3,654         (1,399)        10,036         28,231
                                                       -----------    -----------    -----------    -----------
Net earnings (loss)                                         85,954       (556,671)        73,436     (1,282,096)
Preferred stock dividend requirements                       76,000         76,000        228,000        228,000
                                                       -----------    -----------    -----------    -----------
Net earnings (loss) applicable to common
    stockholders                                       $     9,954       (632,671)      (154,564)    (1,510,096)
                                                       ===========    ===========    ===========    ===========
Loss per common share-Basic and Diluted                $      0.00          (0.11)         (0.03)         (0.26)
                                                       ===========    ===========    ===========    ===========
Weighted average number of shares
    outstanding-Basic and Diluted                        6,104,002      5,993,175      6,101,860      5,913,736
                                                       ===========    ===========    ===========    ===========



See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                           ------------------------------
                                                                                1999             1998
                                                                           -------------    -------------
Cash flows from operating activities:
    Net earnings (loss)                                                    $      73,436       (1,282,096)
    Adjustments to reconcile net earnings to net cash provided (used)
       by operating activities:
       Depreciation, depletion, amortization                                   1,198,932        1,322,358
       Stock issued as compensation to directors and employees                    15,054               --
       Gain (loss) on sale of assets                                              (1,400)          45,983
       Changes in current assets and liabilities:
          Accounts and notes receivable                                          171,259       (1,118,609)
          Contract drilling in progress                                         (959,514)         819,187
          Prepaid expenses                                                      (340,814)        (191,413)
          Accounts payable                                                     3,635,317           35,564
          Prepaid drilling contracts                                             279,700          203,950
          Accrued expenses                                                         5,984          (90,609)
                                                                           -------------    -------------
Net cash provided (used) by operations                                         4,077,954         (255,685)
                                                                           -------------    -------------
Cash flows from financing activities:
    Payments of debt                                                            (418,589)        (473,422)
    Proceeds of debt                                                           1,776,645               --
    Payment of dividends on preferred stock                                           --          (64,000)
    Proceeds from exercise of warrants and options                                 1,875           15,375
                                                                           -------------    -------------
Net cash provided (used) by financing activities                               1,359,931         (522,047)
                                                                           -------------    -------------
Cash flows from investing activities:
    Purchase of property and equipment                                        (3,584,966)        (787,103)
    Proceeds from sale of equipment                                                1,398           58,365
                                                                           -------------    -------------
Net cash used in investing activities                                         (3,583,568)        (728,738)
                                                                           -------------    -------------
Net increase (decrease) in cash                                                1,854,317       (1,506,470)

Beginning cash and cash equivalents                                            1,411,493        2,586,710
                                                                           -------------    -------------
Ending cash and cash equivalents                                           $   3,265,810        1,080,240
                                                                           =============    =============

Supplementary Disclosure:
    Common stock issued to directors                                                  --           26,437
    Retirement of treasury stock                                                      --         (136,905)
    Interest paid                                                                206,468          250,969
    Increase in dividend accrual                                                 227,999          227,999

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

5. On September 29, 1999, the Company completed its acquisition of the drilling operations of Howell Drilling, Inc., a San Antonio, Texas based land drilling contractor. The purchase included two drilling rigs, a Cabot 900 and a Cabot 750, drill pipe and collars, assorted spare drilling equipment, transportation equipment and office furniture and fixtures. The total expenditure for the Howell operations was $2,513,395, of which $1,750,000 was financed by the Company's primary lender. The terms of the new debt are the same as the previously outstanding debt from the lender. The interest rate is prime (8.50% at December 31, 1999) plus 1.75%. The debt provides for monthly principal payments (based on a seven year amortization) of $20,833 plus interest and a due date of November 1, 2000. The acquisition was accounted for as a purchase. The purchase price was allocated based on the fair market value of the assets at the date of acquisition.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

6. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by Financial Accounting Standards No. 128:

                                                       Three Months Ended
                                                       December 31, 1999
                                             -----------------------------------------
                                                              Weighted
                                                              Average
                                               Income          Shares        Per-Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------    -------------    ---------

Net earnings                                 $    85,954
Less: preferred stock dividends                  (76,000)
                                             -----------

Income available to common
       stockholders - Basic and Diluted      $     9,954        6,104,002    $    0.00
                                             ===========    =============    =========



                                                        Three Months Ended
                                                        December 31, 1998
                                             -----------------------------------------
                                                              Weighted
                                                              Average
                                               Income          Shares        Per-Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------    -------------    ---------

Net loss                                     $  (556,671)
Less: Preferred stock dividends                  (76,000)
                                             -----------

Income (loss) available to common
       stockholders - Basic and Diluted      $  (632,671)       5,993,175    $   (0.11)
                                             ===========    =============    =========



                                                         Nine Months Ended
                                                         December 31, 1999
                                             -----------------------------------------
                                                              Weighted
                                                              Average
                                               Income          Shares        Per-Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------    -------------    ---------
Net earnings                                 $    73,436
Less: Preferred stock dividends                 (228,000)
                                             -----------

Income (loss) available to common
       stockholders - Basic and Diluted      $  (154,564)       6,101,860    $   (0.03)
                                             ===========    =============    =========

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                                                                           Nine Months Ended
                                                                            December 31, 1998
                                                               -------------------------------------------
                                                                                  Weighted
                                                                                   Average
                                                                   Income          Shares       Per-Share
                                                                (Numerator)     (Denominator)     Amount
                                                               -------------    -------------   ----------

Net loss                                                       $  (1,282,096)
Less: Preferred stock dividends                                     (228,000)
                                                               -------------

Income (loss) available to common stockholders-
   Basic and Diluted                                           $  (1,510,096)       5,913,736    $  (0.26)
                                                               =============    =============    =========



7. In the quarter ended June 30, 1999, the Company changed its estimated useful lives on drilling rigs from seven years to twelve years. This change was implemented in order to more accurately reflect the Company's historical experience with regard to its drilling rigs. Because of this change, net income for the nine-month period ended December 31, 1999, was approximately $108,000 higher than it would have been had the useful lives not been changed.

8. The Company had been named as a defendant in lawsuits filed on September 8 and 9, 1999 by Sutton Producing Company and the working interest owners in the 57th and 288th Judicial District Courts of Bexar County, Texas. These lawsuits alleged products liability, negligence, misrepresentation, and fraud, as well as violations of the Deceptive Trade Practices Act, including breach of express and implied warranties, false representations , and unconscionability. These suits were dismissed on January 31, 2000.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 1999 were $3,265,810 compared to $1,411,493 at March 31, 1999. The current ratio at December 31, 1999 was .59 compared to 1.24 at March 31, 1999. Working capital decreased to $(4,035,857) at December 31, 1999 from $553,063 at March 31, 1999. The primary reasons for the decrease in the current ratio and in working capital were the re-characterization of debt from long-term to current due to the debt's maturity in November, 2000, the utilization of cash to fund the refurbishment of one of the Company's drilling rigs and to partially fund the purchase of the drilling assets of Howell Drilling, Inc. The Company believes that, for the current fiscal year, it will continue to maintain its ability to meet its cash requirements for debt service and operations. In the nine-month period ended December 31, 1999, the Company's operations generated cash flow of $4,078,000 while in the same period a year earlier operations used cash flow of $256,000. Accounts receivable decreased to $925,689 at December 31, 1999 from $1,096,948 at March 31, 1999. Contract drilling in progress increased to $1,180,514 at December 31, 1999 from $221,000 at March 31, 1999. The substantial increase in contract drilling in progress at December 31, 1999 compared to March 31, 1999, was due to more drilling contracts in process at December 31, 1999 than at March 31, 1999.

         Since March 31, 1999, property and equipment costs increased $3,577,465. Of this amount, $3,448,058 was spent on drilling equipment, $114,617 on transportation equipment and $14,790 on office furniture and fixtures. Of the funds spent on drilling equipment, $538,807 was spent on the refurbishment of one of the Company's drilling rigs. The refurbishment began in April, 1999 and the rig was returned to service in August, 1999. In late September, 1999, the Company completed the purchase of the drilling operations of Howell Drilling, Inc., a San Antonio, Texas based land drilling contractor. The purchase included two drilling rigs, a Cabot 900 and a Cabot 750, drill pipe and collars, assorted spare drilling equipment, transportation equipment and office furniture and fixtures. The total expenditure for the Howell operations was $2,513,395, of which $1,750,000 was financed.

         Debt obligations in the form of notes payable increased by a net of $1,358,057 from March 31, 1999 to December 31, 1999. This increase was comprised of new debt of $1,776,645 and principal payments of $418,588. The major element of new debt was the debt incurred to purchase Howell Drilling, Inc. This debt was provided by the Company's primary lender. The terms of the debt provide for an interest rate of prime (8.50% at December 31, 1999) plus 1.75%, monthly principal payments (based on a seven-year amortization) of $20,833 plus interest and a due date of November 1, 2000. Based on its prior dealings with its lender, the Company believes it will be able to refinance the debt prior to its maturity. Accounts payable at December 31, 1999 were $4,884,400 an increase of $3,635,317 from $1,249,083 at March 31, 1999. The primary reason for this increase was the higher costs associated with turnkey contracts. Accrued expenses increased to $1,152,003 at December 31, 1999 from $638,321 at March 31, 1999.

Results of Operations

         Contract drilling revenue for the quarter ended December 31, 1999 was $7,147,079 compared to $2,053,809 in the same quarter a year earlier. This increase in drilling revenue was the result of increased dayrates, increased drilling days and an increased percentage of turnkey jobs. In the current quarter, the Company had 562 drilling days, using eight rigs, compared to 227 drilling days, using six rigs, in the same quarter in fiscal 1999. The rig utilization rate for the current quarter was 77% compared to 41% in the same quarter a year earlier. The average revenues per drilling day increased to $12,717 from $9,048 in the corresponding quarter of fiscal 1999. This increase was due to increased utilization of turnkey contracts and slightly higher dayrates in the current quarter.

         Oil and gas revenue for the quarter ended December 31, 1999 was $6,084, principally from overriding royalty interests, compared to $36,690 in the same quarter a year earlier. This decrease in revenue in the current quarter was due to the Company's sale of all its operated oil and gas properties in the last quarter of fiscal 1999.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

         Total operating costs and expenses for the quarter ended December 31, 1999 were $7,007,543, up $4,392,556, from operating costs and expenses of $2,614,987 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $4,597,889 in the quarter ended December 31, 1999. Average drilling costs per day in the current quarter were $11,310 compared to $7,746 in the same quarter a year earlier. The average daily drilling margin increased to $1,407 in the current quarter from $1,302 in the same quarter a year earlier. Depreciation, depletion and amortization costs decreased to $470,377 in the quarter ended December 31, 1999 from $579,646 in the quarter ended December 31, 1998. This decrease was the result of the combination of increased depreciation expense due to the Company's purchase of the assets of Howell Drilling , Inc.; decreased depreciation expense due to the increase in the estimated useful lives of drilling rigs and decreased depletion expense due to the Company's sale of its oil and gas interests in the last quarter of fiscal 1999 resulting in no depletion expense in the current quarter. This change in estimated useful lives was implemented in order to more accurately reflect the Company's historical experience with regard to its drilling rigs. This change in estimated useful lives reduced depreciation expense in the current quarter by approximately $36,000. In the same quarter in fiscal 1999, depletion expense included a write-down in the value of oil and gas properties of approximately $180,000 due to the decreased prices of oil and natural gas at the time. General and administrative expenses decreased to $179,358 in the current quarter from $241,759 in the same quarter a year earlier. General and administrative expenses in the same quarter in fiscal 1999 included a charge of approximately $107,000 for a settlement agreement negotiated with the Company's former Chairman of the Board.

         Other income and expense increased to $97,119 of net expenses in the current quarter from $58,972 of net expenses in the same quarter a year earlier. The primary reason for the increase was higher interest expense due to debt incurred to purchase the drilling assets of Howell Drilling Inc. and increases in interest rates on the Company's variable interest rate debt.

         Contract drilling revenue for the nine months ended December 31, 1999 was $13,541,654 compared to $9,953,464 in the same period in fiscal 1999. This increase in drilling revenue was the result of increased demand for drilling rigs in the nine-month period ended December 31, 1999. In the nine months ended December 31, 1999, the Company had 1,150 drilling days compared to 957 drilling days in the same period in fiscal 1999. The rig utilization rate for the nine months ended December 31, 1999, was 63% compared to 58% in the same period in fiscal 1999. Average revenues per drilling day were $11,775 compared to $10,401 in the same period in fiscal 1999.

         Oil and gas revenue for the nine months ended December 31, 1999 was $14,230, principally from overriding royalty interests, compared to $132,341 in the same period a year earlier. This decrease in revenue in the current year was due to the Company's sale of all its operated oil and gas properties in the last quarter of fiscal 1999.

         Total operating costs and expenses for the nine months ended December 31, 1999 were $13,335,915, up $2,140,813, from operating costs and expenses of $11,195,102 in the same period a year earlier. Drilling costs increased $2,550,719 in the current year when compared to the same period in fiscal 1999. Average drilling costs per day in the current year were $10,123 compared to $9,499 in the same period a year earlier. Depreciation, depletion and amortization costs decreased to $1,198,932 in the nine months ended December 31, 1999 from $1,322,358 in the same period in fiscal 1999. General and administrative expenses decreased to $494,098 in the nine months ended December 31, 1999 from $627,170 in the same period in fiscal 1999.

         Other income and expense decreased to $191,265 of net expenses in the nine months ended December 31, 1999 from $219,976 of net expenses in the same period a year earlier.

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

Year 2000

         In fiscal 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The Company has addressed its internal year 2000 issue with modifications to existing programs and conversions to new programs. As of the report date, the Company has not experienced any operational or administrative problems associated with the year 2000 issue.

Market Risk

         There have been no significant changes in the Company's market risk factors since March 31, 1999, except for the additional debt incurred for the purchase of Howell Drilling, Inc.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company had been named as a defendant in lawsuits filed on September 8 and 9, 1999 by Sutton Producing Company and the working interest owners in the 57th and 288th Judicial District Courts of Bexar County, Texas. These lawsuits alleged products liability, negligence, misrepresentation, and fraud, as well as violations of the Deceptive Trade Practices Act, including breach of express and implied warranties, false representations , and unconscionability. These suits were dismissed on January 31, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

             Exhibit No.  Description
             -----------  -----------

                 27       Financial Data Schedule

        (b)  Reports on Form 8-K.

             An 8-K was filed by the Company on October 14, 1999 reporting the acquisition by the Company of the drilling operations of Howell Drilling Inc.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SOUTH TEXAS DRILLING & EXPLORATION, INC.




                                      /s/ Michael E. Little
                                      -----------------------------------------
                                      Michael E. Little
                                      Chairman of the Board

Dated: February 11, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                              Date
---------                                       -----                              ----

/s/ Michael E. Little
-----------------------------           Chairman of the Board and               February 11, 2000
Michael E. Little                       Chief Executive Officer


/s/ Wm. Stacy Locke
-----------------------------           President and Chief                     February 11, 2000
Wm. Stacy Locke                         Operating Officer and
                                        Director

/s/ William D. Hibbetts
-----------------------------           Director                                February 11, 2000
William D. Hibbetts


/s/ Chris F. Parma
-----------------------------           Vice President and                      February 11, 2000
Chris F. Parma                          Chief Financial Officer

                               INDEX OF EXHIBITS



   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

     27           Financial Data Schedule