Form 10-K405
period 2000-03-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 2000-06-28
CIK 320575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

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

           Securities registered pursuant to Section 12(g)of the Act:
                          Common Stock $0.10 par value

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

   State the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sales prices on June 2, 2000): $11,923,058

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 2, 2000.

         Class:  Common Stock                     Shares Outstanding: 10,952,845
         Par Value:  $0.10

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

    South Texas Drilling & Exploration, Inc. and its subsidiaries (the "Company") are engaged in the business of providing land contract drilling services for the oil and gas industry in south Texas.

    This Form 10-K contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

                                CONTRACT DRILLING

    At the end of fiscal 2000, the Company owned eight land drilling rigs with approximate depth capabilities ranging from 7,000 feet to 12,000 feet. In September, 1999, the Company completed its acquisition of the drilling operations of Howell Drilling, Inc., a San Antonio, Texas based land drilling contractor. The purchase included two drilling rigs, a Cabot 900 and a Cabot 750, drill pipe and collars, assorted spare drilling equipment, transportation equipment and office furniture and fixtures. All of the Company's rigs were operated during fiscal 2000; however, Rig 4 was out of service for approximately four months while undergoing refurbishment and Rig 9 was stacked in the Company's yard for approximately five months due to low rig demand.

Drilling Equipment

    A land drilling rig consists of engines, drawworks, mast, pumps to circulate the drilling mud, blowout preventors, drillstring and related equipment. The size and type of rig used depends upon well depth and site conditions, among other factors. A description of the type and capability of the land drilling rigs operated by the Company during fiscal 2000 is set forth in the following table:

                                 Approximate   Aggregate
   Rig                              Depth     Utilization
  Number       Type              Capability   During 2000
  ------       ----              -----------  -----------
     1     IRI Cabot 900           10,500        75%
     2     IRI Cabot 750           11,000        62%
     4     Skytop Brewster N46     12,000        31%
     5     Gardner-Denver 500M     10,000        73%
     6     Skytop DH4610           10,500        68%
     9     Weiss W-45               9,000        45%
    11     Skytop Brewster N46     12,000        62%
    14     Skytop Brewster N46     12,000        59%

     Minor repair work on the drilling rigs is performed on-site by the Company's employees, but major repair work and overhaul of drilling equipment on a contractual basis are performed by unaffiliated oilfield service companies. In the event

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

of major breakdowns or mechanical problems, the Company's rigs could be subject to significant idle time and a resulting loss of revenue if such repair services were not immediately available. The Company engages in periodic maintenance and improvement of its drilling equipment and believes that its drilling rigs and other related equipment are in good operating condition. The Company has experienced no substantial down time as the result of repair or overhaul of its equipment.

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

     Drilling contracts are obtained either through competitive bidding or through direct negotiation. Contracts are usually entered into by the Company covering the drilling of one well and obligate the Company to advance certain costs and to assume certain expenses in connection with drilling operations. During the year ended March 31, 2000, the Company drilled 58 wells with 22% of contract drilling revenues attributable to daywork contracts, 1% to footage contracts, and 77% to turnkey contracts. During the year ended March 31, 1999, the Company drilled 53 wells with 46% of contract drilling revenues attributable to daywork contracts, 2% to footage contracts, and 52% to turnkey contracts.

     In several previous years uncertainty relating to oil and gas prices and the domestic gas surplus has led to significant reductions in drilling activity by oil and gas producing companies. Fiscal 1997, however, saw a reversal of the downward trend of prior years. The increased drilling activity continued through the third quarter of fiscal 1998, but it weakened considerably during calendar years 1998 and 1999 due primarily to a substantial decrease in oil prices. In January, 2000, oil and gas prices began rising and demand for drilling rigs also increased.

     During the year ended March 31, 2000, the Company's three largest customers, Cody Energy, Inc., Kebo Oil & Gas, Inc. and Titan Resources, Inc. each accounted for just over 7% of contract drilling revenues. The Company actively markets its rigs and completed contracts for 38 customers in 2000 compared to 26 customers in 1999 and 37 customers in 1998. The loss of any of the Company's land drilling customers could have a material adverse effect on the Company's business, particularly with respect to the time required to find other users of the rig concerned. See "Competitive, Business and Operational Risks in Contract Drilling" in Part I.

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

Compliance with Regulations

    The Company believes that it complies with all material legislation and regulations affecting its operations in the drilling of oil and gas wells and in controlling the discharge of wastes. Compliance has not, to date, materially affected the capital expenditures, earnings or competitive position of the Company, although these measures add to the costs of operating drilling equipment in some instances, and in others they may operate to reduce drilling activity. The Company does not expect to incur material capital expenditures in the next fiscal year in order to comply with current environmental control regulations. Further legislation or regulation may reasonably be anticipated, but the effects thereof on operations cannot be predicted.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

                               PRINCIPAL CUSTOMERS

     During the year ended March 31, 2000, the Company's three largest customers, Cody Energy, Inc., Kebo Oil & Gas, Inc. and Titan Resources, Inc. each accounted for just over 7% of contract drilling revenues. The loss of any of these customers could have a material adverse effect on the Company's business resulting from rig down time while attempting to find other users of the Company's rigs. See "Contract Drilling - Contracts" in this Item I.

                                    EMPLOYEES

    At May 8, 2000, the Company had 215 full-time employees, of whom 184 were paid on an hourly basis and were engaged in operating the Company's drilling rigs or in other operations. Of the total employees, 12 were administrative employees and 19 were supervisory. None of the employees are represented by any union or collective bargaining group, and there is no history of strikes, slow downs, or other material labor disputes. Management believes that the Company's relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

    For purposes of property description, see "Contract Drilling - Drilling Equipment" contained in this Part I. The Company's principal executive office in San Antonio, Texas is maintained in office space which the Company purchased in September, 1995. The Company also owns a six-acre tract in Kenedy, Texas utilized as an operating yard.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in no legal proceedings other than negligence actions which the Company considers ordinary and routine litigation incidental to its business and which the Company believes involve risks of liability which are adequately covered by insurance.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                     PART II

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The initial public offering of the Company's Common Stock occurred on February 4, 1981, and from that date until August 18, 1981, the Common Stock was traded in the over-the -counter market. From August 19, 1981 until February 10, 1986, the Company's Common Stock was listed on the American Stock Exchange
(AMEX) (Symbol: SDR). On February 10, 1986, trading of the Company's stock was discontinued on the AMEX as the Company no longer met the net worth requirement for listing on the AMEX. At the present time, the Company's Common Stock (Symbol: STXD) is not traded on a stock exchange; however, the Company's Common Stock is traded in the "pink sheets". Shareholders interested in trading the Company's Common Stock should contact their stockbroker or the Company for further information. In fiscal years prior to 1998, the Company's common stock was lightly traded. Therefore, the Company reported bid and ask prices rather than actual stock prices. In fiscal 1998, trading activity in the Company's common stock became more regular and the stocks' high/low prices are now more relevant. The following table sets forth for the period indicated quotations for the Company's common stock. The table presents the high and low stock price for each quarter.

                       OVER-THE-COUNTER
                       ------------------
     2000              Low          High
     ----             --------     ------
     First Quarter    $ 0.5310     0.9060
     Second Quarter     0.6870     1.1560
     Third Quarter      0.6250     1.1870
     Fourth Quarter     0.7180     2.5000

     1999                Low        High
     ----             --------     ------
     First Quarter    $ 1.1250     1.6875
     Second Quarter     0.6875     1.3125
     Third Quarter      0.5625     1.6500
     Fourth Quarter     0.3750     0.6875

    The above over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    As of June 2, 2000, there were approximately 1,000 registered stockholders of Common Stock of the Company.

    The Board of Directors has followed a policy of reinvesting the earnings of the Company in its business and of not distributing any part thereof as dividends to common shareholders. The Board of Directors has no present intention to initiate the payment of cash dividends to common shareholders, and future dividends to common shareholders of the Company will depend upon the earnings, capital requirements and financial condition of the Company and other relevant factors. Additionally, the Company's debt facility includes a provision preventing the Company from issuing dividends except for dividends on the preferred stock issued in fiscal 1998. In April, 1998, the Company paid $64,000 in dividends to holders of the Company's Series A preferred stock. At March 31, 2000, the Company has accrued $652,565 in dividends to holders of the Company's Series A and Series B preferred stock.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA
         (In thousands, except per share amounts)

                                                                      Years Ended
                                                                       March 31,
                                                  ------------------------------------------------------
                                                    2000         1999        1998        1997      1996
                                                  --------      ------      ------      -----      -----
Revenues                                          $ 19,483      12,908      17,091      8,503      7,500
Earnings before taxes, depreciation,
depletion and amortization and
    other income (expense)                           2,050         725       2,236      1,175        593
Earnings (loss) before income taxes                    (65)     (1,278)        894        597          3
Net earnings (loss) applicable to common
    stockholders                                      (384)     (1,612)        722        564          3
Earnings (loss) per common share-basic               (0.06)      (0.27)       0.13       0.11         --
Earnings (loss) per common share-diluted             (0.06)      (0.27)       0.11       0.10         --

Long-term debt, excluding
    current installments                               267       2,354       2,697      1,220        554
Shareholders' equity                                 6,783       5,322       6,816      2,054      1,477
Total assets                                        15,670      10,007      12,502      5,051      4,286
Capital expenditures                                 5,069         856       3,561        763        411

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity

     During the past fifteen years, drilling activity in the oil and gas industry has been volatile with periods of high activity and other periods of low activity. In fiscal 1996, drilling activity began to increase. This increased activity continued through the third quarter of fiscal 1998 at which point drilling activity began to decline. The decreased activity continued through the third quarter of fiscal 2000. During both fiscal 2000 and 1999, the utilization rate for the Company's rigs was 59 percent. The actual number of drilling days increased to 1,490 in fiscal 2000 from 1,289 in fiscal 1999. Drilling rates charged to customers on drilling contracts in fiscal 2000 increased slightly over those charged in fiscal 1999. This increase in drilling rates, especially during the last quarter of fiscal 2000, reflects the increased demand for drilling rigs during the period. At March 31, 2000, the Company's current ratio was 0.62 compared to 1.24 at March 31, 1999. Working capital at March 31, 2000 was $(3,253,525) compared to $553,063 at March 31, 1999. This decrease was due primarily to the classification of $3,010,000, principal amount, of the Company's debt to its lender as short term since the term note matures on November 1, 2000 and to the Company's use of $539,000 of cash to fund major capital improvements to its Rig 4.

     In September, 1999, the Company incurred $1,750,000 in principal amount of additional debt under its debt facility with its primary lender to finance a portion of its acquisition of the drilling operations of Howell Drilling, Inc. According to the terms of the debt agreement, the loan carries an interest rate of prime (9.00% at March 31, 2000) plus 1.75%; and is payable in equal monthly installments of $20,833 in principal, based on a seven-year amortization, plus interest. The Company's revolving line of credit had no outstanding balance at March 31, 2000.

     The Company's debt to its primary lender matures in November, 2000. The Company is currently negotiating to refinance the debt in its entirety and management believes it will be successful in refinancing the debt on or before its maturity. Although there is no assurance that management will be successful in refinancing the debt, given the Company's present cash position, its issuance of $8,000,000 of common stock in a private placement (see discussion in "Changes in

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Financial Condition" below) and its current drilling activity, the Company believes it will continue to be able to meet its obligations when due.

     The ratio of trade accounts receivable, including contract drilling in progress, to total revenue increased slightly to 10.0% at the end of fiscal 2000 from 9.6% at the end of fiscal 1999. The ratio of the Company's outstanding debt (vendor and bank notes payable) in relation to shareholders' equity decreased in fiscal 2000. At March 31, 1999, the ratio of notes payable to shareholders' equity was .53 to 1. At March 31, 2000, the ratio was .59 to 1.

Changes in Financial Condition

     During fiscal 2000, the Company had a net increase in property and equipment of $3,866,000 before accumulated depreciation, depletion and amortization. This net increase was comprised of the disposition of $1,570,000 in drilling equipment, the disposition of $34,000 in transportation equipment and the expenditure of $5,470,000 for major refurbishments and the purchase of additional equipment. Of this amount, $5,285,000 was attributable to the purchase or major refurbishment of drilling equipment, $158,000 to the purchase of transportation equipment, $17,000 to the purchase of furniture and fixtures and $10,000 to the purchase of telephone equipment. Included in the purchase of drilling equipment was the Company's acquisition of the drilling operations of Howell Drilling, Inc., a San Antonio, Texas based land drilling contractor. The purchase included two drilling rigs, a Cabot 900 and a Cabot 750, drill pipe and collars, assorted spare drilling equipment, transportation equipment and office furniture and fixtures. The total expenditure for the Howell operations was $2,513,000, of which $1,750,000 was financed by the Company's primary lender. Another component in the increase in drilling equipment was the expenditure of $539,000 for the refurbishment of one of the Company's drilling rigs.

     At March 31, 2000, the current portion of long-term debt was $3,713,000. Of this amount, $3,687,000 was owed on drilling equipment, $6,000 on transportation equipment and $20,000 on land and buildings and improvements. Trade accounts payable at March 31, 2000 were $3,965,000 compared to $1,249,000 at March 31, 1999. At March 31, 2000, long-term debt was $267,000. Of this amount, $85,000 was owed on drilling equipment, $18,000 on transportation equipment and $164,000 on land and buildings and improvements.

     In February, 2000, the Company completed a private placement of its common stock to WEDGE Energy Services, L.L.C. WEDGE paid an aggregate of $1,500,000 to the Company for 1,153,846 shares of common stock, or $1.30 per share. The funds were to be used for general corporate purposes and to better position the Company for future growth.

     In May, 2000, subsequent to the end of fiscal 2000, the Company completed an additional private placement of its common stock to WEDGE Energy Services, L.
L. C. WEDGE paid an aggregate of $8,000,000 to the Company for 3,678,161 shares of common stock, or $2.175 per share. The Company intends to use these proceeds to partially fund the construction of two new IRI International Corporation 1600E rigs and to better position itself for future growth.

     In May, 2000, the Company ordered the two new IRI International Corporation 1600E Series land drilling rigs. These rigs will be SCR electric rigs with state-of-the-art technological design. The rigs will be capable of drilling wells in the depth range of 8,000 to 18,000 feet. The Company expects delivery of the first rig in December, 2000 while the second rig should be delivered in April, 2001. As of the report date, the Company has spent $1,100,000 on the construction of the two rigs. The combined cost of both rigs is not expected to exceed $15,000,000.

Results of Operations

     Rig utilization rates for the years ended March 31, 2000, 1999 and 1998 were 59%, 59% and 76%, respectively. In fiscal 2000, the Company completed 1,490 drilling days while in fiscal 1999, the Company completed 1,289 drilling days, an increase of 16%. This increase reflects the increased demand during the period for drilling rigs.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

     During fiscal 2000, the Company's drilling margin increased when compared to fiscal 1999 and decreased when compared to fiscal 1998. In fiscal 2000, the drilling margin was $2,624,000, while in fiscal 1999 and fiscal 1998 it was $1,447,000 and $2,690,000, respectively. The increase in fiscal 2000 over fiscal 1999 was principally the result of the 16% increase in the number of drilling days during fiscal 2000, the higher percentage of jobs drilled under turnkey contracts and the increase in drilling rates charged on contracts. When compared to drilling revenue, the drilling margin was 14%, 11% and 16% in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Several significant factors had a negative impact on the drilling margin in fiscal 1999. The first was problems with a turnkey contract. Because of problems with the well, the Company was required to re-drill the well for the operator and also incurred additional costs in attempting to correct the problems on the original job. This resulted in a loss of approximately $460,000. Another factor affecting the drilling margin in fiscal 1999 was the decrease of more than $1,500 per day on drilling rates charged on daywork contracts.

     The Company markets its rigs to a number of customers. In fiscal 2000, the Company drilled for 38 different customers. In fiscal 1999, the Company drilled for 26 different customers. Of the 38 customers in fiscal 2000, 29 were customers the Company had not drilled for in fiscal 1999. These 29 customers accounted for 66% of the Company's drilling revenue in fiscal 2000. In fiscal 1998, two customers accounted for 32% of total drilling revenue. In fiscal 1999, one customer accounted for 28% of total drilling revenue. In fiscal 2000, three customers accounted for 22% of total drilling revenue. None of these customers was the top customer in fiscal 1999. The loss of these customers could have a material adverse effect on the Company's business resulting from rig down time while attempting to find other users of the rig concerned.

     Depreciation and depletion expense in fiscal 2000 increased to $1,809,000 from $1,730,000 in fiscal 1999. Depreciation expense increased to $1,809,000 in fiscal 2000 from $1,469,000 in fiscal 1999. This increase was the result of the combination of increased depreciation expense due to the purchase of the assets of Howell Drilling, Inc., increased depreciation due to the purchase or major refurbishment of equipment, and decreased depreciation expense due to the increase in the estimated useful lives of drilling rigs. The change in estimated useful lives was implemented in order to more accurately reflect the Company's historical experience with regard to its drilling rigs. This change in estimated useful lives reduced depreciation expense in fiscal 2000 by approximately $144,000 and the loss per common share, basic and diluted, by $0.02. There was no depletion expense in fiscal 2000 compared to $261,000 in fiscal 1999 due to the Company's sale of its oil and gas properties in February, 1999.

     General and administrative expenses decreased from $804,000 in fiscal 1999 to $658,000 in fiscal 2000. The primary components of the higher costs in fiscal 1999 were legal and professional fees incurred in an unsuccessful merger transaction and the accrual of a retirement package for the former chairman of the Company who resigned in November, 1998. The amount of the retirement package charged to expense in fiscal 1999, discounted due to payments being made in the future, was approximately $107,000.

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

Forward Looking Information

     This Form 10-K contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

Accounting Matters

     In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137, which delayed the adoption of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations or liquidity as the Company has no derivative instruments and no hedging activities.

     In March, 2000, the Financial Accounting Standards Board (FASB) issued
FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for only certain issues. It does not address any issues related to the application of the fair value method in FASB No. 123, "Accounting for Stock-Based Compensation." This Interpretation is effective July 1, 2000. Management does not expect that the adoption of FIN No. 44 will have a material impact on the Company's results of operations.

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

Market Risk

     The Company is subject to market risk exposure related to changes in interest rates on some of its debt secured by drilling equipment, transportation equipment, land and improvements and its revolving line of credit. The debt secured by drilling equipment and transportation equipment has an interest rate of prime (9.00% at March 31, 2000) plus 1.75%. The debt secured by land and improvements has an interest rate of prime for this lender (10.00% at March 31, 2000) plus 0.5%. At March 31, 2000, the outstanding debt subject to a variable interest rate was $3,735,569. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in net income of approximately $37,000 annually. The revolving line of credit, which had no outstanding balance at March 31, 2000 and therefore no exposure to a change in interest rates, has an interest rate of prime (9.00% at March 31, 2000) plus 1.75%.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report



The Board of Directors
South Texas Drilling & Exploration, Inc.:

    We have audited the accompanying consolidated balance sheets of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (Schedule II) for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






KPMG LLP



San Antonio, Texas
June 2, 2000

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

Assets
------

                                                            March 31,
                                                        2000         1999
                                                    ------------    ---------
Current assets:
    Cash and cash equivalents                       $  1,922,457    1,411,493
    Securities available for sale                      1,003,116           --
    Receivables:
       Trade                                           1,174,035    1,021,948
       Contract drilling in progress                     774,553      221,000
       Employees and officers                              2,030       75,000
    Prepaid expenses                                     489,952      154,591
                                                    ------------    ---------
       Total current assets                            5,366,143    2,884,032
                                                    ------------    ---------

Property and equipment, at cost:
    Drilling rigs and equipment                       18,158,193   14,443,187
    Transportation, office, land and other             1,442,248    1,290,823
                                                    ------------   ----------
                                                      19,600,441   15,734,010
    Less accumulated depreciation, depletion and
       amortization                                    9,296,357    8,611,165
                                                    ------------   ----------
       Net property and equipment                     10,304,084    7,122,845
                                                    ------------   ----------
                                                     $15,670,227   10,006,877
                                                    ============   ==========





See accompanying notes to consolidated financial statements.
                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

Liabilities and Shareholders' Equity
------------------------------------

                                                                              March 31,
                                                                     ------------   -----------
                                                                         2000            1999
                                                                     ------------   -----------
Current liabilities:
    Current installments of long-term
         debt                                                        $  3,713,493       443,565
    Accounts payable                                                    3,964,934     1,249,083
    Accrued expenses:
         Payroll and payroll taxes                                         96,228       113,137
         Dividends payable                                                652,565       348,565
         Other                                                            192,448       176,619
                                                                     ------------     ---------
           Total current liabilities                                    8,619,668     2,330,969
Long-term debt, less current installments                                 267,067     2,354,205
                                                                     ------------     ---------
           Total liabilities                                            8,886,735     4,685,174
                                                                     ------------     ---------

Shareholders' equity:
    Preferred stock, Series A, 8%, cumulative,
        convertible, $2.00 redemption and liquidation
        value.  Authorized 400,000 shares; issued
        and outstanding 400,000 shares                                    800,000       800,000
    Preferred stock, Series B, 8%, cumulative,
        convertible, $16.25 redemption and liquidation
        value.  Authorized 184,615 shares; issued and
        outstanding 184,615 shares                                      2,999,994     2,999,994
    Common stock, $.10 par value
        Authorized 15,000,000 shares; issued
        and outstanding 7,274,684 shares at March 31, 2000
        and 6,100,784 shares at March 31, 1999
                                                                          727,468       610,078
    Additional paid-in capital                                         17,723,569    16,324,031
    Accumulated deficit                                               (15,796,017)  (15,412,400)
    Accumulated other comprehensive income-
        unrealized gain on securities available for sale                  328,478            --
                                                                     ------------   -----------
        Total shareholders' equity                                      6,783,492     5,321,703
                                                                     ------------   -----------
                                                                     $ 15,670,227    10,006,877
                                                                     ============   ===========







See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                         Years Ended March 31,
                                                                         ---------------------
                                                              2000              1999               1998
                                                          ------------      ------------      ------------
Revenues:
  Contract drilling                                       $ 19,391,025        12,659,391        16,655,642
  Oil and gas                                                   20,734           165,182           310,630
  Administrative overhead and other                             71,352            83,433           124,329
                                                          ------------      ------------      ------------
     Total operating revenues                               19,483,111        12,908,006        17,090,601
                                                          ------------      ------------      ------------
Costs and expenses:
  Contract drilling                                         16,766,776        11,212,354        13,965,931
  Oil and gas                                                    8,332           167,417           175,983
  Depreciation, depletion and
    amortization                                             1,808,557         1,729,920         1,114,866
  General and administrative                                   658,174           803,632           712,485
                                                          ------------      ------------      ------------
     Total operating costs and
       expenses                                             19,241,839        13,913,323        15,969,265
                                                          ------------      ------------      ------------
       Earnings (loss) from operations                         241,272        (1,005,317)        1,121,336
                                                          ------------      ------------      ------------
Other income (expense):
  Interest expense                                            (350,606)         (319,060)         (306,279)
  Interest income                                               85,407            90,558            50,676
  Gain (loss) on sale of assets                                (41,408)          (43,831)           27,895
                                                          ------------      ------------      ------------
     Total other income (expense)                             (306,607)         (272,333)         (227,708)
                                                          ------------      ------------      ------------

       Earnings (loss) before income taxes                     (65,335)       (1,277,650)          893,628
Income taxes                                                    14,283            29,868            62,688
                                                          ------------      ------------      ------------
       Net earnings (loss)                                     (79,618)       (1,307,518)          830,940
Preferred stock dividend requirement                           303,999           303,999           108,566
                                                          ------------      ------------      ------------
Net earnings (loss) applicable to common stockholders     $   (383,617)       (1,611,517)          722,374
                                                          ============      ============      ============

Earnings (loss) per common share-Basic                    $      (0.06)            (0.27)             0.13
                                                          ============      ============      ============

Earnings (loss) per common share - Diluted                $      (0.06)            (0.27)             0.11
                                                          ============      ============      ============
Weighted average number of shares
  outstanding-Basic                                          6,242,140         5,935,748         5,714,535
                                                          ============      ============      ============
Weighted average number of shares
  outstanding-Diluted                                        6,242,140         5,935,748         7,793,207
                                                          ============      ============      ============





See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
    ------------------------------------------------------------------------

                                           Shares                      Amount
                                     ------------------      -------------------

                                     Common       Preferred     Common        Preferred
                                    ---------     ---------   -----------     ---------
Balance as of March 31, 1997        5,655,333       235,000   $   565,533       235,000
Issuance of common stock
         as compensation               92,631            --         9,263            --
Issuance of common stock
         for equipment                400,000            --        40,000            --
Purchase of preferred stock                        (235,000)                   (235,000)
Issuance of new series A
         preferred stock                   --       400,000            --       800,000
Issuance of series B
         preferred stock                   --       184,615            --     2,999,994
Fee paid on preferred stock
         transaction                       --            --            --            --
Issuance of common stock
         for exercise of options       24,000            --         2,400            --
Net earnings                               --            --            --            --
Preferred stock dividend                   --            --            --            --
                                  -----------   -----------   -----------   -----------
Balance as of March 31, 1998        6,171,964       584,615       617,196     3,799,994
Issuance of common stock for
         exercise of warrants         100,000            --        10,000            --
Issuance of common stock for
         exercise of options          168,587            --        16,859            --
Cancellation of treasury shares      (339,767)           --       (33,977)           --
Net loss                                   --            --            --            --
Preferred stock dividend                   --            --            --            --
                                  -----------   -----------   -----------   -----------
Balance as of March 31, 1999        6,100,784       584,615       610,078     3,799,994

                                   Additional                                Accumulated Other      Total
                                    Paid-in    Accumulated       Treasury    Comprehensive       Shareholders'
                                    Capital      Deficit          Stock        Income               Equity
                                   ---------   ------------      --------    ----------------    -------------
Balance as of March 31, 1997       15,914,169   (14,523,257)     (136,905)           --            2,054,540
Issuance of common stock
         as compensation               45,737            --            --            --               55,000
Issuance of common stock
         for equipment                260,000            --            --            --              300,000
Purchase of preferred stock           160,000            --                                          (75,000)
Issuance of new series A
         preferred stock                   --            --            --            --              800,000
Issuance of series B
         preferred stock                   --            --            --            --            2,999,994
Fee paid on preferred stock
         transaction                  (55,000)           --            --            --              (55,000)
Issuance of common stock
         for exercise of options       12,100            --            --            --               14,500
Net earnings                               --       830,940            --            --              830,940
Preferred stock dividend                   --      (108,566)           --            --             (108,566)
                                  -----------   -----------    ----------    ----------            ---------
Balance as of March 31, 1998       16,337,006   (13,800,883)     (136,905)           --            6,816,408
Issuance of common stock for
         exercise of warrants           5,000            --            --            --               15,000
Issuance of common stock for
         exercise of options           84,953            --            --            --              101,812
Cancellation of treasury shares      (102,928)           --       136,905            --                   --
Net loss                                   --    (1,307,518)           --            --           (1,307,518)
Preferred stock dividend                   --      (303,999)           --            --             (303,999)
                                  -----------   -----------   -----------   -----------            ---------
Balance as of March 31, 1999       16,324,031   (15,412,400)           --            --            5,321,703

                                                                     (continued)
See accompanying notes to consolidated financial statements.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (Continued)

                                                 Shares                       Amount
                                             -------------                 ------------
                                           Common     Preferred      Common        Preferred
                                         ---------    ----------   -----------    ----------
Balance as of March 31, 1999             6,100,784       584,615   $   610,078     3,799,994
Comprehensive income:
      Net loss                                  --            --            --            --
      Net unrealized change in
         securities available for               --            --            --            --

sale
Total comprehensive income                      --            --            --            --
Issuance of common stock                 1,153,846            --       115,385            --
Issuance of common stock for
         exercise of options                 5,000            --           500            --
Issuance of common stock
         as compensation                    15,054            --         1,505            --
Preferred stock dividend                        --            --            --            --
                                       -----------   -----------   -----------   -----------
Balance as of March 31, 2000             7,274,684       584,615       727,468     3,799,994
                                       ===========   ===========   ===========   ===========

                                        Additional                               Accumulated Other     Total
                                          Paid-in     Accumulated   Treasury      Comprehensive     Shareholders'
                                          Capital      Deficit       Stock           Income            Equity
                                        ----------    ----------    --------     -----------------  -----------
Balance as of March 31, 1999            16,324,031    (15,412,400)            --            --      5,321,703
Comprehensive income:
      Net loss                                  --        (79,618)                          --        (79,618)
      Net unrealized change in
         securities available for
         sale                                   --             --             --       328,478        328,478
                                                                                                  -----------
Total comprehensive income                      --             --             --            --        248,860
Issuance of common stock                 1,384,615             --             --            --      1,500,000
Issuance of common stock for
         exercise of options                 1,375             --             --            --          1,875
Issuance of common stock
         as compensation                    13,549             --             --            --         15,054
Preferred stock dividend                                 (303,999)            --            --       (303,999)
                                       -----------    -----------    -----------   -----------    -----------
Balance as of March 31, 2000            17,723,570     15,796,017             --       328,478      6,783,493
                                       ===========    ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                    Years Ended March 31,
                                                                    ---------------------
                                                             2000           1999           1998
                                                         -----------    -----------      ---------
Cash flows from operating activities:
   Net earnings (loss)                                   $   (79,618)    (1,307,518)       830,940
   Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
     Depreciation, depletion and
       amortization                                        1,808,557      1,729,920      1,114,866
     Stock issued to directors and
       employees                                              15,054             --          4,583
     Gain (loss) on sale of assets                            41,408         43,492        (27,895)
     Changes in current assets and
     liabilities:
       Receivables                                          (632,670)        88,651       (170,760)
       Prepaid expenses                                     (335,361)       (40,571)        48,193
       Accounts payable                                    2,715,851       (400,875)       502,976
       Accrued expenses                                       (1,076)      (207,690)       206,036
                                                         -----------    -----------      ---------
         Net cash provided (used) by
          operating activities                           $ 3,532,145        (94,591)     2,508,939
                                                         -----------    -----------      ---------


See accompanying notes to consolidated financial statements.

                                                                     (Continued)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                                                                                   Years Ended March 31,
                                                                    ------------------------------------------------------
                                                                        2000                 1999                 1998
                                                                    ------------         ------------         ------------
Cash flows from financing activities:
   Proceeds from notes payable                                      $  1,776,645                   --              171,236
   Purchase of preferred stock                                                --                   --              (75,000)
   Proceeds from preferred stock                                              --                   --            3,744,994
   Payment of preferred dividend                                              --              (64,000)                  --
   Proceeds from exercise of options and warrants                          1,875               90,375               14,500
   Proceeds from common stock                                          1,500,000                   --                   --
   Payments of debt                                                     (593,857)            (605,162)            (888,257)
                                                                    ------------         ------------         ------------
      Net cash provided (used) in financing activities                 2,684,663             (578,787)           2,967,473
                                                                    ------------         ------------         ------------

Cash flows from investing activities:
   Purchase of property and equipment                                 (5,069,138)            (856,204)          (3,561,035)
   Purchase of securities available for sale                            (674,638)                  --                   --
   Proceeds from sale of property and
      equipment                                                           37,932              354,365              263,578
                                                                    ------------         ------------         ------------

      Net cash (used) in investing activities                         (5,705,844)            (501,839)          (3,297,457)
                                                                    ------------         ------------         ------------

Net increase (decrease) in cash and cash
    equivalents                                                          510,964           (1,175,217)           2,178,955

Beginning cash and cash equivalents                                    1,411,493            2,586,710              407,755
                                                                    ------------         ------------         ------------

Ending cash and cash equivalents                                    $  1,922,457            1,411,493            2,586,710
                                                                    ============         ============         ============

Supplementary disclosure:
Interest paid                                                       $    351,126              319,596              307,257
Notes payable issued for equipment and oil and gas
properties                                                                    --                   --            1,438,458
Common stock issued for accrued compensation                                  --               26,437               55,000
Common stock issued for San Patricio Corporation
    acquisition                                                               --                   --              300,000
Notes payable issued for San Patricio Corporation
    acquisition                                                               --                   --            1,200,000


See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Organization and Summary of Significant Accounting Policies

        Business and Principles of Consolidation

         The Company provides land contract drilling services for the oil and gas industry, primarily in south Texas. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings (Loss) Per Common Share

         The Company computes and presents earnings (loss) per common share in accordance with FAS No. 128 "Earnings per Share." This standard requires dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. For fiscal 2000 and 1999, the effect of securities such as warrants, options and preferred stock on loss per common share was not included as it was antidilutive.

         The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS comparisons as required by FAS 128:


                                                                            Year Ended
                                                                           March 31, 2000
                                                          -------------------------------------------------
                                                                            Weighted Avg.
                                                            Income             Shares             Per-share
                                                          (Numerator)       (Denominator)          Amount
                                                          -----------       -------------        ----------
Net loss                                                  $  (79,618)
Less: Preferred stock dividends                              303,999
                                                          ----------

Loss applicable to common stockholders-basic
    and diluted                                           $ (383,617)         6,242,140        $    (0.06)
                                                          ==========         ==========        ==========

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                            Year Ended
                                                                           March 31, 1999
                                                          -------------------------------------------------
                                                                            Weighted Avg.
                                                            Income             Shares             Per-share
                                                          (Numerator)       (Denominator)          Amount
                                                          -----------       -------------        ----------
Net loss                                                  $(1,307,518)
Less: Preferred stock dividends                               303,999
                                                          -----------

Loss applicable to common stockholders-basic
   and diluted                                             (1,611,517)          5,935,748        $     (0.27)
                                                          ===========         ===========        ===========



                                                                                      Year Ended
                                                                                    March 31, 1999
                                                                    -----------------------------------------------
                                                                                      Weighted Avg.
                                                                      Income             Shares           Per-share
                                                                    (Numerator)       (Denominator)        Amount
                                                                    -----------       -------------      ----------

Net earnings                                                        $  830,940
Less: Preferred stock dividends                                        108,566
                                                                    ----------

Income available to common stockholders-basic                          722,374         5,714,535        $     0.13
                                                                                                        ==========
Effect of dilutive securities
Warrants                                                                                 123,306
Options                                                                                1,008,686
Preferred stock                                                        108,566           946,680
                                                                    ----------        ----------

Income available to common stockholders and assumed
   conversions-diluted                                              $  830,940         7,793,207        $     0.11
                                                                    ==========        ==========        ==========


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

         In March, 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for only certain issues. It does not address any issues related to the application of the fair value method in FASB No. 123. This Interpretation is effective July 1, 2000. Management does not expect that the adoption of FIN No. 44 will have a material impact on the Company's results of operations.

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

Property and Equipment

         Depreciation of drilling, transportation and other equipment is provided using the straight-line method over estimated useful lives ranging from three to twelve years. During the current fiscal year, the estimated useful lives of drilling rigs was increased to reflect the Company's historical experience with regards to its drilling rigs. The change in estimated useful lives reduced depreciation expense in fiscal 2000 by approximately $144,000 and the loss per common share, basic and diluted, by $0.02.

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

Investment Securities

         The Company carries its available for sale investment securities at fair value. Investment securities consist of common stock. As of March 31, 2000, securities had an aggregate cost of $674,638, a gross unrealized gain of $328,478 and fair value of $1,003,116.

Comprehensive Income

         Comprehensive income consists of net income and net unrealized gain
(loss) on securities available for sale and is presented in the Consolidated Statements of Shareholders' Equity and Comprehensive Income.

Derivative Instruments and Hedging Activities

         In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June, 1999, the FASB issued SFAS No. 137, which delayed the adoption of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations or liquidity as the Company has no derivative instruments and no hedging activities.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)  Notes Payable and Long-term Debt

         Notes payable and long-term debt of the Company are described below:


                                                                                         March 31,
                                                                              ------------------------------
                                                                                 2000                1999
                                                                              -----------        -----------
Note payable, secured by drilling equipment, transportation
equipment, land and improvements, due in monthly payments of
$30,655 plus interest at prime (9.00% at March 31, 2000)
Plus 1.75%, due November, 2000.  (Note a)                                     $ 2,023,214          2,391,071

Note payable, secured by drilling equipment, due in monthly
payments of $20,833 plus interest at prime (9.00% at
March 31, 2000) plus 1.75%, due November, 2000.  (Note a)                       1,604,167                 --

Note payable to bank, secured by land and improvements, due in monthly payments of $1,900 including interest at the bank's
prime rate (10.00% at March 31, 2000) plus 0.5%, due in September, 2005            84,442             98,187

Note payable to Small Business Administration, secured by
second lien on land and improvements, due in monthly payments
of $921 including interest at 6.713% due in November, 2015                         99,991            103,512

Note payable to bank, secured by vehicle,
due in monthly payments of $654 including interest at the
prime rate (9.00% at March 31, 2000), due in September, 2002                       23,746                 --

Note payable to seller, secured by drilling equipment, due in monthly installments of $5,000 plus interest at 10%, due in
June, 2002                                                                        145,000            205,000
                                                                              -----------        -----------
                                                                                3,980,560          2,797,770
Less current installments                                                       3,713,493            443,565
                                                                              -----------        -----------
                                                                              $   267,067          2,354,205
                                                                              ===========        ===========


         Long-term debt maturing each year subsequent to March 31, 2000 is as follows: 2001 - $3,713,493; 2002 - $87,871; 2003 - $55,379; 2004 - $29,083; 2005
-$16,901 and thereafter- $77,833.

         At March 31, 2000, the Company was in compliance with or had obtained waivers for non-compliance with all covenants on its note payable secured by drilling equipment, transportation equipment and land and improvements. Such covenants included the maintenance of a net worth of at least $1,500,000, a debt to net worth ratio of less than 2.0 to 1.0, total capital expenditures of less than $1,500,000, and a total debt service coverage ratio of greater than 1.0 to 1.0, at the end of each calendar quarter.

         Note a: In November, 1998, the Company refinanced its outstanding debt consolidating several notes into one note which matures in October, 2000. As part of the refinancing, the lender also reduced the interest rate on the $500,000 revolving line of credit secured by the Company's trade accounts receivable to prime (9.00% at March 31, 2000) plus 1.75%. The revolving line of credit had no outstanding balance at March 31, 2000 and matures in November, 2000. In September, 1999, the Company incurred additional debt with its lender to partially fund the purchase of the drilling assets of Howell Drilling, Inc. This debt, in the amount of $1,750,000, is payable in monthly installments of $20,833 in principal, based on a seven-year amortization, plus interest. The debt has an interest rate of prime (9.00% at March 31, 2000) plus

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.75% and is due in November, 2000. The Company is currently negotiating to refinance this debt in its entirety and, although there are no assurances that the debt will be refinanced, management believes it will be successful in refinancing this debt on or before maturity.

(3)  Income Taxes

         In fiscal years 2000 and 1999, the expected tax benefit computed by applying the Federal statutory rate of 34% to income (loss) before income taxes differs from income tax expense (benefit) principally due to the valuation allowance, expiration of net operating losses and state income tax. The Company has also accrued a $14,283 liability for state franchise taxes for fiscal 2000 and a $29,868 liability for fiscal 1999.

         At March 31, 2000, for Federal income tax purposes the Company had a net operating loss carryforward of approximately $12,324,000 and investment tax credit carryforwards of approximately $2,000 available to offset future taxable income and taxes which, unless utilized, will expire as follows:

                          Net             Investment
    Fiscal             Operating             Tax
     Year                Loss              Credits
-------------        ------------        ------------
     2001            $ 10,161,000               2,000
     2002                 565,000                  --
     2003                  83,000                  --
     2007                 401,000                  --
     2014                 948,000                  --
     2015                 166,000                  --
                     ------------        ------------
                     $ 12,324,000               2,000
                     ============        ============

         The Company issued common stock in fiscal years 2000 and 1999. Also, subsequent to fiscal year 2000, the Company completed an additional private placement of its common stock. The issuance of common stock may have resulted in a substantial change of ownership as defined in Internal Revenue Code section
382. In accordance with section 382, the change in ownership may have caused a limitation on the use of the Company's net operating loss and investment credit carryovers.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are presented below:

                                                                                 March 31,
                                                                         --------------------------
                                                                             2000           1999
                                                                         -----------    -----------
Deferred tax assets:
  Investment tax credit carryforwards                                    $     2,000         38,000
  Property and equipment, principally due to
       differences in depreciation                                            95,000         46,000
  Net operating loss carryforwards                                         4,212,000      4,843,000
                                                                         -----------    -----------
       Total gross deferred tax assets                                     4,309,000      4,927,000
  Less valuation allowance                                                (4,187,000)    (4,927,000)
                                                                         -----------    -----------
       Deferred tax assets                                                   122,000             --
                                                                         -----------    -----------
Deferred tax liabilities:
  Unrealized gain on securities available for sale                           122,000             --
                                                                         -----------    -----------
       Total deferred tax liabilities                                        122,000             --
                                                                         -----------    -----------
  Net deferred tax asset                                                 $        --             --
                                                                         ===========    ===========

         A valuation allowance has been established to decrease deferred tax assets to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets. The valuation allowance

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


for deferred tax assets at March 31, 1999 was $4,927,000 and at March 31, 2000 was $4,187,000. The net change in total valuation allowance for the year ended March 31, 2000 was a decrease of $740,000 due to the change in the corresponding gross deferred tax assets and liabilities.


(4)  Stock Options, Warrants and Stock Option Plan

         On March 12, 1999, the Board of Directors issued an option to Mr. Little to purchase 650,000 shares of the Company's common stock at $.75 per share, all of which were subsequently canceled. Therefore, none of these options are outstanding as of March 31, 2000.

         On December 13, 1999, the Board of Directors issued Mr. Little, Chairman and Chief Executive Officer, an option to purchase 650,000 shares of the Company's common stock at $.75 per share, none of which has been exercised as of March 31, 2000.

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

         Information relating to stock options outstanding at March 31 is summarized as follows:

                                            2000                         1999                         1998
                                 --------------------------   --------------------------   --------------------------
                                                 Exercise                      Exercise                    Exercise
                                                 Price per                    Price per                    Price Per
                                   Options        Option        Options        Option       Options         Option
                                 -----------    -----------   -----------    -----------   -----------    -----------
Balance Outstanding
         Beginning of year         1,686,000    $ .375-1.50     1,353,500    $ .375-1.50     1,272,500    $  .375-.47
                  Granted            720,000    $ .625-1.50       795,000    $ .75-1.438       165,000    $ 1.38-1.50
                  Exercised           (5,000)   $     0.375      (168,587)   $ .375-1.38       (24,000)   $ .375-1.38
                  Canceled          (650,000)   $      0.75      (293,913)   $.375-1.438       (60,000)   $     0.375
                                 -----------    -----------   -----------    -----------   -----------    -----------
Balance Outstanding
         End of year               1,751,000    $ .375-1.50     1,686,000     $.375-1.50     1,353,500    $ .375-1.50
                                 ===========    ===========   ===========    ===========   ===========    ===========
Options Exercisable
         End of year               1,167,500                      854,000                      681,500
                                 ===========                  ===========                  ===========

         At March 31, 2000, the weighted average price of options outstanding was $0.64 per share and the weighted average price of exercisable options was $0.57 per share.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Accordingly, no compensation has been recognized for the stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                                 2000             1999             1998
                                             ------------      ----------         -------
Net earnings-as reported                     $    (79,618)     (1,307,518)        830,940
Net earnings-pro forma                           (232,664)     (1,372,858)        774,797
Net earnings per share-as reported-basic            (0.06)          (0.27)           0 13
Net earnings per share-as reported-diluted          (0.06)          (0.27)           0.11
Net earnings per share-pro forma-basic              (0.09)          (0.28)           0.12
Net earnings per share-pro forma-diluted            (0.09)          (0.28)           0.10
Weighted-average fair value of options,
         granted during the year                     0.47            0.31            0.63

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 72%, 70% and 65%, weighted average risk-free interest rates of 6.0%, 5.1% and 6.3% for grants in 2000, 1999 and 1998, respectively, and an expected life of five years. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock, and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

(5)  Business Segments and Supplementary Earnings Information

          The Company is engaged in contract drilling of oil and gas wells and until fiscal 1999, in oil and gas exploration, development and production. The oil and gas operations contributed an immaterial amount towards the Company's gross revenues in fiscal 2000, fiscal 1999 and fiscal 1998 and constituted an insignificant amount of its total assets, therefore, disclosure of fiscal 2000, fiscal 1999 and fiscal 1998 oil and gas information has been omitted.

          In fiscal 2000, no customer accounted for 10% or more of contract drilling revenue.

          In fiscal 1999, only one customer accounted for 10% or more of contract drilling revenues. The revenue attributed to that customer was $3,555,284.

          In fiscal 1998, two customers each accounted for 10% or more of contract drilling revenues. The revenue attributed to those customers was $2,968,694 and $2,326,773.

(6)  Fair Value of Financial Instruments

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

(7)  Commitments and Contingencies

          The Company is involved in no legal proceedings other than negligence actions which the Company considers ordinary and routine litigation incidental to its business and which the Company believes involve risks of liability which are adequately covered by insurance.

(8)  Benefit Plan

          During October, 1999, the Company adopted a 401(k) retirement plan in which eligible employees of the Company may elect to participate. The Company may contribute, on a discriminatory basis, a percentage of the employee's annual contribution, determined annually by the Company. The Company's contribution for the year ended March 31, 2000, was approximately $18,000.

(9)  Acquisition

          In September, 1999, the Company completed its acquisition of the drilling operations of Howell Drilling, Inc., a San Antonio, Texas based land drilling contractor. The purchase price was allocated based on the fair market value of the assets at the date of acquisition. The purchase included two drilling rigs, a Cabot 900 and a Cabot 750, drill pipe and collars, assorted spare drilling equipment, transportation equipment and office furniture and fixtures. The total expenditure for the Howell assets was $2,513,000, of which $1,750,000 was financed by the Company's primary lender. The transaction was

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     accounted for as a purchase and the results of operations have been included in the Statement of Operations since the acquisition date.

          The following pro forma financial information for the years ended March 31, 2000 and 1999 gives effect to the above acquisition as though it were effective at the beginning of each period. The information reflects historical data from both Howell and the Company for the year ended March 31, 1999. For the year ended March 31, 2000, historical information of Howell from April 1, 1999 through September 30, 1999 was combined with the historical data of the Company for the year ended March 31, 2000. The pro forma information may not be indicative of the results that would have occurred had the acquisition been in effect on April 1, 1998 or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

                                                       Pro-Forma (Unaudited)
                                                       Years Ended March 31,
                                                      -----------    ----------
                                                         2000           1999
                                                      -----------    ----------
Total Revenues                                        $24,904,924    21,629,262
Net earnings (loss)                                     1,245,936    (1,911,125)
Net earnings (loss) applicable
          to common stockholders                          941,937    (2,215,124)
Earnings (loss) per common share-Basic                       0.15         (0.37)
Earnings (loss) per common share - Diluted                   0.14         (0.37)

(10) Subsequent Events

          In May, 2000, the Company completed an additional private placement of its common stock to WEDGE Energy Services, L.L.C. WEDGE paid an aggregate of $8,000,000 to the Company for 3,678,161 shares of common stock, or $2.175 per share. The Company intends to use these proceeds to partially fund the construction of two new IRI International Corporation 1600E rigs and to better position itself for future growth.

          Also in May, 2000, the Company ordered the two new IRI International Corporation 1600E Series land drilling rigs. These rigs will be SCR electric rigs with state-of-the-art technological design. The rigs will be capable of drilling wells in the depth range of 8,000 to 18,000 feet. The Company expects delivery of the first rig in December, 2000 while the second rig should be delivered in April, 2001. Concurrent with the execution of the contract for the construction of the rigs, the Company paid a down payment of $1,100,000. The combined cost of both rigs is not expected to exceed $15,000,000.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the current members of the Board of Directors and officers of the Company.

         MICHAEL E. LITTLE, 45, Chairman of the Board and Chief Executive Officer since November, 1998. From March 1982 to October, 1998, Mr. Little served as President, Chief Executive Officer and a director of Dawson Production Services, Inc., and Chairman of the Board since 1983. From 1980 to 1982, he was Vice President of Cambern Engineering, Inc., a company that provided drilling and completion consulting services in the Texas Gulf Coast area. From 1976 to 1980, he was employed by Chevron USA as a drilling foreman in Midland, Texas and as a drilling engineer in New Orleans, Louisiana. Mr. Little received his Bachelor of Science degree in Petroleum Engineering in 1978 from Texas Tech University.

         WILLIAM D. HIBBETTS, 51, CPA, a Director since June, 1984. Mr. Hibbetts is Chief Financial Officer of International Cancer Screening Laboratories, Inc. since March, 2000. He was Chief Accounting Officer of Southwest Venture Management Company from July, 1988 to April, 1999. He was Treasurer/Controller of Gary Pools, Inc. from May, 1986 to July, 1988. He served as an officer of the Company from January 1, 1982 until May 1, 1986. Mr. Hibbetts served in various positions as an accountant with KPMG Peat Marwick LLP from June, 1971 to December, 1981. Mr. Hibbetts served as manager in that accounting firm's audit group from July, 1978 to December, 1981.

         RICHARD PHILLIPS, 69, a Director since June, 1997. From 1981 he has served as President of San Patricio Corporation in Corpus Christi, Texas, an oil and gas operator and three-rig drilling contractor which sold its drilling related assets to the Company in 1997. Mr. Phillips was engaged in petroleum engineering consulting from 1979 until 1981 when he founded San Patricio Corporation

         WM. STACY LOCKE, 44, a Director since May 1, 1995. Mr. Locke is President and Chief Operating Officer since November, 1998. He was President and Chief Executive Officer from May, 1995 to November, 1998. He was Vice President-Investment Banking with Arneson, Kercheville, Ehrenberg & Associates, Inc. from January 1, 1993 to April 30, 1995. From 1988-1992, Mr. Locke was Vice President-Investment Banking with Chemical Banking Corporation, Texas Commerce Bank. He was Senior Geologist with Huffco Petroleum Corporation from 1982-1986. From 1979 to 1982 Mr. Locke worked for Tesoro Petroleum Corporation and Valero Energy as a Geologist.

         ERNEST E. BURNS, 71, Vice President-Drilling since September, 1999. Mr. Burns was President of Howell Drilling, Inc. from February, 1988 through September, 1999.

         CHRIS F. PARMA, 50, CPA, Vice President and Chief Financial Officer since December, 1995. He has been employed as Controller of the Company since October, 1990. He served in various accounting positions from Staff Accountant to Controller from 1972 to 1990 with J. H. Uptmore & Associates, Inc., a real estate development company. He served as Vice President of Uptmore from 1985 to 1990.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company and its subsidiaries for services performed during the fiscal year ended March 31, 2000, to the chief executive officer and to the president of the Company. No other officer was paid total compensation of $100,000 or more.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                           Summary Compensation Table

                                                         Other Annual     Restricted       Warrants/      LTIP       All Other
    Name and                     Salary        Bonus     Compensation     Stock Award    Options/ SARs   Pay-outs   Compensation
Principal Position        Year     $             $            $               $               #             $             $
------------------        ----   ------        -----     ------------     -----------    -------------   --------   ------------
Wm. Stacy Locke
    President             2000   94,672         --             --                --                --             --          --
    President             1999   94,392         --            993(1)             --                --             --          --
    CEO                   1998   85,730         --          1,231(1)         55,000(2)             --             --          --
Michael E. Little
    CEO                   2000   40,000         --             --                --                --             --          --
    CEO                   1999   15,915         --             --                --                --             --          --


     (1)  Includes value of personal use of company-provided vehicle.

     (2)  Includes 12,342 shares paid per employment agreement.

          Since April, 1997, outside Directors of the Company receive $1,000 each quarter for their service on the Board and $250 for each meeting attended.

          The following table summarizes as to the chief executive officer of the Company, the number and terms of stock options granted during the year ended March 31, 2000:

                      Option/SAR Grants in Last Fiscal Year

                                         % of Total                                                     Potential
                         Number of        Options/                                                  Realized Value at
                        Securities          SARs                                                  Assumed Annual Rates of
                        Underlying       Granted to                                               Stock Price Appreciation
                         Options/         Employees         Exercise or                               for Option Term
                          SARs           in Fiscal            Base            Expiration     ---------------------------------
     Name              Granted (#)          Year           Price ($/sh)          Date             5% ($)              10%($)
-----------------   ---------------   ---------------    ---------------   ---------------   ---------------   ---------------
Michael E. Little           650,000                90%   $          0.75        12/13/2009         1,100,730         2,041,397


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


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                                           Number of
                                                           Securities           Value of
                                                           Underlying         Unexercised
                                                           Unexercised        In-the-Money
                                                          Options/SARs at    Options/SARs at
                                                             FY-End (#)        FY-End ($)

                    Shares Acquired        Value           Exercisable/       Exercisable/
       Name         on Exercise (#)     Realized($)        Unexercisable      Unexercisable
-----------------   ---------------   ---------------    ----------------    ---------------
Michael E. Little                --                --    130,000 /520,000     97,500/390,000

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


          The following table sets forth certain information, as of June 1, 2000, with respect to each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, the Series A Preferred Stock and the Series B Preferred Stock, each director of the Company, and all officers and directors of the Company as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown.

                                                                           Nature of           Percentage
Title of                      Name and Address of                          Beneficial          Ownership
 Class                         Beneficial Owner                            Ownership           of Class(6)
-------                    ----------------------------                    ----------          -----------
Preferred Series A          T.L.L. Temple Foundation                         400,000                100.0%
                            109 Temple Blvd., Suite 300
                            Lufkin, Texas 75901-7321

Preferred Series B          T.L.L. Temple Foundation                         153,915                 83.4%
                            109 Temple Blvd., Suite 300
                            Lufkin, Texas 75901-7321

Preferred Series B          Temple Interests L.P.                             30,700                 16.6%
                            109 Temple Blvd, Suite 100
                            Lufkin, Texas 75901-7321

Common                      WEDGE Energy Services, L.L.C.                  4,832,007                 38.2%
                            1415 Louisiana, Suite 3000
                            Houston, TX 77002

Common                      Rowan Companies, Inc.                            750,000                  5.9%
                            1900 Post Oak Tower
                            5051 Westheimer
                            Houston, TX 77056

Common                      William D. Hibbetts                              126,612(1)               1.0%
                            13007 Blanche Coker
                            San Antonio, TX 78216

Common                      Michael E. Little                                883,882(2)               7.0%
                            9310 Broadway, Bldg. 1
                            San Antonio, Texas 78217

Common                      Wm. Stacy Locke                                1,170,480(3)               9.3%
                            9310 Broadway, Bldg. I
                            San Antonio, Texas 78217

Common                      Richard Phillips                                 390,144(4)               3.1%
                            5701 Agnes Street
                            Corpus Christi, Texas 78408

                            All officers and directors as a group          2,658,806(5)             21.0%
                            (6 persons)


(1) Includes options issued to Mr. Hibbetts by the Board of Directors to purchase 10,000 shares .

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


(2) Includes options issued to Mr. Little by the Board of Directors to purchase 650,000 shares.

(3)  Includes options issued to Mr. Locke to purchase 800,000 shares.

(4) Includes 240,144 shares and an option issued to San Patricio Corporation, which is wholly owned by Richard Phillips, to purchase an additional 150,000 shares, .

(5) Includes options to purchase 1,695,000 shares issued to the officers and directors by the Board of Directors.

(6) Percentage of class outstanding is calculated assuming all officers and directors exercise all outstanding options and warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's chairman and chief executive officer, Mr. Michael E. Little, commenced employment by the Company on November 15, 1998, under a two year employment agreement calling for a base salary of $40,000 for the first year of the two year term and no less than $40,000 for year two. Mr. Little was also granted an option to purchase 100,000 shares of the Company's common stock at a price of $0.75 per share. This option, which was scheduled to expire April 1, 1999, was exercised in March, 1999. Mr. Little was granted another option to purchase 650,000 shares of the Company's common stock at a price of $0.75 per share. These options were cancelled in December, 1999 and replaced by an option to purchase 650,000 shares of the Company's common stock at a price of $0.75 per share under the Company's 1999 Stock Option Plan. These options shall vest at a rate of 20% per year for each 12-month period Mr. Little is employed by the Company. All of Mr. Little's options would become exercisable upon a change in control of the Company.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                     PART IV

ITEM 14.
     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Index to Financial Statements and Schedules and Exhibits

               1. The following consolidated financial statements of South Texas Drilling & Exploration, Inc. and its subsidiaries are included in Part II, Item 8 of this Report:

                         Independent Auditors' Report.

                         Consolidated Balance Sheets at March 31, 2000 and 1999.

                         Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998.

                         Consolidated Statements of Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998.

                         Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


 -   (10)(gg)       Third Amended Certificate of Designation, Correcting An
                    Error In The Second Amended Certificate of Designation and
                    Designating the Voting Powers, Preferences And Right Of A
                    New Series B 8% Convertible Preferred Stock dated June 9,
                    1998 (previously filed as an Exhibit to the Company's 1998
                    Annual Report on Form 10-K, File No. 2-70145).

 -   (10)(hh)       First Amendment To Loan And Security Agreement dated May 8,
                    1996 between the Company and Finova Capital Corporation dated June 18, 1997 (previously filed as an Exhibit to the Company's 1998 Annual Report on Form 10-K, File No.
                    2-70145).

 -   (10)(ii)       Second Amendment To Loan and Security Agreement dated May 8,
                    1996 between the Company and Finova Capital Corporation
                    (previously filed as an Exhibit to the Company's 1998 Annual
                    Report on Form 10-K, File No. 2-70145).

 -   (10)(jj)       Third Amendment to Loan and Security Agreement dated May 6,
                    1996 between the Company and Finova Capital Corporation dated November 1, 1998 (previously filed as an Exhibit to the Company's 1999 Annual Report on Form 10-K, File No.
                    2-70145).

 -   (10)(kk)       Executive Employment Agreement dated November 16, 1998
                    between the Company and Michael E. Little (previously filed as an Exhibit to the Company's 1999 Annual Report on Form
                    10-K, File No. 2-70145).

 -   (10)(ll)       First Amendment to Executive Employment Agreement dated May
                    1, 1995 between the Company and Wm. Stacy Locke dated
                    November 16, 1998 (previously filed as an Exhibit to the Company's 1999 Annual Report on Form 10-K, File No.
                    2-70145).

37   (10)(mm)       Fourth Amendment to Loan and Security Agreement dated May 6,
                    1996 between the Company and Finova Capital Corporation dated September 29, 1999.

46   (10)(nn)       Asset Purchase Agreement dated September 29, 1999 between
                    Howell Drilling, Inc., and the Company.

65   (10)(oo)       Common Stock Purchase Agreement dated May 11, 2000 between
                    WEDGE Energy Services, L.L.C., and the Company.

88   (10)(pp)       Registration Rights Agreement dated May 10, 2000 between
                    WEDGE Energy Services, L.L.C., and the Company.

99   (10)(qq)       Contract dated May 5, 2000 between IRI International
                    Corporation and the Company for the purchase of two 1600E
                    Series Electric Drilling Rigs.

104  (10)(rr)       Form of the Company's 1999 Stock Option Plan and Option
                    Agreement.

  -  (22)           Subsidiaries of the registrant (previously filed as an
                    Exhibit to the Company's 1992 Annual Report on Form 10-K,
                    File No. 2-70145).

     (27)           Financial Data Schedule

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


                                                                     SCHEDULE II


                        Valuation and Qualifying Accounts


                                          Balance       Charged
                                            at          to costs      Deductions       Balance
                                         beginning        and            from            at
                                          of year       expenses       accounts       year end
                                        ----------     ----------     ----------     ----------
Year ended March 31, 1998:
Allowance for doubtful
receivables                             $  140,000             --             --        140,000
                                        ==========     ==========     ==========     ==========

Year ended March 31, 1999:
Allowance for doubtful
receivables                             $  140,000             --        140,000             --
                                        ==========     ==========     ==========     ==========


Year ended March 31, 2000:
Allowance for doubtful
receivables                             $       --             --             --             --
                                        ==========     ==========     ==========     ==========

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, South Texas Drilling & Exploration, Inc. has duly caused this report to be signed on its behalf by the undersigned, this 23rd day of June, 2000 thereunto duly authorized.




                                             By /s/ Michael E. Little
                                                --------------------------------
                                                Michael E. Little, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


    Signature                                 Title                             Date
    ---------                                 -----                             ----
/s/ Michael E. Little              Chairman, Chief Executive               June 23, 2000
----------------------             Officer and Director
Michael E. Little


/s/ Wm. Stacy Locke                President, Chief                        June 23, 2000
----------------------             Operating Officer and
Wm. Stacy Locke                    Director


/s/ William D. Hibbetts            Director                                June 23, 2000
----------------------
William D. Hibbetts


/s/ Chris F. Parma                 Vice President and                      June 23, 2000
----------------------             Chief Financial Officer
Chris F. Parma

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 -   (3)            Articles of Incorporation and Bylaws of the Company
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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 -   (10)(gg)       Third Amended Certificate of Designation, Correcting An
                    Error In The Second Amended Certificate of Designation and
                    Designating the Voting Powers, Preferences And Right Of A
                    New Series B 8% Convertible Preferred Stock dated June 9,
                    1998 (previously filed as an Exhibit to the Company's 1998
                    Annual Report on Form 10-K, File No. 2-70145).

 -   (10)(hh)       First Amendment To Loan And Security Agreement dated May 8,
                    1996 between the Company and Finova Capital Corporation
                    dated June 18, 1997 (previously filed as an Exhibit to the
                    Company's 1998 Annual Report on Form 10-K, File No.
                    2-70145).

 -   (10)(ii)       Second Amendment To Loan and Security Agreement dated May 8,
                    1996 between the Company and Finova Capital Corporation
                    (previously filed as an Exhibit to the Company's 1998 Annual
                    Report on Form 10-K, File No. 2-70145).

 -   (10)(jj)       Third Amendment to Loan and Security Agreement dated May 6,
                    1996 between the Company and Finova Capital Corporation
                    dated November 1, 1998 (previously filed as an Exhibit to
                    the Company's 1999 Annual Report on Form 10-K, File No.
                    2-70145).

 -   (10)(kk)       Executive Employment Agreement dated November 16, 1998
                    between the Company and Michael E. Little (previously filed as an Exhibit to the Company's 1999 Annual Report on Form
                    10-K, File No. 2-70145).

 -   (10)(ll)       First Amendment to Executive Employment Agreement dated May
                    1, 1995 between the Company and Wm. Stacy Locke dated
                    November 16, 1998 (previously filed as an Exhibit to the
                    Company's 1999 Annual Report on Form 10-K, File No.
                    2-70145).

37   (10)(mm)       Fourth Amendment to Loan and Security Agreement dated May 6,
                    1996 between the Company and Finova Capital Corporation
                    dated September 29, 1999.

46   (10)(nn)       Asset Purchase Agreement dated September 29, 1999 between
                    Howell Drilling, Inc., and the Company.

65   (10)(oo)       Common Stock Purchase Agreement dated May 11, 2000 between
                    WEDGE Energy Services, L.L.C., and the Company.

88   (10)(pp)       Registration Rights Agreement dated May 10, 2000 between
                    WEDGE Energy Services, L.L.C., and the Company.

99   (10)(qq)       Contract dated May 5, 2000 between IRI International
                    Corporation and the Company for the purchase of two 1600E
                    Series Electric Drilling Rigs.

104  (10)(rr)       Form of the Company's 1999 Stock Option Plan and Option
                    Agreement.

  -  (22)           Subsidiaries of the registrant (previously filed as an
                    Exhibit to the Company's 1992 Annual Report on Form 10-K,
                    File No. 2-70145).

     (27)           Financial Data Schedule