Form 10-Q
period 2000-06-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 2000-08-11
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        N/A          to
                               -------------------   -----------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                    74-2088619
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

                                                               Yes      No
                                                                  ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                              Outstanding at August 7, 2000
              -----                              -----------------------------
   Common Stock, $.10 par value,                         10,952,845

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

ITEM 1.
    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Condensed Consolidated Balance Sheets


                                                                              June 30,          March 31,
ASSETS                                                                          2000              2000
                                                                            ------------      ------------
Current assets
    Cash and cash equivalents                                               $  8,833,446         1,922,457
    Securities available for sale                                                900,757         1,003,116
    Receivables                                                                3,376,319         1,176,065
    Contract drilling in progress                                                471,674           774,553
    Prepaid expenses                                                             127,854           489,952
                                                                            ------------      ------------
       Total current assets                                                   13,710,050         5,366,143
                                                                            ------------      ------------

Property and equipment                                                        21,729,686        19,600,441
Accumulated depreciation, depletion and amortization                          (9,808,823)       (9,296,357)
                                                                            ------------      ------------
    Net property and equipment                                                11,920,863        10,304,084
                                                                            ------------      ------------
       Total assets                                                           25,630,913        15,670,227
                                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments, long-term debt                                       3,594,633         3,713,493
    Accounts payable                                                           5,160,784         3,964,934
    Accrued expenses                                                           1,307,775           941,241
                                                                            ------------      ------------
       Total current liabilities                                              10,063,192         8,619,668

Long-term debt                                                                   313,994           267,067
                                                                            ------------      ------------
       Total liabilities                                                      10,377,186         8,886,735
                                                                            ------------      ------------

Shareholders' equity:
  Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value. Authorized 400,000 shares; issued
    and outstanding 400,000 shares                                               800,000           800,000
  Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value. Authorized 184,615 shares; issued
    and outstanding 184,615  shares                                            2,999,994         2,999,994
  Common stock, $.10 par value. Authorized 15,000,000 shares, issued
    10,952,845 at June 30 and 7,274,684 shares at March 31, 2000               1,095,284           727,468
Additional paid-in capital                                                    25,355,753        17,723,569
Accumulated deficit                                                          (15,223,425)      (15,796,017)
Accumulated other comprehensive income-
   unrealized gain on securities available for sale                              226,121           328,478
                                                                            ------------      ------------
Total shareholders' equity                                                    15,253,727         6,783,492
                                                                            ------------      ------------
Total liabilities and shareholders' equity                                  $ 25,630,913        15,670,227
                                                                            ============      ============

See accompanying notes to condensed consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Three Months Ended
                                                                     June 30,
                                                           ------------------------------
                                                               2000             1999
                                                           ------------      ------------
Revenues:
    Contract drilling                                      $  8,804,995         3,100,040
    Oil and gas                                                   6,685             4,122
    Management fees and other                                    56,572             8,177
                                                           ------------      ------------
    Total operating revenues                                  8,868,252         3,112,339
                                                           ------------      ------------

Costs and expenses:
    Contract drilling                                         7,475,376         2,487,917
    Oil and gas                                                   1,075                --
    Depreciation, depletion and amortization                    512,466           354,509
    General and administrative                                  195,021           197,096
                                                           ------------      ------------
    Total operating costs and expenses                        8,183,938         3,039,522
                                                           ------------      ------------

Earnings from operations                                        684,314            72,817
                                                           ------------      ------------

Other income (expense):
    Interest expense                                           (108,396)          (66,096)
    Interest income                                              87,084            16,730
    Gain on sale of assets                                           --             1,400
                                                           ------------      ------------
    Total other income (expense)                                (21,312)          (47,966)
                                                           ------------      ------------

Earnings before income taxes                                    663,002            24,851
Income taxes                                                     14,410             3,223
                                                           ------------      ------------
Net earnings                                                    648,592            21,628

Preferred stock dividend requirements                            76,000            76,000
                                                           ------------      ------------

Net earnings (loss) applicable to common stockholders      $    572,592           (54,372)
                                                           ============      ============

Earnings (loss) per common share - Basic                   $       0.06             (0.01)
                                                           ============      ============

Earnings (loss) per common share - Diluted                 $       0.05             (0.01)
                                                           ============      ============

Weighted average number of shares outstanding - Basic         9,336,071         6,100,784
                                                           ============      ============



Weighted average number of shares outstanding -Diluted       12,356,231         6,100,784
                                                           ============      ============




See accompanying notes to condensed consolidated financial statements.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                        Three Months Ended
                                                                                            June 30,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   -----------      -----------
Cash flows from operating activities:
    Net earnings                                                                   $   648,592           21,628

Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
   Depreciation, depletion, amortization                                               512,466          354,509
   Gain on sale of assets                                                                   --           (1,400)
   Changes in current assets and liabilities:
      Accounts and notes receivable                                                 (2,200,254)        (439,684)
      Contract drilling in progress                                                    302,879         (356,939)
      Prepaid expenses                                                                 362,098           42,808
      Accounts payable                                                               1,195,850          750,473
      Prepaid drilling contracts                                                       101,800               --
      Accrued expenses                                                                 188,734          (83,240)
                                                                                   -----------      -----------
Net cash provided by operations                                                      1,112,165          288,155
                                                                                   -----------      -----------

Cash flows from financing activities:
   Proceeds from notes payable                                                         106,220               --
   Payments of debt                                                                   (178,154)        (111,228)
   Proceeds from sale of common stock                                                8,000,000               --
                                                                                   -----------      -----------
Net cash provided (used) by financing activities                                     7,928,066         (111,228)
                                                                                   -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                                               (2,129,242)        (286,281)
   Proceeds from sale of equipment                                                          --            1,400
                                                                                   -----------      -----------
Net cash used in investing activities                                               (2,129,242)        (284,881)
                                                                                   -----------      -----------

Net increase (decrease) in cash                                                      6,910,989         (107,954)

Beginning cash and cash equivalents                                                  1,922,457        1,411,493
                                                                                   -----------      -----------
Ending cash and cash equivalents                                                   $ 8,833,446        1,303,539
                                                                                   ===========      ===========

Supplementary Disclosure:
   Interest paid                                                                       108,525           65,737
   Dividend accrual                                                                     76,000           76,000



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

       At April 1, 2000, the Company had investment tax credit carryforwards of approximately $2,000 (expiring 2001) and a net operating loss carryforward of approximately $12,324,000 (expiring 2001 through 2015) which are available to reduce future taxable income and taxes. A valuation allowance has been established to decrease total gross deferred tax assets (primarily investment credit tax carryforwards and net operating loss carryforwards) to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets.

       The Company issued common stock in fiscal years 1999 and 2000 and in the first quarter of fiscal 2001. The issuance of common stock may have resulted in a substantial change of ownership as defined in Internal Revenue Code section 382. In accordance with section 382, the change in ownership may have caused a limitation on the use of the Company's net operating loss and investment credit carryovers. In the current quarter, the Company has not provided for federal income tax liability as management believes the net operating loss and investment credit carryovers will be sufficient to cover any projected tax liability even if the carryovers are limited by section 382.



                                                                      Continued

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

4. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by Financial Accounting Standards No. 128:



                                                               Three Months Ended
                                                                 June 30, 2000
                                                               ------------------
                                                                    Weighted
                                                                    Average
                                                    Income           Shares         Per-Share
                                                  (Numerator)     (Denominator)      Amount
                                                  -----------    --------------    -----------
Net earnings                                      $   648,592
Less: Preferred stock dividends                       (76,000)
                                                  -----------
Income available to common stockholders-Basic         572,592        9,336,071     $      0.06
                                                                                   ===========
Effect of dilutive securities
Options                                                              1,297,085
Preferred stock                                        76,000        1,723,075
                                                  -----------      -----------
Income available to common stockholders
   and assumed conversions-Diluted                $   648,592       12,356,231     $      0.05
                                                  ===========      ===========     ===========



                                                       Three Months Ended
                                                          June 30, 1999
                                                       ------------------
                                                            Weighted
                                                            Average
                                           Income            Shares        Per-Share
                                         (Numerator)      (Denominator)     Amount
                                         -----------      ------------    -----------
Net earnings                             $    21,628
Less: Preferred stock dividends              (76,000)
                                         -----------
Income (loss) available to common
    stockholders - Basic and Diluted     $   (54,372)       6,100,784     $     (0.01)
                                         ===========      ===========     ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2000 were $8,833,446 compared to $1,922,457 at March 31, 2000. The current ratio at June 30, 2000 was 1.36 compared to 0.62 at March 31, 2000. Working capital increased to $3,646,857 at June 30, 2000 from $(3,253,525) at March 31, 2000. This increase in working capital was the result of the Company's profitable operations in the current quarter and the issuance of $8,000,000 of the Company's common stock in a private placement. In exchange for the $8,000,000, the Company issued 3,678,161 shares of its common stock to WEDGE Energy Services, L.L.C. of Houston, Texas. In the current quarter, the Company's operations generated cash flow of $1,112,165 while in the same quarter a year earlier operations generated a cash flow of $288,155. Accounts receivable increased to $3,376,319 at June 30, 2000 from $1,176,065 at March 31, 2000. Contract drilling in progress decreased to $471,674 at June 30, 2000 from $774,553 at March 31, 2000.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

     Since March 31, 2000, property and equipment costs increased by a net of $2,129,242. Of this amount, $2,077,269 was spent on drilling equipment, $51,461 was spent on transportation equipment and $512 was spent on office furniture and fixtures. Of the $2,077,269 spent on drilling equipment, $1,100,000 was spent as a down payment on the Company's two new IRI International Corporation 1700E SCR rigs which are scheduled for delivery in December, 2000 and April, 2001. These rigs will be capable of drilling wells in the depth range of 8,000 to 18,000 feet. The rigs will be highly mobile with 1700 horsepower electric drawworks, water cooled disc brakes, independent electric rotary drive, autodriller and a substructure fluid containment system. The combined cost of both rigs is not expected to exceed $15,000,000.

     Debt obligations in the form of notes payable decreased by a net $71,933 from March 31, 2000 to June 30, 2000. New debt incurred in the current quarter included $91,302 secured by drilling equipment and $14,918 secured by transportation equipment. At June 30, 2000, current installments of long-term debt included $3,472,917 payable on the Company's debt secured by drilling equipment, transportation equipment, furniture and fixtures and land and improvements. This debt matures on November 1, 2000. The Company intends to pay off this debt on or before maturity using its cash resources. Accounts payable at June 30, 2000 were $5,160,784, an increase of $1,195,850 from $3,964,934 at
March 31, 2000. The primary reason for this increase was the higher costs associated with turnkey contracts and greater rig utilization in the current quarter than in the quarter ended March 31, 2000. Accrued expenses increased to $1,128,775 at June 30, 2000 from $864,041 at March 31, 2000 primarily as a result of accrued payroll costs and accrued preferred stock dividends.

Results of Operations

     Contract drilling revenue for the quarter ended June 30, 2000 was $8,804,995 compared to $3,100,040 in the same quarter a year earlier. This increase in drilling revenue was the result of greater rig demand resulting in increased drilling days. In the current quarter, the Company had 570 drilling days compared to 235 drilling days in the same quarter in fiscal 2000. The rig utilization rate for the current quarter was 78% compared to 39% in the same quarter a year earlier. All eight of the Company's rigs were in operation during the current quarter. The average revenue per drilling day increased to $15,447 from $13,192 in the corresponding quarter of fiscal 2000. This increase in the average revenue per drilling day was the result of increased turnkey revenue and slightly higher daywork rates. In the current quarter, 73% of drilling revenue came from turnkey contracts and 27% of drilling revenue came from daywork and footage contracts. In the same quarter in fiscal 2000, 83% of drilling revenue came from turnkey contracts while 17% came from daywork contracts. Turnkey contracts typically provide the highest potential revenue and profit margin per day; however, they also expose the Company to greater risk.

     Oil and gas revenue for the quarter ended June 30, 2000 was $6,685, principally from overriding royalty interests, compared to $4,122 in the same quarter a year earlier. This increase in revenue in the current quarter was due to increased prices for oil and natural gas.

     Total operating costs and expenses for the quarter ended June 30, 2000 were $8,183,938, up $5,144,416, from operating costs and expenses of $3,039,522 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $4,987,459 in the quarter ended June 30, 2000. Average drilling costs per day in the current quarter were $13,115 compared to $10,587 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $512,466 in the quarter ended June 30, 2000 from $354,509 in the quarter ended June 30, 1999. This increase was the result of the Company's capital expenditures in the current quarter and in the latter part of fiscal 2000. General and administrative expenses decreased slightly to $195,021 in the current quarter from $197,096 in the same quarter a year earlier.

     Other income and expense decreased to $21,312 of net expenses in the current quarter from $47,966 of net expenses in the same quarter a year earlier, primarily due to increased interest income.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

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

Market Risk

     There have been no significant changes in the Company's market risk factors since March 31, 2000.

Subsequent Events

     On July 21, 2000, the Company signed a definitive stock purchase agreement to acquire 100% of the common stock of Pioneer Drilling Company, Inc., of Corpus Christi, Texas. The purchase includes three SCR drilling rigs, a lease on a fourth SCR rig and auxiliary drilling equipment. The common stock will be purchased for $12 million in a combination of cash and South Texas Drilling & Exploration common stock, and includes the assumption of approximately $1.5 million of debt. Pioneer has two Cabot 750-E Series rigs, rated to 10,000 feet, which are drilling for a major oil concern in a long term drilling program in Webb County, Texas. Pioneer also has two 16,000 foot SCR rigs, which are currently working in south Texas and have backlog commitments through the end of the current calendar year. The purchase is expected to close in August, 2000.

     In conjunction with the purchase of the common stock of Pioneer Drilling Company, the Company has secured committments from two banks for $12,000,000 to be used in the purchase of Pioneer and for general corporate purposes. One committment is for $9,000,000 with interest at the bank's prime rate plus one percent. Monthly principal payments, based on a seven year amortization, will be $107,143. The loan will mature in three years. The second committment is for $3,000,000 with interest at New York prime plus one percent. The loan will be payable interest only for the first three months then 83 monthly payments of $50,582 and one for the balance on or before maturity. The loan will mature in seven years and three months.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Sanchez v. Michael Petroleum Corporation, et. Al., 341st judicial District Court of Webb County, Texas, Third Amended Petition filed on or about June 23, 2000. Jesse Sanchez, an employee of the Company, was injured while working on a triple rig operated by Michael Petroleum Corporation, when a survey bar broke and injured his chest. Mr. Sanchez has sued the Company on the basis that the Company intentionally failed to furnish him with a safe workplace. Mr. Sanchez claims that his actual damages do not exceed $2 million and seeks punitive damages in excess of $1 million. Mr. Sanchez's wife and children have been added as additional plaintiffs, and seek recovery for loss of consortium, support and services. Along with the Company, Sanchez has sued the well operator, project engineer and manufacturer of the wireline unit in question on a negligence and strict liability basis. The Company believes that the suit against the Company has no merit, and is only brought in an attempt to circumvent the workers compensation insurance regime that

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

should supply Mr. Sanchez's only recourse in this matter. The Company believes that the allegation that the Company intentionally harmed Mr. Sanchez is untrue and is unsupported by the facts of the situation, and intends to vigorously defend against Mr. Sanchez's accusations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit No.          Description

              27               Financial Data Schedule

     (b)  Reports on Form 8-K.

       The Company filed a Current Report on Form 8-K dated May 11, 2000 reporting information regarding the private placement of common stock with WEDGE Energy Services, L.L.C.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SOUTH TEXAS DRILLING &
                                                    EXPLORATION, INC.



                                                  /s/ Michael E. Little
                                                  ------------------------------
                                                  Michael E. Little
                                                  Chairman of the Board

Dated:  August 10, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                               Title                               Date
     ---------                               -----                               ----


/s/ Michael E. Little                    Chairman of the Board and           August 10, 2000
----------------------                   Chief Executive Officer
Michael E. Little



/s/ Wm. Stacy Locke                      President and Chief                 August 10, 2000
----------------------                   Operating Officer and
Wm. Stacy Locke                          Director



/s/ William D. Hibbetts                  Director                            August 10, 2000
-----------------------
William D. Hibbetts



/s/ Chris F. Parma                       Vice President and                  August 10, 2000
----------------------                   Chief Financial Officer
Chris F. Parma


                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

27                  Financial Data Schedule