Form 10-Q
period 2000-09-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 2000-11-20
CIK 320575

                                         The following items were the subject of
                                         a Form 12b-25 and are included herein:
                                           Part I, Item 1
                                           Part I, Item 2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from   N/A   to
                                           -------    --------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)


                TEXAS                                       74-2088619
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

                                                                   Yes    No
                                                                      ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.




           Class                                Outstanding at November 14, 2000
           -----                                --------------------------------
Common Stock, $.10 par value                               12,106,921

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                    September 30,      March 31,
                                                                               2000            2000
                                                                          -------------    ------------
Current Assets:
  Cash and cash equivalents                                               $   4,461,682       1,922,457
  Securities available for sale                                               1,146,418       1,003,116
  Receivables                                                                 3,790,689       1,176,065
  Contract drilling in progress                                               5,115,906         774,553
  Prepaid expenses                                                              271,869         489,952
                                                                          -------------    ------------
      Total current assets                                                   14,786,564       5,366,143
                                                                          -------------    ------------

Property and equipment                                                       42,154,060      19,600,441
Accumulated depreciation, depletion and amortization                        (10,651,236)     (9,296,357)
                                                                          -------------    ------------
Net property and equipment                                                   31,502,824      10,304,084
                                                                          -------------    ------------
      Total assets                                                           46,289,388      15,670,227
                                                                          =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments, long-term debt                                        1,631,620       3,713,493
  Accounts payable                                                            9,936,360       3,964,934
  Federal income tax payable                                                    459,964              --
  Current deferred income tax                                                   181,000              --
  Accrued expenses                                                            1,701,832         941,241
                                                                          -------------    ------------
      Total current liabilities                                              13,910,776       8,619,668

Long-term debt                                                               10,525,234         267,067
Deferred income taxes                                                         5,446,816              --
                                                                          -------------    ------------

Total liabilities                                                            29,882,826       8,886,735
                                                                          -------------    ------------

Shareholders' equity:
  Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value.  Authorized 400,000 shares; issued
   and outstanding 400,000 shares                                               800,000         800,000
  Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value.  Authorized 184,615 shares; issued
   and outstanding 184,615 shares                                             2,999,994       2,999,994
  Common stock, $.10 par value. Authorized 30,000,000 shares; issued
   11,306,921 at September 30 and 7,274,684 shares at March 31, 2000          1,130,692         727,468
  Additional paid-in capital                                                 26,101,390      17,723,569
  Accumulated deficit                                                       (14,916,295)    (15,796,017)
  Accumulated other comprehensive income-
   unrealized gain on securities available for sale, net of tax                 290,781         328,478
                                                                          -------------    ------------
  Total shareholders' equity                                                 16,406,562       6,783,492
                                                                          -------------    ------------
  Total liabilities and shareholders' equity                              $  46,289,388      15,670,227
                                                                          =============    ============



See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended              Six Months Ended
                                                             September 30,                  September 30,
                                                    ----------------------------    ----------------------------

                                                        2000            1999            2000            1999
                                                    ------------    ------------    ------------    ------------
Revenues:
         Contract drilling                          $ 12,178,551       3,294,535      20,983,544       6,394,575
         Management fees and other                        36,311           9,508          99,568          21,807
                                                    ------------    ------------    ------------    ------------
         Total operating revenues                     12,214,862       3,304,043      21,083,112       6,416,382
                                                    ------------    ------------    ------------    ------------

Costs and expenses:
         Contract drilling                            10,634,411       2,797,160      18,110,862       5,285,077
         Depreciation, depletion and amortization        842,412         374,046       1,354,878         728,555
         General and administrative                      246,634         117,644         441,655         314,740
                                                    ------------    ------------    ------------    ------------
         Total operating costs and expenses           11,723,457       3,288,850      19,907,395       6,328,372
                                                    ------------    ------------    ------------    ------------

Earnings from operations                                 491,405          15,193       1,175,717          88,010
                                                    ------------    ------------    ------------    ------------

Other income (expense):
         Interest expense                               (197,191)        (67,115)       (305,587)       (133,211)
         Interest income                                 101,913          20,935         188,997          37,665
         Gain on sale of assets                               --              --              --           1,400
                                                    ------------    ------------    ------------    ------------
         Total other income (expense)                    (95,278)        (46,180)       (116,590)        (94,146)
                                                    ------------    ------------    ------------    ------------

Earnings (loss) before income taxes                      396,127         (30,987)      1,059,127          (6,136)
Income taxes                                              12,995           3,159          27,405           6,382
                                                    ------------    ------------    ------------    ------------
Net earnings (loss)                                      383,132         (34,146)      1,031,722         (12,518)
Preferred stock dividend requirements                     76,000          76,000         152,000         152,000
                                                    ------------    ------------    ------------    ------------
Net earnings (loss) applicable to common
         stockholders                               $    307,132        (110,146)        879,722        (164,518)
                                                    ============    ============    ============    ============

Earnings (loss) per common share-basic              $       0.03           (0.02)           0.09           (0.03)
                                                    ============    ============    ============    ============

Earning (loss) per common share-diluted             $       0.03           (0.02)           0.08           (0.03)
                                                    ============    ============    ============    ============

Weighted average number of shares
         outstanding-basic                            11,111,591       6,100,784      10,228,683       6,100,784
                                                    ============    ============    ============    ============

Weighted average number of shares
         outstanding-diluted                          14,147,856       6,100,784      13,176,127       6,100,784
                                                    ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                 Six Months Ended
                                                                                  September 30,
                                                                            ----------------------------
                                                                               2000            1999
                                                                            ------------    ------------
Cash flows from operating activities:
   Net earnings (loss)                                                      $  1,031,722    $    (12,518)
   Adjustments to reconcile net earnings to net cash provided (used)
     by operating activities:
     Depreciation, depletion, amortization                                     1,354,878         728,555
     Gain on sale of assets                                                           --          (1,400)
     Changes in current assets and liabilities:
       Accounts and notes receivable                                          (2,614,624)        924,017
       Contract drilling in progress                                          (4,341,353)       (669,483)
       Prepaid expenses                                                          218,083         (47,124)
       Accounts payable                                                        5,971,426         824,747
       Federal income tax payable                                                459,964              --
       Accrued expenses                                                          608,591        (101,579)
                                                                            ------------    ------------
Net cash provided by operations                                                2,688,687       1,645,215
                                                                            ------------    ------------

Cash flows from financing activities:
   Payments of debt                                                           (5,479,256)       (243,313)
   Proceeds of debt                                                           12,106,221       1,776,645
   Proceeds from sale of common stock                                          8,000,000              --
   Payment of dividends on preferred stock                                      (145,183)             --
   Proceeds from exercise of options                                              12,500              --
                                                                            ------------    ------------
Net cash provided by financing activities                                     14,494,282       1,533,332
                                                                            ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment:
      Pioneer acquisition                                                    (10,713,456)             --
      Other                                                                   (3,930,288)     (3,466,428)
   Proceeds from sale of equipment                                                    --           1,398
                                                                            ------------    ------------
Net cash used in investing activities                                        (14,643,744)     (3,465,030)
                                                                            ------------    ------------

Net increase (decrease) in cash                                                2,539,225        (286,483)

Beginning cash and cash equivalents                                            1,922,457       1,411,493
                                                                            ------------    ------------

Ending cash and cash equivalents                                            $  4,461,682    $  1,125,010
                                                                            ============    ============

Supplementary Disclosure:
   Common stock issued on purchase of Pioneer Drilling Co.                  $    768,544              --
   Debt assumed on purchase of Pioneer Drilling Co.                            1,549,329              --
   Liabilities assumed and deferred tax recorded in the
      acquisition of Pioneer Drilling Co.                                      7,909,875              --
   Interest paid                                                                 245,059         133,470
   Dividend accrual                                                              152,000         152,000


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

4. At April 1, 2000, the Company had investment tax credit carryforwards of approximately $2,000 (expiring 2001) and a net operating loss carryforward of approximately $12,324,000 (expiring December 31, 2000 through 2015) which are available to reduce future taxable income and taxes. Previously, a valuation allowance had been established to decrease total gross deferred tax assets (primarily investment credit tax carryforwards and net operating loss carryforwards) to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets.

                  In connection with the acquisition of Pioneer Drilling Co., deferred income taxes and the related valuation allowance were reduced in part by the recognition of the tax benefit of $1,254,302 of South Texas Drilling & Exploration's net operating loss carryforwards.

                  The Company issued common stock in fiscal years 1999 and 2000 and during the first six months of fiscal 2001. The issuance of this stock has not resulted in a substantial change of ownership as defined in Internal Revenue Code section 382. In accordance with section 382, a substantial change in ownership may have caused a limitation on the use of the Company's net operating loss and investment credit carryovers. Since there has not been a substantial ownership change resulting in a limitation of the use of the carryovers, the Company has not provided for federal income tax liability, except for taxes attributable to the Pioneer acquisition, in the current quarter as management believes the net operating loss and investment credit carryovers will be sufficient to cover any projected tax liability.

5. On August 21, 2000, the Company completed its acquisition of all outstanding stock of Pioneer Drilling Co., a Corpus Christi, Texas based land drilling contractor. Pioneer Drilling Co.'s assets include four land drilling rigs and associated machinery and equipment, three of which are owned and one of which is leased from International Drilling Services, Inc. The consideration for the acquisition consisted of a cash payment of $10,731,456 and issuance of 341,575 restricted shares of the Company's common stock. The acquisition of Pioneer Drilling Co. has been accounted for as a purchase by the Company and these statements reflect the results of operations of Pioneer Drilling Co. since the date of acquisition. The purchase price plus assumed net liabilities and a deferred tax liability of $5,446,816 have been allocated to the assets and liabilities based on their relative fair values. The source of the funds for the acquisition includes proceeds from the Company's borrowings under its (1) $9,000,000 credit facility with The Frost National Bank, N.A., and (2) $3,000,000 credit facility with The American Bank. The Frost Bank debt is payable in monthly principal payments of $107,143, based on a seven year amortization, plus interest at prime (9.5% at September 30, 2000) plus one percent. The debt is due on August 11, 2003. The American Bank debt is payable in 87 monthly installments, the first three installments being for interest only, interest being charged at prime (9.5% at September 30, 2000) plus one percent; the fourth through 86th installments being in the amount of $50,585 each, including interest and the 87th and final installment, due on November 15, 2007, being in the amount of the remaining principal balance plus accrued interest.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                  The following pro forma information for the six months ended September 30, 2000 and 1999 gives effect to the above acquisition as though it were effective at the beginning of each period. The information reflects historical data from both Pioneer Drilling Co. and the Company for the six months ended September 30, 1999. For the six months ended September 30, 2000, the historical information of Pioneer Drilling through August 21, 2000 was combined with the historical information of the Company through September 30, 2000. The pro forma information may not be indicative of the results that would have occurred had the acquisition been in effect on April 1, 1999, or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

                                                                             Pro Forma (Unaudited)
                                                                         Six Months Ended September 30,
                                                                       -----------------------------------
                                                                           2000                   1999
                                                                           ----                   ----
        Total Revenues                                                 $ 28,088,136            16,666,278
        Net earnings (loss)                                                (168,183)           (1,146,976)
        Net earnings (loss) applicable to common stockholders              (320,183)           (1,298,976)
        Earnings (loss) per common share-basic                                (0.03)                (0.20)
        Earnings (loss) per common share-diluted                              (0.03)                (0.20)

6. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by Financial Accounting Standards No. 128:

                                                                     Three Months Ended
                                                                     September 30, 2000
                                                                     ------------------

                                                                           Weighted
                                                                            Average
                                                             Income         Shares          Per-Share
                                                          (Numerator)    (Denominator)        Amount
                                                          -----------    -------------      ---------
Net earnings                                              $   383,132
Less: preferred stock dividends                               (76,000)
                                                          -----------
Income available to common
         stockholders - basic                                 307,132       11,111,591        $0.03
                                                                                              =====
Effect of dilutive securities
Options                                                                      1,313,190
Preferred stock                                                76,000        1,723,075
                                                          -----------    -------------
Income available to common stockholders
         and assumed conversions - diluted                $   383,132       14,147,856        $0.03
                                                          ===========    =============        =====


                                                                     Three Months Ended
                                                                     September 30, 1999
                                                                     ------------------

                                                                           Weighted
                                                                            Average
                                                             Income         Shares          Per-Share
                                                          (Numerator)    (Denominator)        Amount
                                                          -----------    -------------      ---------
Net loss                                                  $   (34,146)
Less: preferred stock dividends                               (76,000)
                                                          -----------
Net (loss) applicable to common
            stockholders - basic and diluted              $  (110,146)       6,100,784         $ (0.02)
                                                          ===========      ===========         =======

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

                                                                      Six Months Ended
                                                                     September 30, 2000
                                                                     ------------------

                                                                           Weighted
                                                                            Average
                                                             Income         Shares          Per-Share
                                                          (Numerator)    (Denominator)        Amount
                                                          -----------    -------------      ---------
Net earnings                                              $ 1,031,722
Less: preferred stock dividends                              (152,000)
                                                          -----------
Income available to common
         stockholders - basic                                 879,722       10,228,683         $0.09
                                                                                            ========
Effect of dilutive securities
Options                                                                      1,224,369
Preferred stock                                               152,000        1,723,075
                                                          -----------    -------------
Income available to common stockholders
         and assumed conversions - diluted                $ 1,031,722       13,176,127         $0.08
                                                          ===========    =============      ========


                                                                      Six Months Ended
                                                                     September 30, 1999
                                                                     ------------------

                                                                           Weighted
                                                                            Average
                                                             Income         Shares          Per-Share
                                                          (Numerator)    (Denominator)        Amount
                                                          -----------    -------------      ---------
Net loss                                                  $   (12,518)
Less: Preferred stock dividends                              (152,000)
                                                          -----------
Net (loss) available to common stockholders -
            basic and diluted                             $  (164,518)       6,100,784       $(0.03)
                                                          ===========    =============       ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        Cash and cash equivalents at September 30, 2000 were $4,461,682 compared to $1,922,457 at March 31, 2000. The current ratio at September 30, 2000 was
1.06 compared to .62 at March 31, 2000. Working capital increased to $875,788 at September 30, 2000 from $(3,253,525) at March 31, 2000. The primary reasons for the increase in the current ratio and in working capital were the retirement of debt due in November, 2000, all classified as current installments of long term debt at March 31, 2000, the acquisition of debt for the Pioneer transaction, most of the debt being classified as long term, and the receipt of $8,000,000 from the sale of the Company's common stock. Accounts receivable increased to $3,790,689 at September 30, 2000 from $1,176,065 at March 31, 2000. Contract drilling in progress increased to $5,115,906 at September 30, 2000 from $774,553 at March 31, 2000. The substantial increases in accounts receivable and contract drilling in progress at September 30, 2000 compared to March 31, 2000, were due to more and larger drilling contracts in process at September 30, 2000 than at March 31, 2000.

        In August, 2000, the Company acquired all of the issued and outstanding stock of Pioneer Drilling Co., a Texas corporation, pursuant to a Stock Purchase Agreement dated July 21, 2000, as amended. Pioneer Drilling Co. is engaged in the onshore contract drilling business, and its assets include four land drilling rigs and associated machinery and equipment, three of which are owned and one of which is leased on a month-to-month basis. The consideration for the

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


acquisition consisted of a cash payment of $10,713,456 and issuance of 341,575 restricted shares of the Company's common stock.

        Since March 31, 2000, property and equipment costs increased $22,553,619. Of this amount, $18,623,331 was attributable to the Pioneer Drilling Co. acquisition, $3,777,839 was spent on drilling equipment, $135,185 on transportation equipment and $17,264 on office furniture and fixtures. Of the funds spent on drilling equipment, $1,650,000 was spent on two rigs under construction.

        Debt obligations in the form of notes payable increased by a net of $8,176,294 from March 31, 2000 to September 30, 2000. This increase was principally the result of retiring $3,627,381 of debt to the Company's previous lender and the $12,000,000 in new debt used for the Pioneer Drilling Co. acquisition. The source of the funds for the acquisition includes proceeds from the Company's borrowings under its (1) $9,000,000 credit facility with The Frost National Bank, N.A., and (2) $3,000,000 credit facility with The American Bank. The Frost Bank debt is payable in monthly principal payments of $107,143, based on a seven year amortization, plus interest at prime (9.5% at September 30, 2000) plus one percent. The debt is due on August 11, 2003. The American Bank debt is payable in 87 monthly installments, the first three installments being for interest only, interest being charged at prime (9.5% at September 30, 2000) plus one percent; the fourth through 86th installments being in the amount of $50,585 each, including interest and the 87th and final installment, due on November 15, 2007, being in the amount of the remaining principal balance plus accrued interest. Both loans contain certain covenants pertaining to leverage ratio, cash flow coverage ratio and capitalization ratio. Compliance with the ratios is determined on an annual basis except for Frost Bank's capitalization ratio which is determined on a quarterly basis.

        Accounts payable at September 30, 2000 were $9,936,360, an increase of $5,971,426 from $3,964,934 at March 31, 2000. The primary reasons for this increase were the higher costs associated with turnkey contracts, increased rig utilization in the period since March 31, 2000, and the utilization of twelve rigs in the period ended September 30, 2000 compared with eight rigs in the period ended March 31, 2000. Accrued expenses increased to $1,701,832 at September 30, 2000 from $941,241 at March 31, 2000. This increase is primarily the result of increased payroll and interest costs associated with the inclusion of Pioneer Drilling Co.'s operations. At September 30, 2000, the Company is reporting an accrued current federal income tax liability of $459,964, all attributable to Pioneer Drilling Co.'s operations.

Results of Operations

        Contract drilling revenue for the quarter ended September 30, 2000 was $12,178,551 compared to $3,294,535 in the same quarter a year earlier. This increase in drilling revenue was the result of increased utilization, increased dayrates and the inclusion of Pioneer Drilling Co.'s activity for the period from August 21, 2000 through September 30, 2000. In the current quarter, the Company had 864 drilling days compared to 364 drilling days in the same quarter in fiscal 2000. The rig utilization rate for the current quarter was 96% compared to 74% in the same quarter a year earlier. The increase in the number of drilling days occurred due to increased drilling activity and the inclusion of Pioneer Drilling Co.'s rigs for the latter part of the quarter. The increased utilization rate was the result of increased drilling activity. The average revenue per drilling day increased to $14,096 from $9,051 in the corresponding quarter of fiscal 2000. This increase was primarily due to increased day rates and more turnkey contracts.

        Total operating costs and expenses for the quarter ended September 30, 2000 were $11,723,457, up $8,434,607 from operating costs and expenses of $3,288,850 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $7,837,251 in the quarter ended September 30, 2000. Average drilling costs per day in the current quarter were $12,308 compared to $7,684 in the same quarter a year earlier. The average daily drilling margin increased to $1,788 in the current quarter from $1,367 in the same quarter a year earlier. Depreciation, depletion and amortization costs increased to $842,412 in the quarter ended September 30, 2000 from $374,046 in the quarter ended September 30, 1999. This increase was the result of the Company's capital expenditures during the last year and the depreciation on Pioneer Drilling Co.'s assets. General and administrative expenses increased to $246,634 in the current quarter from $117,644 in the same quarter a year earlier. The primary reasons for this increase were increased payroll costs and costs associated with the Company's annual meeting held in August, 2000.

        Other income and expense increased to $95,278 of net expenses in the current quarter from $46,180 of net expenses in the same quarter a year earlier primarily due to interest expense.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

        Contract drilling revenue for the six months ended September 30, 2000 was $20,983,544 compared to $6,394,575 in the same period in fiscal 2000. This increase in drilling revenue was the result of higher demand for drilling rigs in the six-month period ended September 30, 2000 and higher day rates. In the six months ended September 30, 2000, the Company had 1,470 drilling days compared to 617 drilling days in the same period in fiscal 2000. The rig utilization rate for the six months ended September 30, 2000, was 90% compared to 42% in the same period in fiscal 2000. Average revenues per drilling day were $14,275 compared to $10,364 in the same period in fiscal 2000.

        Total operating costs and expenses for the six months ended September 30, 2000 were $19,907,395, up $13,579,023, from operating costs and expenses of $6,328,372 in the same period a year earlier. Drilling costs increased $12,825,785 in the current year when compared to the same period in fiscal 2000. Average drilling costs per day in the current year were $12,320 compared to $8,566 in the same period a year earlier. Depreciation, depletion and amortization costs increased to $1,354,878 in the six months ended September 30, 2000 from $728,555 in the same period in fiscal 2000. General and administrative expenses increased to $441,655 in the six months ended September 30, 2000 from $314,740 in the same period in fiscal 2000.

        Other income and expense increased to $116,590 of net expenses in the six months ended September 30, 2000 from $94,146 of net expenses in the same period a year earlier.

Subsequent Event

        In October, 2000, the holder of the Series A Preferred stock converted its 400,000 shares of preferred stock into 800,000 shares of the Company's common stock in accordance with the terms of the issuance of the preferred stock.

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

Market Risk

        There have been no significant changes in the Company's market risk factors since March 31, 2000, except for the additional debt incurred for the purchase of Pioneer Drilling Co.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On August 30, 2000 the annual meeting of the shareholders of the Company was held. At that meeting, Michael E. Little, William D. Hibbetts, Richard Phillips, Wm. Stacy Locke and William H. White were elected to the board of directors of the Company. The Company has no other directors except for those mentioned above. The following matters were submitted to the shareholders of the Company for their approval:

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

         1. Election of Directors:

            Michael E. Little. 10,020,166 votes were cast for and 30,425 votes were withheld, 3,400 votes were abstentious and -0- votes were broker non-votes.

            William D. Hibbetts. 10,020,166 votes were cast for and 30,425 votes were withheld, 3,400 votes were abstentious and -0- votes were broker non-votes.

            Richard Phillips. 10,020,166 votes were cast for and 30,425 votes were withheld, 3,400 votes were abstentious and -0- votes were broker non-votes.

            Wm. Stacy Locke. 10,020,166 votes were cast for and 30,425 votes were withheld, 3,400 votes were abstentious and -0- votes were broker non-votes.

            William H. White. 10,020,166 votes were cast for and 30,425 votes were withheld, 3,400 votes were abstentious and -0- votes were broker non-votes.

         2. Increase the number of authorized shares.

            The shareholders voted to increase the number of authorized shares of its $0.10 par value common stock from 15 million to 30 million. 10,001,805 votes were case for the matter and 43,310 were cast against the matter. 5,475 votes were withheld, -0- votes were abstentions and -0- votes were broker non-votes.

         3. Adoption of the 1999 Stock Plan.

            The shareholders voted to approve the adoption of the 1999 Stock Plan by the Board of Directors on December 13, 1999. 7,829,845 votes were cast for the matter and 72,425 were cast against the matter. 5,475 votes were withheld, -0- votes were abstentions and -0- votes were broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

            No.   Document
            3.1   Articles of Amendment to Articles of Incorporation of South
                  Texas Drilling & Exploration, Inc.

            The following Exhibits files with the Company's report on Form 8-K described in (b) below are hereby incorporated by reference:

            No. Document

            10.1 Stock Purchase Agreement by and among South Texas Drilling & Exploration, Inc., and the shareholders of Pioneer Drilling Co., Inc. dated July 21, 2000.

            10.2 Loan Agreement between South Texas Drilling & Exploration, Inc. and The Frost National Bank.

            10.3 Promissory Note between South Texas Drilling & Exploration, Inc. and The Frost National Bank.

            10.4 Loan Agreement between South Texas Drilling & Exploration, Inc. and American Bank, N.A.

           SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES


            10.5 Promissory Note between South Texas Drilling & Exploration, Inc. and American Bank, N.A.

            27    Financial Data Schedule

         (b) Reports on Form 8-K.


            On September 1, 2000 the Company filed a Current Report on Form 8-K reporting the acquisition by the Company of all of the issued and outstanding stock of Pioneer Drilling Company, a Texas corporation. On October 31, 2000, the Company filed a From 8-K/A amending the 8-K filed on September 1, 2000, by adding the Financial Statements required by Item 7 of Form 10-K within the 60 day period allowed by
            Item 7.

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

Dated:  November 17, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                      Title                            Date
   ---------                      -----                            ----
/s/ Michael E. Little             Chairman of the Board and        November 17, 2000
-----------------------------     Chief Executive Officer
Michael E. Little


/s/ Wm. Stacy Locke               President and Chief              November 17, 2000
-----------------------------     Financial Officer and
Wm. Stacy Locke                   Director

/s/ William D. Hibbetts           Director                         November 17, 2000
-----------------------------
William D. Hibbetts


/s/ Chris F. Parma                Vice President and               November 17, 2000
-----------------------------     Chief Accounting Officer
Chris F. Parma

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
   27         Financial Data Schedule