Form 10-Q
period 2000-12-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 2001-02-14
CIK 320575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from       N/A     to
                                ------------    ---------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                              74-2088619
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                Outstanding at February 12, 2001
           -----                                --------------------------------
Common Stock, $.10 par value                              12,111,921

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,      March 31,
                                                                                       2000              2000
                                                                                   ------------      ------------
  ASSETS
Current assets:
  Cash and cash equivalents                                                        $  3,928,577         1,922,457
  Securities available for sale                                                       1,202,674         1,003,116
  Receivables                                                                         3,020,974         1,176,065
  Contract drilling in progress                                                       2,825,091           774,553
  Prepaid expenses                                                                      389,215           489,952
                                                                                   ------------      ------------
      Total current assets                                                           11,366,531         5,366,143
                                                                                   ------------      ------------
Property and equipment                                                               43,667,047        19,600,441
Accumulated depreciation, depletion and amortization                                 11,766,259         9,296,357
                                                                                   ------------      ------------
  Net property and equipment                                                         31,900,788        10,304,084
                                                                                   ------------      ------------
Total assets                                                                       $ 43,267,319        15,670,227
                                                                                   ============      ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments, long-term debt                                             $  1,686,772         3,713,493
  Accounts payable                                                                    8,261,568         3,964,934
  Federal income tax payable                                                            322,663                --
  Current deferred income tax                                                           184,815                --
  Accrued preferred stock dividend                                                      706,581           652,565
  Accrued expenses                                                                    1,372,707           288,676
                                                                                   ------------      ------------
      Total current liabilities                                                      12,535,106         8,619,668
Long-term debt, less current installments                                            10,162,836           267,067
Deferred income taxes                                                                 3,912,207                --
                                                                                   ------------      ------------
Total liabilities                                                                    26,610,149         8,886,735
                                                                                   ------------      ------------
Shareholders' equity:
  Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value. Authorized 400,000 shares; issued and outstanding
      400,000 shares at March 31, 2000 and no shares at
      December 31, 2000                                                                      --           800,000
  Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value. Authorized 184,615 shares; issued
      and outstanding 184,615 shares                                                  2,999,994         2,999,994
  Common stock, $.10 par value. Authorized 30,000,000 shares; issued
      12,111,921 at December 31, 2000 and 7,274,684 at March 31, 2000                 1,211,192           727,468
  Additional paid-in capital                                                         26,823,240        17,723,569
  Accumulated deficit                                                               (14,720,477)      (15,796,017)
  Accumulated other comprehensive income-
      Unrealized gain on securities available for sale, net of tax                      343,221           328,478
                                                                                   ------------      ------------
      Total shareholders' equity                                                     16,657,170         6,783,492
                                                                                   ------------      ------------
Total liabilities and shareholders' equity                                         $ 43,267,319        15,670,227
                                                                                   ============      ============

See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended                 Nine Months Ended
                                                          December 31,                       December 31,
                                                 ------------------------------      ------------------------------
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------
Revenues:
    Contract drilling                            $ 14,571,000         7,147,079        35,554,544        13,541,654
    Other income                                      111,405            47,191           210,973            68,998
                                                 ------------      ------------      ------------      ------------
    Total operating revenues                       14,682,405         7,194,270        35,765,517        13,610,652
                                                 ------------      ------------      ------------      ------------

Costs and expenses:
    Contract drilling                              12,575,567         6,357,808        30,686,429        11,642,885
    Depreciation, depletion and amortization        1,114,563           470,377         2,469,902         1,198,932
    General and administrative                        327,768           179,358           768,962           494,098
                                                 ------------      ------------      ------------      ------------
    Total operating costs and expenses             14,017,898         7,007,543        33,925,293        13,335,915
                                                 ------------      ------------      ------------      ------------

Earnings from operations                              664,507           186,727         1,840,224           274,737
                                                 ------------      ------------      ------------      ------------

Other income (expense):
    Interest expense                                 (326,419)         (109,952)         (632,006)         (243,163)
    Interest income                                    75,409            12,833           264,406            50,498
    Gain on sale of assets                                 --                --                --             1,400
                                                 ------------      ------------      ------------      ------------
    Total other income (expense)                     (251,010)          (97,119)         (367,600)         (191,265)
                                                 ------------      ------------      ------------      ------------

Earnings before income taxes                          413,497            89,608         1,472,624            83,472
Income taxes                                          155,050             3,654           182,455            10,036
                                                 ------------      ------------      ------------      ------------
Net earnings                                          258,447            85,954         1,290,169            73,436
Preferred stock dividend requirements                  62,630            76,000           214,630           228,000
                                                 ------------      ------------      ------------      ------------
Net earnings (loss) applicable to common
    stockholders                                 $    195,817             9,954         1,075,539          (154,564)
                                                 ============      ============      ============      ============

Earnings (loss) per common share-basic           $       0.02              0.00              0.10             (0.03)
                                                 ============      ============      ============      ============

Earnings (loss) per common share-diluted         $       0.02              0.00              0.09             (0.03)
                                                 ============      ============      ============      ============

Weighted average number of shares
    outstanding-basic                              11,985,943         6,104,002        10,816,566         6,101,860
                                                 ============      ============      ============      ============

Weighted average number of shares
    Outstanding-diluted                            14,326,469         6,104,002        13,555,706         6,101,860
                                                 ============      ============      ============      ============


See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                              ------------------------------
                                                                                  2000              1999
                                                                              ------------      ------------
Cash flows from operating activities:
    Net earnings                                                              $  1,290,169            73,436
    Adjustments to reconcile net earnings to net cash provided (used)
       by operating activities:
       Depreciation, depletion, amortization                                     2,469,902         1,198,932
       Stock issued as compensation to directors and employees                          --            15,054
       Change in deferred income taxes                                              56,500                --
       Gain on sale of assets                                                           --            (1,400)
       Changes in current assets and liabilities:
          Accounts and notes receivable                                         (1,844,909)          171,259
          Contract drilling in progress                                         (2,050,538)         (959,514)
          Prepaid expenses                                                         100,737          (340,814)
          Accounts payable                                                       4,296,634         3,635,317
          Federal income tax payable                                               322,663                --
          Prepaid drilling contracts                                                99,900           279,700
          Accrued expenses                                                       1,168,946             5,984
                                                                              ------------      ------------
Net cash provided by operations                                                  5,910,004         4,077,954
                                                                              ------------      ------------

Cash flows from financing activities:
    Payments of debt                                                            (5,910,505)         (418,589)
    Proceeds of debt                                                            12,106,221         1,776,645
    Proceeds from sale of common stock                                           8,000,000                --
    Payment of dividends on preferred stock                                       (160,614)               --
    Proceeds from exercise of options                                               14,850             1,875
                                                                              ------------      ------------
Net cash provided by financing activities                                       14,049,952         1,359,931
                                                                              ------------      ------------

Cash flows from investing activities:
    Purchase of property and equipment:
       Pioneer acquisition                                                     (10,731,456)               --
       Other                                                                    (7,222,380)       (3,584,966)
    Proceeds from sale of equipment                                                     --             1,398
                                                                              ------------      ------------
Net cash used in investing activities                                          (17,953,836)       (3,583,568)
                                                                              ------------      ------------
Net increase in cash                                                             2,006,120         1,854,317
Beginning cash and cash equivalents                                              1,922,457         1,411,493
                                                                              ------------      ------------
Ending cash and cash equivalents                                              $  3,928,577         3,265,810
                                                                              ============      ============


Supplementary Disclosure:
    Common stock issued on purchase of Pioneer Drilling Co.                        768,545                --
    Debt assumed on purchase of Pioneer Drilling Co.                             1,673,332                --
    Liabilities assumed and deferred tax recorded in the
       acquisition of Pioneer Drilling Co.                                       5,344,225                --
    Interest paid                                                                  573,633           206,468
    Dividend accrual                                                               214,630           227,999
    Preferred stock converted into 800,000 shares of common stock                  800,000                --


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

4. At April 1, 2000, the Company had investment tax credit carryforwards of approximately $2,000 (expiring 2001) and a net operating loss carryforward of approximately $12,324,000 (expiring December 31, 2000 through 2015) which are available to reduce future taxable income and taxes. Previously, a valuation allowance had been established to decrease total gross deferred tax assets (primarily investment credit tax carryforwards and net operating loss carryforwards) to the amount of the total gross deferred tax liabilities due to the uncertainties involved in the ultimate realization of the deferred tax assets. In connection with the acquisition of Pioneer Drilling Co., the basis of assets acquired and the related valuation allowance were reduced in part by the recognition of the tax benefit of $1,401,650 of South Texas Drilling & Exploration's net operating loss carryforwards.

         The Company issued common stock in fiscal years 1999 and 2000 and during the first nine months of fiscal 2001. The issuance of this stock has not resulted in a substantial change of ownership as defined in Internal Revenue Code section 382, which change would cause a limitation on the use of the Company's net operating loss and investment credit carryovers. Therefore, the Company's net operating losses and investment tax credit carryforwards are available to offset future taxable income, subject to expiration.

         To more effectively manage its drilling operations, the Company transferred its drilling assets into Pioneer Drilling Co., Ltd., a limited partnership, on December 31, 2000. Both the general and the limited corporate partners are wholly-owned subsidiaries of the Company. Drilling operations are now conducted under the name Pioneer Drilling Co., Ltd.; however, the parent company's name remains South Texas Drilling & Exploration, Inc. The Company's stock ticker symbol remains STXD.

5. In May, 2000, the Company received $8,000,000 for 3,678,161 shares of its common stock in a private placement. In October, 2000, the holder of the Series A Preferred stock converted its 400,000 shares of preferred stock into 800,000 shares of the Company's common stock in accordance with the terms of the issuance of the preferred stock.

6. On August 21, 2000, the Company completed its acquisition of all outstanding stock of Pioneer Drilling Co., a Corpus Christi, Texas based land drilling contractor. Pioneer Drilling Co.'s assets include four land drilling rigs and associated machinery and equipment, three of which are owned and one of which is leased. The consideration for the acquisition was $11,500,000 consisting of a cash payment of $10,731,456 and issuance of 341,575 restricted

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         shares of the Company's common stock which was valued at $2.25 per share on the closing date. The acquisition of Pioneer Drilling Co. has been accounted for as a purchase by the Company and these statements reflect the results of operations of Pioneer Drilling Co. since the date of acquisition. The purchase price plus assumed net liabilities and a deferred tax liability of $3,855,707 have been allocated to the assets and liabilities based on their relative fair values. Additional adjustments have been recorded in the quarter ended December 31, 2000 to reflect subsequent information affecting the purchase price allocation including expectation of future tax benefits and rates of the combined entities. The effect of such adjustments was to reduce the allocation of the purchase price of assets acquired and the corresponding amount of deferred taxes.

         Two lending institutions provided the funds for the acquisition including a $9,000,000 credit facility and a $3,000,000 credit facility. The $9,000,000 debt is payable in monthly principal payments of $107,143, based on a seven year amortization, plus interest at prime (9.5% at December 31, 2000) plus one percent. The debt is due on August 11, 2003. The $3,000,000 debt is payable in 87 monthly installments, the first three installments being for interest only, interest being charged at prime (9.5% at December 31, 2000) plus one percent; the fourth through 86th installments being in the amount of $50,585 each, including interest and the 87th and final installment, due on November 15, 2007, being in the amount of the remaining principal balance plus accrued interest.

         The following pro forma information for the nine months ended December 31, 2000 and 1999 gives effect to the above acquisition as though it were effective at the beginning of each period. The information reflects historical data from both Pioneer Drilling Co. and the Company for the nine months ended December 31, 1999. For the nine months ended December 31, 2000, the historical information of Pioneer Drilling Co. through August 21, 2000 was combined with the historical information of the Company through December 31, 2000. The pro forma information may not be indicative of the results that would have occurred had the acquisition been in effect on April 1, 1999, or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

                                                                             Pro Forma (Unaudited)
                                                                        Nine Months Ended December 31,
                                                                        ------------------------------
                                                                             2000            1999
                                                                         ------------    ------------
         Total Revenues                                                  $ 43,900,703      30,022,380
         Net earnings (loss)                                                  438,704        (974,715)
         Net earnings (loss) applicable to common stockholders                224,074      (1,202,715)
         Earnings (loss) per common share-basic                                  0.02           (0.19)
         Earnings (loss) per common share-diluted                                0.02           (0.19)

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by Financial Accounting Standards No. 128:

                                                               Three Months Ended
                                                               December 31, 2000
                                                               ------------------

                                                                     Weighted
                                                                     Average
                                                   Income             Shares         Per-Share
                                                 (Numerator)      (Denominator)        Amount
                                                 ------------      ------------     ------------
Net earnings                                     $    258,447
Less: preferred stock dividends                       (62,630)
                                                 ------------
Income available to common
        stockholders - basic                          195,817        11,985,943     $       0.02
                                                                                    ============
Effect of dilutive securities
Options                                                               1,295,713
Preferred stock                                        62,630         1,044,814
                                                 ------------      ------------
Income available to common stockholders
        and assumed conversions-diluted          $    258,447        14,326,469     $       0.02
                                                 ============      ============     ============

                                                                Three Months Ended
                                                                December 31, 1999
                                                                ------------------

                                                                      Weighted
                                                                      Average
                                                    Income             Shares         Per-Share
                                                  (Numerator)      (Denominator)        Amount
                                                  ------------      ------------     ------------
Net earnings                                      $     85,954
Less: Preferred stock dividends                        (76,000)
                                                  ------------
Income available to common
        stockholders - basic and diluted          $      9,954         6,104,002     $       0.00
                                                  ============      ============     ============

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Nine Months Ended
                                                                December 31, 2000
                                                                ------------------

                                                                      Weighted
                                                                      Average
                                                    Income             Shares         Per-Share
                                                  (Numerator)      (Denominator)        Amount
                                                  ------------      ------------     ------------
Net earnings                                      $  1,290,169
Less: Preferred stock dividends                       (214,630)
                                                  ------------
Income available to common
        stockholders - basic                         1,075,539        10,816,566     $       0.10
                                                                                     ============
Effect of dilutive securities
Options                                                                1,242,974
Preferred stock                                        214,630         1,496,166
                                                  ------------      ------------
Income available to common stockholders
        and assumed conversions-diluted              1,290,169        13,555,706     $       0.09
                                                  ============      ============     ============

                                                                Nine Months Ended
                                                                December 31, 1999
                                                                ------------------

                                                                      Weighted
                                                                      Average
                                                    Income             Shares         Per-Share
                                                  (Numerator)      (Denominator)        Amount
                                                  ------------      ------------     ------------
Net earnings                                      $     73,436
Less: Preferred stock dividends                       (228,000)
                                                  ------------
Net loss applicable to common stockholders -
            basic and diluted                     $   (154,564)        6,101,860     $      (0.03)
                                                  ============      ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        Cash and cash equivalents at December 31, 2000 were $3,928,577 compared to $1,922,457 at March 31, 2000. The current ratio at December 31, 2000 was .91 compared to .62 at March 31, 2000. Working capital increased to $(1,168,575) at December 31, 2000 from $(3,253,525) at March 31, 2000. The primary reasons for the improvement in the current ratio and in working capital were the refinancing of debt due in November, 2000, which was classified as current installments of long term debt at March 31, 2000, into long term debt and the receipt of $8,000,000 from the sale of the Company's common stock. Accounts receivable increased to $3,020,974 at December 31, 2000 from $1,176,065 at March 31, 2000.
Contract drilling in progress increased to $2,825,091 at December 31, 2000 from $774,553 at March 31, 2000. The substantial increases in accounts receivable and contract drilling in progress at December 31, 2000 compared to March 31, 2000, were due to an increase in the number and the size of drilling contracts completed or in process at December 31, 2000 compared to those completed or in process at March 31, 2000.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        On August 21, 2000, the Company completed its acquisition of all outstanding stock of Pioneer Drilling Co., a Corpus Christi, Texas based land drilling contractor. Pioneer Drilling Co.'s assets include four land drilling rigs and associated machinery and equipment, three of which are owned and one of which is leased. The consideration for the acquisition was $11,500,000 consisting of a cash payment of $10,731,456 and issuance of 341,575 restricted shares of the Company's common stock which was valued at $2.25 per share on the closing date. The acquisition of Pioneer Drilling Co. has been accounted for as a purchase by the Company and these statements reflect the results of operations of Pioneer Drilling Co. since the date of acquisition. The purchase price plus assumed net liabilities and a deferred tax liability of $3,855,707 have been allocated to the assets and liabilities based on their relative fair values.

        Since March 31, 2000, property and equipment costs increased $24,066,606. Of this amount, $16,844,226 was attributable to the Pioneer Drilling Co. acquisition, $6,856,289 were expenditures for drilling equipment, $172,057 for transportation equipment, $151,407 for improvements to real estate and $42,627 for office furniture and fixtures. Of the funds spent on drilling equipment, $2,200,000 were installment payments on two new rigs under construction.

        Debt obligations in the form of notes payable increased by a net of $7,869,048 from March 31, 2000 to December 31, 2000. This increase was principally the result of retiring $3,627,381 of debt to the Company's previous lender and the $12,000,000 in new debt used for the Pioneer Drilling Co. acquisition. Two lending institutions provided the funds for the acquisition including a $9,000,000 credit facility and a $3,000,000 credit facility. The $9,000,000 debt is payable in monthly principal payments of $107,143, based on a seven year amortization, plus interest at prime (9.5% at December 31, 2000) plus one percent. The debt is due on August 11, 2003. The $3,000,000 debt is payable in 87 monthly installments, the first three installments being for interest only, interest being charged at prime (9.5% at December 31, 2000) plus one percent; the fourth through 86th installments being in the amount of $50,585 each, including interest and the 87th and final installment, due on November 15, 2007, being in the amount of the remaining principal balance plus accrued interest. Both loans contain certain covenants pertaining to leverage ratio, cash flow coverage ratio and capitalization ratio. Compliance with the ratios is determined on an annual basis except for the capitalization ratio which is determined on a quarterly basis.

        Accounts payable at December 31, 2000 were $8,261,568, an increase of $4,296,634 from $3,964,934 at March 31, 2000. The primary reasons for this increase were the higher costs associated with turnkey contracts, increased rig utilization, the utilization of twelve rigs in the period ended December 31, 2000 compared with eight rigs in the period ended March 31, 2000, and capital expenditures made to upgrade and improve the drilling fleet. Accrued expenses increased to $1,372,707 at December 31, 2000 from $288,676 at March 31, 2000.
This increase is primarily the result of increased payroll and interest costs associated with the inclusion of Pioneer Drilling Co.'s operations. At December 31, 2000, the Company is reporting an accrued federal income tax liability, current and current deferred, of $507,478, of which $299,113 is attributable to Pioneer Drilling Co.'s operations prior to acquisition.

        In October, 2000, the holder of the Series A Preferred stock converted its 400,000 shares of preferred stock into 800,000 shares of the Company's common stock in accordance with the terms of the issuance of the preferred stock.

Results of Operations

        Contract drilling revenue for the quarter ended December 31, 2000 was $14,571,000 compared to $7,147,079 in the same quarter a year earlier. This increase in drilling revenue was the result of increased utilization, increased dayrates, and the inclusion of Pioneer Drilling Co.'s operations. In the current quarter, the Company had 991 revenue days compared to 598 days in the same quarter in fiscal 2000. The rig utilization rate for the current quarter was 90% compared to 83% in the same quarter a year earlier. The increase in the number of days occurred due to increased drilling activity and the inclusion of Pioneer Drilling Co.'s rigs. The increased utilization rate was the result of increased demand for drilling rigs. The average revenue per day increased to $14,703 from $11,952 in the corresponding quarter of fiscal 2000. This increase was primarily due to increased dayrates and higher cost turnkey contracts.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Total operating costs and expenses for the quarter ended December 31, 2000 were $14,017,898, up $7,010,355, from operating costs and expenses of $7,007,543 in the same quarter a year earlier. When compared with the same quarter a year earlier, contract drilling costs increased $6,217,759 in the quarter ended December 31, 2000. Average drilling costs per day in the current quarter were $12,690 compared to $10,632 in the same quarter a year earlier. The average daily drilling margin increased to $2,013 in the current quarter from $1,320 in the same quarter a year earlier. The results for the current quarter were adversely affected by two turnkey contracts which, due to drilling problems, incurred additional costs of approximately $700,000 ($706 per day). Depreciation, depletion and amortization costs increased to $1,114,563 in the quarter ended December 31, 2000 from $470,377 in the quarter ended December 31, 1999. This increase was the result of the Company's capital expenditures during the last year and the depreciation on Pioneer Drilling Co.'s assets. General and administrative expenses increased to $327,768 in the current quarter from $179,358 in the same quarter a year earlier. The primary reasons for this increase were increased payroll costs and costs associated with the organizational changes discussed in footnote 4 above.

        Other income and expense increased to $251,010 of net expenses in the current quarter from $97,119 of net expenses in the same quarter a year earlier primarily due to interest expense.

        Contract drilling revenue for the nine months ended December 31, 2000 was $35,554,544 compared to $13,541,654 in the same period in fiscal 2000. This increase in drilling revenue was the result of increased demand for drilling rigs, higher dayrates and higher cost turnkey contracts. In the nine months ended December 31, 2000, the Company had 2,461 days compared to 1,215 days in the same period in fiscal 2000. The rig utilization rate for the nine months ended December 31, 2000, was 90% compared to 67% in the same period in fiscal 2000. Average revenues per day were $14,447 compared to $11,145 in the same period in fiscal 2000.

        Total operating costs and expenses for the nine months ended December 31, 2000 were $33,925,293, up $20,589,378, from operating costs and expenses of $13,335,915 in the same period a year earlier. Drilling costs increased $19,043,544 in the current year when compared to the same period in fiscal 2000. Average drilling costs per day in the current year were $12,469 compared to $9,583 in the same period a year earlier. The results for the current nine-month period were adversely affected by three turnkey contracts which, due to drilling problems, incurred additional costs of approximately $1,100,000 ($447 per day). Depreciation, depletion and amortization costs increased to $2,469,902 in the nine months ended December 31, 2000 from $1,198,932 in the same period in fiscal 2000. General and administrative expenses increased to $768,962 in the nine months ended December 31, 2000 from $494,098 in the same period in fiscal 2000.

        Other income and expense increased to $367,600 of net expenses in the nine months ended December 31, 2000 from $191,265 of net expenses in the same period a year earlier.

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

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

Market Risk

        There have been no significant changes in the Company's market risk factors since March 31, 2000, except for the additional debt incurred for the purchase of Pioneer Drilling Co.


                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

                  None

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

                              SOUTH TEXAS DRILLING & EXPLORATION, INC.



                                        /s/ Michael E. Little
                                        -------------------------------
                                        Michael E. Little
                                        Chairman of the Board

Dated: February 12, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature               Title                             Date
   ---------               -----                             ----
/s/ Michael E. Little      Chairman of the Board and         February 12, 2001
------------------------   Chief Executive Officer
Michael E. Little


/s/ Wm. Stacy Locke        President and Chief               February 12, 2001
------------------------   Financial Officer and
Wm. Stacy Locke            Director

/s/ William D. Hibbetts    Vice President                    February 12, 2001
------------------------   Chief Accounting Officer and
William D. Hibbetts        Director