Form 10-K
period 2001-03-31
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 2001-06-22
CIK 320575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED MARCH 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                      74-2088619
        (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

          9310 BROADWAY, BLDG. I                                 78217
           SAN ANTONIO, TEXAS                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 828-7689

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
COMMON STOCK $0.10 PAR VALUE                     AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $24,310,544 as of June 15, 2001.

         As of June 15, 2001, there were 14,695,921 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement related to the registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

   Items 1 and 2.   Business and Properties.................................................................... 1
   Item 3.   Legal Proceedings................................................................................ 11
   Item 4.   Submission of Matters to a Vote of Security Holders.............................................. 11

                                                     PART II

   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............................ 11
   Item 6.   Selected Financial Data.......................................................................... 12
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............ 14
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................... 16
   Item 8.   Financial Statements and Supplementary Data...................................................... 17
   Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure.............. 34

                                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant............................................... 34
   Item 11.  Executive Compensation........................................................................... 34
   Item 12.  Security Ownership of Certain Beneficial Owners and Management................................... 34
   Item 13.  Certain Relationships and Related Transactions................................................... 34

                                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................. 34

                                     PART I

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading "Cautionary Statement Concerning Forward-Looking Statements" following Items 1 and 2 of Part I of this report.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

         South Texas Drilling & Exploration, Inc. provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in the natural gas production regions of South Texas and East Texas. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Co., Ltd. Our common stock trades on the American Stock Exchange under the symbol "PDC."

Over the past two fiscal years, we have significantly expanded our fleet of drilling rigs through acquisitions. The following table summarizes these acquisitions:

                                                                      NUMBER OF
DATE               ACQUISITION                       MARKET          RIGS ACQUIRED
----               -----------                       ------          -------------
September 1999     Howell Drilling, Inc. assets      South Texas           2
August 2000        Pioneer Drilling Co.              South Texas           4(1)
March 2001         Mustang Drilling, Ltd. assets     East Texas            4

----------
(1) Includes one drilling rig under a lease arrangement.

         As of June 15, 2001, our rig fleet consists of 17 drilling rigs, 13 of which are operating in South Texas and four of which are operating in East Texas. We have also contracted for the construction of two new drilling rigs and the acquisition of one previously active drilling rig that we are refurbishing from used components. We expect one of the new rigs will begin operating in July 2001 and the second new rig and the refurbished rig will both begin operating in September 2001. We own all the rigs in our fleet except for one rig that we operate under a continuing lease arrangement we assumed in the Pioneer Drilling Co. acquisition.

         We are acquiring the principal components of the two newly constructed rigs from National Oilwell, Inc., a leading manufacturer of drilling rigs and other equipment used in oil and gas drilling and production operations. Both of these rigs will be capable of drilling wells as deep as 18,000 feet. In addition to their deep-drilling capabilities, these rigs will employ several technological advancements that have been developed in recent years, including alternating-current drive motors to power their hoisting systems. With these technological advancements, we believe these rigs will provide us the following advantages over other rigs operating in our markets:

         o        greater mobility;

         o        increased control, efficiency and reliability;

         o        improved safety features; and

         o        improved environmental characteristics.

         We conduct our operations primarily in South Texas and East Texas. We believe that these markets have historically experienced greater utilization rates and dayrates versus other domestic markets, due in large part to the heavy concentration of natural gas reserves located in these markets. During fiscal 2001, substantially all the wells we drilled for our customers were drilled in search of natural gas. Natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells.

         Our business strategy is to own and operate a high quality fleet of land drilling rigs in active drilling markets and position ourselves as the contractor of choice for our customers in order to maximize rig utilization and dayrates and enhance shareholder value. We intend to continue making additions to our drilling fleet, either through acquisitions of businesses or selected assets or through the construction of new drilling rigs. As we add to our fleet, we intend to focus on the addition of rigs capable of performing deep drilling for natural gas.

INDUSTRY OVERVIEW

         The United States contract land drilling services industry is highly cyclical. Volatility in oil and gas prices can produce wide swings in the levels of overall drilling activity in the markets we serve and affect the demand for our drilling services and the dayrates we can charge for our rigs. Past trends in oil and gas prices and the outlook for future oil and gas prices strongly influence the number of wells oil and gas exploration and production companies decide to drill.

         Beginning in 1998 and extending into 1999, the domestic contract land drilling industry was adversely affected by an extended period of low oil and gas prices and a domestic natural gas surplus. The price of West Texas Intermediate crude dropped to a low of $10.76 in December 1998 and the price of natural gas dropped to a low of $1.66 in February 1999. These conditions led to significant reductions in the overall level of domestic land drilling activity resulting in a historical low domestic land rig count of 393 rigs on April 23, 1999. Prior to this industry downturn, during 1997, the contract land drilling industry experienced a significant level of drilling activity, with a domestic land rig count of 899 rigs on December 26, 1997. Also in 1997, the average price of natural gas delivered at Henry Hub, Louisiana was approximately $2.48 per mmbtu and the average price of West Texas Intermediate crude was approximately $20.59 per barrel.

         Oil and natural gas prices rose sharply in calendar years 2000 and 2001. The average price of natural gas for 2000 was $4.32 per mmbtu and for the period from January 1, 2001 through May 31, 2001 was $5.70. The average price of West Texas Intermediate crude for 2000 was $30.38 per barrel and for the period from January 1, 2001 through May 31, 2001 was $28.46.

         Primarily as a result of the increase in oil and natural gas prices, exploration and production companies have increased their capital spending budgets. These increased spending budgets have increased the demand for contract drilling services. The domestic land rig count climbed to 1,105 on May 31, 2001, representing an increase in the domestic land rig count of 181.2% since the low in April 1999 and of 22.9% since December 31, 1997. While market conditions have improved in 2000 and into 2001, demand for contract land drilling services may decline in the future.

         For many years, the United States contract land drilling services industry has been characterized by an oversupply of drilling rigs and a large number of drilling contractors. However, since 1996, there has been significant consolidation within the industry. We believe continued consolidation in the industry will generate more stability in dayrates, even during industry downturns. However, although consolidation in the industry is continuing in 2001, the industry is still highly fragmented and remains very competitive.

DRILLING EQUIPMENT

General

         A land drilling rig consists of engines, a hoisting system, a rotating system, pumps and related equipment to circulate drilling fluid, blowout preventers and related equipment.

         Diesel or gas engines are typically the main power sources for a drilling rig. Power requirements for drilling jobs may vary considerably, but most land drilling rigs employ two or more engines to generate between 500 and 2,000 horsepower, depending on well depth and rig design. Most drilling rigs capable of drilling in deep formations, involving depths greater than 15,000 feet, use diesel-electric power units to generate and deliver electric current through cables to electrical switch gear, then to direct-current electric motors attached to the equipment in the hoisting, rotating and circulating systems.

         Drilling rigs use long strings of drill pipe and drill collars to drill wells. Drilling rigs are also used to set heavy strings of large-diameter pipe, or casing, inside the borehole. Because the total weight of the drill string and the casing can exceed 500,000 pounds, drilling rigs require significant hoisting and braking capacities. Generally, a drilling rig's hoisting system is made up of a mast, or derrick, a traveling block and hook assembly that attaches to the rotating system, a mechanism known as the drawworks, a drilling line and ancillary equipment. The drawworks mechanism consists of a revolving drum, around which the drilling line is wound, and a series of shafts, clutches and chain and gear drives for generating speed changes and reverse motion. The drawworks also houses the main brake, which has the capacity to stop and sustain the weights used in the drilling process. When heavy loads are being lowered, a hydraulic or electric auxiliary brake assists the main brake to absorb the great amount of energy developed by the mass of the traveling block, hook assembly, drill pipe, drill collars and drill bit or casing being lowered into the well.

         The rotating equipment from top to bottom consists of a swivel, the kelly cock, the kelly, the rotary table, drill pipe, drill collars and the drill bit. We refer to the equipment between the swivel and the drill bit as the drill stem. The swivel assembly sustains the weight of the drill stem, permits its rotation and affords a rotating pressure seal and passageway for circulating drilling fluid into the top of the drill string. The swivel also has a large handle that fits inside the hook assembly at the bottom of the traveling block. Drilling fluid enters the drill stem through a hose, called the rotary hose, attached to the side of the swivel. The kelly is a triangular, square or hexagonal piece of pipe, usually 40 feet long, that transmits torque from the rotary table to the drill stem and permits its vertical movement as it is lowered into the hole. The bottom end of the kelly fits inside a corresponding triangle, square or hexagonal opening in a device called the kelly bushing. The kelly bushing, in turn, fits into a part of the rotary table called the master bushing. As the master bushing rotates, the kelly bushing also rotates, turning the kelly, which rotates the drill pipe and thus the drill bit. Drilling fluid is pumped through the kelly on its way to the bottom. The rotary table, equipped with its master bushing and kelly bushing, supplies the necessary torque to turn the drill stem. The drill pipe and drill collars are both steel tubes through which drilling fluid can be pumped. Drill pipe, sometimes called drill string, comes in 30 foot sections, or joints, with threaded sections on each end. Drill collars are heavier than drill pipe and are also threaded on the ends. Collars are used on the bottom of the drill stem to apply weight to the drilling bit. At the end of the drill stem is the bit, which chews up the formation rock and dislodges it so that drilling fluid can circulate the fragmented material back up to the surface where the circulating system filters it out of the fluid.

         Drilling fluid, often called mud, is a mixture of clays, chemicals and water or oil, which is carefully formulated for the particular well being drilled. Drilling mud accounts for a major portion of the equipment and cost of drilling a well. Bulk storage of drilling fluid materials, the pumps and the mud mixing equipment are placed at the start of the circulating system. Working mud pits and reserve storage are at the other end of the system. Between these two points the circulating system includes auxiliary equipment for drilling fluid maintenance and equipment for well pressure control. Within the system, the drilling mud is typically routed from the mud pits to the mud pump and from the mud pump through a standpipe and the rotary hose to the drill stem. The drilling mud travels down the drill stem to the bit, up the annular space between the drill stem and the borehole and through the blowout preventer stack to the return flow line. It then travels to a shale shaker for removal of rock cuttings, then back to the mud pits, which are usually steel tanks. The so-called reserve pits, usually one or two fairly shallow excavations, are used for waste material and excess water around the location.

         There are numerous factors that differentiate land drilling rigs, including their power generation systems and their drilling depth capabilities. The actual drilling depth capability of a rig may be less than or more than its rated depth capability due to numerous factors, including the size, weight and amount of the drill pipe on the rig. The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate with crews of five to six persons.

Our Fleet of Drilling Rigs

         As of June 15, 2001, our rig fleet consists of 17 drilling rigs. We have also contracted for the construction of two new drilling rigs and the acquisition of one previously active drilling rig that we are refurbishing from used components. We expect to take delivery of one of the new rigs in July 2001 and the second new rig and the refurbished rig in September 2001. We own all the rigs in our fleet except for one that we operate under a lease arrangement.

         We are acquiring the principal components of the two newly constructed rigs from National Oilwell, Inc., a leading manufacturer of drilling rigs and other equipment used in oil and gas drilling and production operations. Both of these rigs will be capable of drilling wells as deep as 18,000 feet. In addition to their deep-drilling capabilities, these rigs will employ several technological advancements that have been developed in recent years. These advancements include alternating-current ("AC") motors, which provide an electric braking mechanism that gives the hoisting system the capability of holding a full load in a stationary position and eliminates the need for the drilling personnel to operate an auxiliary brake. The AC technology also provides significantly greater control in the drilling process and improves the efficiency in "tripping" operations when the drill stem is being lowered into or raised from the borehole for various reasons, including cleaning the borehole, changing the drill bit or coming out of the hole to install casing. The AC technology also requires a reduced number of diesel engines, which can generate fuel savings and reduce maintenance requirements. These new rigs also employ computerized "auto-driller" technology that increases the rate of penetration into the formation by more closely monitoring the total weight on the drill bit and automatically lowering the drill stem to maintain a constant pressure on the drill bit. These rigs also have features that, as compared to other rigs, reduce the time and expense associated with transporting the rig, installing it on location and removing it when drilling operations are complete. They also require less land clearing for installation and operation and are equipped with drain lines that permit them to operate without discharging cuttings or other drilling material into the environment.

         With these technological advancements, we believe these rigs will provide us the following advantages over other rigs operating in our markets:

         o        greater mobility;

         o        increased control, efficiency and reliability;

         o        improved safety features; and

         o        improved environmental characteristics.

         The following table sets forth information regarding our drilling fleet, including the three rigs we are acquiring:

                                   Approximate
                                     Drilling
                                      Depth                                                    Estimated
 Rig                                Capability        Current             Current              Contract
Number    Rig Design                  (feet)         Location            Customer             Expiration
------    ----------               -----------       --------            --------             ----------
  1       IRI Cabot 750E             10,000         South Texas         Conoco Inc.            July 2001
  2       IRI Cabot 750E             10,000         South Texas         Conoco Inc.            July 2001
  3       National 110UE             18,000         South Texas     Dominion Resources         July 2002
  4(1)    RMI 1000E                  16,000         South Texas     Dominion Resources        April 2002
  5       Gardner-Denver 500M        10,000         South Texas      Dewbre Petroleum          July 2001
  6       Skytop DH4610              10,500         South Texas        Devon Energy          October 2001
  7(2)    IRI 1700E                  18,000             --            Pogo Producing           July 2002
  8(3)    IRI 1700E                  18,000             --             Devon Energy         September 2002
  9       Weiss W-45                  9,000         South Texas       Edge Petroleum           July 2001
  10      Skytop Brewster N46        12,000         South Texas         Kerr-McGee            April 2002
  11      Skytop Brewster N46        12,000         South Texas       Pogo Producing           June 2002
  12      IRI Cabot 900              10,500         South Texas       Edge Petroleum           June 2002
  14      Skytop Brewster N46        12,000         South Texas         Kerr-McGee             May 2002
  15      IRI Cabot 750              10,000         South Texas        Louis Dreyfus        September 2001
  16      IRI Cabot 750              10,000         South Texas        EOG Resources         December 2001
  17      Ideco H-725                12,000         East Texas       Mustang Drilling,       December 2001
                                                                           Ltd.
  18      Brewster N-75              12,500         East Texas      Stroud Exploration         July 2001
  19      Brewster N-75              12,500         East Texas         R. Lacy, Inc.        September 2001
  20      BDW 800                    13,500         East Texas       Matador Petroleum       October 2001
  21(4)   National 110UE             18,000             --                  --                    --

---------
(1) We are leasing this rig under a lease arrangement we assumed as a result of the Pioneer Drilling Co. acquisition. The primary term of this lease has expired. However, under the lease terms, we are able to extend the term of the lease on a well-to-well basis for so long as we keep the rig under contract for drilling. (footnotes continued)

(2) We expect this new-build rig will become operational in July 2001. We have obtained a one-year drilling contract from Pogo Producing Company, which we expect to commence promptly after the rig becomes operational.

(3) We expect this new-build rig will become operational in September 2001. We have obtained a one-year drilling contract from Devon Energy Corporation, which we expect to commence promptly after the rig becomes operational.

(4)      We expect this refurbished rig will become operational in September
         2001.

         We believe that our drilling rigs and other related equipment are in good operating condition. Our employees perform periodic maintenance and minor repair work on our drilling rigs. We rely on various oilfield service companies for major repair work and overhaul of our drilling equipment when needed. We also engage in periodic improvement of our drilling equipment. In the event of major breakdowns or mechanical problems, our rigs could be subject to significant idle time and a resulting loss of revenue if the necessary repair services were not immediately available. We have not experienced any substantial downtime as the result of repair or overhaul of our equipment in the past three years.

         The following table sets forth information regarding utilization for our fleet of drilling rigs and for the U.S. contract land drilling industry as a whole. The industry information reflects all operational rigs for each period we have indicated below, including rigs that are dissimilar to our rigs, in terms of their age, design, performance capabilities and operational criteria.

                                                          Year ended March 31,
                                                 ----------------------------------------
                                                 2001     2000      1999     1998    1997
                                                 ----     ----      ----     ----    ----
South Texas Drilling
      Average number of operational rigs
          for the period ....................    10.5      6.6      6.0      6.0      4.0
      Average utilization rate ..............      91%      66%      66%      86%      90%
Industry(1)
      Average number of operational rigs
          for the period(1) .................   1,003      778      518      713      820
      Average utilization rate(2) ...........      85%      73%      51%      75%      86%

---------
(1)      We obtained the industry average information from World Oil magazine.

(2) We obtained the industry average information from the Baker Hughes Incorporated website.

         We also own a fleet of 13 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites.

DRILLING CONTRACTS

         We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice, usually on payment of a fee. Recently, however, we have entered into a number of term contracts to provide drilling services on a daywork basis ranging in length from six months to one year. These term contracts include a per day termination rate approximately equal to 80% of the daywork rate on each contract.

         Daywork Contracts. Under daywork drilling contracts, we provide a drilling rig with required personnel to our customer who supervises the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is used. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of out-of-pocket costs of drilling and we generally bear no part of the usual risks associated with drilling, such as time delays and unanticipated costs.

         Turnkey Contracts. Under a turnkey contract, we agree to drill a well for our customer to a specified depth and under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the equipment and drilling supplies required to drill the well. We often subcontract for related services, such as the provision of casing crews, cementing and well logging. Under typical turnkey drilling arrangements, we do not receive progress payments and are entitled to be paid by our customer only after we have performed the terms of the drilling contract in full. Turnkey contracts generally afford an opportunity to earn a higher return than would normally be available on daywork contracts if the contract can be completed successfully without complications.

         The risks to us under a turnkey contract are substantially greater than on a well drilled on a daywork basis, because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalations and personnel. We employ or contract for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce some of the drilling risks assumed by us. We use the results of this analysis to evaluate the risks of a proposed contract and seek to account for such risks in our bid preparation. We believe that our operating experience, qualified drilling personnel, risk management program, internal engineering expertise and access to proficient third party engineering contractors have allowed us to reduce some of the risks inherent in turnkey drilling operations. We also maintain insurance coverage against some but not all drilling hazards. However, the occurrence of uninsured or under-insured losses or operating cost overruns on our turnkey jobs could have a material adverse effect on our financial position and results of operations.

         Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts compared with daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel. As with turnkey contracts, we manage this additional risk through the use of engineering expertise and bid the footage contracts accordingly, and we maintain insurance coverage against some but not all drilling hazards. However, the occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a material adverse effect on our financial position and results of operations.

         During the year ended March 31, 2001, we drilled 101 wells, with 42% of our contract drilling revenue attributable to daywork contracts, 57% attributable to turnkey contracts and 1% attributable to footage contracts. During the year ended March 31, 2000, we drilled 58 wells, with 22% of our contract drilling revenue attributable to daywork contracts, 77% attributable to turnkey contracts and 1% attributable to footage contracts. Currently, 16 of our 17 rigs are operating under daywork contracts.

CUSTOMERS AND MARKETING

         Our contract drilling customers include independent and major oil and gas exploration production companies. We completed contracts for 58 customers in fiscal 2001, compared to 38 customers in fiscal 2000 and 26 customers in fiscal 1999. During the fiscal year ended March 31, 2001, our three largest customers, Dominion Exploration & Production, Inc., Conoco Inc. and Pure Resources, Inc. accounted for 13.6%, 8.8% and 6.3%, respectively, of our total contract drilling revenue.

         We primarily market our drilling rigs through employee marketing representatives. These marketing representatives use personal contacts and industry periodicals and publications to determine which operators are planning to drill oil and gas wells in the near future. Once we have been placed on the "bid list" for an operator, we will typically be given the opportunity to bid on most future wells for that operator in the area.

         From time to time we also enter into informal, nonbinding commitments with our customers to provide drilling rigs for future periods at specified rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the contract land drilling services business during times of tightening rig supply.

         During late 2000 and 2001, we entered into a number of term contracts with our customers ranging in length from six months to one year. The practical effect of these term contracts is to protect us for the duration of the contract from having the rig become idle and from unexpected declines in dayrates for our rigs. Conversely, our customers benefit from term contracts by the assured availability of a rig to meet their drilling schedule, and from contractual protection against exposure to rapid increases in dayrates under well-by-well drilling contracts. These term contracts are priced on a fixed dayrate basis which allow us to earn an acceptable rate of return on the capital we are employing. To the extent possible, we intend to continue entering into additional term contracts from time to time based on market conditions.

COMPETITION

         We encounter substantial competition from other drilling contractors. Our primary market areas of South Texas and East Texas are highly fragmented and competitive. The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

         The drilling contracts we compete for are usually awarded on the basis of competitive bids. We believe pricing and rig availability are the primary factors our potential customers consider in determining which drilling contractor to select. In addition, we believe the following factors are also important:

         o        the type and condition of each of the competing drilling rigs;

         o        the mobility and efficiency of the rigs;

         o        the quality of service and experience of the rig crews;

         o        the safety records of the rigs;

         o        the offering of ancillary services; and

         o the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.

         While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment, the safety record of our rigs and the experience of our rig crews to differentiate us from our competitors.

         Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition and make any improvement in demand for drilling rigs in a particular region short-lived.

         Many of our competitors have greater financial, technical and other resources than we do. Their greater capabilities in these areas may enable them to:

         o        better withstand industry downturns;

         o        compete more effectively on the basis of price and technology;

         o        better retain skilled rig personnel; and

         o build new rigs or acquire and refurbish existing rigs so as to be able to place rigs into service more quickly than us in periods of high drilling demand.

RAW MATERIALS

         The materials and supplies we use in our drilling operations include fuels to operate our drilling equipment, drilling mud, drill pipe, drill collars, drill bits and cement. We do not rely on a single source of supply for any of these items. While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies during periods of high demand. Shortages could result in increased prices for drilling equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining drilling equipment or supplies could limit drilling operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect our ability to obtain new contracts for our rigs, which could have a material adverse effect on our financial condition and results of operations.

OPERATING RISKS AND INSURANCE

         Our operations are subject to the many hazards inherent in the contract land drilling business, including the risks of:

         o        blowouts;

         o        fires and explosions;

         o        loss of well control;

         o        collapse of the borehole;

         o        lost or stuck drill strings; and

         o        damage or loss from natural disasters.

         Any of these hazards can result in substantial liabilities or losses to us from, among other things:

         o        suspension of drilling operations;

         o damage to, or destruction of, our property and equipment and that of others;

         o        personal injury and loss of life;

         o damage to producing or potentially productive oil and gas formations through which we drill; and

         o        environmental damage.

         We seek to protect ourselves from some but not all operating hazards through insurance coverage. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical. Those risks include pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, we attempt to obtain contractual protection against uninsured operating risks from our customers. However, customers who provide contractual indemnification protection may not in all cases maintain adequate insurance to support their indemnification obligations. We can offer no assurance that our insurance or indemnification arrangements will adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition. Furthermore, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

         Our current insurance coverages include property insurance on our rigs, drilling equipment and real property. We also maintain casualty insurance, which includes comprehensive general liability, commercial automobile, commercial umbrella and workers' compensation insurance. Our insurance coverage for property damage to our rigs and to our drilling equipment is based on our estimate, as of October 2000, of the cost of comparable used equipment to replace the insured property. The policy provides for a deductible on rigs of $25,000 per occurrence. Our third party liability insurance coverage is $16 million per occurrence and in the aggregate, with a deductible of $10,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

         In addition, we generally carry insurance coverage to protect against certain hazards inherent in our turnkey and footage contract drilling operations. This insurance covers "control-of-well," including blowouts above and below the surface, re-drilling, seepage and pollution. This policy provides coverage of either $3 million or $10 million, depending on the area in which the well is drilled and its target depth. This policy also provides care, custody and control insurance, with a limit of $500,000.

EMPLOYEES

         We currently have approximately 370 employees. Approximately 70 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees who operate or maintain our drilling rigs. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employment arrangements are subject to collective bargaining arrangements.

         Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. Although we have not encountered material difficulty in hiring and retaining qualified rig crews, shortages of qualified personnel are occurring in our industry. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material and adverse effect on our financial condition and results of operations.

FACILITIES

         We own our headquarters building in San Antonio, Texas. We also own a 15-acre rig storage and maintenance yard in Corpus Christi, Texas and lease a six-acre storage and maintenance yard in Henderson, Texas, at a cost of $3,700 per month, pursuant to a lease extending through March 2006. We believe these facilities are adequate to serve our current and anticipated needs.

GOVERNMENTAL REGULATION

         Our operations are subject to stringent laws and regulations relating to containment, disposal and controlling the discharge of hazardous oilfield waste and other nonhazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. In addition, our operations are often conducted in or near ecologically sensitive areas, such as wetlands, which are subject to special protective measures and which may expose us to additional operating costs and liabilities for accidental discharges of oil, natural gas, drilling fluids or contaminated water or for noncompliance with other aspects of applicable laws. We are also subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency "community right-to-know" regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens.

         Environmental laws and regulations are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and can impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. We may also be exposed to environmental or other liabilities originating from businesses and assets which we purchased from others. Compliance with applicable environmental laws and regulations has not, to date, materially affected our capital expenditures, earnings or competitive position, although compliance measures have added to our costs of operating drilling equipment in some instances. We do not expect to incur material capital expenditures in our next fiscal year in order to comply with current environment control regulations. However, our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.

         In addition, our business depends on the demand for land drilling services from the oil and gas industry and, therefore, is affected by tax, environmental and other laws relating to the oil and gas industry generally, by changes in those laws and by changes in related administrative regulations. It is possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

         From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. Sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

         In addition, various statements this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Items 1 and 2 - "Business and Properties" and Item 3 - "Legal Proceedings" in Part I of this report and in
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

         o        general economic and business conditions and industry trends;

         o the continued strength of the contract land drilling industry in the geographic areas where we operate;

         o decisions about onshore exploration and development projects to be made by oil and gas companies;

         o        the highly competitive nature of our businesses;

         o our future financial performance, including availability, terms and deployment of capital;

         o        the continued availability of qualified personnel; and

         o changes in, or our failure or inability to comply with, government regulations, including those relating to the environment.

         We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

ITEM 3. LEGAL PROCEEDINGS

         On June 28, 2000, one of our former employees, Jesse J. Sanchez, filed a petition against us in the District Court for the 341st District in Webb County, Texas. The petition asserts a claim for injuries allegedly resulting from an accident involving one of our drilling rigs. The petition alleges, among other things, that we intentionally failed to furnish Mr. Sanchez with a safe workplace and that we believed our conduct was substantially certain to cause Mr. Sanchez's injuries and related damages his wife and children allegedly sustained. He claims that his actual damages do not exceed $2 million, and he is seeking punitive damages in excess of $1 million. The petition also sets forth claims by or on behalf of Mr. Sanchez's wife and children against us for loss of consortium, support and services. In support of their claims, the Plaintiffs have alleged that Mr. Sanchez's injuries were caused by the use of alcohol and drugs by some of our other employees who were at the work site when the accident occurred. Along with us, the Plaintiffs have sued the well operator, the project engineer and an oilfield equipment manufacturer. We believe the substantive allegations the petition contains have no merit and that this action was brought to circumvent the workers' compensation insurance regime that should supply Mr. Sanchez's only recourse in this matter. We are defending against these claims vigorously.

         In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of June 15, 2001, 14,695,921 million shares of our common stock were outstanding, held by approximately 660 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

         Our common stock began trading on the American Stock Exchange on March 8, 2001 under the symbol "PDC." Previously, our common stock was traded in the over-the-counter market and quoted in the National Quotation Bureau's "Pink Sheets" for more than 10 years. The following table sets forth, for each of the periods indicated, the high and low closing prices per share as reported in the Pink Sheets for the period through March 7, 2001 and the high and low sales prices per share on the American Stock Exchange since that date. The Pink Sheets quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                           Low          High
                                         -------       ------
FISCAL YEAR ENDED MARCH 31, 2001:
    First Quarter                        $1.3120       2.5310
    Second Quarter                        1.9680       3.1250
    Third Quarter                         1.7700       2.8750
    Fourth Quarter                        2.3750       5.1880

FISCAL YEAR ENDED MARCH 31, 2000:
    First Quarter                        $0.5310       0.9060
    Second Quarter                        0.6870       1.1560
    Third Quarter                         0.6250       1.1870
    Fourth Quarter                        0.7180       2.5000

         The last reported sales price for our common stock on the American Stock Exchange on June 15, 2001 was $4.95 per share.

         We have not paid or declared any dividends and currently intend to retain earnings to fund our working capital needs and growth opportunities. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and the restrictions Texas and other applicable laws and our credit facilities then impose. Our debt arrangements include provisions that generally prohibit us from paying dividends, other than dividends on our preferred stock. In October 2000, we paid $160,614 in dividends to the sole holder of our Series A preferred stock. The holder of those shares then converted them into 800,000 shares of our common stock in accordance with the terms of the Series A preferred stock. We did not pay any dividends on our Series B preferred stock in fiscal 2000 or 2001. At March 31, 2001, we had an aggregate of $766,581 of accrued and unpaid dividends on our Series B preferred stock, which we paid in May 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this report.

Recent Sales of Unregistered Securities

         On March 30, 2001, we issued and sold for cash a $9,000,000 principal amount, 4.86% subordinated debenture to WEDGE Energy Services, L.L.C. The debenture had a maturity date of March 29, 2002 and was subordinated to all our outstanding bank debt or debt incurred under our then current bank credit facilities or any extension or renewal of any of those facilities. If we had obtained shareholder approval of the conversion feature, the debenture would have become convertible at our option or at the option of WEDGE into 2,400,000 shares of our common stock, at a conversion price of $3.75 per share. We did not engage an underwriter and did not pay any commission to any third party in connection with that sale. We used the proceeds from that sale to partially fund our acquisition of the contract drilling assets of Mustang Drilling, Ltd. We sold the debenture to WEDGE without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering. We repurchased this debenture on May 18, 2001. We funded the repayment of the $9,000,000 face amount of the debenture, together with the payment of $59,535 of accrued interest, with a short-term bank borrowing. We then sold an additional 2,400,000 shares of our common stock to WEDGE in a private placement for $9,048,000, or $3.77 per share. We used the proceeds from this sale to fund the repayment of the short-term bank borrowing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this report.

         On May 31, 2001, San Patricio Corporation exercised an option to acquire 150,000 shares of our common stock at a price of $1.50 per share. We issued that option in connection with our acquisition of the contract land drilling operations of San Patricio in fiscal 1998. We issued that option, and the shares of common stock on exercise of that option, without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

         The following information derives from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this report and the historical financial statements and related notes this report contains.

                                                                      Years Ended
                                                                        March 31,
                                                 ------------------------------------------------------
                                                   2001       2000        1999        1998       1997
                                                 --------   --------    --------    --------   --------
                                                        (In thousands, except per share amounts)
Total operating revenues                         $ 50,205   $ 19,483    $ 12,908    $ 17,091   $  8,503
Earnings before taxes, depreciation and
  amortization and other income (expense)           7,612      2,050         725       2,236      1,175
Earnings (loss) before income taxes                 3,838        (65)     (1,278)        894        597
Preferred dividends                                   275        304         304         109         --
Net earnings (loss) applicable to common
  stockholders                                      2,428       (384)     (1,612)        722        564
Earnings (loss) per common share-basic               0.22      (0.06)      (0.27)       0.13       0.11
Earnings (loss) per common share-diluted             0.19      (0.06)      (0.27)       0.11       0.10

                                                                      Years Ended
                                                                        March 31,
                                                 ------------------------------------------------------
                                                   2001       2000        1999        1998       1997
                                                 --------   --------    --------    --------   --------
                                                        (In thousands, except per share amounts)
Long-term debt, excluding current installments      9,728        267       2,354       2,697      1,220
Shareholders' equity                               17,827      6,783       5,322       6,816      2,054
Total assets                                       56,493     15,670      10,007      12,502      5,051
Capital expenditures                               41,628      5,069         856       3,561        763

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-Looking Statements" following Items 1 and 2 of Part I of this report.

Liquidity and Capital Resources

         Our cash and cash equivalents at March 31, 2001 were $2,492,934, compared to $1,922,457 at March 31, 2000. Our current ratio, which we calculate by dividing our current assets by our current liabilities, at March 31, 2001 was 0.35, compared to 0.62 at March 31, 2000. Our working capital deficit increased to $15,179,194 at March 31, 2001 from $3,253,525 at March 31, 2000. The primary reasons for the decline in our current ratio and the increase in our working capital deficit were the borrowing of $12,000,000 on March 30, 2001 for use in our acquisition of the contract drilling assets of Mustang Drilling, Ltd. and the inclusion in accounts payable of approximately $1,500,000 relating to equipment purchases for a new rig. Our accounts receivable increased to $2,777,167 at March 31, 2001 from $1,174,035 at March 31, 2000, and contract drilling in progress increased to $2,331,112 at March 31, 2001 from $774,553 at March 31, 2000. The substantial increases in accounts receivable and contract drilling in progress were due to our utilization of 12 rigs in 2001 compared to 8 rigs in 2000 and an increase in daywork rates.

         On August 21, 2000, we acquired all the outstanding stock of Pioneer Drilling Co., a Corpus Christi, Texas-based land drilling contractor. Pioneer Drilling Co.'s assets included four land drilling rigs and associated machinery and equipment. Pioneer Drilling Co. owned three of its rigs and leased the fourth rig. The consideration we paid for the acquisition was $11,500,000, consisting of a cash payment of $10,731,456 and the issuance of 341,576 restricted shares of our common stock at $2.25 per share. We accounted for this acquisition as a purchase, and we have included the results of operations of Pioneer Drilling Co. in our statement of operations since the date of acquisition. We allocated the purchase price plus assumed net liabilities and a deferred tax liability of $4,214,195 to the assets and liabilities based on their relative fair values.

         On March 30, 2001, we acquired all the contract drilling assets of Mustang Drilling, Ltd., a land drilling contractor based in Henderson, Texas. These assets included four land drilling rigs and associated equipment. We paid $12,000,000 in cash for these assets. We accounted for this acquisition as a purchase, and we have included the results of operations of these assets in our statement of operations since the date of acquisition. We allocated the purchase price to the assets based on their relative fair values.

         Since March 31, 2000, the additions to our property and equipment were $41,627,907. Additions consisted of the following:

                o     Pioneer Drilling Co. acquisition        $17,387,527
                o     Mustang Drilling, Ltd. acquisition       12,075,000
                o     Rigs under construction                   4,766,976
                o     Other drilling equipment                  5,947,687
                o     Transportation equipment                    909,480
                o     Other                                       541,237
                                                              -----------
                                                              $41,627,907
                                                              ===========


         Our debt obligations in the form of notes payable increased by a net of $19,884,207 from March 31, 2000 to March 31, 2001. This increase principally resulted from our incurrence of $24,000,000 in new debt in connection with the Pioneer Drilling Co. and Mustang Drilling, Ltd. acquisitions, partially offset by our repayment of $3,627,381 of debt to one of our lenders. WEDGE Energy Services, L.L.C., our largest shareholder, and two banks provided the funds for the acquisitions, including (1) $9,000,000 of subordinated debt from WEDGE and
(2) borrowings under bank credit facilities of $3,000,000 on March 30, 2001 and $9,000,000 and $3,000,000 on August 21, 2000. We repaid the $9,000,000 of subordinated debt on May 18, 2001 with
a short-term bank borrowing that we subsequently repaid with the proceeds from our May 18, 2001 issuance and sale of 2,400,000 shares of common stock to WEDGE, at a purchase price of $3.77 per share. The $3,000,000 we borrowed on March 30, 2001 is part of our $12,000,000 bridge loan facility with our primary lender due March 29, 2002. Interest on those borrowings is payable monthly at prime (8.0% at March 31, 2001) plus one percent. The $9,000,000 bank debt we incurred in August 2000 is payable in monthly principal payments of $107,143, based on a seven-year amortization, plus interest at prime (8.0% at March 31, 2001) plus one percent. The final maturity of this debt is August 11, 2003. The $3,000,000 bank debt we incurred in August 2000 is payable in 87 monthly installments, the first three installments being for interest only, with interest at prime (8.0% at March 31, 2001) plus one percent; the fourth through 86th installments will be in the amount of $50,585 each, including interest; and the final installment, due on November 15, 2007, will be in the amount of the remaining principal balance plus accrued interest. Our bank loans contain various covenants pertaining to leverage ratios, cash flow coverage ratios and capitalization or net worth ratios. Under these credit arrangements, we determine compliance with the ratios on an annual basis, except for the capitalization and net worth ratios, which we determine on a quarterly basis.

         Our accounts payable at March 31, 2001 were $7,606,982, an increase of $3,642,048 from $3,964,934 at March 31, 2000. The primary reasons for this increase were higher rig utilization, our utilization of twelve rigs in the period ended March 31, 2001 compared with eight rigs in the period ended March 31, 2000, and approximately $1,500,000 of equipment purchases for a new rig.

         In May 2000, we ordered two new IRI 1700E Series land drilling rigs. These rigs will be equipped with several state-of-the-art technological advancements and will be capable of drilling wells in the depth range of 8,000 to 18,000 feet. We expect the first of these rigs to become operational in July 2001 and the second rig to become operational in September 2001. We are also acquiring an additional land drilling rig that we are refurbishing. As of March 31, 2001, we have spent approximately $4,767,000 on the construction of the two new rigs and the refurbishing of another rig that we acquired in April 2001. We do not expect the combined cost of these four rigs to exceed $23,000,000.

         In February 2000, we completed a private placement of our common stock to WEDGE. WEDGE paid us an aggregate of $1,500,000 for 1,153,846 shares of common stock, or $1.30 per share. We used the proceeds from that sale for general corporate purposes and to better position the Company for future growth. In May 2000, we completed a second private placement of our common stock to WEDGE. WEDGE paid us an aggregate of $8,000,000 for 3,678,161 shares of common stock, or $2.175 per share. We used these proceeds to partially fund the construction of the two new-build rigs and to partially fund the purchase of Pioneer Drilling Co. As we discussed above, in May 2001, we sold an additional 2,400,000 shares of our common stock to WEDGE for $9,048,000, or $3.77 per share.

         In October 2000, the sole holder of our Series A preferred stock converted those shares into 800,000 shares of our common stock in accordance with the terms of the Series A preferred stock.

Results of Operations

         Our rig utilization rates for the years ended March 31, 2001, 2000 and 1999 were 91%, 66% and 66%, respectively. In fiscal 2001, we completed 3,463 revenue days, as compared to 1,598 revenue days in fiscal 2000, an increase of 117%. This increase reflects the increased demand for drilling rigs we experienced in fiscal 2001 and the increase in our drilling rig fleet from eight to 16 rigs by the end of fiscal 2001.

         During fiscal 2001, our drilling margin increased to $8,459,000 from $2,616,000 in fiscal 2000 and $1,280,000 in fiscal 1999. The increase in fiscal 2001 over fiscal 2000 principally resulted from the 117% increase in the number of revenue days we completed in fiscal 2001 and an increase in drilling rates we charged under our drilling contracts. As a percentage of contract drilling revenue, our drilling margin was 17%, 13% and 10% in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Two significant factors had a negative impact on our drilling margin in fiscal 1999. Because of problems with a turnkey contract, we were required to re-drill a well for a customer, and we incurred additional costs in attempting to correct various problems associated with the original drilling attempt. These complications resulted in a loss of approximately $460,000 on the contract.

         We market our rigs to a number of customers. In fiscal 2001, we drilled wells for 58 different customers, compared to 38 customers in fiscal 2000 and 29 customers in fiscal 1999. 40 of our customers in fiscal 2001 were customers for whom we had not drilled any wells in fiscal 2000. During the fiscal year ended March 31, 2001, our three largest customers accounted for

13.6%, 8.8% and 6.3%, respectively, of our total contract drilling revenue. None of those customers was a customer of ours in fiscal 2000. In fiscal 2000, our three largest customers accounted for 7.4%, 7.2% and 7.0%, respectively, of our total contract drilling revenue. None of those customers was our largest customer in fiscal 1999. In fiscal 1999, our largest customer accounted for 28% of our total contract drilling revenue and no other customer accounted for more than 10% of our contract drilling revenue.

         Our depreciation and amortization expense in fiscal 2001 increased to $3,738,000 from $1,809,000 and $1,730,000 in fiscal years 2000 and 1999, respectively. The increase in fiscal 2001 resulted from a combination of increased depreciation expense due to the Pioneer Drilling Co. acquisition and the major refurbishment of four rigs in 2001. Effective April 1, 1999 we revised the estimated useful lives of our drilling rigs in order to more accurately reflect our historical experience with regard to our drilling rigs. This change in estimated useful lives reduced depreciation expense in fiscal 2000 by approximately $144,000 and the loss per common share, basic and diluted, by $0.02. We had no depletion expense in fiscal 2001 or 2000 compared to $261,000 in fiscal 1999 due to the sale of our oil and gas properties in February 1999.

         Our general and administrative expenses increased to $1,117,000 in fiscal 2001 from $658,000 in fiscal 2000 and $804,000 in fiscal 1999. The increase in fiscal 2001 resulted from increased payroll costs, expenses related to our acquisitions and our re-listing on the American Stock Exchange. The primary components of the higher costs in fiscal 1999 as compared to fiscal 2000 were legal and professional fees we incurred in an unsuccessful business combination transaction and the accrual of a retirement package for our former chairman, who resigned in November 1998. The amount of the retirement package charged to expense in fiscal 1999, discounted to reflect the present value of the future payments, was approximately $107,000.

         Our contract land drilling operations are subject to various federal and state laws and regulations designed to protect the environment. Maintaining compliance with these regulations is part of our day-to-day operating procedures. We are not aware of any potential clean-up obligations that would have a material adverse effect on our financial condition or results of operations.

Accounting Matters

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at their fair values. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect that our adoption of SFAS No. 133 effective April 1, 2001 will have any impact on our financial condition or results of operations, as we do not have any derivative instruments and we do not engage in hedging activities.

         In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation, which became effective July 1, 2000, clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for certain issues. We believe the adoption of FIN No. 44 will not have a material impact on our financial condition or results of operations.

Inflation

         As a result of the relatively low levels of inflation during the past three fiscal years, inflation did not significantly affect our results of operations in any of those years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk exposure related to changes in interest rates on most of our outstanding debt. At March 31, 2001, we had outstanding debt of $14,272,000 that was subject to variable interest rates, in each case based on an agreed percentage-point spread from the lender's prime interest rate. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $143,000 annually. We did not enter into these debt arrangements for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report                                                18

Consolidated Balance Sheets as of March 31, 2001 and 2000                   19

Consolidated Statements of Operations for the Years Ended                   20
     March 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders' Equity and                         21
     Comprehensive Income for the Years Ended March 31, 2001,
     2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended                   22
     March 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                                  23

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
South Texas Drilling & Exploration, Inc.:

         We have audited the accompanying consolidated balance sheets of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2001. In connection with our audits of these consolidated financial statements, we also have audited the related financial statement schedule (Schedule II) for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Texas Drilling & Exploration, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Antonio, Texas
June 1, 2001

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,
                                                                                          ----------------------------
                                                                                               2001           2000
                                                                                          ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $  2,492,934    $  1,922,457
     Securities available for sale                                                             338,395       1,003,116
     Receivables:
        Trade                                                                                2,777,167       1,174,035
        Contract drilling in progress                                                        2,331,112         774,553
        Employees and officers                                                                     300           2,030
     Prepaid expenses                                                                          312,276         489,952
                                                                                          ------------    ------------
Total current assets:                                                                        8,252,184       5,366,143
                                                                                          ------------    ------------

Property and equipment, at cost:
     Drilling rigs and equipment                                                            57,527,976      18,158,193
     Transportation, office, land and other                                                  2,781,750       1,442,248
                                                                                          ------------    ------------
                                                                                            60,309,726      19,600,441
Less accumulated depreciation and amortization                                              12,115,268       9,296,357
                                                                                          ------------    ------------
Net property and equipment                                                                  48,194,458      10,304,084
Other assets                                                                                    46,322              --
                                                                                          ------------    ------------
Total assets                                                                              $ 56,492,964    $ 15,670,227
                                                                                          ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable to bank                                                                 $  3,030,000    $         --
     Subordinated debenture                                                                  9,000,000              --
     Current installments of long-term debt                                                  1,695,839       3,713,493
     Current installments of capital lease obligations                                          83,307              --
     Accounts payable                                                                        7,606,982       3,964,934
     Federal income tax                                                                         50,198              --
     Current deferred income taxes                                                              56,750              --
     Accrued expenses:
        Payroll and payroll taxes                                                              736,195          96,228
        Dividends payable                                                                      766,581         652,565
        Other                                                                                  405,526         192,448
                                                                                          ------------    ------------
Total current liabilities                                                                   23,431,378       8,619,668
Long-term debt, less current installments                                                    9,727,672         267,067
Capital lease obligations, less current installments                                           327,949              --
Deferred income taxes                                                                        5,179,203              --
                                                                                          ------------    ------------
Total liabilities                                                                           38,666,202       8,886,735
                                                                                          ------------    ------------
Shareholders' equity:
     Preferred stock, Series A, 8%, cumulative, convertible, $2.00 redemption and liquidation value; 400,000 shares authorized; no shares and 400,000 shares
        issued and outstanding at March 31, 2001 and March 31, 2000, respectively                   --         800,000
     Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value; 184,615 shares authorized, issued and outstanding at
        March 31, 2001 and 2000                                                              2,999,994       2,999,994
     Common stock, $0.10 par value; 30,000,000 shares authorized; 12,145,921 shares and
        7,274,684 shares issued and outstanding at March 31, 2001 and March 31, 2000,
        respectively                                                                         1,214,592         727,468
Additional paid-in capital                                                                  26,869,916      17,723,569
Accumulated deficit                                                                        (13,367,858)    (15,796,017)
Accumulated other comprehensive income-unrealized
   gain on securities available for sale                                                       110,118         328,478
                                                                                          ------------    ------------
Total shareholders' equity                                                                  17,826,762       6,783,492
                                                                                          ------------    ------------
Total liabilities and shareholders' equity                                                $ 56,492,964    $ 15,670,227
                                                                                          ============    ============

See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended March 31,
                                             --------------------------------------------
                                                 2001            2000            1999
                                             ------------    ------------    ------------
Revenues:
    Contract drilling                        $ 49,935,853    $ 19,391,025    $ 12,659,391
    Other                                         269,546          92,086         248,615
                                             ------------    ------------    ------------

    Total operating revenues                   50,205,399      19,483,111      12,908,006
                                             ------------    ------------    ------------
Costs and expenses:
    Contract drilling                          41,476,824      16,775,108      11,379,771
    Depreciation and amortization               3,737,533       1,808,557       1,729,920
    General and administrative                  1,116,727         658,174         803,632
                                             ------------    ------------    ------------

Total operating costs and expenses             46,331,084      19,241,839      13,913,323
                                             ------------    ------------    ------------
Earnings (loss) from operations                 3,874,315         241,272      (1,005,317)
                                             ------------    ------------    ------------
Other income (expense):
    Interest expense                             (888,863)       (350,606)       (319,060)
    Interest income                               316,025          85,407          90,558
    Gain (loss) on sale of assets                 536,486         (41,408)        (43,831)
                                             ------------    ------------    ------------
    Total other income (expense)                  (36,352)       (306,607)       (272,333)
                                             ------------    ------------    ------------
Earnings (loss) before income taxes             3,837,963         (65,335)     (1,277,650)
Income taxes                                    1,135,174          14,283          29,868
                                             ------------    ------------    ------------
         Net earnings (loss)                    2,702,789         (79,618)     (1,307,518)
Preferred stock dividend requirement              274,630         303,999         303,999
                                             ------------    ------------    ------------
Net earnings (loss) applicable to
    common shareholders                      $  2,428,159    $   (383,617)   $ (1,611,517)
                                             ============    ============    ============
Earnings (loss) per common share -- Basic    $       0.22    $      (0.06)   $      (0.27)
                                             ============    ============    ============

Earnings (loss) per common share -- Diluted  $       0.19    $      (0.06)   $      (0.27)
                                             ============    ============    ============

Weighted average number of shares
    outstanding -- Basic                       11,137,171       6,242,140       5,935,748
                                             ============    ============    ============
Weighted average number of shares
    outstanding -- Diluted                     13,901,101       6,242,140       5,935,748
                                             ============    ============    ============


See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME



                                                                                                    Additional
                                      Shares         Shares           Amount         Amount           Paid-In       Accumulated
                                      Common        Preferred         Common        Preferred         Capital          Deficit
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance as of March 31, 1998          6,171,964         584,615    $    617,196    $  3,799,994    $ 16,337,006    $(13,800,883)
Issuance of common stock for:
   Exercise of warrants                 100,000              --          10,000              --           5,000              --
   Exercise of options                  168,587              --          16,859              --          84,953              --
Cancellation of treasury shares        (339,767)             --         (33,977)             --        (102,928)             --
Net loss                                     --              --              --              --              --      (1,307,518)
Preferred stock dividend                     --              --              --              --              --        (303,999)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance as of March 31, 1999          6,100,784         584,615         610,078       3,799,994      16,324,031     (15,412,400)
Comprehensive income:
Net loss                                     --              --              --              --              --         (79,618)
Net unrealized change in
   securities available for sale             --              --              --              --              --              --

Total comprehensive income                   --              --              --              --              --              --

Issuance of common stock for:
   Sale                               1,153,846              --         115,385              --       1,384,615              --
   Exercise of options                    5,000              --             500              --           1,375              --
   Compensation                          15,054              --           1,505              --          13,548              --
Preferred stock dividend                     --              --              --              --              --        (303,999)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance as of March 31, 2000          7,274,684         584,615         727,468       3,799,994      17,723,569     (15,796,017)
Comprehensive income:
Net earnings                                 --              --              --              --              --       2,702,789
Net unrealized change in
   securities available for sale             --              --              --              --              --              --

Total comprehensive income                   --              --              --              --              --              --

Issuance of common stock for:
   Sale                               3,678,161              --         367,816              --       7,632,184              --
   Acquisition                          341,576              --          34,158              --         734,387              --
   Conversion of preferred              800,000        (400,000)         80,000        (800,000)        720,000              --
   Exercise of options                   51,500              --           5,150              --          59,776              --
Preferred stock dividend                     --              --              --              --              --        (274,630)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance as of March 31, 2001         12,145,921         184,615    $  1,214,592    $  2,999,994    $ 26,869,916    $(13,367,858)
                                   ============    ============    ============    ============    ============    ============
                                                   Accumulated
                                                      Other
                                                    Comprehen-         Total
                                     Treasury          sive        Shareholders'
                                       Stock          Income          Equity
                                   ------------    ------------    ------------
Balance as of March 31, 1998       $   (136,905)             --    $  6,816,408
Issuance of common stock for:
   Exercise of warrants                      --              --          15,000
   Exercise of options                       --              --         101,812
Cancellation of treasury shares         136,905              --              --
Net loss                                     --              --      (1,307,518)
Preferred stock dividend                     --              --        (303,999)
                                   ------------    ------------    ------------
Balance as of March 31, 1999                 --              --       5,321,703
Comprehensive income:
Net loss                                     --              --         (79,618)
Net unrealized change in
   securities available for sale             --         328,478         328,478
                                                                   ------------
Total comprehensive income                   --              --         248,860
                                                                   ------------
Issuance of common stock for:
   Sale                                      --              --       1,500,000
   Exercise of options                       --              --           1,875
   Compensation                              --              --          15,053
Preferred stock dividend                     --              --        (303,999)
                                   ------------    ------------    ------------
Balance as of March 31, 2000                 --         328,478       6,783,492
Comprehensive income:
Net earnings                                 --              --       2,702,789
Net unrealized change in
   securities available for sale             --        (218,360)       (218,360)
                                                                   ------------
Total comprehensive income                   --              --       2,484,429
                                                                   ------------
Issuance of common stock for:
   Sale                                      --              --       8,000,000
   Acquisition                               --              --         768,545
   Conversion of preferred                   --              --              --
   Exercise of options                       --              --          64,926
Preferred stock dividend                     --              --        (274,630)
                                   ------------    ------------    ------------
Balance as of March 31, 2001       $         --    $    110,118    $ 17,826,762
                                   ============    ============    ============


See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended March 31,
                                                           --------------------------------------------
                                                               2001            2000            1999
                                                           ------------    ------------    ------------
  Cash flows from operating activities:
    Net earnings (loss)                                    $  2,702,789    $    (79,618)   $ (1,307,518)
        Adjustments to reconcile net earnings
          (loss) to net cash provided by (used in)
          operating activities:
        Depreciation and amortization                         3,737,533       1,808,557       1,729,920
        Stock issued to directors and employees                      --          15,054              --
        Loss (gain) on sale of assets                          (536,486)         41,408          43,492
        Change in deferred income taxes                         965,008              --              --
        Changes in current assets and liabilities:
             Receivables                                     (3,157,961)       (632,670)         88,651
             Prepaid expenses                                   177,676        (335,361)        (40,571)
             Accounts payable                                 3,642,048       2,715,851        (400,875)
             Federal income taxes                                50,198              --              --
             Accrued expenses                                   853,045          (1,076)       (207,690)
                                                           ------------    ------------    ------------
  Net cash provided by (used in) operating activities         8,433,850       3,532,145         (94,591)
                                                           ------------    ------------    ------------
  Cash flows from financing activities:
       Proceeds from notes payable                           15,547,477       1,776,645              --
       Proceeds from subordinated debenture                   9,000,000              --              --
       Increase in other assets                                 (46,322)             --              --
       Payment of preferred dividends                          (160,614)             --         (64,000)
       Proceeds from exercise of options and warrants            64,926           1,875          90,375
       Proceeds from common stock                             8,000,000       1,500,000              --
       Payments of debt                                      (6,336,803)       (593,857)       (605,162)
                                                           ------------    ------------    ------------
  Net cash provided by (used in) in financing activities     26,068,664       2,684,663        (578,787)
                                                           ------------    ------------    ------------
  Cash flows from investing activities:
       Purchases of property and equipment:
          Acquisitions                                      (22,806,456)     (2,513,000)       (856,204)
          Other                                             (12,165,178)     (2,556,138)             --
       Purchase of securities available for sale                     --        (674,638)             --
       Proceeds from sale of marketable securities            1,039,597              --              --
       Proceeds from sale of property and equipment                  --          37,932         354,365
                                                           ------------    ------------    ------------
  Net cash used in investing activities                     (33,932,037)     (5,705,844)       (501,839)
                                                           ------------    ------------    ------------
  Net increase (decrease) in cash and cash equivalents          570,477         510,964      (1,175,217)
  Beginning cash and cash equivalents                         1,922,457       1,411,493       2,586,710
                                                           ------------    ------------    ------------
  Ending cash and cash equivalents                         $  2,492,934    $  1,922,457    $  1,411,493
                                                           ============    ============    ============
  Supplementary disclosure:
       Interest paid                                       $    760,821    $    351,126    $    319,596
       Income taxes paid                                        140,655          13,883          68,592
       Dividends accrued                                        274,630         303,999              --
       Conversion of preferred stock                            800,000              --              --
       Common stock issued for accrued compensation                  --              --          26,437
       Pioneer Drilling Co. acquisition:
          Common Stock issued                                   768,545              --              --
          Debt assumed                                        1,673,533              --              --
          Deferred taxes assumed                              4,214,195              --              --


See accompanying notes to consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Principles of Consolidation

         South Texas Drilling & Exploration, Inc. provides contract land drilling services to oil and gas exploration and production companies in the South Texas and East Texas markets. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Co., Ltd. The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated significant intercompany accounts and transactions in consolidation.

         We have prepared the accompanying consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing the financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of depreciation and amortization expense.

Income Taxes

         We file a consolidated federal income tax return with our subsidiaries using a December 31 year-end. In May 2001, we filed an application with the Internal Revenue Service to change our tax year-end to correspond to our March 31 fiscal year-end.

         Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," we follow the asset and liability method of accounting for income taxes, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure our deferred tax assets and liabilities by using the enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Under SFAS No. 109, we reflect in income the effect of a change in tax rates on deferred tax assets and liabilities in the period during which the change occurs.

Earnings (Loss) Per Common Share

         We compute and present earnings (loss) per common share in accordance with SFAS No. 128 "Earnings per Share." This standard requires dual presentation of basic and diluted earnings (loss) per share on the face of our statement of operations. For fiscal 2000 and 1999, we did not include the effect of securities such as warrants, options and preferred stock on loss per common share because it was antidilutive.

         The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS comparisons as required by SFAS 128:

                                                                  Year Ended March 31,
                                                        ----------------------------------------
                                                            2001          2000          1999
                                                        -----------   -----------    -----------
                        Basic
                        -----
Net earnings (loss)                                     $ 2,702,789   $   (79,618)   $(1,307,518)
Less:  Preferred stock dividends                            274,630       303,999        303,999
                                                        -----------   -----------    -----------
Earnings (loss) applicable to common shareholders       $ 2,428,159   $  (383,617)   $(1,611,517)
                                                        -----------   -----------    -----------
Weighted average shares                                  11,137,171     6,242,140      5,935,748
                                                        -----------   -----------    -----------
Earning (loss) per share                                $       .22   $     (0.06)   $     (0.27)
                                                        -----------   -----------    -----------

                       Diluted
                       -------
Earnings (loss) applicable to common shareholders       $ 2,428,159   $  (383,617)   $(1,611,517)
Effect of dilutive securities:
    Options                                                      --            --             --
    Preferred stock                                         274,630            --             --
                                                        -----------   -----------    -----------
Earnings (loss) available to common shareholders
    and assumed conversion                              $ 2,702,789   $  (383,617)   $(1,611,517)
                                                        -----------   -----------    -----------
Weighted average shares:
    Outstanding                                          11,137,171     6,242,140      5,935,748
    Options                                               1,771,864            --             --
    Preferred stock                                         992,066            --             --
                                                        -----------   -----------    -----------
                                                         13,901,101     6,242,140      5,935,748
                                                        -----------   -----------    -----------
Earnings (loss) per share                               $      0.19   $      (.06)   $      (.27)
                                                        ===========   ===========    ===========


Stock-based Compensation

         We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." We have elected to continue accounting for stock-based compensation under the intrinsic value method. Under this method, we record no compensation expense for stock option grants when the exercise price of the options granted is equal to the fair market value of our common stock on the date of grant. We have disclosed the pro forma effects of our adoption of SFAS No. 123 in Note 7.

Revenue and Cost Recognition

         We earn our contract drilling revenues under daywork, turnkey and footage contracts. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each well. Individual wells are usually completed in less than 60 days.

         We accrue estimated contract costs on turnkey and footage contracts for each day of work completed based on our estimate of the total cost to complete the contract divided by our estimate of the number of days to complete the contract. Contract costs include labor, materials, supplies, repairs and maintenance and operating overhead allocations. We charge general and administrative expenses to expense as we incur them. Changes in job performance, job conditions and estimated profitability on uncompleted contracts may result in revisions to costs and income, including losses, which we recognize in the period in which we determine the revisions.

         The asset "contract drilling in progress" represents revenues we have recognized in excess of amounts billed on contracts in progress.

Prepaid Expenses

         Prepaid expenses include items such as insurance and licenses. We routinely expense these items in the normal course of business over the periods these expenses benefit.

Property and Equipment

         We provide for depreciation of our drilling, transportation and other equipment using the straight-line method over useful lives that we have estimated and that range from three to 12 years. During the fiscal year ended March 31, 2000, we increased the estimated useful lives of our drilling rigs to reflect our historical experience with regard to our drilling rigs. The change in estimated useful lives reduced our depreciation expense in fiscal 2000 by approximately $144,000 and our loss per common share, basic and diluted, by $0.02.

         We charge our expenses for maintenance and repairs to operations. We charge our expenses for renewals and betterments to the appropriate property and equipment accounts.

         We review our long-lived assets and intangible assets for impairment whenever events or circumstances provide evidence that suggests that we may not recover the carrying amounts of any of these assets. In performing the review for recoverability, we estimate the future cash flows we expect to obtain from the use of each asset and its eventual disposition. If the sum of these estimated future cash flows is less than the carrying amount of the asset, we recognize an impairment loss.

Cash Equivalents

         For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Investment Securities

         We carry our available-for-sale investment securities at their fair values. Investment securities consist of common stock. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. As of March 31, 2001, these securities had an aggregate cost of $171,527, a gross unrealized gain of $166,868 and an aggregate fair value of $338,395. As of March 31, 2000, these securities had an aggregate cost of $674,638, a gross unrealized gain of $328,478 and fair value of $1,003,116.

Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at their fair values. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," a "cash flow hedge," or a hedge of a foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. We do not expect that our adoption of SFAS No. 133 effective April 1, 2001 will have any impact on our financial condition or results of operations, as we do not have any derivative instruments and we do not engage in hedging activities.

2. ACQUISITIONS

         On September 29, 1999, we acquired the drilling operations of Howell Drilling, Inc., a San Antonio, Texas-based land drilling contractor. The acquisition included two drilling rigs, a Cabot 900 and a Cabot 750, drill pipe and drill collars, assorted spare drilling equipment, transportation equipment and office furniture and fixtures. We paid $2,513,000 for the Howell Drilling assets, including related professional fees, of which we financed $1,750,000 with a commercial loan. We accounted for the transaction as a purchase, and we have included the results of operations of the Howell Drilling assets in our statement of operations since the acquisition date. We allocated the purchase price based on the fair market values of the assets at the date of acquisition.

         On August 21, 2000, we acquired all the outstanding stock of Pioneer Drilling Co., a Corpus Christi, Texas-based land drilling contractor. Pioneer Drilling Co.'s assets included four land drilling rigs and associated machinery and equipment. Pioneer Drilling Co. owned three of its rigs and leased the fourth rig. The consideration we paid for the acquisition, after giving effect to a purchase price adjustment, was $11,500,000, consisting of a cash payment of $10,731,456, which we financed with long-term debt as described in note 3, and the issuance of 341,576 restricted shares of our common stock at $2.25 per share. We accounted for this acquisition as a purchase, and we have included the results of operations of Pioneer Drilling Co. in our statement of operations since the date of acquisition. We allocated the purchase price plus assumed liabilities and deferred tax liability of $4,214,195 to the assets and liabilities based on their relative fair values.

         On March 30, 2001, we acquired all the contract drilling assets of Mustang Drilling, Ltd., a land drilling contractor based in Henderson, Texas. These assets included four land drilling rigs and associated equipment. We paid $12,000,000 in cash for these assets. We financed this acquisition with $3,000,000 of the bank debt and the $9,000,000 subordinated debt described in note 3. We accounted for this acquisition as a purchase, and we have included the results of operations of these assets in our statement of operations since the date of acquisition. We allocated the purchase price to the assets based on their relative fair values.

         The following pro forma financial information gives effect to the Howell Drilling, Inc., Pioneer Drilling Co. and Mustang Drilling, Ltd. acquisitions as though they were effective as of the beginning of fiscal 2000. The information reflects our historical data and historical data from these acquired businesses for the twelve months ended March 31, 2001 and 2000. The pro forma information may not be indicative of the results we would have achieved had we completed these acquisitions on April 1, 1999, or of the results that we may achieve in the future. The pro forma information should be read in conjunction with the accompanying historical financial statements and the other notes to these financial statements.


                                               Pro Forma (Unaudited)
                                               Year Ended March 31,
                                            ---------------------------
                                                2001             2000
                                            ------------   ------------
Total revenues                              $ 71,362,826   $ 54,059,156
Net earnings (loss)                            2,544,362     (1,213,863)
Net earnings (loss) applicable to
   common shareholders                         2,269,732     (1,517,862)
Earnings (loss) per common share--Basic              .17           (.17)
Earnings (loss) per common share--Diluted            .15           (.17)

3. LONG-TERM DEBT, SUBORDINATED DEBT AND NOTE PAYABLE

         Our long-term debt is described below:

                                                                                       March 31,
                                                                             ----------------------------
                                                                                 2001            2000
                                                                             -----------     ------------
Note payable, secured by drilling equipment, due in monthly payments of $107,143 plus interest at prime (8% at March 31, 2001) plus 1.00%,
due August 2003                                                              $ 8,250,000     $         --

Note payable, secured by drilling equipment, land and improvements, due in monthly payments of $50,585, including interest at prime (8% at
March 31, 2001), due November 15, 2007                                         2,895,511               --

Notes payable, secured by drilling equipment, transportation equipment, land and improvements, due in monthly payments of $51,488 plus interest
at prime (9% at March 31, 2000) plus 1.75%, due November 2000                         --        3,627,381

Note payable to bank, secured by land and improvements,
due in monthly payments of $1,900 including interest at
the bank's prime rate (9% at March 31, 2001) plus
0.5%, due in September 2005                                                       68,283           84,442

Note payable to Small Business Administration, secured by second lien on land and improvements, due in monthly payments of $921 including
interest at 6.713%, due in November 2015                                          96,227           99,991

Notes payable to bank, secured by vehicles, due in monthly payments of
$1,133 including interest at the prime rate (8% at March 31, 2001), due
through May 2003                                                                  28,490           23,746

Note payable to seller, secured by drilling equipment, due in monthly installments of $5,000 plus interest at 10%, due in
June 2002                                                                         85,000          145,000
                                                                             -----------     ------------
                                                                              11,423,511        3,980,560
Less current installments                                                      1,695,839        3,713,493
                                                                             -----------     ------------
                                                                             $ 9,727,672     $    267,067
                                                                             ===========     ============


Long-term debt maturing each year subsequent to March 31, 2001 is as follows:

           2002                    $1,695,839
           2003                    $1,698,807
           2004                    $6,099,401
           2005                    $  450,706
           2006                    $  487,390
           after 2006              $  991,368

         On March 30, 2001, we issued a $9,000,000, 4.86% subordinated debenture to WEDGE Energy Services, L.L.C. We repaid this debenture on May 18, 2001 with short-term bank debt that we subsequently repaid with the proceeds from a sale of common stock to WEDGE. See Note 6.

         The $3,030,000 note payable to bank at March 31, 2001 is part of an aggregate $12,000,000 credit facility due March 29, 2002. Interest is at prime (8% at March 31, 2001) plus 1% due monthly.

         We have a $1,000,000 line of credit available from a bank. Any borrowings under this line of credit are secured by our trade receivables and bear interest at a rate of prime (8% at March 31, 2001) plus 1.0%. At March 31, 2001, we had no outstanding advances under this line of credit.

         At March 31, 2001, we were in compliance with all covenants applicable to our outstanding debt. Those covenants include, among others, the maintenance of ratios of debt to net worth, leverage, cash flow and capitalization. The notes also restrict the payment of dividends on common stock.

4. LEASES

         We lease real estate in Henderson, Texas and various equipment under noncancelable operating leases with future lease obligations and minimum capital lease payments as of March 31, 2001 as follows:

                                  Year Ended        Operating        Capital
                                   March 31,          Leases         Leases
                                  ----------        ---------       ---------
                                     2002           $ 91,296        $116,198
                                     2003             55,296         116,198
                                     2004             55,296         116,198
                                     2005             55,296         110,971
                                     2006             53,298          26,724
                                  Thereafter              --           8,901
                                                    --------        --------
         Total minimum lease payments               $310,482        $495,190
                                                    ========
         Less amounts representing interest
              (at rates ranging from 7.6% to 9.5%)                    83,934
                                                                    --------
         Present value of net minimum
              capital lease payments                                 411,256
         Less current installments of capital lease obligations       83,307
                                                                    --------
         Capital lease obligations, excluding current
              installments                                          $327,949
                                                                    ========


         Rent expense under these operating leases for the years ended March 31, 2001, 2000 and 1999 was $20,000, $0 and $0, respectively.

5. INCOME TAXES

         Our provision for income taxes consisted of the following:

                                  Year Ended March 31,
                          ------------------------------------
                             2001         2000         1999
                          ----------   ----------   ----------
Current tax -- federal    $   49,593   $       --   $       --
Current tax -- state         120,573       14,283       29,868
Deferred tax -- federal      965,008           --           --
                          ----------   ----------   ----------
                          $1,135,174   $   14,283   $   29,868
                          ==========   ==========   ==========

         In fiscal years 2001, 2000 and 1999, our expected tax, which we compute by applying the federal statutory rate of 34% to income (loss) before income taxes, differs from our income tax expense (benefit) as follows:


                                                   Year Ended March 31,
                                        -----------------------------------------
                                            2001           2000           1999
                                        -----------    -----------    -----------
Expected tax expense (benefit)          $ 1,304,907    $   (22,214)   $  (434,401)
Net operating loss carry forwards and
    valuation allowances                   (335,422)        22,214        434,401
State taxes                                  79,578         14,283         29,868
Other                                        86,111             --             --
                                        -----------    -----------    -----------
                                        $ 1,135,174    $    14,283    $    29,868
                                        ===========    ===========    ===========


         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax assets and liabilities were as follows:

                                                                                Year Ended March 31,
                                                                             -------------------------
                                                                                 2001         2000
                                                                             -----------   -----------
Deferred tax assets:
    Investment tax credit carry forwards                                     $        --   $     2,000
    Property and equipment, principally due to differences in depreciation            --        95,000
    Net operating loss carry forwards                                                 --     4,212,000
                                                                             -----------   -----------
    Total gross deferred tax assets                                                   --     4,309,000
    Less valuation allowance                                                          --    (4,309,000)
                                                                             -----------   -----------
    Total deferred tax assets                                                         --            --
                                                                             -----------   -----------
Deferred tax liabilities:
    Property and equipment, principally due to differences in depreciation     5,179,203            --
    Unrealized gain on securities available for sale                              56,750            --
                                                                             -----------   -----------
    Total deferred tax liabilities                                             5,235,953            --
                                                                             -----------   -----------
Net deferred tax liability                                                   $ 5,235,953   $        --
                                                                             ===========   ===========


         We had no valuation allowance for deferred tax assets as of March 31, 2001. At March 31, 2000, we had established a $4,309,000 valuation allowance for certain deferred tax assets, primarily for federal net operating losses. The net change for the valuation allowance for the year ended March 31, 2000 was a reduction of $618,000. During the year ended March 31, 2001, two events occurred which allowed us to reduce the valuation allowance account to zero. Approximately, $8,000,000 of federal net operating losses expired, thereby reducing both the deferred asset account and the valuation allowance account. In addition, as discussed in note 2, we acquired Pioneer Drilling Co. in a stock acquisition. Because of the low tax basis of the assets of Pioneer Drilling Co. and our expectation of future taxable income from the combined operations, all remaining federal net operating losses expected to be utilized reduced the allocation of the purchase price of the assets acquired and the related valuation allowance account.

         In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

6. EQUITY TRANSACTIONS

         In February 2000, we sold in a private placement, 1,153,846 shares of common stock to WEDGE Energy Services, L.L.C. for $1,500,000, or $1.30 per share. In May 2000, we completed a second private placement of 3,678,161 shares of common stock to WEDGE for $8,000,000, or $2.175 per share.

         In August 2000, we issued 341,576 shares of common stock at $2.25 per share as part of the consideration we paid in connection with our acquisition of Pioneer Drilling Co.

         In October 2000, the T.L.L. Temple Foundation converted its 400,000 shares of series A convertible preferred stock into 800,000 shares of common stock at $1.00 per share.

         Directors and employees exercised stock options and warrants for the purchase of 51,500 shares of common stock at prices ranging from $0.15 to $2.50 per share during the year ended March 31, 2001 and five thousand shares at $0.375 per share during the year ended March 31, 2000.

         In accordance with the terms of our Series B Preferred Stock Agreement, the conversion price was revised from $3.25 per share to $2.50 per share as of January 20, 2001, the third anniversary of the date we entered into the Preferred Stock Agreement. This revision was based on the average trading price of our common stock for the 30 trading days preceding that anniversary date.

         On May 18, 2001, we retired the 4.86% subordinated debenture we issued to WEDGE on March 30, 2001 in connection with the Mustang Drilling, Ltd. acquisition. We funded the repayment of the $9,000,000 face amount of the debenture, together with the payment of $59,535 of accrued interest, with a short-term bank borrowing. We then sold an additional 2,400,000 shares of our common stock to WEDGE in a private placement for $9,048,000, or $3.77 per share. We used the proceeds from this sale to fund the repayment of the short-term bank borrowing.

7. STOCK OPTIONS, WARRANTS AND STOCK OPTION PLAN

         Under our stock option plans, employee stock options generally become exercisable over a five-year period, and all options generally expire 10 years after the date of grant. Our plan provides that all options must have an exercise price not less than the fair market value of our common stock on the date of grant. Accordingly, as we discussed in Note 1, we do not recognize any compensation expense relating to these options in our results of operations.

         The following table provides information relating to our outstanding stock options and warrants at March 31, 2001, 2000 and 1999:

                                          2001                        2000                        1999
                               -------------------------   -------------------------   -------------------------
                                 SHARES                      SHARES                      SHARES
                               ISSUABLE ON    EXERCISE     ISSUABLE ON    EXERCISE     ISSUABLE ON    EXERCISE
                               EXERCISE OF    PRICE PER    EXERCISE OF    PRICE PER    EXERCISE OF    PRICE PER
                                 OPTIONS        SHARE        OPTIONS        SHARE        OPTIONS        SHARE
                               -----------   -----------   -----------   -----------   -----------   -----------
  Balance Outstanding
        Beginning of year       1,759,000    $ 0.15-1.50    1,694,000    $ 0.15-1.50    1,353,500    $  0.15-1.50
         Granted                  515,000    $ 2.25-4.60      720,000    $ .625-1.50      795,000    $ 0.75-1.438
         Exercised                (51,500)   $ 0.15-2.50       (5,000)   $     0.375     (168,587)   $ 0.375-1.38
         Canceled                 (45,000)   $0.375-1.50     (650,000)   $      0.75     (285,913)   $0.375-1.438
                                ---------    -----------    ---------    -----------    ---------    -----------
  Balance Outstanding
        End of year             2,177,500    $0.375-4.60    1,759,000    $ 0.15-1.50    1,694,000    $  0.15-1.50
                                =========    ===========    =========    ===========    =========    ============
  Options Exercisable
        End of year             1,172,500                   1,175,500                     862,000
                                =========                   =========                   =========


         As of March 31, 2001, there are no outstanding warrants.

         At March 31, 2001, the weighted average exercise price of our outstanding options was $1.12 per share and the weighted average exercise price of our exercisable options was $0.62 per share.

         On May 31, 2001, San Patricio Corporation exercised its option to acquire 150,000 shares of our common stock at $1.50 per share.

         We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, we have not recognized any compensation expense attributable to our stock option plan. If we had elected to recognize compensation cost based on the fair value of the options we granted at their respective grant dates as SFAS No. 123 prescribes, our net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts the table below indicates:

                                                          2001            2000             1999
                                                       ----------     -----------      -----------
Net earnings (loss)-as reported                        $2,702,789     $   (79,618)     $(1,307,518)
Net earnings (loss)-pro forma                           2,343,565        (232,664)      (1,372,858)
Net earnings (loss) per share-as reported-basic               .22           (0.06)           (0.27)
Net earnings (loss) per share-as reported-diluted             .19           (0.06)           (0.27)
Net earnings (loss) per share-pro forma-basic                 .19           (0.09)           (0.28)
Net earnings (loss) per share-pro forma-diluted               .17           (0.09)           (0.28)
Weighted-average fair value of options,
  granted during the year                                    2.29            0.47             0.31

         We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. This model assumed expected volatility of 117%, 72% and 70% and weighted average risk-free interest rates of 5.4%, 6.0% and 5.1% for grants in 2001, 2000 and 1999, respectively, and an expected life of five years. As we have not declared dividends since we became a public company, we did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of our common stock and overall stock market conditions. There is no assurance the value an optionee actually realizes will be at or near the value we have estimated using the Black-Scholes model.

8. BENEFIT PLAN

         During October 1999, we adopted a 401(k) retirement plan for our eligible employees. We may contribute, on a discretionary basis, a percentage of an eligible employee's annual contribution, which we determine annually. Our contributions for fiscal 2001 and 2000 were approximately $101,000 and $18,000, respectively.

9. BUSINESS SEGMENTS AND SUPPLEMENTARY EARNINGS INFORMATION

         Substantially all our operations relate to contract drilling of oil and gas wells. Accordingly, we classify all our operations in a single segment. Until fiscal 1999, we also engaged in oil and gas exploration, development and production operations.

         During the fiscal year ended March 31, 2001, our three largest customers accounted for 13.6%, 8.8% and 6.3%, respectively, of our total contract drilling revenue. None of those customers was a customer of ours in fiscal 2000. In fiscal 2000, our three largest customers accounted for 7.4%, 7.2% and 7.0%, respectively, of our total contract drilling revenue. None of those customers was our largest customer in fiscal 1999. In fiscal 1999, our largest customer accounted for 28% of our total contract drilling revenue and no other customer accounted for more than 10% of our contract drilling revenue.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and cash equivalents, trade receivables and payables and short-term debt:

         The carrying amounts of our cash and cash equivalents, trade receivables, payables and short-term debt approximate their fair values.

         Long-term debt:

         The carrying amount of our long-term debt approximates its fair value, as supported by the recent issuance of the debt and the variable interest rate applicable to substantially all the debt outstanding.

11. COMMITMENTS AND CONTINGENCIES

         As of March 31, 2001, we were constructing two new land drilling rigs and acquiring two additional land drilling rigs that we are refurbishing. The combined cost of these rigs will be approximately $23,000,000. As of March 31, 2001, we have recorded costs of approximately $4,767,000 including capitalized interest costs of approximately $56,000.

         On June 28, 2000, one of our former employees, Jesse J. Sanchez, filed a petition against us in the District Court for the 341st District in Webb County, Texas. The petition asserts a claim for injuries allegedly resulting from an accident involving one of our drilling rigs. The petition alleges, among other things, that we intentionally failed to furnish Mr. Sanchez with a safe workplace and that we believed our conduct was substantially certain to cause Mr. Sanchez's injuries and related damages his wife and children allegedly sustained. He claims that his actual damages do not exceed $2 million, and he is seeking punitive damages in excess of $1 million. The petition also sets forth claims by or on behalf of Mr. Sanchez's wife and children against us for loss of consortium, support and services. In support of their claims, the Plaintiffs have alleged that Mr. Sanchez's injuries were caused by the use of alcohol and drugs by some of our other employees who were at the work site when the accident occurred. Along with us, the Plaintiffs have sued the well operator, the project engineer and an oilfield equipment manufacturer. We believe the substantive allegations the petition contains have no merit and that this action was brought to circumvent the workers' compensation insurance regime that should supply Mr. Sanchez's only recourse in this matter. We are defending against these claims vigorously.

         In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition or results of operations.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table summarizes quarterly financial data for 2001 and 2000 (in thousands, except per share data):

                                    First      Second      Third     Fourth
                                   Quarter     Quarter    Quarter    Quarter      Total
                                  --------    --------    --------   --------    --------
2001
Revenues                          $  8,868    $ 12,215    $ 14,682   $ 14,440    $ 50,205
Earnings from operations               684         491         665      2,034       3,874
Net earnings                           649         383         258      1,413       2,703
Net earnings applicable
  to common shareholders               573         307         196      1,352       2,428
Earnings per share:
  Basic                               0.06        0.03        0.02       0.11        0.22
  Diluted                             0.05        0.03        0.02       0.09        0.19

2000
Revenues                          $  3,112    $  3,304    $  7,194   $  5,873    $ 19,483
Earnings (loss) from operations         73          15         187        (34)        241
Net earnings (loss)                     22         (34)         86       (154)        (80)
Net earnings (loss) applicable
  to common shareholders               (54)       (110)         10       (230)       (384)

Earnings (loss) per share
  Basic                              (0.01)      (0.02)         --      (0.03)      (0.06)
  Diluted                            (0.01)      (0.02)         --      (0.03)      (0.06)

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         In Items 10, 11, 12 and 13 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2001 Annual Meeting of Shareholders. We intend to file that definitive proxy statement with the SEC by July 29, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Please see the information appearing under the headings "Proposal
No. 1--Election of Directors" and "Executives and Executive Compensation" in the definitive proxy statement for our 2001 Annual Meeting of Shareholders for the information this Item 10 requires.

ITEM 11. EXECUTIVE COMPENSATION

         Please see the information appearing under the heading "Executives and Executive Compensation" in the definitive proxy statement for our 2001 Annual Meeting of Shareholders for the information this Item 11 requires.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Please see the information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for our 2001 Annual Meeting of Shareholders for the information this
Item 12 requires.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Please see the information appearing under the heading "Certain Transactions" in the definitive proxy statement for our 2001 Annual Meeting of Shareholders for the information this Item 13 requires.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)      Financial Statements.

                  See Index to Consolidated Financial Statements on page 15.

         (2)      Financial Statement Schedules:

                  Supplementary income statement information is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report. Schedule II - Valuation and Qualifying Accounts is filed as part of this report. All other financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

         (3) Exhibits. The following exhibits are filed as part of this report:

   EXHIBIT
   NUMBER                     DESCRIPTION
     2.1  --   Asset Purchase Agreement dated September 29, 1999 between Howell
               Drilling, Inc. and South Texas Drilling & Exploration, Inc.

     2.2  --   Asset Purchase Agreement dated February 14, 2001 between Mustang
               Drilling, Ltd., Michael T. Wilhite, Sr., Andrew D. Mills and
               Michael T. Wilhite, Jr.

     2.3  --   Stock Purchase Agreement dated July 21, 2000 between South Texas
               Drilling & Exploration, Inc. and the Shareholders of Pioneer
               Drilling Co., Inc.

     3.1  --   Articles of Incorporation of South Texas Drilling & Exploration,
               Inc., as amended.

     3.2  --   Bylaws of South Texas Drilling & Exploration, Inc.

     4.1  --   Loan Agreement dated August 11, 2000 between South Texas Drilling
               & Exploration, Inc. and The Frost National Bank.

     4.2  --   First Amendment to Loan Agreement dated December 31, 2000 between
               South Texas Drilling Co., Ltd. and The Frost National Bank.

     4.3  --   Loan Agreement dated March 30, 2001 between Pioneer Drilling Co.,
               Ltd. and The Frost National Bank.

     4.4  --   Promissory Note dated June 18, 1997 between South Texas Drilling
               & Exploration, Inc. and San Patricio Corporation.

     4.5  --   Debenture Purchase Agreement dated March 30, 2001 between South
               Texas Drilling & Exploration, Inc. and WEDGE Energy Services,
               L.L.C.

     4.6  --   Debenture Agreement dated March 30, 2001 between South Texas
               Drilling & Exploration, Inc. and WEDGE Energy Services, L.L.C.

     4.7  --   Subordination Agreement dated March 30, 2001 between South Texas
               Drilling & Exploration, Inc. and American Bank, N.A. regarding loan of $3,000,000.

     4.8  --   Subordination Agreement dated March 30, 2001 between South Texas
               Drilling & Exploration, Inc. and The Frost National Bank
               regarding loans of $1,000,000 and $9,000,000.

     4.9  --   Subordination Agreement dated March 30, 2001 between South Texas
               Drilling & Exploration, Inc. and The Frost National Bank
               regarding loans of $12,000,000.

    4.10  --   Agreement dated May 18, 2001 between South Texas Drilling &
               Exploration, Inc. and WEDGE Energy Services, L.L.C.

               South Texas Drilling & Exploration, Inc. and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of South Texas Drilling &

   EXHIBIT
   NUMBER                     DESCRIPTION
               Exploration, Inc. and its subsidiaries on a consolidated basis.
               Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K,
               South Texas Drilling & Exploration, Inc. agrees to furnish a copy of those instruments to the SEC on request.

     9.1  --   Voting Agreement dated June 18, 1997 between Robert R. Marmor,
               William D. Hibbetts, Wm. Stacy Locke, Alvis L. Dowell, Charles B
               Tichenor and Richard Phillips.

     9.2  --   Voting Agreement dated May 11, 2000 between Wm. Stacey Locke,
               Michael E. Little, South Texas Drilling & Exploration, Inc. and
               WEDGE Energy Services, L.L.C.

    10.1+ --   Executive Employment Agreement dated May 1, 1995 between South
               Texas Drilling & Exploration, Inc. and Wm. Stacy Locke.

    10.2+ --   First Amendment to Executive Employment Agreement dated November
               16, 1998 between South Texas Drilling & Exploration, Inc. and Wm.
               Stacy Locke.

    10.3+ --   Executive Employment Agreement dated November 16, 1998 between
               South Texas Drilling & Exploration, Inc. and Michael E. Little.

    10.4+ --   Second Amendment to Executive Employment Agreement dated August
               21, 2000 between South Texas Drilling & Exploration, Inc. and Wm.
               Stacy Locke.

    10.5+ -- South Texas Drilling & Exploration, Inc.'s 1995 Stock Plan and form of Stock Option Agreement.

    10.6+ --   Non-Statutory Stock Option Agreement dated June 18, 1997 between
               South Texas Drilling & Exploration, Inc. and San Patricio
               Corporation.

    10.7+ -- South Texas Drilling & Exploration, Inc.'s 1999 Stock Plan and form of Stock Option Agreement.

    10.8  --   Subscription Agreement dated February 17, 2000 between WEDGE
               Energy Services, L.L.C. and South Texas Drilling & Exploration,
               Inc.

    10.9  --   Common Stock Purchase Agreement dated May 11, 2000 between WEDGE
               Energy Services, L.L.C. and South Texas Drilling & Exploration,
               Inc.

   10.10  --   Common Stock Purchase Agreement dated May 18, 2001 between South
               Texas Drilling & Exploration, Inc. and WEDGE Energy Services,
               L.L.C.

   10.11  --   Registration Rights Agreement dated May 18, 2001 between WEDGE
               Energy Services, L.L.C. and South Texas Drilling & Exploration,
               Inc.

   10.12  --   Contract dated May 5, 2000 between IRI International Corporation and South Texas Drilling & Exploration, Inc. for the purchase of two drilling rigs.

    21.1  --   Subsidiaries of South Texas Drilling & Exploration, Inc.

   EXHIBIT
   NUMBER                     DESCRIPTION
    23.1  --   Consent of KPMG LLP.

---------
+        Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K.

         On March 22, 2001, we filed with the SEC a current report on Form 8-K to update our prior disclosure of a lawsuit styled Sanchez v. Michael Petroleum Corporation, et al. that had been filed against us and others in the District Court of Webb County, Texas.

                                   SCHEDULE II


                        Valuation and Qualifying Accounts

                                        Balance      Charged
                                          at         to Costs     Deductions     Balance
                                       Beginning        and          from           at
                                        of Year      Expenses      Accounts      Year End
                                       ---------     --------     ----------     --------
Year ended March 31, 1999:
Allowance for doubtful receivables     $ 140,000            --     $ 140,000           --
                                       =========     =========     =========     =========

Year ended March 31, 2000:
Allowance for doubtful receivables     $      --            --     $      --           --
                                       =========     =========     =========     =========

Year ended March 31, 2001:
Allowance for doubtful receivables     $      --            --     $      --           --
                                       =========     =========     =========     =========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOUTH TEXAS DRILLING & EXPLORATION, INC.

June 21, 2001                           By: /s/ MICHAEL E. LITTLE
                                            -----------------------------------
                                            Michael E. Little
                                            Chairman of the Board and Chief
                                            Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                           Title                          Date
    ---------                           -----                          ----
/s/ MICHAEL E. LITTLE
----------------------
Michael E. Little         Chairman, Chief Executive Officer and      June 21, 2001
                          Director (Principal Executive Officer)

/s/ WM. STACY LOCKE
----------------------
Wm. Stacy Locke           President, Chief Financial Officer and     June 21, 2001
                          Director (Principal Financial Officer)

/s/ WILLIAM D. HIBBETTS
-----------------------
William D. Hibbetts       Vice President, Chief Accounting           June 21, 2001
                          Officer, Secretary and Director
                          (Principal Accounting Officer)

/s/ C. JOHN THOMPSON
----------------------
C. John Thompson          Director                                   June 21, 2001

/s/ JAMES M. TIDWELL
----------------------
James M. Tidwell          Director                                   June 21, 2001

/s/ WILLIAM H. WHITE
----------------------
William H. White          Director                                   June 21, 2001

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
2.1          - Asset Purchase Agreement dated September 29, 1999 between
               Howell Drilling, Inc. and South Texas Drilling & Exploration,
               Inc.

2.2          - Asset Purchase Agreement dated February 14, 2001 between
               Mustang Drilling, Ltd., Michael T. Wilhite, Sr., Andrew D. Mills and Michael T. Wilhite, Jr.

2.3          - Stock Purchase Agreement dated July 21, 2000 between South
               Texas Drilling & Exploration, Inc. and the Shareholders of
               Pioneer Drilling Co., Inc.

3.1          - Articles of Incorporation of South Texas Drilling &
               Exploration, Inc., as amended.

3.2          - Bylaws of South Texas Drilling & Exploration, Inc.

4.1          - Loan Agreement dated August 11, 2000 between South Texas
               Drilling & Exploration, Inc. and The Frost National Bank.

4.2          - First Amendment to Loan Agreement dated December 31, 2000 between South Texas Drilling & Exploration, Inc. and The Frost
               National Bank.

4.3          - Loan Agreement dated March 30, 2001 between Pioneer Drilling
               Co., Ltd. and The Frost National Bank.

4.4          - Promissory Note dated June 18, 1997 between South Texas
               Drilling & Exploration, Inc. and San Patricio Corporation.

4.5          - Debenture Purchase Agreement dated March 30, 2001 between South
               Texas Drilling & Exploration, Inc. and WEDGE Energy Services,
               L.L.C.

4.6          - Debenture Agreement dated March 30, 2001 between South Texas
               Drilling & Exploration, Inc. and WEDGE Energy Services, L.L.C.

4.7          - Subordination Agreement dated March 30, 2001 between South
               Texas Drilling & Exploration, Inc. and American Bank, N.A.
               regarding loan of $3,000,000.

4.8          - Subordination Agreement dated March 30, 2001 between South
               Texas Drilling & Exploration, Inc. and The Frost National Bank regarding loans of $1,000,000 and $9,000,000.

4.9          - Subordination Agreement dated March 30, 2001 between South
               Texas Drilling & Exploration, Inc. and The Frost National Bank regarding loans of $12,000,000.

4.10         - Agreement dated May 18, 2001 between South Texas Drilling &
               Exploration, Inc. and WEDGE Energy Services, L.L.C.

               South Texas Drilling & Exploration, Inc. and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of South Texas Drilling & Exploration, Inc. and its subsidiaries on a consolidated basis. Pursuant to paragraph
               4(iii)(A) of Item 601(b) of Regulation S-K, South Texas Drilling
               & Exploration, Inc. agrees to furnish a copy of those instruments to the SEC on request.

9.1          - Voting Agreement dated June 18, 1997 between Robert R. Marmor,
               William D. Hibbetts, Wm. Stacy Locke, Alvis L. Dowell, Charles B
               Tichenor and Richard Phillips.

9.2          - Voting Agreement dated May 11, 2000 between Wm. Stacey Locke,
               Michael E. Little, South Texas Drilling & Exploration, Inc. and
               WEDGE Energy Services, L.L.C.

10.1+        - Executive Employment Agreement dated May 1, 1995 between South
               Texas Drilling & Exploration, Inc. and Wm. Stacy Locke.

10.2+        - First Amendment to Executive Employment Agreement dated
               November 16, 1998 between South Texas Drilling & Exploration,
               Inc. and Wm. Stacy Locke.

10.3+        - Executive Employment Agreement dated November 16, 1998 between
               South Texas Drilling & Exploration, Inc. and Michael E. Little.

10.4+        - Second Amendment to Executive Employment Agreement dated August
               21, 2000 between South Texas Drilling & Exploration, Inc. and
               Win. Stacy Locke.

10.5+        - South Texas Drilling & Exploration, Inc.'s 1995 Stock Plan and
               form of Stock Option Agreement.

10.6+        - Non-Statutory Stock Option Agreement dated June 18, 1997 between South Texas Drilling & Exploration, Inc. and San Patricio
               Corporation.

10.7+        - South Texas Drilling & Exploration, Inc.'s 1999 Stock Plan and
               form of Outside Directors' Stock Option Agreement and form of
               Incentive Stock Option Agreement.

10.8         - Subscription Agreement dated February 17, 2000 between WEDGE
               Energy Services, L.L.C. and South Texas Drilling & Exploration, Inc.

10.9         - Common Stock Purchase Agreement dated May 11, 2000 between
               WEDGE Energy Services, L.L.C. and South Texas Drilling &
               Exploration, Inc.

10.10        - Common Stock Purchase Agreement dated May 18, 2001 between
               South Texas Drilling & Exploration, Inc. and WEDGE Energy
               Services, L.L.C.

10.11        - Registration Rights Agreement dated May 18, 2001 between WEDGE
               Energy Services, L.L.C. and South Texas Drilling & Exploration,
               Inc.

10.12        - Contract dated May 5, 2000 between IRI International
               Corporation and South Texas Drilling & Exploration, Inc. for the purchase of two drilling rigs.

21.1           Subsidiaries of South Texas Drilling & Exploration, Inc.

23.1         - Consent of KPMG LLP.