Form 10-Q
period 2001-06-30
SOUTH TEXAS DRILLING & EXPLORATION INC
filed 2001-08-08
CIK 320575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

Commission File Number 2-70145

                    SOUTH TEXAS DRILLING & EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                              74-2088619
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

9310 Broadway, Bldg. 1, San Antonio, Texas                        78217
 (Address of principal executive offices)                       (Zip Code)

                                  210-828-7689
              (Registrant's telephone number, including area code)


   ---------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X  No
                                                        ---    ---

     As of August 7, 2001, there were 14,695,921 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,            March 31,
                                                                                         2001                 2001
                                                                                      ------------        ------------

ASSETS
Current assets
     Cash and cash equivalents                                                        $    564,579        $  2,492,934
     Securities available for sale                                                         342,550             338,395
     Receivables                                                                         7,458,954           2,777,467
     Contract drilling in progress                                                       1,843,581           2,331,112
     Prepaid expenses                                                                      301,223             312,276
                                                                                      ------------        ------------
        Total current assets                                                            10,510,887           8,252,184
                                                                                      ------------        ------------
Property and equipment, at cost                                                         66,494,305          60,309,726
Less accumulated depreciation and amortization                                          13,697,229          12,115,268
                                                                                      ------------        ------------
     Net property and equipment                                                         52,797,076          48,194,458
Other assets                                                                                36,393              46,322
                                                                                      ------------        ------------
        Total assets                                                                  $ 63,344,356        $ 56,492,964
                                                                                      ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to bank                                                            $  7,600,000        $  3,030,000
     Subordinated debenture                                                                     --           9,000,000
     Current installments of long-term debt and capital lease obligations                1,800,825           1,779,146
     Accounts payable                                                                    5,184,427           7,606,982
     Federal income tax                                                                  1,669,608              50,198
     Current deferred income taxes                                                          59,858              56,750
     Accrued preferred stock dividend                                                          720             766,581
     Accrued expenses                                                                    1,868,833           1,141,721
                                                                                      ------------        ------------
        Total current liabilities                                                       18,184,271          23,431,378
Long-term debt and capital lease obligations, less current installments                  9,685,573          10,055,621
Deferred income taxes                                                                    5,259,454           5,179,203
                                                                                      ------------        ------------
     Total liabilities                                                                  33,129,298          38,666,202
                                                                                      ------------        ------------
Shareholders' equity:
     Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value. Authorized 184,615 shares; issued and outstanding
       184,615 shares at June 30, 2001 and March
       31, 2001, respectively                                                            2,999,994           2,999,994
     Common stock $.10 par value. Authorized 30,000,000 shares, issued
       14,695,921 at June 30 and 12,145,921 shares at March 31, 2001                     1,469,592           1,214,592
     Additional paid-in capital                                                         35,887,916          26,869,916
     Accumulated deficit                                                               (10,253,609)        (13,367,858)
     Accumulated other comprehensive income
        Unrealized gain on securities available for sale                                   111,165             110,118
                                                                                      ------------        ------------
     Total shareholders' equity                                                         30,215,058          17,826,762
                                                                                      ------------        ------------
        Total liabilities and shareholders' equity                                    $ 63,344,356        $ 56,492,964
                                                                                      ============        ============

See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended June 30,
                                                                 2001                2000
                                                             ------------        ------------

Revenues:
    Contract drilling                                        $ 18,267,805        $  8,804,995
    Other                                                          98,875              63,257
                                                             ------------        ------------
        Total operating revenues                               18,366,680           8,868,252
                                                             ------------        ------------
Costs and expenses:
    Contract drilling                                          10,723,944           7,476,451
    Depreciation and amortization                               1,612,319             512,466
    General and administrative                                    738,116             195,021
                                                             ------------        ------------
        Total operating costs and expenses                     13,074,379           8,183,938
                                                             ------------        ------------
Earnings from operations                                        5,292,301             684,314
                                                             ------------        ------------
Other income (expense):
    Interest expense                                             (304,184)           (108,396)
    Interest income                                                12,342              87,084
                                                             ------------        ------------
        Total other income (expense)                             (291,842)            (21,312)
                                                             ------------        ------------
Earnings before income taxes                                    5,000,459             663,002
Income taxes                                                    1,826,210              14,410
                                                             ------------        ------------
    Net earnings                                                3,174,249             648,592
Preferred stock dividend requirements                              60,000              76,000
                                                             ------------        ------------
Net earnings applicable to common stockholders               $  3,114,249        $    572,592
                                                             ============        ============
Earnings per common share - Basic                            $       0.23        $       0.06
                                                             ============        ============
Earnings per common share - Diluted                          $       0.20        $       0.05
                                                             ============        ============
Weighted average number of shares outstanding - Basic          13,357,459           9,336,071
                                                             ============        ============
Weighted average number of shares outstanding -Diluted         16,188,765          12,356,231
                                                             ============        ============

See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended June 30,
                                                               2001                 2000
                                                            ------------        ------------

Cash flows from operating activities:
    Net earnings                                            $  3,174,249        $    648,592
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                            1,612,319             512,466
      Gain on sale of assets                                     (68,898)                 --
      Change in deferred income taxes                             80,251                  --
      Changes in current assets and liabilities:
        Receivables                                           (4,681,487)         (2,200,254)
        Contract drilling in progress                            487,531             302,879
        Prepaid expenses                                          11,053             362,098
        Accounts payable                                      (2,422,555)          1,195,850
        Federal income tax                                     1,619,410                  --
        Prepaid drilling contracts                                    --             101,800
        Accrued expenses                                         727,112             188,734
                                                            ------------        ------------
Net cash provided by operating activities                        538,985           1,112,165
                                                            ------------        ------------
Cash flows from financing activities:
    Proceeds from notes payable                               13,570,001             106,220
    Payments of debt                                         (18,348,370)           (178,154)
    Proceeds from exercise of options                            225,000                  --
    Proceeds from common stock                                 9,048,000           8,000,000
    Payment of preferred dividends                              (825,861)                 --
                                                            ------------        ------------
Net cash provided by financing activities                      3,668,770           7,928,066
                                                            ------------        ------------
Cash flows from investing activities:
    Purchase of property and equipment                        (6,226,026)         (2,129,242)
    Proceeds from sale of property and equipment                  89,916                  --
                                                            ------------        ------------
Net cash used in investing activities                         (6,136,110)         (2,129,242)
                                                            ------------        ------------
Net increase (decrease) in cash                               (1,928,355)          6,910,989
Beginning cash and cash equivalents                            2,492,934           1,922,457
                                                            ------------        ------------
Ending cash and cash equivalents                            $    564,579        $  8,833,446
                                                            ============        ============
Supplementary Disclosure:
    Interest paid                                           $    387,045        $    108,525
    Dividends accrued                                             60,000              76,000
    Income taxes paid                                             80,000                  --

See accompanying notes to condensed consolidated financial statements.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of South Texas Drilling & Exploration, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. We use the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109 for accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

4. As of June 30, 2001, we were constructing two new land drilling rigs and we were refurbishing another. The combined cost of these rigs will be approximately $20,000,000. As of June 30, 2001, we have recorded costs of approximately $6,774,000, including capitalized interest costs of approximately $168,000, relating to these rigs. We are financing the addition of these rigs with borrowings under our existing $12,000,000 credit facility and cash flow from operations. As of June 30, 2001, we had drawn $7,500,000 under our credit facility at prime (6.75% at June 30, 2001) plus 1% interest due monthly. The credit facility is scheduled to expire March 29, 2002. Borrowings under the facility are secured by drilling equipment and a $6,000,000 letter of credit provided by one of our shareholders, WEDGE Energy Services, L.L.C. ("WEDGE"). In addition, we are in the process of securing additional financing to complete our current capital projects.

5. On May 18, 2001, we retired our 4.86% subordinated debenture we issued to WEDGE on March 30, 2001 in connection with the Mustang Drilling, Ltd. acquisition. We funded the repayment of the $9,000,000 face amount of the debenture, together with the payment of $59,535 of accrued interest, primarily with a short-term bank borrowing. We then sold an additional 2,400,000 shares of our common stock to WEDGE in a private placement for $9,048,000, or $3.77 per share. We used the proceeds from this sale to fund the repayment of the short-term bank borrowing. On May 31, 2001, San Patricio Corporation exercised its option to acquire 150,000 shares of our common stock at $1.50 per share.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by SFAS No. 128:

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                    2001               2000
                                                 -----------       -----------

                Basic
Net earnings                                     $ 3,174,249       $   648,592
Less: Preferred stock dividends                       60,000            76,000
                                                 -----------       -----------
Earnings applicable to common shareholders       $ 3,114,249       $   572,592
                                                 ===========       ===========
Weighted average shares                           13,357,459         9,336,071
                                                 ===========       ===========
Earning per share                                $      0.23       $      0.06
                                                 ===========       ===========

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                    2001               2000
                                                 -----------       -----------

               Diluted
Earnings applicable to common shareholders       $ 3,114,249       $   572,592
Effect of dilutive securities:
     Options                                              --                --
     Preferred stock                                  60,000            76,000
                                                 -----------       -----------
Earnings available to common shareholders
     and assumed conversion                      $ 3,174,249       $   648,592
                                                 ===========       ===========
Weighted average shares:
     Outstanding                                  13,357,459         9,336,071
     Options                                       1,632,268         1,297,085
     Preferred stock                               1,199,038         1,723,075
                                                 -----------       -----------
                                                  16,188,765        12,356,231
                                                 ===========       ===========
Earnings per share                               $      0.20       $      0.05
                                                 ===========       ===========

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors.

Liquidity and Capital Resources

     Our cash and cash equivalents at June 30, 2001 were $564,579 compared to $2,492,934 at March 31, 2001. Our current ratio, which we calculate by dividing our current assets by our current liabilities, at June 30, 2001 was 0.58, compared to 0.35 at March 31, 2001. Our working capital deficit decreased to $7,673,384 at June 30, 2001 from $15,179,194 at March 31, 2001. The primary reason for the improvement in our current ratio and our working capital deficit was our repayment of our $9,000,000 subordinated debt which was included in current liabilities at March 31, 2001. We also have included in current liabilities $7,500,000 borrowed under our $12,000,000 credit facility at June 30, 2001 as compared to $3,030,000 borrowed at March 31, 2001. Our accounts receivable increased to $7,458,954 at June 30, 2001 from $2,777,467 at March 31, 2001, and contract drilling in progress decreased to $1,843,581 at June 30, 2001 from $2,331,112 at March 31, 2001. The substantial increase in the combination of accounts receivable and contract drilling in progress was due to our utilization of 16 rigs in the quarter ended June 30, 2001 compared to 12 rigs at March 31, 2001, an increase in daywork rates and the termination of turnkey contracts, which are usually paid within 10 days of completion as opposed to daywork, which are usually paid in approximately 30 days.

     Since March 31, 2001, the additions to our property and equipment were $6,226,026. Additions consisted of the following:

            Rigs under construction                    $   4,201,514
            Other drilling equipment                       1,356,689
            Transportation equipment                         497,268
            Other                                            170,555
                                                       -------------
                                                       $   6,226,026
                                                       =============

     Our debt obligations in the form of notes payable decreased by a net of $4,778,369 from March 31, 2001 to June 30, 2001. This decrease resulted from our repayment of $9,000,000 of subordinated debt on May 18, 2001 primarily with a short-term bank borrowing that we subsequently repaid with the proceeds from our May 18, 2001 issuance and sale of 2,400,000 shares of common stock to WEDGE Energy Services, L.L.C., at a purchase price of $3.77 per share. We also made payments of $348,370 on our other debt. We borrowed an additional $4,470,000 under our $12,000,000 credit facility with our primary lender due March 29, 2002. Borrowings under this credit facility are secured by drilling equipment and a $6,000,000 letter of credit provided by WEDGE. We also had an outstanding balance of $100,000 under a bank line of credit at June 30, 2001. Our bank loans contain various covenants pertaining to leverage ratios, cash flow coverage ratios and capitalization or net worth ratios. Under these credit arrangements, we determine compliance with the ratios on an annual basis, except for the capitalization and net worth ratios, which we determine on a quarterly basis.

     Our accounts payable at June 30, 2001 were $5,184,427, a decrease of $2,422,555 from $7,606,982 at March 31, 2001. The decrease in accounts payable was primarily the result of payment of two invoices totaling approximately $1,500,000 relating to our construction of a new rig. These invoices were reflected in accounts payable at March 31, 2001.

     In May 2000, we ordered two new IRI 1700E Series land drilling rigs. These rigs will be equipped with several state-of-the-art technological advancements and will be capable of drilling wells in the depth range of 8,000 to 18,000 feet. We expect the first of these rigs to become operational in August 2001 and the second rig to become operational in September 2001. We are also acquiring an additional land drilling rig that we are refurbishing. As of June 30, 2001, we have spent approximately $6,774,000 on the construction of the two new rigs and the

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

refurbishment of the third rig that we contracted for in May 2001. We do not expect the combined cost of these rigs to exceed $20,000,000.

Results of Operations

     Our rig utilization rates for the quarters ended June 30, 2001 and 2000 were 98% and 83%, respectively. In our quarter ended June 30, 2001, we completed 1,441 revenue days, as compared to 606 revenue days in the corresponding quarter of 2000, an increase of 138%. This increase reflects the increase in our drilling rig fleet from eight to 17 rigs. In early June 2001, we activated our seventeenth rig, Rig 16, a Cabot 750 acquired in April 2001. At approximately the same time in June, we pulled Rig 6, an older rig, out of service to replace its mast and substructure and upgrade other components. We expect to return Rig 6 to service in August 2001.

     Our drilling margin increased to $7,544,000 for our quarter ended June 30, 2001 from $1,329,000 in the same quarter of 2000. The increase in 2001 over 2000 principally resulted from the 138% increase in the number of revenue days we completed in 2001 and an increase in drilling rates we charged under our drilling contracts. As a percentage of contract drilling revenue, our drilling margin was 41% in 2001 and 15% in 2000, respectively.

     Our depreciation and amortization expense in the quarter ended June 30, 2001 increased to $1,612,000 from $512,000 in the quarter ended June 30, 2000. The increase resulted from a combination of increased depreciation expense due to the Mustang Drilling and Pioneer Drilling Co. acquisitions and the major refurbishment of four rigs from our original rig fleet during the fiscal year ended March 31, 2001.

     Our general and administrative expenses increased to $738,000 in the quarter ended June 30, 2001 from $195,000 in the quarter ended June 30, 2000. The increase resulted from increased payroll costs and legal and professional fees.

     Our contract land drilling operations are subject to various federal and state laws and regulations designed to protect the environment. Maintaining compliance with these regulations is part of our day-to-day operating procedures. We are not aware of any potential clean-up obligations that would have a material adverse effect on our financial condition or results of operations.

Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually using a fair-value based approach. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We will be required to apply these new standards beginning April 1, 2002, except that for any business combinations we complete after June 30, 2001 the new standards will be currently effective. We do not expect the adoption of SFAS Nos. 141 and 142 to have any material effect on our results of operations.

Inflation

     As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in either of the periods reported.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk exposure related to changes in interest rates on most of our outstanding debt. At June 30, 2001, we had outstanding debt of $18,531,000 that was subject to variable interest rates, in each case based on an agreed percentage-point spread from the lender's prime interest rate. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $185,000 annually. We did not enter into these debt arrangements for trading purposes.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Exhibit No.          Description

         3.1*          -      Articles of Incorporation of South Texas Drilling
                              & Exploration, Inc., as amended (Form 10-K for the year ended March 31, 2001 (File No. 2-70145),
                              Exhibit 3.1).

         3.2*          -      Bylaws of South Texas Drilling & Exploration, Inc.
                              (Form 10-K for the year ended March 31, 2001 (File
                              No. 2-70145), Exhibit 3.2).

         4.1*          -      Agreement dated May 18, 2001 between South Texas
                              Drilling & Exploration, Inc. and WEDGE Energy
                              Services, L.L.C. (Form 10-K for the year ended
                              March 31, 2001 (File No. 2-70145), Exhibit 4.10).

         10.1*         -      Common Stock Purchase Agreement dated May 18, 2001
                              between South Texas Drilling & Exploration, Inc.
                              and WEDGE Energy Services, L.L.C. (Form 10-K for the year ended March 31, 2001 (File No. 2-70145),
                              Exhibit 10.10).

         10.2*         -      Registration Rights Agreement dated May 18, 2001
                              between WEDGE Energy Services, L.L.C. and South
                              Texas Drilling & Exploration, Inc. (Form 10-K for the year ended March 31, 2001 (File No. 2-70145),
                              Exhibit 10.11).

         10.3*         -      Contract dated May 5, 2000 between IRI
                              International Corporation and South Texas Drilling
                              & Exploration, Inc. for the purchase of two drilling rigs (Form 10-K for the year ended March
                              31, 2001 (File No. 2-70145), Exhibit 10.12).

----------

*    Incorporated by reference to the filing indicated.

(b)  Reports on Form 8-K.

     During the first quarter of fiscal 2002, we filed a Current Report on Form 8-K dated March 30, 2001 to report our issuance of a $9,000,000 principal amount, 4.86% subordinated debenture (the "4.86% Debenture") to WEDGE Energy Services, L.L.C

     We subsequently filed a Current Report on Form 8-K dated May 18, 2001 to report the retirement of the 4.86% Debenture and our issuance of 2,400,000 shares of common stock to WEDGE Energy Services, L.L.C.

            SOUTH TEXAS DRILLING & EXPLORATION, INC. AND SUBSIDIARIES

     Also during the first quarter of fiscal 2002, we filed a Current Report on Form 8-K/A to report detailed financial information relating to our previously reported acquisition of assets from Mustang Drilling, Inc. That Form 8-K/A included (i) the audited financial statements of Mustang Drilling, Inc. - Drilling and Trucking Division as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999 and (ii) pro forma financial information as of December 31, 2000 and for the year ended March 31, 2000 and the nine months ended December 31, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTH TEXAS DRILLING & EXPLORATION, INC.


                                /s/ Wm. Stacy Locke
                                ------------------------------------------------
                                Wm. Stacy Locke
                                President and Chief Financial Officer
                                (Principal Financial Officer and Duly Authorized Representative)

Dated: August 8, 2001