Form 10-Q
period 2001-09-30
PIONEER DRILLING CO
filed 2001-11-02
CIK 320575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

Commission File Number 2-70145

                            PIONEER DRILLING COMPANY
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


                Formerly SOUTH TEXAS DRILLING & EXPLORATION, INC.
                -------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

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

         As of October 31, 2001, there were 15,913,959 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,     March 31,
                                                                                 2001           2001
                                                                             ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    622,397    $  2,492,934
   Securities available for sale                                                  289,510         338,395
   Receivables                                                                  7,925,068       2,777,467
   Contract drilling in progress                                                1,524,356       2,331,112
   Prepaid expenses                                                               240,274         312,276
                                                                             ------------    ------------
      Total current assets                                                     10,601,605       8,252,184
                                                                             ------------    ------------

Property and equipment, at cost                                                74,374,189      60,309,726
Less accumulated depreciation and amortization                                 14,945,549      12,115,268
                                                                             ------------    ------------
   Net property and equipment                                                  59,428,640      48,194,458
Other assets                                                                       26,516          46,322
                                                                             ------------    ------------
      Total assets                                                           $ 70,056,761    $ 56,492,964
                                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to bank                                                     $ 12,250,000    $  3,030,000
   Subordinated debenture                                                              --       9,000,000
   Current installments of long-term debt and capital lease obligations         1,813,559       1,779,146
   Accounts payable                                                             5,574,902       7,606,982
   Federal income tax                                                             620,437          50,198
   Current deferred income taxes                                                   41,294          56,750
   Accrued preferred stock dividend                                                    --         766,581
   Accrued expenses                                                             1,789,651       1,141,721
                                                                             ------------    ------------
      Total current liabilities                                                22,089,843      23,431,378

Long-term debt and capital lease obligations, less current installments         9,208,940      10,055,621
Deferred income taxes                                                           5,983,658       5,179,203
                                                                             ------------    ------------
      Total liabilities                                                        37,282,441      38,666,202
                                                                             ------------    ------------

Shareholders' equity:
   Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value. Authorized 184,615 shares;
      issued and outstanding 184,615 shares at March 31, 2001                          --       2,999,994
   Common stock $.10 par value. Authorized 100,000,000 shares, issued 15,913,959 at September 30 and 12,145,921 shares at March 31,
      2001                                                                      1,591,395       1,214,592
   Additional paid-in capital                                                  38,781,096      26,869,916
   Accumulated deficit                                                         (7,674,860)    (13,367,858)
   Accumulated other comprehensive income
      Unrealized gain on securities available for sale                             76,689         110,118
                                                                             ------------    ------------
   Total shareholders' equity                                                  32,774,320      17,826,762
                                                                             ------------    ------------
      Total liabilities and shareholders' equity                             $ 70,056,761    $ 56,492,964
                                                                             ============    ============




See accompanying notes to condensed consolidated financial statements.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended              Six Months Ended
                                                                 September 30,                   September 30,
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Revenues:
   Contract drilling                                      $ 17,669,147    $ 12,178,551    $ 35,936,952    $ 20,983,544
   Other                                                        32,664          36,311         131,540          99,568
                                                          ------------    ------------    ------------    ------------
      Total operating revenues                              17,701,811      12,214,862      36,068,492      21,083,112
                                                          ------------    ------------    ------------    ------------

Costs and expenses:
   Contract drilling                                        10,873,318      10,634,411      21,597,261      18,110,862
   Depreciation and amortization                             1,954,837         842,412       3,567,156       1,354,878
   General and administrative                                  642,208         246,634       1,380,324         441,655
                                                          ------------    ------------    ------------    ------------
      Total operating costs and expenses                    13,470,363      11,723,457      26,544,741      19,907,395
                                                          ------------    ------------    ------------    ------------

Earnings from operations                                     4,231,448         491,405       9,523,751       1,175,717
                                                          ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                                           (223,343)       (197,191)       (527,527)       (305,587)
   Interest income                                               7,709         101,913          20,050         188,997
                                                          ------------    ------------    ------------    ------------
      Total other income (expense)                            (215,634)        (95,278)       (507,477)       (116,590)
                                                          ------------    ------------    ------------    ------------

Earnings before income taxes                                 4,015,814         396,127       9,016,274       1,059,127
Income taxes                                                 1,404,253          12,995       3,230,463          27,405
                                                          ------------    ------------    ------------    ------------
   Net earnings                                              2,611,561         383,132       5,785,811       1,031,722

Preferred stock dividend requirements                           32,814          76,000          92,814         152,000
                                                          ------------    ------------    ------------    ------------

Net earnings applicable to common stockholders            $  2,578,747    $    307,132    $  5,692,997    $    879,722
                                                          ============    ============    ============    ============

Earnings per common share - Basic                         $       0.17    $       0.03    $       0.40    $       0.09
                                                          ============    ============    ============    ============

Earnings per common share - Diluted                       $       0.15    $       0.03    $       0.35    $       0.08
                                                          ============    ============    ============    ============

Weighted average number of shares outstanding - Basic       15,248,205      11,111,591      14,307,998      10,228,683
                                                          ============    ============    ============    ============

Weighted average number of shares outstanding - Diluted     17,356,824      14,147,856      16,751,309      13,176,127
                                                          ============    ============    ============    ============





See accompanying notes to condensed consolidated financial statements.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended September 30,
                                                           2001            2000
                                                       ------------    ------------
Cash flows from operating activities:
   Net earnings                                        $  5,785,811    $  1,031,722
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                       3,567,156       1,354,878
      Gain on sales of assets                               (80,008)             --
      Change in deferred income taxes                       804,455              --
      Changes in current assets and liabilities:
          Receivables                                    (5,147,601)     (2,614,624)
          Contract drilling in progress                     806,756      (4,341,353)
          Prepaid expenses                                   72,002         218,083
          Accounts payable                               (2,032,080)      5,971,426
          Federal income tax                                570,239         459,964
          Accrued expenses                                  647,930         608,591
                                                       ------------    ------------
Net cash provided by operating activities                 4,994,660       2,688,687
                                                       ------------    ------------

Cash flows from financing activities:
   Proceeds from notes payable                           18,711,042      12,106,221
   Payments of debt                                     (19,303,311)     (5,479,256)
   Proceeds from exercise of options                        239,990          12,500
   Proceeds from common stock                             9,048,000       8,000,000
   Payments of preferred dividends                         (859,395)       (145,183)
                                                       ------------    ------------
Net cash provided by financing activities                 7,836,326      14,494,282
                                                       ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                   (15,070,069)    (14,643,744)
   Proceeds from sale of property and equipment             368,546              --
                                                       ------------    ------------
Net cash used in investing activities                   (14,701,523)    (14,643,744)
                                                       ------------    ------------

Net increase (decrease) in cash                          (1,870,537)      2,539,225

Beginning cash and cash equivalents                       2,492,934       1,922,457
                                                       ------------    ------------
Ending cash and cash equivalents                       $    622,397    $  4,461,682
                                                       ============    ============

Supplementary Disclosure:
   Common stock issued in acquisition                            --         768,544
   Debt assumed in acquisition                                   --       1,549,329
   Liabilities assumed and deferred tax recorded in
     acquisition                                                 --       7,909,875
   Interest paid                                            644,981         245,059
   Dividends accrued                                         92,814         152,000
   Conversion of preferred stock                          2,999,994              --
   Income taxes paid                                      1,798,720              --



See accompanying notes to condensed consolidated financial statements.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements include the accounts of Pioneer Drilling Company (formerly South Texas Drilling & Exploration, Inc.) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

4. On May 18, 2001, we retired our 4.86% subordinated debenture we issued to WEDGE Energy Services, L.L.C. ("WEDGE") on March 30, 2001 in connection with the Mustang Drilling, Ltd. acquisition. We funded the repayment of the $9,000,000 face amount of the debenture, together with the payment of $59,535 of accrued interest, primarily with a short-term bank borrowing. We then sold an additional 2,400,000 shares of our common stock to WEDGE in a private placement for $9,048,000, or $3.77 per share. We used the proceeds from this sale to fund the repayment of the short-term bank borrowing. On May 31, 2001, San Patricio Corporation exercised its option to acquire 150,000 shares of our common stock at $1.50 per share. On August 20, 2001, the holders of our Series B 8% Convertible Preferred Stock converted all of the preferred stock into 1,199,038 shares of our common stock.

5. As of September 30, 2001, we were constructing one new land drilling rig and we were refurbishing another. The combined cost of these rigs will be approximately $14,000,000. As of September 30, 2001, we have recorded costs of approximately $5,450,000, including capitalized interest costs of approximately $129,000, relating to these rigs. We are financing the addition of these rigs with borrowings under our existing $12,000,000 credit facility and cash flow from operations. As of September 30, 2001, we had drawn $ 11,850,000 under our credit facility at prime (6.00% at September 30, 2001) plus 1% interest due monthly. The credit facility is scheduled to expire March 29, 2002. Borrowings under the facility are secured by drilling equipment and a $6,000,000 letter of credit provided by WEDGE. This letter of credit was released on October 9, 2001 as described in Note 6.

6. On October 9, 2001, we issued a 6.75% five year $18,000,000 convertible subordinated debenture, Series A, to WEDGE. The debenture is convertible into 4,500,000 shares of common stock at $4.00 per share. We will use approximately $9,000,000 of the proceeds to complete the two rigs described in Note 5. Approximately $6,000,000 was used to reduce the $12,000,000 credit facility described in Note 5 to $6,000,000. Our bank lender released the letter of credit provided by WEDGE. The balance of the proceeds will be used for drilling equipment and working capital.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by SFAS No. 128:

                                                             Three Months Ended               Six Months Ended
                                                                September 30,                   September 30,
                                                       -----------------------------   -----------------------------
                                                            2001            2000            2001            2000
                                                       -------------   -------------   -------------   -------------
          Basic
          Net earnings                                 $   2,611,561   $     383,132   $   5,785,811   $   1,031,722
          Less: Preferred stock dividends                     32,814          76,000          92,814         152,000
                                                       -------------   -------------   -------------   -------------
          Earnings applicable to common shareholders   $   2,578,747   $     307,132   $   5,692,997   $     879,722
                                                       =============   =============   =============   =============
          Weighted average shares                         15,248,205      11,111,591      14,307,998      10,228,683
                                                       =============   =============   =============   =============
          Earnings per share                           $        0.17   $        0.03   $        0.40   $        0.09
                                                       =============   =============   =============   =============

                                                             Three Months Ended               Six Months Ended
                                                               September 30,                    September 30,
                                                       -----------------------------   -----------------------------
                                                             2001           2000           2001             2000
                                                       -------------   -------------   -------------   -------------
          Diluted
          Earnings applicable to common shareholders   $   2,578,747   $     307,132   $   5,692,997   $     879,722
          Effect of dilutive securities:
              Preferred stock                                 32,814          76,000          92,814         152,000
                                                       -------------   -------------   -------------   -------------

          Earnings available to common shareholders
              and assumed conversion                   $   2,611,561   $     383,132   $   5,785,811   $   1,031,722
                                                       =============   =============   =============   =============
          Weighted average shares:
              Outstanding                                 15,248,205      11,111,591      14,307,998      10,228,683
              Options                                      1,456,968       1,313,190       1,519,462       1,224,369
              Preferred stock                                651,651       1,723,075         923,849       1,723,075
                                                       -------------   -------------   -------------   -------------
                                                          17,356,824      14,147,856      16,751,309      13,176,127
                                                       =============   =============   =============   =============
          Earnings per share                           $        0.15   $        0.03   $        0.35   $        0.08
                                                       =============   =============   =============   =============

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment.

Liquidity and Capital Resources

         Our cash and cash equivalents at September 30, 2001 were $622,397 compared to $2,492,934 at March 31, 2001. Our current ratio, which we calculate by dividing our current assets by our current liabilities, at September 30, 2001 was 0.48, compared to 0.35 at March 31, 2001. Our working capital deficit decreased to $11,488,238 at September 30, 2001 from $15,179,194 at March 31, 2001. The primary reason for the improvement in our current ratio and our working capital deficit was our repayment of our $9,000,000 subordinated debt which was included in current liabilities at March 31, 2001. We also have included in current liabilities $11,850,000 borrowed under our $12,000,000 credit facility at September 30, 2001 as compared to $3,030,000 borrowed at March 31, 2001. We also had an outstanding balance of $400,000 under our $1,000,000 bank line of credit at September 30, 2001. Our accounts receivable increased to $7,925,068 at September 30, 2001 from $2,777,467 at March 31, 2001, and contract drilling in progress decreased to $1,524,356 at September 30, 2001 from $2,331,112 at March 31, 2001. The substantial increase in the combination of accounts receivable and contract drilling in progress was due to our utilization of 18 rigs in the quarter ended September 30, 2001 compared to 12 rigs at March 31, 2001, an increase in daywork rates and the termination of turnkey contracts, which are usually paid within 10 days of completion as opposed to daywork, which are usually paid in approximately 30 days.

         Since March 31, 2001, the additions to our property and equipment were $15,070,069. Additions consisted of the following:


              Drilling rigs                      $10,801,637
              Other drilling equipment             3,590,985
              Transportation equipment               503,511
              Other                                  173,936
                                                 -----------
                                                 $15,070,069
                                                 ===========

         Our debt obligations in the form of notes payable decreased by a net of $592,269 from March 31, 2001 to September 30, 2001. This decrease resulted from our repayment of $9,000,000 of subordinated debt on May 18, 2001 primarily with a short-term bank borrowing that we subsequently repaid with the proceeds from our May 18, 2001 sale of 2,400,000 shares of common stock to WEDGE at a price of $3.77 per share. We also made payments of $812,269 on our other debt. We borrowed an additional $8,820,000 under our $12,000,000 credit facility with our primary lender due March 29, 2002. Borrowings under this credit facility are secured by drilling equipment and a $6,000,000 letter of credit provided by WEDGE. Our bank loans contain various covenants pertaining to leverage ratios, cash flow coverage ratios and capitalization or net worth ratios. Under these credit arrangements, we determine compliance with the ratios on an annual basis, except for the capitalization and net worth ratios, which we determine on a quarterly basis.

         On October 9, 2001, we issued a 6.75% five year $18,000,000 convertible subordinated debenture, Series A, to WEDGE. The debenture is convertible into 4,500,000 shares of common stock at $4.00 per share. We are using approximately $9,000,000 of the proceeds to complete the construction and refurbishment of two drilling rigs and approximately $6,000,000 to reduce the $12,000,000 credit facility with our primary lender to $6,000,000. Our primary bank lender released the letter of credit upon our pay down of the credit facility. The balance of the proceeds will be used for drilling equipment and working capital.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES

         Our accounts payable at September 30, 2001 were $5,574,902, a decrease of $2,032,080 from $7,606,982 at March 31, 2001. The decrease in accounts payable was primarily the result of payment of two invoices totaling approximately $1,500,000 relating to our construction of a new rig. These invoices were reflected in accounts payable at March 31, 2001.

         In May 2000, we ordered two new IRI 1700E Series land drilling rigs. These rigs are equipped with several state-of-the-art technological advancements and are capable of drilling wells in the depth range of 10,000 to 18,000 feet. The first of these rigs became operational in August 2001 and we expect the second rig to become operational in December 2001. We are also acquiring an additional land drilling rig that we are refurbishing. As of September 30, 2001, we have spent approximately $13,291,000 on the construction of the two new rigs and the refurbishment of the third rig that we contracted for in May 2001. We do not expect the combined cost of these rigs to exceed $22,000,000.

         On May 31, 2001, San Patricio Corporation exercised its option to acquire 150,000 shares of our common stock for $225,000 ($1.50 per share). On August 20, 2001, the holders of our Series B 8% convertible preferred stock converted all of the preferred stock into 1,199,038 shares of our common stock.

Results of Operations

         Our rig utilization rates for the quarters ended September 30, 2001 and 2000 were 87% and 96%, respectively. Our rig utilization rates for the six months ended September 30, 2001 and 2000 were 93% and 90%, respectively. In our quarter ended September 30, 2001, we completed 1,399 revenue days, as compared to 864 revenue days in the corresponding quarter of 2000, an increase of 62%. For the six months ended September 30, 2001, we completed 2,840 revenue days compared to 1,470 revenue days in 2000. This increase in revenue days during the periods reflects the increase in our drilling rig fleet from twelve to 18 rigs. In mid August 2001, we activated our eighteenth rig, Rig 7, one of the IRI 1700E rigs. In mid June 2001, we pulled Rig 6, an older rig, out of service to replace its mast and substructure and upgrade other components. We returned Rig 6 to service in September 2001. Two other rigs were pulled from service in late August 2001 for major repairs and upgrades. They have not yet returned to service.

         During the three and six months ended September 30, 2001 substantially all of our drilling revenues were derived from daywork contracts. During the same periods of the prior year, approximately 70% of our revenues were derived from turnkey contacts. Costs associated with the drilling of turnkey wells include items such as drilling fluids, casing, cementing, fuel and drill bits which are not provided under daywork contracts. These items are reflected in revenues and drilling costs in the three and six months ended September 30, 2000 as compared to the same periods of the current year.

         Our drilling margin increased to $6,795,829 for our quarter ended September 30, 2001 from $1,544,140 in the same quarter of 2000. The increase in 2001 over 2000 principally resulted from the 62% increase in the number of revenue days we completed in 2001 and an increase in drilling rates we charged under our drilling contracts. As a percentage of contract drilling revenue, our drilling margin was 38% in 2001 and 13% in 2000, respectively.

         Our drilling margin for the six months ended September 30, 2001 was $14,339,691 compared to $2,872,682 in 2000. As a percentage of contract drilling revenue, our drilling margin was 40% compared to 14% in the prior period.

         Our depreciation and amortization expense in the quarter ended September 30, 2001 increased to $1,954,837 from $842,412 in the quarter ended September 30, 2000. Our depreciation and amortization expense for the six months ended September 30, 2001 increased to $3,567,156 from $1,354,878 in the prior period. The increases in the current period resulted from a combination of increased depreciation expense due to the Mustang Drilling, Ltd. and Pioneer Drilling Co. acquisitions and the major refurbishment of four rigs from our original rig fleet during the prior period.

         Our general and administrative expenses increased to $642,208 in the quarter ended September 30, 2001 from $246,634 in the quarter ended September 30, 2000. For the six months ended September 30, 2001, our general

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES

and administrative expenses increased to $1,380,324 from $441,655 in the prior period. The increases resulted from increased payroll costs, legal and professional fees and investor relation costs.

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

Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of Statement No. 143 beginning April 1, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We do not expect the adoption of SFAS No. 143 to have any material effect on our results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually using a fair-value based approach. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We will be required to apply these new standards beginning April 1, 2002, except that for any business combinations initiated after June 30, 2001 the new standards will be currently effective. We do not expect the adoption of SFAS Nos. 141 and 142 to have any material effect on our results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company will be required to apply this standard beginning April 1, 2002. We do not expect the adoption of SFAS No. 144 to have any material effect on our results of operations.

Inflation

         As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in either of the periods reported.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk exposure related to changes in interest rates on most of our outstanding debt. At September 30, 2001, we had outstanding debt of $22,754,470 that was subject to variable interest rates, in each case based on an agreed percentage-point spread from the lender's prime interest rate. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $148,000 annually. We did not enter into these debt arrangements for trading purposes.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We have previously reported in our latest Annual Report on Form 10-K that one of our former employees, Jesse J. Sanchez, filed a petition against us in the District Court for the 341st District in Webb County, Texas. The petition asserts a claim for injuries resulting from an accident involving one of our drilling rigs. The petition alleges, among other things, that we intentionally failed to furnish Mr. Sanchez with a safe workplace and that we believed our conduct was substantially certain to cause Mr. Sanchez's injuries and related damages his wife and children allegedly sustained. By his Fifth Amended Original Petition, Mr. Sanchez has amended his claim such that he now claims his actual damages do not exceed $10 million, and continues to seek punitive damages in excess of the minimum jurisdictional limits of the court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 17, 2001, the annual meeting of the shareholders of the Company was held. At that meeting, Michael E. Little, Wm. Stacy Locke, William
D. Hibbetts, William H. White, James M. Tidwell and C. John Thompson were elected to the Board of Directors of the Company. The following matters were submitted to the shareholders of the Company for their approval:

         (1)      Election of Directors:

                  Michael E. Little. 13,615,003 votes were cast for and 27,200 votes were withheld.

                  Wm. Stacy Locke. 13,615,003 votes were cast for and 27,200 votes were withheld.

                  William D. Hibbetts. 13,615,003 votes were cast for and 27,200 votes were withheld.

                  William H. White. 13,606,003 votes were cast for and 36,200 votes were withheld.

                  James M. Tidwell. 13,615,003 votes were cast for and 27,200 votes were withheld.

                  C. John Thompson. 13,615,003 votes were cast for and 27,200 votes were withheld.

         (2) The shareholders voted to approve the amendment and restatement of ARTICLE ONE of our articles of incorporation to change our name to "Pioneer Drilling Company". 13,620,808 votes were cast for the matter, and 10,458 were cast against the matter. 0 votes were withheld, 10,937 votes were abstentions and 0 votes were broker non-votes.

         (3) The shareholders voted to approve the amendment and restatement of ARTICLE FOUR of our articles of incorporation to (1) increase the number of authorized shares of our common stock from 30,000,000 to 100,000,000 shares, (2) increase the number of authorized shares of our preferred stock from 1,000,000 to 10,000,000 shares and (3) amend the provisions authorizing our Board of Directors to establish series of unissued shares of our preferred stock by fixing and determining the designations, preferences, limitations and relative rights, including voting rights, of the shares of any series so established to the fullest extent provided for in the Texas Business Corporation Act. 11,593,111 votes were cast for the matter, and 62,230 were cast against the matter. 0 votes were withheld, 29,387 votes were abstentions and 1,961,109 votes were broker non-votes.

         (4) The shareholders voted to approve the amendment and restatement of Sections 1 and 3 of ARTICLE SEVEN of our articles of incorporation to change the structure of our Board of Directors to a classified

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES

board divided into three classes with staggered terms of office and to provide that members of our Board of Directors may not be removed except for cause. 11,325,223 votes were cast for the matter, and 284,774 were cast against the matter. 0 votes were withheld, 74,731 votes were abstentions and 1,961,109 votes were broker non-votes.

         (5) The shareholders voted to approve the amendment of our articles of incorporation by adding a new ARTICLE TWELVE that would increase the minimum percentage of the outstanding shares of our capital stock necessary to call a special meeting of our shareholders from 10% to 50%. 11,275,264 votes were cast for the matter, and 379,527 were cast against the matter. 0 votes were withheld, 29,937 votes were abstentions and 1,961,109 votes were broker non-votes.

         (6) The shareholders voted to approve the amendment and restatement of ARTICLE EIGHT of our articles of incorporation to delete its specific indemnification requirements with respect to our directors, officers and employees. 13,533,782 votes were cast for the matter, and 44,627 were cast against the matter. 0 votes were withheld, 63,794 votes were abstentions and 0 votes were broker non-votes.

         (7) The shareholders voted to approve the amendment and restatement of ARTICLE NINE of our articles of incorporation to make its provisions relating to contracts or transactions we may enter into with our directors or officers consistent with the provisions of Article 2.35-1 of the Texas Business Corporation Act. 11,618,418 votes were cast for the matter, and 31,548 were cast against the matter. 0 votes were withheld, 34,762 votes were abstentions and 1,961,109 votes were broker non-votes.

         (8) The shareholders voted to approve the amendment and restatement of ARTICLE ELEVEN of our articles of incorporation to conform its limitation on a director's liability to the provisions of Article 1302-7.06 of the Texas Miscellaneous Corporation Laws Act. 13,562,801 votes were cast for the matter, and 39,241 were cast against the matter. 0 votes were withheld, 40,161 votes were abstentions and 0 votes were broker non-votes.

         (9) The shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending March 31, 2002. 13,622,644 votes were cast for the matter, and 7,200 were cast against the matter. 0 votes were withheld, 12,359 votes were abstentions and 0 votes were broker non-votes.

ITEM 5.  OTHER INFORMATION

         On October 26, 2001, Dean A. Burkhardt of Houston, Texas was added to our Board of Directors by vote of the directors. Mr. Burkhardt is unaffiliated with us or any shareholder and is a member of our audit committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         Exhibit No.                 Description

         3.1       -      Articles of Amendment to the Articles of
                          Incorporation  of South Texas Drilling & Exploration,
                          Inc. (now known as Pioneer Drilling Company) dated
                          August 17, 2001.

         3.2*      -      Articles of Incorporation of South Texas Drilling &
                          Exploration, Inc. (now known as Pioneer Drilling
                          Company), as amended. (Form 10-K for the year ended
                          March 31, 2001 (File No. 2-70145, Exhibit 3.1).

----------

* Incorporated by reference to the filing indicated

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES

         (b)      Reports on Form 8-K.

         We did not file any reports on Form 8-K during the reporting period.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PIONEER DRILLING COMPANY



                                          /s/  Wm. Stacy Locke
                                          --------------------------------------
                                          Wm. Stacy Locke
                                          President and Chief Financial Officer
                                          (Principal Financial Officer and Duly
                                          Authorized Representative)

Dated:   October 31, 2001

                                 EXHIBIT INDEX

         Exhibit No.                 Description
         -----------                 -----------

         3.1       -      Articles of Amendment to the Articles of
                          Incorporation  of South Texas Drilling & Exploration,
                          Inc. (now known as Pioneer Drilling Company) dated
                          August 17, 2001.

         3.2*      -      Articles of Incorporation of South Texas Drilling &
                          Exploration, Inc. (now known as Pioneer Drilling
                          Company), as amended. (Form 10-K for the year ended
                          March 31, 2001 (File No. 2-70145, Exhibit 3.1).

----------

* Incorporated by reference to the filing indicated