Form 10-Q
period 2001-12-31
PIONEER DRILLING CO
filed 2002-02-08
CIK 320575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File Number 2-70145

                            PIONEER DRILLING COMPANY
             (Exact name of registrant as specified in its charter)

              TEXAS                                            74-2088619
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

9310 Broadway, Bldg. 1, San Antonio, Texas                       78217
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

     As of February 8, 2002, there were 15,922,459 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,          March 31,
ASSETS                                                                              2001                 2001
                                                                                 ------------        ------------
Current assets:
    Cash and cash equivalents                                                    $  7,165,258        $  2,492,934
    Securities available for sale                                                     292,825             338,395
    Receivables                                                                     7,367,520           2,777,467
    Contract drilling in progress                                                   1,617,015           2,331,112
    Prepaid expenses                                                                1,083,562             312,276
                                                                                 ------------        ------------
       Total current assets                                                        17,526,180           8,252,184
                                                                                 ------------        ------------

Property and equipment, at cost                                                    77,752,977          60,309,726
Less accumulated depreciation and amortization                                     11,155,516          12,115,268
                                                                                 ------------        ------------
    Net property and equipment                                                     66,597,461          48,194,458
Other assets                                                                           31,690              46,322
                                                                                 ------------        ------------
       Total assets                                                              $ 84,155,331        $ 56,492,964
                                                                                 ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                $  6,492,435        $  3,030,000
    Subordinated debenture                                                                 --           9,000,000
    Current installments of long-term debt and capital lease obligations            1,927,018           1,779,146
    Accounts payable                                                                6,070,582           7,606,982
    Federal income tax                                                                 49,108              50,198
    Current deferred income taxes                                                      42,454              56,750
    Accrued preferred stock dividend                                                       --             766,581
    Accrued expenses                                                                2,825,924           1,141,721
    Prepaid drilling contracts                                                        417,700                  --
                                                                                 ------------        ------------
       Total current liabilities                                                   17,825,221          23,431,378

Long-term debt and capital lease obligations, less current installments            26,644,633          10,055,621
Deferred income taxes                                                               6,354,239           5,179,203
                                                                                 ------------        ------------
       Total liabilities                                                           50,824,093          38,666,202
                                                                                 ------------        ------------

Shareholders' equity:
    Preferred stock, Series B, 8%, cumulative, convertible, $16.25 redemption and liquidation value.  Authorized 184,615 shares;
       issued and outstanding 184,615 shares at March 31, 2001                             --           2,999,994
    Common stock $.10 par value.  Authorized 100,000,000 shares, issued 15,922,459 at December 31 and 12,145,921 shares at March 31,
       2001                                                                         1,592,245           1,214,592
    Additional paid-in capital                                                     38,783,731          26,869,916
    Accumulated deficit                                                            (7,123,582)        (13,367,858)
    Accumulated other comprehensive income
       Unrealized gain on securities available for sale                                78,844             110,118
                                                                                 ------------        ------------
    Total shareholders' equity                                                     33,331,238          17,826,762
                                                                                 ------------        ------------
       Total liabilities and shareholders' equity                                $ 84,155,331        $ 56,492,964
                                                                                 ============        ============

See accompanying notes to condensed consolidated financial statements.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                       Nine Months Ended
                                                                   December 31,                            December 31,
                                                             2001               2000                2001                 2000
                                                         ------------        ------------        ------------        ------------

Revenues:
    Contract drilling                                    $ 16,514,838        $ 14,571,000        $ 52,451,790        $ 35,554,544
    Other                                                      24,058             111,405             155,598             210,973
                                                         ------------        ------------        ------------        ------------
        Total operating revenues                           16,538,896          14,682,405          52,607,388          35,765,517
                                                         ------------        ------------        ------------        ------------

Costs and expenses:
    Contract drilling                                      12,437,952          12,575,567          34,035,213          30,686,429
    Depreciation and amortization                           2,325,366           1,114,563           5,892,522           2,469,902
    General and administrative                                482,299             327,768           1,862,624             768,962
                                                         ------------        ------------        ------------        ------------
        Total operating costs and expenses                 15,245,617          14,017,898          41,790,359          33,925,293
                                                         ------------        ------------        ------------        ------------

Earnings from operations                                    1,293,279             664,507          10,817,029           1,840,224
                                                         ------------        ------------        ------------        ------------

Other income (expense):
    Interest expense                                         (480,506)           (326,419)         (1,008,033)           (632,006)
    Interest income                                            39,273              75,409              59,323             264,406
                                                         ------------        ------------        ------------        ------------
        Total other income (expense)                         (441,233)           (251,010)           (948,710)           (367,600)
                                                         ------------        ------------        ------------        ------------

Earnings before income taxes                                  852,046             413,497           9,868,319           1,472,624
Income taxes                                                  300,766             155,050           3,531,229             182,455
                                                         ------------        ------------        ------------        ------------
    Net earnings                                              551,280             258,447           6,337,090           1,290,169

Preferred stock dividend requirements                              --              62,630              92,814             214,630
                                                         ------------        ------------        ------------        ------------

Net earnings applicable to common stockholders           $    551,280        $    195,817        $  6,244,276        $  1,075,539
                                                         ============        ============        ============        ============

Earnings per common share - Basic                        $       0.03        $       0.02        $       0.42        $       0.10
                                                         ============        ============        ============        ============

Earnings per common share - Diluted                      $       0.03        $       0.02        $       0.36        $       0.09
                                                         ============        ============        ============        ============

Weighted average number of shares outstanding - Basic      15,919,502          11,985,943          14,847,120          10,816,566
                                                         ============        ============        ============        ============

Weighted average number of shares outstanding - Diluted    17,280,475          14,326,470          18,309,123          13,555,706
                                                         ============        ============        ============        ============

See accompanying notes to condensed consolidated financial statements.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended December 31,
                                                               2001                2000
                                                           ------------        ------------

Cash flows from operating activities:
   Net earnings                                            $  6,337,090        $  1,290,169
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                          5,892,522           2,469,902
       Gain on sales of assets                                   (2,462)                 --
       Deferred income taxes                                  1,175,036              56,500
       Changes in current assets and liabilities:
           Receivables                                       (4,590,053)         (1,844,909)
           Contract drilling in progress                        714,097          (2,050,538)
           Prepaid expenses                                    (771,286)            100,737
           Accounts payable                                  (1,536,400)          4,296,634
           Federal income tax                                    (1,090)            322,663
           Prepaid drilling contracts                           417,700              99,900
           Accrued expenses                                   1,684,201           1,168,946
                                                           ------------        ------------
Net cash provided by operating activities                     9,319,355           5,910,004
                                                           ------------        ------------

Cash flows from financing activities:
   Proceeds from notes payable                               37,467,888          12,106,221
   Payments of debt                                         (26,268,568)         (5,910,505)
   Decrease in other assets                                     (15,000)                 --
   Proceeds from exercise of options                            243,474              14,850
   Proceeds from common stock                                 9,048,000           8,000,000
   Payments of preferred dividends                             (859,395)           (160,614)
                                                           ------------        ------------
Net cash provided by financing activities                    19,616,399          14,049,952
                                                           ------------        ------------

Cash flows from investing activities:
   Purchase of property and equipment                       (24,921,631)        (17,953,836)
   Proceeds from sale of property and equipment                 658,201                  --
                                                           ------------        ------------
Net cash used in investing activities                       (24,263,430)        (17,953,836)
                                                           ------------        ------------

Net increase in cash                                          4,672,324           2,006,120

Beginning cash and cash equivalents                           2,492,934           1,922,457
                                                           ------------        ------------
Ending cash and cash equivalents                           $  7,165,258        $  3,928,577
                                                           ============        ============

Supplementary Disclosure:
   Common stock issued in acquisition                                --             768,544
   Debt assumed in acquisition                                       --           1,673,332
   Liabilities assumed and deferred tax recorded in
       acquisition                                                   --           5,344,225
   Interest paid                                                988,509             573,633
   Dividends accrued                                             92,814             214,630
   Conversion of preferred stock                              2,999,994             800,000
   Income taxes paid                                          2,320,000                  --

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

5. As of December 31, 2001, we were constructing one new land drilling rig. The cost of this rig will be approximately $8,000,000. As of December 31, 2001, we have recorded costs of approximately $7,415,000, including capitalized interest costs of approximately $223,800, relating to this rig. We were financing the addition of this rig with borrowings under a $6,000,000 (formerly $12,000,000) credit facility and cash flow from operations. The credit facility is scheduled to expire March 29, 2002. Borrowings under the facility are secured by drilling equipment and were also secured by a $6,000,000 letter of credit provided by WEDGE. This letter of credit was released on October 9, 2001 as described in
Note 6.

6. On October 9, 2001, we issued a 6.75% five year $18,000,000 convertible subordinated debenture, Series A, to WEDGE. The debenture is convertible into 4,500,000 shares of common stock at $4.00 per share. We used approximately $9,000,000 of the proceeds to complete the rig described in Note 5 and another rig which we accepted delivery of in October 2001. Approximately $6,000,000 was used to reduce the $12,000,000 credit facility described in Note 5 to $6,000,000. Our bank lender released the letter of credit provided by WEDGE. The balance of the proceeds will be used for drilling equipment and working capital.

                    PIONEER DRILLING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by SFAS No. 128:

                                                     Three Months Ended                   Nine Months Ended
                                                         December 31,                        December 31,
                                                 -----------------------------       -----------------------------
                                                    2001              2000              2001              2000
                                                 -----------       -----------       -----------       -----------

                Basic
Net earnings                                     $   551,280       $   258,447       $ 6,337,090       $ 1,290,169
Less:  Preferred stock dividends                          --            62,630            92,814           214,630
                                                 -----------       -----------       -----------       -----------
Earnings applicable to common shareholders       $   551,280       $   195,817       $ 6,244,276       $ 1,075,539
                                                 ===========       ===========       ===========       ===========
Weighted average shares                           15,919,502        11,985,943        14,847,120        10,816,566
                                                 ===========       ===========       ===========       ===========
Earnings per share                               $      0.03       $      0.02       $      0.42       $      0.10
                                                 ===========       ===========       ===========       ===========

                                                       Three Months Ended                   Nine Months Ended
                                                          December 31,                        December 31,
                                                 -----------------------------       -----------------------------
                                                    2001              2000              2001              2000
                                                 -----------       -----------       -----------       -----------

                Diluted
Earnings applicable to common shareholders       $   551,280       $   195,817       $ 6,244,276       $ 1,075,539
Effect of dilutive securities:
    Convertible debenture                     (1)         --                --           184,882                --
    Preferred stock                                       --            62,630            92,814           214,630
                                                 -----------       -----------       -----------       -----------
Earnings available to common shareholders
    and assumed conversion                       $   551,280       $   258,447       $ 6,521,972       $ 1,290,169
                                                 ===========       ===========       ===========       ===========
Weighted average shares:
    Outstanding                                   15,919,502        11,985,943        14,847,120        10,816,566
    Options                                        1,360,973         1,295,713         1,472,679         1,242,974
    Convertible debenture                     (1)         --                --         1,374,545                --
    Preferred stock                                       --         1,044,814           614,779         1,496,166
                                                 -----------       -----------       -----------       -----------
                                                  17,280,475        14,326,470        18,309,123        13,555,706
                                                 ===========       ===========       ===========       ===========
Earnings per share                               $      0.03       $      0.02       $      0.36       $      0.09
                                                 ===========       ===========       ===========       ===========

(1) Excluded because of the antidilutive effect for the three months ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment.

Market Conditions in our Industry

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

     Oil and natural gas prices rose sharply in calendar year 2000 and through mid 2001. The average price of natural gas for 2000 was $4.32 per mmbtu and for the period from January 1, 2001 through May 31, 2001 was $5.70. The average price of West Texas Intermediate crude for 2000 was $30.38 per barrel and for the period from January 1, 2001 through May 31, 2001 was $28.46. Natural gas prices began falling in mid 2001 and are currently in the $2.00 to $2.25 range. Oil prices have fallen to the $18.00 to $20.00 per barrel range.

     Primarily as a result of the increase in oil and natural gas prices, exploration and production companies increased their capital spending budgets in 2000 and early 2001. These increased spending budgets increased the demand for contract drilling services. The domestic land rig count climbed to 1,105 on May 31, 2001, representing an increase in the domestic land rig count of 181% since the low in April 1999 and of 23% since December 31, 1997. While market conditions improved in 2000 and into mid 2001, demand for contract land drilling services has declined in the last six months leading to a substantial reduction in the rates we are able to obtain for our services. The domestic land rig count was 714 as of February 1, 2002, a 35% decrease from May 31, 2001. We believe dayrates and rig utilization rates will remain depressed in our industry until prices for oil and natural gas begin to recover from their current levels.

Liquidity and Capital Resources

     Our cash and cash equivalents at December 31, 2001 were $7,165,258 compared to $2,492,934 at March 31, 2001. Our current ratio, which we calculate by dividing our current assets by our current liabilities, at December 31, 2001 was 0.98, compared to 0.35 at March 31, 2001. Our working capital deficit decreased to $299,041 at December 31, 2001 from $15,179,194 at March 31, 2001. The primary reason for the improvement in our current ratio and our working capital deficit was our repayment of $9,000,000 of subordinated debt which was included in current liabilities at March 31, 2001. We also have included in current liabilities $6,000,000 borrowed under our $6,000,000 credit facility at December 31, 2001 as compared to $3,030,000 borrowed at March 31, 2001. Our accounts receivable increased to $7,367,520 at December 31, 2001 from $2,777,467 at March 31, 2001, and contract drilling in progress decreased to $1,617,015 at December 31, 2001 from $2,331,112 at March 31, 2001. The substantial increase in the combination of accounts receivable and contract drilling in progress was due to our utilization of 19 rigs in the quarter ended December 31, 2001 compared to 12 rigs at March 31, 2001, an increase in daywork rates from several longer term contracts and a reduction in the number of turnkey contracts, which are usually paid within 10 days of completion as opposed to daywork, which are usually paid in approximately 30 days.

     Since March 31, 2001, the additions to our property and equipment were $24,921,631. Additions consisted of the following:

Drilling rigs                              $  18,485,971
Other drilling equipment                       5,664,143
Transportation equipment                         594,043
Other                                            177,474
                                           -------------
                                           $  24,921,631
                                           =============

     Our debt obligations in the form of notes payable and a convertible subordinated debenture increased by a net of $11,199,320 from March 31, 2001 to December 31, 2001. This increase resulted from the issuance of the $18,000,000 convertible debenture described below and additional borrowings on our $6,000,000 credit facility with our primary lender due March 29, 2002. As explained below, the credit facility was reduced from $12,000,000 to $6,000,000. We also made payments of $1,527,526 on our other long-term debt. Borrowings under the credit facility are secured by drilling equipment. Our bank loans contain various covenants pertaining to leverage ratios, cash flow coverage ratios and capitalization or net worth ratios and restrict us from the payment of dividends. Under these credit arrangements, we determine compliance with the ratios on an annual basis, except for the capitalization and net worth ratios, which we determine on a quarterly basis. As of December 31, 2001 we are in compliance with all covenants applicable to our outstanding debt. We are currently in discussions with our primary bank lender about extending the maturity date of the $6,000,000 credit facility due March 29, 2002 or converting it to a term loan payable in monthly installments.

     On October 9, 2001, we issued a 6.75% five year $18,000,000 convertible subordinated debenture, Series A, to WEDGE. The debenture is convertible into 4,500,000 shares of common stock at $4.00 per share. We used approximately $9,000,000 of the proceeds for the construction and refurbishment of two drilling rigs and approximately $6,000,000 to reduce a $12,000,000 credit facility with our primary lender to $6,000,000. Our primary bank lender released the letter of credit upon our pay down of the credit facility. The balance of the proceeds will be used for drilling equipment and working capital.

     We have a $1,000,000 line of credit with our primary bank lender. At December 31, 2001, there was no balance outstanding on this line. In addition, our primary bank lender has issued on our behalf two letters of credit totaling $2,050,000 to two workers compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate the lender will be required to fund these letters of credit.

Long-term debt and capital lease obligations maturing each year subsequent to December 31, 2001 are as follows:

                   Long term debt       Capital Leases
                   --------------       --------------

      2002           1,832,519               94,499
      2003           6,636,955              103,079
      2004             548,008              112,449
      2005             563,238               48,245
      2006          18,552,000               11,728
After 2006              68,930                   --

     Our accounts payable at December 31, 2001 were $6,070,582, a decrease of $1,536,400 from $7,606,982 at March 31, 2001. The decrease in accounts payable was primarily the result of a reduced level of turnkey contracts during the quarter ended December 31, 2001 compared to the quarter ended March 31, 2001.

     In May 2000, we ordered two new IRI 1700E Series land drilling rigs. These rigs are equipped with several state-of-the-art technological advancements and are capable of drilling wells in the depth range of 10,000 to 18,000 feet. The first of these rigs became operational in August 2001 and we expect the second rig to become operational in February 2002. We also acquired an additional land drilling rig that we refurbished. As of December 31, 2001, we have spent approximately $20,965,000 on the construction of the two new rigs and the refurbishment of the third rig that we contracted for in May 2001. We do not expect the combined cost of these rigs to exceed $22,000,000.

     On May 18, 2001, we sold an additional 2,400,000 shares of our common stock to WEDGE in a private placement for $9,048,000, or $3.77 per share. We used the proceeds from this sale to fund the repayment of the short-term bank borrowing.

     On May 31, 2001, San Patricio Corporation exercised its option to acquire 150,000 shares of our common stock for $225,000 ($1.50 per share). On August 20, 2001, the holders of our Series B 8% convertible preferred stock converted all of the preferred stock into 1,199,038 shares of our common stock.

Results of Operations

     We earn our revenues by drilling oil and gas wells. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice, usually on payment of a fee. However, we currently have several rigs on term contracts to provide drilling services on a daywork basis with expiration dates ranging from March to October of 2002. These term contracts include a per day termination rate approximately equal to 80% of the daywork rate on each contract.

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

     Due to the current reduced demand for drilling rigs, we have returned to bidding on turnkey contracts in an effort to improve margins and rig utilization.

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

     The asset "contract drilling in progress" represents revenues we have recognized in excess of amounts billed on contracts in progress. At December 31, 2001, contract drilling in progress included $38,110 of revenue on uncompleted turnkey and footage contracts for which no drilling margin was recognized.

     Our rig utilization rates for the quarters ended December 31, 2001 and 2000 were 75% and 90%, respectively. Our rig utilization rates for the nine months ended December 31, 2001 and 2000 were 87% and 90%, respectively. In our quarter ended December 31, 2001, we completed 1,304 revenue days, as compared to 989 revenue days in the corresponding quarter of 2000, an increase of 32%. For the nine months ended December 31, 2001, we completed 4,144 revenue days compared to 2,461 revenue days in 2000. This increase in revenue days during the periods reflects the increase in our drilling rig fleet from twelve to 19 rigs, including four rigs acquired from Mustang Drilling, Ltd. In mid August 2001, we activated Rig 7, one of the IRI 1700E rigs and in late October 2001 we activated Rig 21. In mid June 2001, we pulled Rig 6, an older rig, out of service to replace its mast and substructure and upgrade other components. We returned Rig 6 to service in September 2001. Two other rigs were pulled from service in late August 2001 for major repairs and upgrades. One of these rigs is returning to service in mid February.

     During the three and nine months ended December 31, 2001, 10% and 3%, respectively, of our drilling revenues were derived from turnkey contracts, 0% and 2%, respectively, from footage contracts and 90% and 95%, respectively, from daywork contracts. During the same periods of the prior year, 60% and 67%, respectively, of our revenues were derived from turnkey contacts, 1% and 2%, respectively, from footage contracts and 39% and 31%, respectively, from daywork contracts. Costs associated with the drilling of turnkey wells include items such as drilling fluids, casing, cementing, fuel and drill bits which are not provided under daywork contracts. Much more of these types of costs are reflected in revenues and drilling costs in the three and nine months ended December 31, 2000 as compared to the same periods of the current year.

     Our drilling margin increased to $4,076,886 for our quarter ended December 31, 2001 from $1,995,433 in the same quarter of 2000. Our drilling margin for the nine months ended December 31, 2001 was $18,416,577 compared to $4,868,115 in 2000. The increases in 2001 over 2000 principally resulted from the increase in the number of revenue days we completed in 2001 and increases in drilling rates we charged under our drilling contracts. As a percentage of contract drilling revenue, our drilling margin was 25% for the quarter ended December 31, 2001 compared to 14% in the same period of 2000. For the nine months ended December 31, 2001, our drilling margin was 35% compared to 14% in the prior period. The drilling margins for the three and nine months ended December 31, 2001 included approximately $478,000 and $705,000, respectively, related to footage and turnkey contracts. The margins in the 2000 periods are affected by the additional costs associated with turnkey contracts as described in the previous paragraph.

     Contract drilling costs for the three months ended December 31, 2001 include a charge of $500,000 related to the settlement of a lawsuit from 1998 involving an injury to a former employee and a $275,000 charge related to severance costs for a corporate officer. For more information about the lawsuit see Legal Proceedings on page 12.

     On December 20, 2001, we issued 450,000 non-qualified stock options exercisable at $3.00 per share to our new chief operating officer. One hundred fifty thousand of these options vested on December 20, 2001, and 100,000 shares will vest on December 20, 2002, December 20, 2003 and December 20, 2004.

     Our depreciation and amortization expense in the quarter ended December 31, 2001 increased to $2,325,366 from $1,114,563 in the quarter ended December 31, 2000. Our depreciation and amortization expense for the nine months ended December 31, 2001 increased to $5,892,522 from $2,469,902 in the comparable prior period. The increases in the current period resulted from a combination of increased depreciation expense due to the Mustang Drilling, Ltd. and Pioneer Drilling Co. acquisitions, the purchase of two rigs, the construction of one rig and the major refurbishment of four rigs from our original rig fleet during the prior period. The decrease in accumulated depreciation at December 31, 2001 from March 31, 2001 is due to our write-off of certain fully depreciated asset costs on rigs that we have recently refurbished and fully depreciated cost of drill pipe which is no longer suitable for our use.

     Our general and administrative expenses increased to $482,299 in the quarter ended December 31, 2001 from $327,768 in the quarter ended December 31, 2000. For the nine months ended December 31, 2001, our general and administrative expenses increased to $1,862,624 from $768,962 in the prior period. The increases resulted from increased payroll costs, legal and professional fees and investor relation costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk exposure related to changes in interest rates on some of our outstanding debt. At December 31, 2001, we had outstanding debt of $16,068,419 that was subject to variable interest rates, in each case based on an agreed percentage-point spread from the lender's prime interest rate. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $106,000 annually. We did not enter into these debt arrangements for trading purposes.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have previously reported in our latest Annual Report on Form 10-K and subsequent reports on Form 10-Q that one of our former employees, Jesse J. Sanchez, filed a petition against us in the District Court for the 341st District in Webb County, Texas. The petition asserted a claim for injuries resulting from an accident involving one of our drilling rigs. The petition alleged, among other things, that we intentionally failed to furnish Mr. Sanchez with a safe workplace and that we believed our conduct was substantially certain to cause Mr. Sanchez's injuries and related damages his wife and children allegedly sustained. By his Fifth Amended Original Petition, Mr. Sanchez amended his claim such that he claimed actual damages not exceed $10 million, and continued to seek punitive damages in excess of the minimum jurisdictional limits of the court. On December 19, 2001, we settled this claim for $500,000. The cost of this settlement is included in our results of operations for the quarter ended December 31, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits   None

     (b)  Reports on Form 8-K.   We did not file any reports on Form 8-K during
          the reporting period.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PIONEER DRILLING COMPANY

                                /s/  Wm. Stacy Locke
                                ----------------------------------------
                                Wm. Stacy Locke
                                President and Chief Financial Officer
                                (Principal Financial Officer and Duly Authorized Representative)

Dated: February 8, 2002