Form 10-Q
period 2002-06-30
PIONEER DRILLING CO
filed 2002-08-09
CIK 320575

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes ☒        No ☐

        As of August 6, 2002, there were 16,137,459 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$7,601,734	$5,383,045
Securities available for sale	—	337,309
Receivables	6,008,268	6,160,797
Contract drilling in progress	2,605,261	3,120,252
Federal income tax receivable	529,335	880,068
Prepaid expenses	513,210	634,747

Total current assets	17,257,808	16,516,218

Property and equipment, at cost	88,815,367	80,353,022
Less accumulated depreciation and depletion	14,823,777	13,621,396

Net property and equipment	73,991,590	66,731,626

Other assets	206,907	201,914

Total assets	$91,456,305	$83,449,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank	$6,139,456	$6,329,925
Current installments of long-term debt and capital lease obligations	1,928,434	1,945,989
Accounts payable	7,580,449	6,507,169
Current deferred income taxes	—	56,366
Accrued payroll	933,143	792,805
Accrued expenses	1,124,216	1,185,237

Total current liabilities	17,705,698	16,817,491
Long-term debt and capital lease obligations, less current installments	32,633,676	26,118,601
Deferred income taxes	7,960,453	7,170,661

Total liabilities	58,299,827	50,106,753

Shareholders' equity:
Common stock $.10 par value. Authorized 100,000,000 shares, issued 16,137,459 at June 30, 2002 and 15,922,459 shares at March 31, 2002	1,613,745	1,592,245
Additional paid-in capital	38,856,721	38,783,731
Accumulated deficit	(7,313,988)	(7,142,387)
Accumulated other comprehensive income — unrealized gain on securities available for sale	—	109,416

Total shareholders' equity	33,156,478	33,343,005

Total liabilities and shareholders' equity	$91,456,305	$83,449,758

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2002	2001
Revenues:
Contract drilling	$18,431,177	$18,267,805
Other	11,940	29,976

Total operating revenues	18,443,117	18,297,781

Costs and expenses:
Contract drilling	15,082,302	10,538,735
Depreciation and amortization	2,688,281	1,612,319
General and administrative	507,885	854,426

Total operating costs and expenses	18,278,468	13,005,480

Earnings from operations	164,649	5,292,301

Other income (expense):
Interest expense	(559,790)	(304,184)
Interest income	23,551	12,342
Gain on sale of marketable securities	203,887	—

Total other income (expense)	(332,352)	(291,842)

Earnings (loss) before income taxes	(167,703)	5,000,459
Income taxes	3,898	1,826,210

Net earnings (loss)	(171,601)	3,174,249
Preferred stock dividend requirements	—	60,000

Net earnings (loss) applicable to common stockholders	$(171,601)	$3,114,249

Earnings (loss) per common share — Basic	$(0.01)	$0.23

Earnings (loss) per common share — Diluted	$(0.01)	$0.20

Weighted average number of shares outstanding — Basic	15,953,997	13,357,459

Weighted average number of shares outstanding — Diluted	15,953,997	16,188,765

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(171,601)	$3,174,249
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,688,281	1,612,319
Gain on sales of marketable securities	(203,887)	—
Gain on sales of assets	(7,633)	(68,898)
Deferred income taxes	789,792	80,251
Changes in current assets and liabilities:
Receivables	152,529	(4,681,487)
Contract drilling in progress	514,991	487,531
Prepaid expenses	121,537	11,053
Accounts payable	1,073,280	(2,422,555)
Federal income tax	350,733	1,619,410
Accrued expenses	79,317	727,112

Net cash provided by operating activities	5,387,339	538,985

Cash flows from financing activities:
Proceeds from notes payable	7,072,080	13,570,001
Payments of debt	(765,029)	(18,348,370)
Decrease in other assets	(34,642)	—
Proceeds from exercise of options	94,490	225,000
Proceeds from common stock	—	9,048,000
Payments of preferred dividends	—	(825,861)

Net cash provided by financing activities	6,366,899	3,668,770

Cash flows from investing activities:
Purchase of property and equipment	(10,027,526)	(6,226,026)
Marketable securities sold	375,414	—
Proceeds from sale of property and equipment	116,563	89,916

Net cash used in investing activities	(9,535,549)	(6,136,110)

Net increase (decrease) in cash	2,218,689	(1,928,355)
Beginning cash and cash equivalents	5,383,045	2,492,934

Ending cash and cash equivalents	$7,601,734	$564,579

Supplementary Disclosure:
Interest paid	$873,880	$387,045
Dividends accrued	—	60,000
Income taxes paid (refunded)	(1,139,517)	80,000

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

        The condensed consolidated financial statements include the accounts of Pioneer Drilling Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Certain amounts in the financial statements for the prior period have been reclassified to conform with the current year's presentation.

2.    Long-term Debt, Subordinated Debt and Notes Payable

        On October 9, 2001, we issued a 6.75% five year $18,000,000 convertible subordinated debenture, Series A, to WEDGE Energy Services, L.L.C. ("WEDGE"). The debenture was convertible into 4,500,000 shares of common stock at $4.00 per share. We used approximately $9,000,000 of the proceeds to complete the construction of two drilling rigs. Approximately $6,000,000 was used to reduce a $12,000,000 credit facility. The balance of the proceeds were used for drilling equipment and working capital. On July 3, 2002, we obtained an additional $10,000,000 of 6.75% convertible subordinated debt from WEDGE with an effective conversion rate of $5.00 per share. The transaction was accomplished by an agreement between Pioneer and WEDGE under which WEDGE agreed to provide the additional $10,000,000 in financing and to cancel the previously issued debenture in the principal amount of $18,000,000 in exchange for $28,000,000 in new 6.75% convertible subordinated debentures. The new debentures are convertible into 6.5 million shares of common stock at $4.31 per share, which is a pro-rata blending of the $5.00 conversion rate of the new $10,000,000 financing and the $4.00 conversion rate of the $18,000,000 debenture being cancelled. WEDGE funded $7,000,000 of the $10,000,000 on July 3, 2002 and $2,000,000 on July 29, 2002. William H. White, one of our Directors and President of WEDGE, purchased the remaining $1,000,000 on July 29, 2002. Unlike the cancelled debenture, which was not callable by Pioneer, the new debentures are callable at a scheduled premium. Pioneer used $7,000,000 of the proceeds to pay down bank debt and will use $3,000,000 for the purchase of drilling equipment. If WEDGE were to convert the new debentures it would own approximately 61 percent of Pioneer's outstanding common stock.

        On May 28, 2002, we purchased from United Drilling Company and U-D Holdings, L.P. two land drilling rigs, associated spare parts and equipment and vehicles for $7,000,000 in cash. We financed the acquisition of United Drilling's and U-D Holding's assets with a $7,000,000 loan from our primary bank lender due November 24, 2002. Interest on the loan is payable monthly at prime. The loan was collateralized by the assets that we purchased and a $7,000,000 letter of credit that WEDGE provided. We paid off this loan on July 3, 2002 with $7,000,000 of the proceeds from the subordinated debt described above. Accordingly, we have classified the $7,000,000 loan as long-term debt as of June 30, 2002.

3.    Commitments and Contingencies

        As of June 30, 2002, we were constructing three new/refurbished land drilling rigs. The cost of these rigs will be approximately $20,000,000 of which $1,072,500 is recorded as of June 30, 2002. We expect to receive the first rig in September 2002, the second in November 2002 and the third in January 2003. We plan to finance these rig purchases with a combination of debt and equity. In addition, we plan to continue to add rigs and/or purchase companies which fit our strategic objectives.

        On May 17, 2002, Deborah Sutton and other working interest owners in a well that we drilled in May 2000 filed an amended petition naming us as a defendant in the 37th Judicial District Court in Bexar County, Texas, Cause No. 2001-CI-06701. Other defendants included the operator, Sutton Producing Corp., the casing installer, Jens' Oil Field Service, Inc.; the seller of the subject casing and collars, Exploreco, Ltd.; and the casing and collar manufacturer, Baoshan Iron & Steel Corp. The Plaintiffs seek damages not to exceed $7,500,000 for loss of income from the well. Jens' Oil Field Services, Inc. has filed a cross-claim against us, alleging it is entitled to contribution or indemnity from us in the event plaintiffs recover against them. In addition, Sutton Producing Corp. has filed a cross-claim against us for recovery of damages to the well. We deny responsibility for any alleged loss sustained by the working interest owners as we were working in accordance with our contract under the direct control and supervision of the operator, Sutton Producing Corp., at the time of the alleged loss. In addition, we believe the contract obligates Sutton Producing Corp. to indemnify and defend us against the loss alleged in this suit. Accordingly, we have made a demand upon Sutton Producing Corp. under the contract's indemnity and defense provision against both the Plaintiffs' claims and the third-party claims asserted by Jens' Oil Field Service. Otherwise, we plan to vigorously defend against the claims of plaintiffs as well as the cross claims of Jens' Oil Field Service, Inc. and Sutton Producing Corp. At this time, we are unable to determine the potential outcome of this lawsuit.

        In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. In the opinion of our management, none of such pending litigation, disputes or claims against us will have a material adverse effect on our financial condition or results of operations.

4.    Equity Transactions

        Directors and employees exercised stock options for the purchase of 215,000 shares of common stock at prices ranging from $.375 to $2.50 per share during the three months ended June 30, 2002. During the three months ended June 30, 2001, San Patricio Corporation exercised its option to acquire 150,000 shares of our common stock for $225,000 ($1.50 per share).

5.    Earnings (Loss) Per Common Share

        The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by SFAS No. 128:

	Three Months Ended June 30,
	2002	2001
Basic
Net earnings (loss)	$(171,601)	$3,174,249
Less: Preferred stock dividends	—	60,000

Earnings (loss) applicable to common shareholders	$(171,601)	$3,114,249

Weighted average shares	15,953,997	13,357,459

Earnings (loss) per share	$(0.01)	$0.23

	Three Months Ended June 30,
	2002	2001
Diluted
Earnings (loss) applicable to common shareholders	$(171,601)	$3,114,249
Effect of dilutive securities:
Convertible debenture (1)	—	—
Preferred stock	—	60,000

Earnings (loss) available to common shareholders and assumed conversion	$(171,601)	$3,174,249

Weighted average shares:
Outstanding	15,953,997	13,357,459
Options (1)	—	1,632,268
Convertible debenture (1)	—	—
Preferred stock	—	1,199,038

	15,953,997	16,188,765

Earnings (loss) per share	$(0.01)	$0.20

(1)
Our weighted average number of shares excludes 4,500,000 shares from convertible debt and 1,502,121 from options because of the antidilutive effect for the three months ended June 30, 2002. On July 3, 2002, the shares from convertible debt increased an additional 2,000,000 shares as a result of the $10 million increase in subordinated debt.

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

        Oil and natural gas prices rose sharply in calendar year 2000 and through mid 2001. The average price of natural gas for 2000 was $4.32 per mmbtu and for the period from January 1, 2001 through May 31, 2001 was $5.70. The average price of West Texas Intermediate crude for 2000 was $30.38 per barrel and for the period from January 1, 2001 through May 31, 2001 was $28.46. The average prices of natural gas and crude oil for the fiscal year ended March 31, 2002 were $3.00 per mmbtu and $24.00 per barrel, respectively. Natural gas prices began falling in mid 2001 to a low of approximately $2.00 per mmbtu before returning to current levels of $2.70 to $3.10 per mmbtu. Oil prices are currently in the $25.00 to $27.00 per barrel range.

        Primarily as a result of the increase in oil and natural gas prices, exploration and production companies increased their capital spending budgets in 2000 and early 2001. These increased spending budgets increased the demand for contract drilling services. The domestic land rig count climbed to 1,105 on May 31, 2001, representing an increase in the domestic land rig count of 181% from the low in April 1999 and of 23% since December 31, 1997. While market conditions improved in 2000 and into mid 2001, demand for contract land drilling services has declined since mid 2001 and into the first half of 2002, along with natural gas prices, leading to a substantial reduction in the rates land drilling companies have been able to obtain for their services. The domestic land rig count was 702 on July 26, 2002, a 36% decrease from 1,090 on July 27, 2001. While natural gas prices have recovered somewhat in recent months, we expect dayrates and rig utilization rates to remain depressed in our industry until demand for land drilling services begins to recover from current levels.

Critical Accounting Policies and Estimates

        Revenue and cost recognition—We earn our revenues by drilling oil and gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. See "Results of Operations" in this item of this report for a general description of these contracts. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each well. Contract drilling in progress represents revenues we have recognized in excess of amounts billed on contracts in progress. Individual wells are usually completed in less than 60 days. The risks to us under a turnkey contract, and to a lesser extent under footage contracts, are substantially greater than on a well drilled on a daywork basis, because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalations and personnel operations.

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

        Deferred taxes—We provide deferred taxes for the basis difference in our property and equipment between financial reporting and tax reporting purposes. Basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes we depreciate drilling rigs over 12 to 15 years and refurbishments over three years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. Therefore, in the first five years of our ownership of a drilling rig our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After five years, financial reporting depreciation exceeds tax depreciation and the deferred tax liability begins to reverse.

        Accounting Estimates—We consider the recognition of revenues and costs on turnkey and footage contracts critical accounting estimates. On these types of contracts we are required to estimate the number of days it will require us to complete the contract and our total cost to complete the contract. Revenues and costs could be affected for contracts in progress at the end of a reporting period and not completed before our financial statements for that period are released. Our actual costs could substantially exceed our estimated cost if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout subsequent to the release of the financial statements. Turnkey contract revenues accrued in "Contract Drilling in Progress" at June 30, 2002 were $772,900. All turnkey contracts in progress at June 30, 2002 were completed prior to the release of these financial statements.

        Another critical estimate is our determination of the useful lives of our depreciable assets which directly affects our determination of depreciation expense and deferred taxes. A decrease in the useful life of our drilling equipment would increase depreciation expense and reduce deferred taxes.

Liquidity and Capital Resources

        Our cash and cash equivalents at June 30, 2002 were $7,601,734 compared to $5,383,045 at March 31, 2002. Our current ratio, which we calculate by dividing our current assets by our current liabilities, at June 30, 2002 was 0.97 compared to 0.98 at March 31, 2002. Our working capital deficit increased to $447,890 at June 30, 2002 from $301,273 at March 31, 2002.

        Our accounts receivable decreased to $6,008,268 at June 30, 2002 from $6,160,797 at March 31, 2002, and contract drilling in progress decreased to $2,605,261 at June 30, 2002 from $3,120,252 at March 31, 2002. The decrease in the combination of accounts receivable and contract drilling in progress was due to a decline in rig utilization and revenue rates in the quarter ended June 30, 2002 compared to the March 31, 2002 quarter.

        Our cash flows from operating activities for the three months ended June 30, 2002 were $5,387,339 compared to $538,985 for this same period of 2001. Our cash flows from operating activities are affected by a number of factors. Some of the significant factors that affect our cash flows from operations are rig utilization rates, the types of contracts we are able to obtain, revenue rates we are able to obtain for our services and collection of receivables.

        Since March 31, 2002, the additions to our property and equipment were $10,027,526. Additions consisted of the following:

Drilling rigs	$7,781,690
Other drilling equipment	2,107,759
Transportation equipment	126,884
Other	11,193

$10,027,526

        As of June 30, 2002, we were constructing three new/refurbished land drilling rigs. The cost of these rigs will be approximately $20,000,000 of which $1,072,500 is recorded as of June 30, 2002. We expect to receive the first rig in September 2002, the second in November 2002 and the third in January 2003. We plan to finance these rig purchases with a combination of debt and equity. In addition, we plan to continue to add rigs and/or purchase companies which fit our strategic objectives.

        Our debt obligations in the form of notes payable, capital leases and a convertible subordinated debenture increased by a net of $6,307,051 from March 31, 2002 to June 30, 2002. This increase resulted from borrowings of $7,000,000 from our primary bank lender due November 24, 2002 and $72,080 to finance the premium on an insurance policy. We also made payments of $765,029 on our debt. Borrowings from our bank lenders are secured by drilling equipment. Our bank loans contain various covenants pertaining to leverage ratios, cash flow coverage ratios and capitalization or net worth ratios and restrict us from the payment of dividends. Under these credit arrangements, we determine compliance with the ratios on an annual basis, except for the capitalization and net worth ratios, which we determine on a quarterly basis. As of June 30, 2002 we are in compliance with all covenants applicable to our outstanding debt. We are currently in discussions with our primary bank lender about extending the maturity date of a $6,000,000 credit facility due September 29, 2002 or converting it to a term loan payable in monthly installments. The $7,000,000 from our primary bank lender was refinanced on July 3, 2002 with $7,000,000 of proceeds from new convertible subordinated debt as described below. Accordingly, the $7,000,000 loan is classified as long-term debt at June 30, 2002.

        On October 9, 2001, we issued a 6.75% five year $18,000,000 convertible subordinated debenture, Series A, to WEDGE. The debenture was convertible into 4,500,000 shares of common stock at $4.00 per share. We used approximately $9,000,000 of the proceeds for the construction and refurbishment of two drilling rigs and approximately $6,000,000 to reduce a $12,000,000 credit facility with our primary bank lender to $6,000,000. The balance of the proceeds were used for drilling equipment and working capital. This debenture was refinanced on July 2, 2002 as described below.

        We have a $1,000,000 line of credit with our primary bank lender. Draws are limited to 75% of eligible accounts receivable. Therefore, if our eligible accounts receivable should fall below $1,333,334 our ability to draw under this line would be reduced. At June 30, 2002, there was no balance outstanding on this line and eligible accounts receivable were $4,327,548. In addition, our primary bank lender has issued on our behalf two letters of credit totaling $1,450,000 to two workers' compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate the lender will be required to fund these letters of credit. We increased the deductibles on our workers' compensation insurance policies to better manage the overall cost of workers' compensation insurance. We feel our safety policies and procedures justify our assumption of additional risks with regard to workers' compensation insurance.

        Our long-term debt and capital lease obligations maturing each year subsequent to June 30, 2002 are as follows:

	Long term debt	Capital Leases
2003	$1,817,857	$110,577
2004	5,908,713	120,418
2005	558,601	109,073
2006	579,652	25,152
2007	25,260,640	5,405
After 2007	66,022	—

	$34,191,485	$370,625

        Events of default in our bank loan agreements, which could trigger an early repayment requirement, include among others:

  •
  our failure to make required payments;

  •
  our failure to comply with financial covenants;

  •
  our incurrence of any additional indebtedness in excess of $2,000,000; and

  •
  any payment of cash dividends on our common stock.

        Our accounts payable at June 30, 2002 were $7,580,449, an increase of $1,073,280 from $6,507,169 at March 31, 2002. The increase in accounts payable was primarily the result of an increased level of turnkey contracts during the quarter ended June 30, 2002 compared to the quarter ended March 31, 2002.

        On May 28, 2002, we purchased from United Drilling Company and U-D Holdings, L.P. two land drilling rigs, associated spare parts and vehicles for $7,000,000 in cash. We financed the acquisition of United Drilling's and U-D Holding's assets with a $7,000,000 loan from our primary bank lender due November 24, 2002. Interest on the loan was payable monthly at prime. The loan was collateralized by the assets that we purchased and a $7,000,000 letter of credit that WEDGE provided. This loan was refinanced on July 3, 2002 as described below. Accordingly, the $7,000,000 loan is classified as long-term debt at June 30, 2002.

        On July 3, 2002, we obtained an additional $10,000,000 of 6.75% convertible subordinated debt from WEDGE with an effective conversion rate of $5.00 per share. The transaction was accomplished by an agreement between Pioneer and WEDGE under which WEDGE agreed to provide the additional $10,000,000 in financing and to cancel a previously issued debenture in the principal amount of $18,000,000 in exchange for $28,000,000 in new 6.75% Convertible Subordinated Debentures. The new debentures are convertible into 6.5 million shares of common stock at $4.31 per share, which is a pro-rata blending of the $5.00 conversion rate of the new $10,000,000 financing and the $4.00 conversion rate of the $18,000,000 debenture being cancelled. WEDGE funded $7,000,000 of the $10,000,000 on July 3, 2002 and $2,000,000 on July 29, 2002. William H. White, one of our Directors and President of WEDGE, purchased the remaining $1,000,000 on July 29, 2002. Unlike the cancelled debenture, which was not callable by Pioneer, the new debentures are callable at a scheduled premium. We used $7 million of the proceeds to pay down bank debt and will use $3,000,000 for the purchase of drilling equipment. If WEDGE were to convert the new debentures it would own approximately 61 percent of Pioneer's outstanding common stock.

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

        Our rig utilization rates for the quarters ended June 30, 2002 and 2001 were 77% and 98%, respectively. In our quarter ended June 30, 2002, we completed 1,453 revenue days, as compared to 1,441 revenue days in the corresponding quarter of 2001. This slight increase in revenue days during the period reflects the increase in our drilling rig fleet offset by the decrease in our utilization rate.

        During the three months ended June 30, 2002, 45% of our drilling revenues were derived from turnkey contracts, 2% from footage contracts and 53% from daywork contracts. During the same period of the prior year, 0% of our revenues were derived from turnkey contacts, 5% from footage contracts and 95% from daywork contracts. Costs associated with the drilling of turnkey wells include items such as drilling fluids, casing, cementing, fuel and drill bits which are not provided under daywork contracts. Much more of these types of costs are reflected in revenues and drilling costs in the three months ended June 30, 2002 as compared to the same period of the prior year.

        Our drilling margin decreased to $3,348,875 for our quarter ended June 30, 2002 from $7,729,070 in the same quarter of 2001. The decrease in 2002 from 2001 principally resulted from decreases in rig utilization and revenue rates we charged under our daywork drilling contracts. As a percentage of contract drilling revenue, our drilling margin was 18% for the quarter ended June 30, 2002 compared to 42% in the same period of 2001. Because the additional costs associated with turnkey contracts are included in revenues and costs, our drilling costs in 2002 are significantly higher than in 2001 and our drilling margin percentage is significantly lower in 2002 compared to 2001.

        Our depreciation and amortization expense in the quarter ended June 30, 2002 increased to $2,688,281 from $1,612,319 in the quarter ended June 30, 2001. The increase in the current period resulted from our addition of five drilling rigs and related equipment since June 30, 2001.

        Our general and administrative expenses decreased to $507,885 in the quarter ended June 30, 2002 from $854,426 in the quarter ended June 30, 2001. The decrease resulted from reduced payroll costs, legal and professional fees and investor relation costs.

        Our contract land drilling operations are subject to various federal and state laws and regulations designed to protect the environment. Maintaining compliance with these regulations is part of our day-to-day operating procedures. We are not aware of any potential clean-up obligations that would have a material adverse effect on our financial condition or results of operations.

        Our income tax expense differs from the federal statutory rate of 34% due to permanent differences.

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

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred and can be measured at fair value. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", which requires liability recognition for an exit cost when a company committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 as of January 1, 2003. At this time we do not believe that the adoption of SFAS No. 146 will have a material impact on our financial position.

Inflation

        As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in either of the periods reported.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk exposure related to changes in interest rates on some of our outstanding debt. At June 30, 2002, we had outstanding debt of $22,069,833 that was subject to variable interest rates, in each case based on an agreed percentage-point spread from the lender's prime interest rate. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $146,000 annually. We did not enter into these debt arrangements for trading purposes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On May 17, 2002, Deborah Sutton and other working interest owners in a well that we drilled in May 2000 filed an amended petition naming us as a defendant in the 37th Judicial District Court in Bexar County, Texas, Cause No. 2001-CI-06701. Other defendants included the operator, Sutton Producing Corp,; the casing installer, Jens' Oil Field Service, Inc.; the seller of the subject casing and collars, Exploreco, Ltd.; and the casing and collar manufacturer, Baoshan Iron & Steel Corp. The Plaintiffs seek damages not to exceed $7,500,000 for loss of income from the well. Jens' Oil Field Services, Inc. has filed a cross-claim against us, alleging it is entitled to contribution or indemnity from us in the event plaintiffs recover against them. In addition, Sutton Producing Corp. has filed a cross-claim against us for recovery of damages to the well. We deny responsibility for any alleged loss sustained by the working interest owners as we were working in accordance with our contract under the direct control and supervision of the operator, Sutton Producing Corp., at the time of the alleged loss. In addition, we believe the contract obligates Sutton Producing Corp. to indemnify and defend us against the loss alleged in this suit. Accordingly, we have made a demand upon Sutton Producing Corp. under the contract's indemnity and defense provision against both the Plaintiffs' claims and the third-party claims asserted by Jens' Oil Field Service. Otherwise, we plan to vigorously defend against the claims of plaintiffs as well as the cross claims of Jens' Oil Field Service, Inc. and Sutton Producing Corp. At this time, we are unable to determine the potential outcome of this lawsuit.

        In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. In the opinion of our management, none of such pending litigation, disputes or claims against us will have a material adverse effect on our financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report:
	10.14	Contract dated June 19, 2002 between IDM Equipment, Ltd. and Pioneer Drilling Services, Ltd. for the purchase of a drilling rig.
	10.15	Contract dated June 19, 2002 between IDM Equipment, Ltd. and Pioneer Drilling Services, Ltd. for the purchase of a drilling rig.
	10.16	Contract dated June 25, 2002 between Drilling Structures International, Inc. and Pioneer Drilling Services, Ltd. for the purchase of a drilling rig.
(b)	Reports on Form 8-K. We did not file any reports on Form 8-K during the reporting period.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY
/s/ WM. STACY LOCKE Wm. Stacy Locke President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

Dated: August 8, 2002

QuickLinks

PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PIONEER DRILLING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
PIONEER DRILLING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PIONEER DRILLING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PIONEER DRILLING COMPANY AND SUBSIDARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K