Form 10-Q
period 2002-12-31
PIONEER DRILLING CO
filed 2003-02-10
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 2-70145

PIONEER DRILLING COMPANY

(Exact name of registrant as specified in its charter)

TEXAS	74-2088619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9310 Broadway, Bldg. 1, San Antonio, Texas	78217
(Address of principal executive offices)	(Zip Code)

210-828-7689
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

As of February 10, 2003, there were 16,367,459 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,315,688	$5,383,045
Securities available for sale	—	337,309
Receivables, net	5,868,290	6,160,797
Contract drilling in progress	4,762,252	3,120,252
Federal income tax receivable	629,218	880,068
Prepaid expenses	1,449,712	634,747
Total current assets	21,025,160	16,516,218

Property and equipment, at cost	105,877,554	80,353,022
Less accumulated depreciation and amortization	19,105,834	13,621,396
Net property and equipment	86,771,720	66,731,626
Other assets	374,298	201,914
Total assets	$108,171,178	$83,449,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$7,276,765	$6,329,925
Current installments of long-term debt and capital lease obligations	2,513,263	1,945,989
Accounts payable	11,766,530	6,507,169
Current deferred income taxes	—	56,366
Accrued payroll	1,294,861	792,805
Accrued expenses	1,750,726	1,185,237
Total current liabilities	24,602,145	16,817,491

Long-term debt and capital lease obligations, less current installments	46,692,586	26,118,601
Deferred income taxes	6,713,663	7,170,661
Total liabilities	78,008,394	50,106,753

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized	—	—
Common stock $.10 par value. Authorized 100,000,000 shares, issued 16,167,459 at December 31, 2002 and 15,922,459 shares at March 31, 2002	1,616,746	1,592,245
Additional paid-in capital	38,866,020	38,783,731
Accumulated deficit	(10,319,982)	(7,142,387)
Accumulated other comprehensive income - Unrealized gain on securities available for sale	—	109,416
Total shareholders’ equity	30,162,784	33,343,005
Total liabilities and shareholders’ equity	$108,171,178	$83,449,758

See accompanying notes to condensed consolidated financial statements

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Contract drilling	$19,714,287	$16,514,838	$55,112,724	$52,451,790
Other	12,310	24,058	34,743	155,598
Total operating revenues	19,726,597	16,538,896	55,147,467	52,607,388

Costs and expenses:
Contract drilling	17,995,124	12,321,642	47,741,641	33,686,284
Depreciation and amortization	3,006,185	2,325,366	8,521,830	5,892,522
General and administrative	552,714	598,609	1,677,622	2,211,553
Bad debt expense	—	—	110,000	—
Total operating costs and expenses	21,554,023	15,245,617	58,051,093	41,790,359

Earnings (loss) from operations	(1,827,426)	1,293,279	(2,903,626)	10,817,029

Other income (expense):
Interest expense	(673,194)	(480,506)	(1,900,116)	(1,008,033)
Interest income	19,516	39,273	72,912	59,323
Gain on sale of marketable securities	—	—	203,887	—
Total other income (expense)	(653,678)	(441,233)	(1,623,317)	(948,710)

Earnings (loss) before income taxes	(2,481,104)	852,046	(4,526,943)	9,868,319
Income tax (expense) benefit	777,009	(300,766)	1,349,348	(3,531,229)
Net earnings (loss)	(1,704,095)	551,280	(3,177,595)	6,337,090

Preferred stock dividend requirements	—	—	—	92,814

Net earnings (loss) applicable to common stockholders	$(1,704,095)	$551,280	$(3,177,595)	$6,244,276

Earnings (loss) per common share - Basic	$(0.11)	$0.03	$(0.20)	$0.42

Earnings (loss) per common share - Diluted	$(0.11)	$0.03	$(0.20)	$0.36

Weighted average number of shares outstanding - Basic	16,142,024	15,919,502	16,078,277	14,847,120

Weighted average number of shares outstanding - Diluted	16,142,024	17,280,475	16,078,277	18,309,123

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(3,177,595)	$6,337,090
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,521,830	5,892,522
Allowance for doubtful accounts	110,000	—
Gain on sales of marketable securities	(203,887)	—
Loss (gain) on sales of assets	288,544	(2,462)
Change in deferred income taxes	(456,998)	1,175,036
Changes in current assets and liabilities:
Receivables	182,507	(4,590,053)
Contract drilling in progress	(1,642,000)	714,097
Prepaid expenses	(814,964)	(771,286)
Accounts payable	5,259,361	(1,536,400)
Federal income tax	250,850	(1,090)
Prepaid drilling contracts	—	417,700
Accrued expenses	1,067,545	1,684,201
Net cash provided by operating activities	9,385,193	9,319,355

Cash flows from financing activities:
Proceeds from notes payable	33,484,147	37,467,888
Payments of debt	(11,396,049)	(26,268,568)
Increase in other assets	(234,449)	(15,000)
Proceeds from exercise of options	106,790	243,474
Proceeds from common stock	—	9,048,000
Payments of preferred dividends	—	(859,395)
Net cash provided by financing activities	21,960,439	19,616,399

Cash flows from investing activities:
Purchase of property and equipment	(29,042,533)	(24,921,631)
Marketable securities sold	375,414	—
Proceeds from sale of property and equipment	254,130	658,201
Net cash used in investing activities	(28,412,989)	(24,263,430)

Net increase (decrease) in cash	2,932,643	4,672,324

Beginning cash and cash equivalents	5,383,045	2,492,934
Ending cash and cash equivalents	$8,315,688	$7,165,258

Supplementary Disclosure:
Interest paid	$1,555,093	$988,509
Dividends accrued	—	92,814
Conversion of preferred stock	—	2,999,994
Income taxes paid (refunded)	(1,143,200)	2,320,000

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

We use the asset and liability method of Statement of Financial Accounting Standards (“SFAS”) No. 109 for accounting for income taxes.  Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Certain amounts in the financial statements for the prior period have been reclassified to conform with the current year’s presentation.

2.  Long-term Debt, Subordinated Debt and Notes Payable

On October 9, 2001, we issued a 6.75% five-year $18,000,000 convertible subordinated debenture, Series A, to WEDGE Energy Services, L.L.C. (“WEDGE”). The debenture was convertible into 4,500,000 shares of common stock at $4.00 per share.  We used approximately $9,000,000 of the proceeds to complete the construction of two drilling rigs.  Approximately $6,000,000 was used to reduce a $12,000,000 credit facility.  The balance of the proceeds was used for drilling equipment and working capital.  On July 3, 2002, we issued an additional $10,000,000 of 6.75% convertible subordinated debt to WEDGE with an effective conversion rate of $5.00 per share.  The transaction was effected by an agreement between Pioneer and WEDGE under which WEDGE agreed to provide the additional $10,000,000 in financing and to cancel the previously issued debenture in the principal amount of $18,000,000 in exchange for $28,000,000 in new 6.75% convertible subordinated debentures.  The new debentures are convertible into 6.5 million shares of common stock at $4.31 per share, which resulted from a pro rata blending of the $5.00 conversion rate of the new $10,000,000 financing and the $4.00 conversion rate of the $18,000,000 debenture being cancelled.  WEDGE funded $7,000,000 of the $10,000,000 on July 3, 2002 and $2,000,000 on July 29, 2002.   William H. White, one of our Directors and the President of WEDGE, purchased the remaining $1,000,000 on July 29, 2002.  Unlike the cancelled debenture, which was not redeemable by Pioneer, the new debentures are redeemable at a scheduled premium.  We used $7,000,000 of the proceeds to pay down bank debt and $3,000,000 for the purchase of drilling equipment.  If WEDGE were to convert the new debentures, it would own approximately 61 percent of  our outstanding common stock.

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

On September 30, 2002, we increased our credit facility with our primary bank lender from $6,000,000 to $8,000,000, and the maturity date was extended to June 29, 2003.  On December 23, 2002, the $2,000,000 increase in this credit facility was cancelled upon the closing of the loan from Merrill Lynch Capital as described below.  On

October 31, 2002, our primary bank lender extended the maturity date on our term loan from August 11, 2003 to August 11, 2004.

On December 23, 2002, we, borrowed $14,500,000 (the “MLC Loan”) from Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.  Under the terms of the MLC Loan, we make monthly interest payments until August 1, 2003, when we begin making equal monthly installment payments of principal of $172,619, plus interest.  The unpaid balance of the MLC Loan will be due at maturity on December 22, 2007.  Interest accrues at a floating rate equal to the 3 month LIBOR rate plus 385 basis points until our election to convert the interest rate to a fixed rate, at which time interest will accrue at the greater of (1) 6.975%, or (2) the sum of the swap rate published on the Bloomberg Screen “USSW” on the conversion date plus 367 basis points.  The MLC Loan is secured by a first priority security interest in certain of our drilling rigs.  We may prepay the MLC Loan at any time in whole, but not in part, subject to certain exceptions and payment of specified prepayment premium requirements.  We used $2,130,503 of the proceeds of the Loan to retire all of our outstanding debt to one of our bank lenders, $5,106,321 to make a final payment for the purchase of a newly manufactured, 18,000-foot capacity drilling rig, $7,190,676 to replenish our working capital and $72,500 to pay associated loan fees.

We also have a $1,000,000 line of credit with our primary bank lender.  Draws under this line are limited to 75% of eligible accounts receivable less the amount of all outstanding letters of credit issued by the bank for our account.  Therefore, if our eligible accounts receivable should fall below $1,333,334 plus any outstanding letters of credit issued by the bank on our behalf, our ability to draw under this line would be reduced.  At December 31, 2002, the balance outstanding under this line was $448,475 and eligible accounts receivable were $4,245,534.  In addition, our primary bank lender has issued on our behalf three letters of credit totaling $2,000,000 to two workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies.  It is our practice to pay any amounts due under these deductibles as they are incurred.  Therefore, we do not anticipate the lender will be required to fund any draws under these letters of credit.

3.  Commitments and Contingencies

As of December 31, 2002, we were constructing one new/refurbished land drilling rig.  We estimate the total cost of this rig will be approximately $7,000,000, of which $562,866 has been incurred as of December 31, 2002.  We expect to accept delivery of the rig in May 2003.  On September 30, 2002, we signed an agreement to purchase another drilling rig, located in Trinidad, for $3,150,000, which we expect to be delivered to the port of Houston in May 2003.  On October 7, 2002, we made a $315,000 deposit toward the purchase of this rig.

On May 17, 2002, Deborah Sutton and other working interest owners in a well that we drilled in May 2000 filed an amended petition naming us as a defendant in the 37th Judicial District Court in Bexar County, Texas, Cause No. 2001-CI-06701.  Other defendants included:  the operator, Sutton Producing Corp.; the casing installer, Jens’ Oil Field Service, Inc.; the seller of the subject casing and collars, Exploreco, Ltd.; and the casing and collar manufacturer, Baoshan Iron & Steel Corp. Plaintiffs dropped their claims against us on August 8, 2002.  However, we remain in the suit because one of the co-defendants, Jens’ Oil Field Service, Inc., filed a cross-claim against us, alleging it is entitled to contribution or indemnity from us in the event plaintiffs recover against them.  Sutton Producing Corp. also filed a cross-claim against us seeking contribution and indemnity; at the same time, however, Sutton Producing Corp. agreed to assume our defense against the claims asserted by Jens’ Oil Field Service, Inc.

The Plaintiffs seek:  the cost of drilling the well, alleged to be in the amount of $828,549; lost production, which as of August 1, 2002 is claimed to be $896,036; the costs of plugging the well, estimated at $20,000; plus reasonable attorneys’ fees, exemplary damages, prejudgment interest and court costs.  The Plaintiffs have alleged that the total sum of all these elements of their damages does not exceed $7,500,000.  We deny responsibility and will vigorously defend against any alleged loss sustained by the working interest owners, as we were working in accordance with our contract under the direct control and supervision of the operator, Sutton Producing Corp., at the time of the alleged loss.

In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes.  In the opinion of our management, none of such pending litigation, disputes or claims against us will have a material adverse effect on our financial condition or results of operations.

4.   Equity Transactions

Directors and employees exercised stock options for the purchase of 245,000 shares of common stock at prices ranging from $.375 to $2.50 per share during the nine months ended December 31, 2002.  During the nine months ended December 31, 2001, San Patricio Corporation exercised its option to acquire 150,000 shares of our common stock for $225,000 ($1.50 per share), and employees exercised stock options for the purchase of 22,500 shares of common stock at prices ranging from $.41 to $1.00 per share.

5.  Earnings (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by SFAS No. 128:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Basic
Net earnings (loss)	$(1,704,095)	$551,280	$(3,177,595)	$6,337,090
Less preferred stock dividends	—	—	—	92,814
Earnings (loss) applicable to common shareholders	$(1,704,095)	$551,280	$(3,177,595)	$6,244,276
Weighted average shares	16,142,024	15,919,502	16,078,277	14,847,120
Earnings (loss) per share	$(0.11)	$0.03	$(0.20)	$0.42

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Diluted
Earnings (loss) applicable to common shareholders	$(1,704,095)	$551,280	$(3,177,595)	$6,244,276
Effect of dilutive securities:
Convertible debenture(1)	—	—	—	184,882
Preferred stock(2)	—	—	—	92,814
Earnings (loss) available to common shareholders and assumed conversion	$(1,704,095)	$551,280	$(3,177,595)	$6,521,972
Weighted average shares:
Outstanding(1)	16,142,024	15,919,502	16,078,277	14,847,120
Options(1)	—	1,360,973	—	1,472,679
Convertible debenture(1)	—	—	—	1,374,545
Preferred stock(2)	—	—	—	614,779
	16,142,024	17,280,475	16,078,277	18,309,123
Earnings (loss) per share	$(0.11)	$0.03	$(0.20)	$0.36

(1) If there is no number of shares, the weighted average shares are excluded because of their antidilutive effect for that period.  Weighted average number of shares excluded for the three months ended December 31, 2002 and 2001 were 7,609,053 (1,109,053 from options and 6,500,000 from convertible debentures) and 4,108,696 (from convertible debentures), respectively, and 7,101,820 (1,278,183 from options and 5,823,636 from convertible debentures) for the nine months ended December 31, 2002.

(2)  There was no preferred stock outstanding during the three months ended December 31, 2002 and 2001 and nine months ended December 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beginning in 1998 and extending into 1999, the domestic contract land drilling industry was adversely affected by an extended period of low oil and gas prices and a domestic natural gas surplus. The price of West Texas Intermediate crude dropped to a low of $10.76 in December 1998 and the price of natural gas dropped to a low of $1.66 in February 1999. These conditions led to significant reductions in the overall level of domestic land drilling activity, resulting in an historical low domestic land rig count of 393 rigs on April 23, 1999. Prior to this industry downturn, during 1997, the contract land drilling industry experienced a significant level of drilling activity, with a domestic land rig count of 899 rigs on December 26, 1997.  Also in 1997, the average price of natural gas delivered at Henry Hub, Louisiana was approximately $2.48 per mmbtu and the average price of West Texas Intermediate crude was approximately $20.59 per barrel.

Oil and natural gas prices rose sharply in calendar year 2000 and through mid-2001.  The average price of natural gas for 2000 was $4.32 per mmbtu and for the period from January 1, 2001 through May 31, 2001 was $5.70.  The average price of West Texas Intermediate crude for 2000 was $30.38 per barrel and for the period from January 1, 2001 through May 31, 2001 was $28.46.  The average prices of natural gas and crude oil for our fiscal year ended March 31, 2002 were $3.00 per mmbtu and $24.00 per barrel, respectively.  Natural gas prices began falling in mid-2001 to a low of approximately $2.00 per mmbtu before returning to current levels of between $5.00 and $5.50 per mmbtu.  Oil prices are currently in the $30.00 to $33.00 per barrel range.

Primarily as a result of the increase in oil and natural gas prices, exploration and production companies increased their capital spending budgets in 2000 and early 2001.  These increased spending budgets increased the demand for contract drilling services.  The domestic land rig count climbed to 1,105 on May 31, 2001, representing an increase in the domestic land rig count of 181% from the low in April 1999 and of 23% since December 31, 1997.  The decline in oil and natural gas prices from mid-2001 to mid-2002 resulted in a  reduction in the demand for contract land drilling services, which resulted in a substantial reduction in the rates land drilling companies have been able to obtain for their services.  The Baker Hughes domestic land rig count was 733 on January 24, 2003, a slight increase from 713 on January 25, 2002.  While oil and natural gas prices have recovered in recent months, drilling activity has not yet recovered to a level at which we are able to improve our revenue rates and drilling margins.

Critical Accounting Policies and Estimates

Revenue and cost  recognition - We earn our revenues by drilling oil and gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well.   See “Results of Operations” below for a general description of these contracts.  We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies.  We recognize revenues from our turnkey and footage contracts on the percentage-of–completion method based on our estimate of the number of days to complete each contract.  Contract drilling in progress represents revenues we have recognized in excess of amounts billed on contracts in progress.  Individual contracts are usually completed in less than 60 days.  The risks to us under a turnkey contract, and to a lesser extent under footage contracts, are substantially greater than on a contract drilled on a daywork basis, because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors’ services, supplies, cost escalations and personnel operations.

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

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.  Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends.  If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value.

Deferred taxes – We provide deferred taxes for the basis difference in our property and equipment between financial reporting and tax reporting purposes.  Basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets.  For financial reporting purposes we depreciate drilling rigs over 10 to 15 years and refurbishments over three years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years.   Therefore, in the first five years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference.  After five years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Accounting estimates – We consider the recognition of revenues and costs on turnkey and footage contracts critical accounting estimates.  On these types of contracts, we are required to estimate the number of days it will require us to complete the contract and our total cost to complete the contract.    Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout subsequent to the release of the financial statements. Revenues and costs during a reporting period could be affected for contracts in progress at the end of that reporting period which have not been completed before our financial statements for that period are released. Turnkey contract revenues accrued in “Contract Drilling in Progress” at December 31, 2002 were $4,055,202.  All but one of our turnkey contracts in progress at December 31, 2002 were completed prior to the release of these financial statements.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions.  Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts.

Another critical estimate is our determination of the useful lives of our depreciable assets, which directly affects our determination of depreciation expense and deferred taxes.  A decrease in the useful life of our drilling equipment would increase depreciation expense and reduce deferred taxes.

Our financial statements include accruals for costs incurred under the $100,000 self-insurance portion of our health insurance and the $250,000 deductible under our workers’ compensation insurance.  These accruals are based on information provided by the insurance companies and our historical experience with these types of insurance costs.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2002 were $8,315,688, compared to $5,383,045 at March 31, 2002.  Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 0.85 at December 31, 2002 compared to 0.98 at March 31, 2002.  Our working capital deficit increased to $3,576,985 at December 31, 2002 from a deficit of $301,273 at March 31, 2002.   The principal reason for the change in the deficit is the increase in payables relative to receivables, which reflects the reduced margins we have been receiving on recent contracts due to lower dayrates.

Our accounts payable at December 31, 2002 were $11,766,530, an increase of $5,259,361 from $6,507,169 at March 31, 2002.  The increase in accounts payable was primarily the result of an increased level of turnkey contracts during the quarter ended December 31, 2002 compared to the quarter ended March 31, 2002.

Our accounts receivable decreased to $5,868,290 at December 31, 2002 from $6,160,797 at March 31, 2002, and contract drilling in progress increased to $4,762,252 at December 31, 2002 from $3,120,252 at March 31, 2002. The increase in the combination of accounts receivable and contract drilling in progress was due to an increase in the number of turnkey contracts in progress at December 31, 2002 compared to March 31, 2002.

Our cash flows from operating activities for the nine months ended December 31, 2002 were $9,385,193 compared to $9,319,355 for the corresponding period in 2001.  Our cash flows from operating activities are affected by a number of factors, including rig utilization rates, the types of contracts we are able to obtain, revenue rates we are able to obtain for our services, collection of receivables and the timing of expenditures.

Since March 31, 2002, the additions to our property and equipment were $29,042,533.  Additions consisted of the following:

Drilling rigs (1)	$22,183,843
Other drilling equipment	6,538,663
Transportation equipment	296,794
Other	23,233
$29,042,533

(1)  Includes capitalized interest costs of $72,121.

As of December 31, 2002, we were constructing one new/refurbished land drilling rig.  We estimate the total cost of this rig will be approximately $7,000,000, of which $562,866 has been incurred as of December 31, 2002. We expect to accept delivery of the rig in May 2003.  On September 30, 2002, we signed an agreement to purchase another drilling rig, located in Trinidad, for $3,150,000, which we expect to be delivered to the port of Houston in May 2003.  On October 7, 2002, we made a $315,000 deposit toward the purchase of this rig.

On December 23, 2002, we borrowed $14,500,000 (the “MLC Loan”) from Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“MLC”).  Under the terms of the MLC Loan, we make monthly interest payments until August 1, 2003, when we begin making equal monthly installment payments of principal of $172,619, plus interest.  The unpaid balance of the MLC Loan will be due at maturity on December 22, 2007.  Interest accrues at a floating rate equal to the 3 month LIBOR rate plus 385 basis points until our election to convert the interest rate to a fixed rate, at which time interest will accrue at the greater of (1) 6.975%, or (2) the sum of the swap rate published on the Bloomberg Screen “USSW” on the conversion date plus 367 basis points.  The MLC Loan is secured by a first priority security interest in certain of our drilling rigs.  We may prepay the MLC Loan at any time in whole, but not in part, subject to certain exceptions and payment of specified prepayment premium requirements.  We used $2,130,503 of the proceeds of the Loan to retire all of our outstanding debt to one of our bank lenders, $5,106,321 to make a final payment for the purchase of a newly manufactured, 18,000-foot capacity drilling rig, $7,190,676 to replenish our working capital and $72,500 to pay associated loan fees.

Our debt obligations in the form of notes payable, capital leases and convertible subordinated debentures increased by a net of $22,088,098 from March 31, 2002 to December 31, 2002.  This increase resulted from a $10,000,000 increase in our subordinated debt, $14,500,000 of new debt from MLC, $1,239,535 to finance the premiums on insurance policies, $448,475 from our line of credit and $296,137 in capital leases for crew quarters and vehicles.  In addition, on May 28, 2002, we obtained a $7,000,000 short-term loan from our primary bank lender, which we repaid on July 3, 2002 with $7,000,000 of proceeds from the issuance of new convertible subordinated debt as described below.  We also made payments of $11,396,049 on our debt.  A $2,130,503 bank loan was repaid on December 23, 2002 from part of the proceeds of the MLC loan.  Borrowings from our bank lender and MLC are secured by drilling equipment.  Our bank loan and MLC loan contain various covenants pertaining to leverage ratios, cash flow coverage ratios and capitalization or net worth ratios and restrict us from paying dividends.  Under these credit arrangements, we determine compliance with the ratios on a quarterly basis based on the previous four quarters.  As of December 31, 2002, we were in compliance with all covenants applicable to our outstanding debt.

On October 9, 2001, we issued a 6.75% five-year $18,000,000 convertible subordinated debenture, Series A, to WEDGE Energy Services, L.L.C. (“WEDGE”). The debenture was convertible into 4,500,000 shares of common stock at $4.00 per share.  We used approximately $9,000,000 of the proceeds to complete the construction of two drilling rigs.  Approximately $6,000,000 was used to reduce a $12,000,000 credit facility.  The balance of the proceeds was used for drilling equipment and working capital. On July 3, 2002, we issued an additional $10,000,000 of 6.75% convertible subordinated debt to WEDGE with an effective conversion rate of $5.00 per share.  The transaction was effected by an agreement between Pioneer and WEDGE under which WEDGE agreed to provide the additional $10,000,000 in financing and to cancel the previously issued debenture in the principal amount of $18,000,000 in exchange for $28,000,000 in new 6.75% convertible subordinated debentures.  The new debentures are convertible into 6.5 million shares of common stock at $4.31 per share, which resulted from a pro rata blending of the $5.00 conversion rate of the new $10,000,000 financing and the $4.00 conversion rate of the $18,000,000 debenture being cancelled.  WEDGE funded $7,000,000 of the $10,000,000 on July 3, 2002 and $2,000,000 on July 29, 2002.   William H. White, one of our Directors and the President of WEDGE, purchased the remaining $1,000,000 on July 29, 2002.  Unlike the cancelled debenture, which was not redeemable by Pioneer, the new debentures are redeemable at a scheduled premium.  We used $7,000,000 of the proceeds to pay down bank debt and $3,000,000 for the purchase of drilling equipment.  If WEDGE were to convert the new debentures, it would own approximately 61 percent of our outstanding common stock.

On September 30, 2002, we increased our credit facility with our primary bank lender from $6,000,000 to $8,000,000, and the maturity date was extended to June 29, 2003.   On December 23, 2002, the $2,000,000 increase in this credit facility was cancelled upon the closing of the loan from MLC.  On October 31, 2002, our primary bank lender extended the maturity date on our term loan from August 11, 2003 to August 11, 2004.

We also have a $1,000,000 line of credit with our primary bank lender.  Draws under this line are limited to 75% of eligible accounts receivable less the amount of all outstanding letters of credit issued by the bank on our behalf.  Therefore, if our eligible accounts receivable should fall below $1,333,334 plus any outstanding letters of credit issued by the bank on our behalf, our ability to draw under this line would be reduced.  At December 31, 2002, the balance outstanding under this line was $448,475 and eligible accounts receivable were $4,245,534.  In addition, our primary bank lender has issued on our behalf three letters of credit totaling $2,000,000 to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies.  It is our practice to pay any amounts due under these deductibles as they are incurred.  Therefore, we do not anticipate the lender will be required to fund any draws under these letters of credit.

Our long-term debt and capital lease obligations maturing each year subsequent to December 31, 2002 are as follows:

	Long term debt	Capital Leases
2003	$2,193,331	$319,932
2004	6,818,333	139,160
2005	2,076,603	69,306
2006	2,076,961	23,174
2007	30,077,344	—
After 2007	5,411,705	—
	$48,654,277	$551,572

Events of default in our loan agreements, which could trigger an early repayment requirement, include among others:

•                  our failure to make required payments;

•                  our failure to comply with financial covenants;

•                  our incurrence of any additional indebtedness in excess of $2,000,000 not already allowed by the loan agreements; and

•                  any payment of cash dividends on our common stock.

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

The risks to us under a turnkey contract are substantially greater than on a well drilled on a daywork basis, because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors’ services, supplies, cost escalations and personnel.  We employ or contract for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce some of the drilling risks assumed by us.  We use the results of this analysis to evaluate the risks of a proposed contract and seek to account for such risks in our bid preparation.  We believe that our operating experience, qualified drilling personnel, risk management program, internal engineering expertise and access to proficient third- party engineering contractors have allowed us to reduce some of the risks inherent in turnkey drilling operations. We also maintain insurance coverage against some but not all drilling hazards.  However, the occurrence of uninsured or under-insured losses or operating cost overruns on our turnkey jobs could have a material adverse effect on our financial position and results of operations.

Footage Contracts.  Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well.  We typically pay more of the out-of-pocket costs associated with footage contracts compared with daywork contracts.  Similar to a turnkey contract, the risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract.  As with turnkey contracts, we manage these additional risks through the use of engineering expertise and bid the footage contracts accordingly, and we maintain insurance coverage against some but not all drilling hazards.  However, the occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a material adverse effect on our financial position and results of operations.

For the three-month and nine-month periods ended December 31, 2002 and 2001, our rig utilization and revenue days were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Utilization Rates	76%	75%	78%	89%
Revenue Days	1,579	1,304	4,609	4,144

The primary reason for the increase in the number of revenue days in 2002 over 2001 is the increase in size of our rig fleet from 19 at December 31, 2001 to 24 at December 31, 2002.

For the three-month and nine-month periods ended December 31, 2002 and 2001, the percentages of our drilling revenues by type of contract were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Turnkey Contracts	60%	12%	50%	4%
Footage Contracts	2%	0%	2%	2%
Daywork Contracts	38%	88%	48%	94%

Due to the current reduced demand for drilling rigs, we have returned to bidding on turnkey contracts in an effort to improve margins and rig utilization.   In spite of improvements in oil and natural gas prices, we do not see a change in the mix of our type of contracts in the near future.

Our drilling margin decreased to $1,719,163 for our quarter ended December 31, 2002 from $4,193,196 in the corresponding quarter of 2001.  The decrease in 2002 from 2001 principally resulted from decreases in rig  revenue rates we charged under our daywork drilling contracts.  As a percentage of contract drilling revenue, our drilling margin was 9% for the quarter ended December 31, 2002 compared to 25% in the quarter ended December 31, 2001.  Because the additional costs associated with turnkey contracts are included in revenues and costs, our drilling costs in 2002 were significantly higher than in 2001 and our drilling margin percentage was significantly lower in 2002 compared to 2001.

Our drilling margin decreased to $7,371,083 for the nine months ended December 31, 2002 from $18,765,506 in the corresponding period of 2001.  The decrease in 2002 from 2001 principally resulted from decreases in rig utilization and revenue rates we charged under our daywork drilling contracts.  As a percentage of contract drilling revenue, our drilling margin was 13% for the nine months ended December 31, 2002 compared to 36% in the same period of 2001.  Because the additional costs associated with turnkey contracts are included in revenues and costs, our drilling costs in 2002 are significantly higher than in 2001 and our drilling margin percentage is significantly lower in 2002 compared to 2001.

Our depreciation and amortization expense in the quarter ended December 31, 2002 increased to $3,006,185 from $2,325,366 in the quarter ended December 31, 2001.  Our depreciation and amortization expense in the nine months ended December 31, 2002 increased to $8,521,830 from $5,892,522 in the corresponding period of 2001.  The increase in the current periods resulted from our addition of five drilling rigs and related equipment since December 31, 2001.

Our general and administrative expenses decreased to $552,714 in the quarter ended December 31, 2002 from $598,609 in the quarter ended December 31, 2001.  Our general and administrative expenses decreased to $1,677,622 in the nine months ended December 31, 2002 from $2,211,553 in the corresponding period of 2001.  The decreases resulted from reduced payroll costs, legal and professional fees and investor relation costs.

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

Accounting Matters

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  We are required to adopt the provisions of SFAS No. 143 beginning April 1, 2003.  In that connection, we must identify all our legal obligations relating to asset retirements and determine the fair value of these obligations on the date of adoption.  We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred and can be measured at fair value. This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which requires liability recognition for an exit cost when a company commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  We will adopt SFAS No. 146 as of January 1, 2003.  At this time, we do not believe that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

Inflation

As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in any of the periods reported.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on some of our outstanding debt.  At December 31, 2002, we had outstanding debt of $26,989,351 that was subject to variable interest rates, in each case based on an agreed percentage-point spread from the lender’s prime interest rate.  An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $178,000, annually.  We did not enter into these debt arrangements for trading purposes.

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

PART II.  OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

For information regarding litigation involving our company, see Note 3 to the condensed consolidated financial statements in Part I of this report.

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	The following exhibits are filed as part of this report:

	3.1*	Articles of Incorporation of Pioneer Drilling Company, as amended. (Form 10-K for the year ended March 31, 2001 (File No. 2-70145, Exhibit 3.1)).

	3.2*	Bylaws of Pioneer Drilling Company (Form 10-K for the year ended March 31, 2001 (File No. 2-70145, Exhibit 3.2)).

	4.1*	Loan Agreement dated August 11, 2000 between Pioneer Drilling Company and Frost National Bank (Form 10-K for the year ended March 31, 2001 (File No. 2-70145, Exhibit 4.1)).

4.2*

First Amendment to $9,000,000 Loan Agreement dated December 31, 2000 between Pioneer Drilling Company and Frost National Bank. (Form 10-K for the year ended March 31, 2001 ((File No. 2-70145, Exhibit 4.2)).

	4.3	Second Amendment to $9,000,000 Loan Agreement dated July 3, 2002 between Pioneer Drilling Company and Frost National Bank.

4.4*

Third Amendment to $9,000,000 Loan Agreement dated October 31, 2002 between Pioneer Drilling Company and Frost National Bank. (Form 10-Q for quarter ended September 30, 2002. (File No. 2-70145, Exhibit 4.6)).

	4.5	Fourth Amendment to $9,000,000 Loan Agreement dated December 20, 2002 between Pioneer Drilling Company and The Frost National Bank.

	4.6*	Loan Agreement dated March 30, 2001 Between Pioneer Drilling Services, Ltd. and The Frost National Bank. (Form 10-K for the year ended March 31, 2001 (File No. 2-70145, Exhibit 4.3)).

4.7*

First Amendment to $6,000,000 Loan Agreement dated March 19, 2002 between Pioneer Drilling Services, Ltd. and Frost National bank. (Form 10-K for the year ended March 31, 2002 (File No. 2-70145, Exhibit 4.11)).

4.8*

Second Amendment to $6,000,000 Loan Agreement dated July 3, 2002 between Pioneer Drilling Services, Ltd. and Frost National Bank. (Form 10-Q for quarter ended September 30, 2002. (File No. 2-70145, Exhibit 4.2)).

4.9*

Third Amendment to $6,000,000 Loan Agreement dated September 29, 2002 between Pioneer Drilling Services, Ltd. and Frost National Bank. (Form 10-Q for quarter ended September 30, 2002. (File No. 2-70145, Exhibit 4.4)).

	4.10	Fourth Amendment to $6,000,000 Loan Agreement dated December 20, 2002 between Pioneer Drilling Services, Ltd. and The Frost National Bank.

	4.11	First Amended and Restated $1,000,000 Loan Agreement dated March 19, 2002 between Pioneer Drilling Services, Ltd. and Frost National Bank

4.12*

First Amendment to $1,000,000 Loan Agreement dated July 3, 2002 between Pioneer Drilling Company and Frost National Bank (Form 10-Q for quarter ended September 30, 2002. (File No. 2-70145, Exhibit 4.1)).

4.13	Second First Amendment to the $1,000,000 Loan Agreement dated July 20, 2002 between Pioneer Drilling Services, Ltd. and Frost National Bank.

4.14	Third Amendment to $1,000,000 Loan Agreement dated December 20, 2002 between Pioneer Drilling Services, Ltd. and The Frost National Bank.

4.15*	Debenture Agreement dated July 3, 2002 by and between WEDGE Energy Services, L.L.C. and Pioneer Drilling Company (Form 8-K filed July 18, 2002 (File No. 2-70145, Exhibit 4.1)).

4.16*	Debenture Purchase Agreement dated July 3, 2002 by and between WEDGE Energy Services, L.L.C. and Pioneer Drilling Company (Form 8-K filed July 18, 2002(File No. 2-70145, Exhibit 4.2)).

4.17*

Subordination Agreement dated July 3, 2002 by and between The Frost National Bank, WEDGE Energy Services, L.L.C., Pioneer Drilling Company and Pioneer Drilling Services, Ltd. (Form 8-K filed July 18, 2002 (File No. 2-70145, Exhibit 4.3)).

4.18	First Amendment to Debenture Purchase Agreement dated December 23, 2002 between WEDGE Energy Services, L.L.C., and Pioneer Drilling Company.

4.19	First Amendment to Debenture Agreement dated December 23, 2002 between William H. White and Pioneer Drilling Company.

4.20*

Term Loan and Security Agreement dated December 23, 2002 by and between Pioneer Drilling Services, Ltd. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Form 8-K filed January 3, 2003 (File No. 2-70145, Exhibit 5.1)).

4.21*

Collateral Installment Note dated December 23, 2002 by and between Pioneer Drilling Services, Ltd. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Form 8-K filed January 3, 2003 (File No. 2-70145, Exhibit 5.2)).

	*	Incorporated by reference to the filing indicated.

(b)	Reports on Form 8-K.	None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY

/s/ Wm. Stacy Locke
Wm. Stacy Locke
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

Dated:	February 10, 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 10 , 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 10, 2003

/s/ Wm. Stacy Locke
Wm. Stacy Locke
President and Chief Financial Officer

Certification Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Wm. Stacy Locke, President and Chief Financial Officer of Pioneer Drilling Company, a Texas corporation (the “Company”), hereby certify, to my knowledge, that:

(1)           the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:	February 10, 2003	/s/ Wm Stacy Locke
Wm. Stacy Locke
President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.

Certification Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Michael E. Little, Chairman of the Board and Chief Executive Officer of Pioneer Drilling Company, a Texas corporation (the “Company”), hereby certify, to my knowledge, that:

(1)           the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:	February 10, 2003	/s/ Michael E. Little
Michael E. Little
Chairman of the Board and Chief Executive Officer

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Report or as a separate disclosure document.