Form 10-Q
period 2003-09-30
PIONEER DRILLING CO
filed 2003-11-06
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-08182

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

As of November 6, 2003, there were 22,197,792 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,977,660	$21,002,913
Receivables, net	8,114,537	4,499,378
Contract drilling in progress	4,220,911	4,429,545
Federal income tax receivable	—	444,900
Current deferred income taxes	130,944	180,991
Prepaid expenses	264,453	914,187
Total current assets	17,708,505	31,471,914

Property and equipment, at cost	126,067,294	110,223,230
Less accumulated depreciation	28,952,294	22,367,327
Net property and equipment	97,115,000	87,855,903
Other assets	352,083	366,500
Total assets	$115,175,588	$119,694,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$587,177
Current installments of long-term debt and capital lease obligations	3,504,550	2,811,986
Accounts payable	10,562,261	14,206,586
Accrued payroll	878,701	847,163
Prepaid drilling contracts	216,000	—
Accrued expenses	2,097,462	1,874,693
Total current liabilities	17,258,974	20,327,605

Long-term debt and capital lease obligations, less current installments	44,013,599	45,854,542
Deferred income taxes	5,740,607	5,839,908
Total liabilities	67,013,180	72,022,055

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized; 22,197,792 and 21,700,792 shares issued at September 30, 2003 and March 31, 2003, respectively	2,219,779	2,170,079
Additional paid-in capital	59,848,138	57,730,188
Accumulated deficit	(13,905,509)	(12,228,005)
Total shareholders’ equity	48,162,408	47,672,262
Total liabilities and shareholders’ equity	$115,175,588	$119,694,317

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Contract drilling	$24,244,382	$17,041,599	$48,094,465	$35,493,452
Other	30,925	10,493	39,872	22,433
Total operating revenues	24,275,307	17,052,092	48,134,337	35,515,885

Costs and expenses:
Contract drilling	19,791,141	14,738,554	40,157,547	29,841,532
Depreciation and amortization	3,927,546	2,827,364	7,551,727	5,515,645
General and administrative	691,598	617,023	1,339,846	1,124,908
Bad debt expense	—	110,000	—	110,000
Total operating costs and expenses	24,410,285	18,292,941	49,049,120	36,592,085

Loss from operations	(134,978)	(1,240,849)	(914,783)	(1,076,200)

Other income (expense):
Interest expense	(700,075)	(667,132)	(1,433,730)	(1,226,922)
Interest income	28,728	29,845	76,418	53,396
Gain on sale of marketable securities	—	—	—	203,887
Total other income (expense)	(671,347)	(637,287)	(1,357,312)	(969,639)

Loss before income taxes	(806,325)	(1,878,136)	(2,272,095)	(2,045,839)
Income tax benefit	185,122	576,237	594,591	572,339
Net Loss	$(621,203)	$(1,301,899)	$(1,677,504)	$(1,473,500)

Loss per common share - Basic	$(0.03)	$(0.08)	$(0.08)	$(0.09)

Loss per common share - Diluted	$(0.03)	$(0.08)	$(0.08)	$(0.09)

Weighted average number of shares outstanding - Basic	22,037,064	16,137,459	21,873,399	16,046,229

Weighted average number of shares outstanding - Diluted	22,037,064	16,137,459	21,873,399	16,046,229

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,677,504)	$(1,473,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,551,727	5,515,645
Allowance for doubtful accounts	—	110,000
Gain on sales of marketable securities	—	(203,887)
Loss on sale of properties and equipment	403,107	143,159
Change in deferred income taxes	(49,254)	382,273
Changes in current assets and liabilities:
Receivables	(3,615,159)	(341,878)
Contract drilling in progress	208,634	1,323,803
Prepaid expenses	649,734	431,663
Accounts payable	(3,644,325)	2,127,176
Prepaid drilling contracts	216,000	—
Federal income taxes	444,900	182,015
Accrued expenses	254,307	260,238
Net cash provided by operating activities	742,167	8,456,707

Cash flows from financing activities:
Proceeds from notes payable	—	17,289,046
Payments of debt	(1,735,556)	(8,353,973)
Decrease in other assets	(3,787)	(34,506)
Proceeds from exercise of options	45,000	94,490
Net cash provided by (used in) financing activities	(1,694,343)	8,995,057

Cash flows from investing activities:
Purchase of property and equipment	(15,421,677)	(15,909,357)
Marketable securities sold	—	375,414
Proceeds from sale of property and equipment	348,600	120,763
Net cash used in investing activities	(15,073,077)	(15,413,180)

Net increase (decrease) in cash	(16,025,253)	2,038,584

Beginning cash and cash equivalents	21,002,913	5,383,045
Ending cash and cash equivalents	$4,977,660	$7,421,629

Supplementary Disclosure:
Interest paid	$1,444,235	$1,369,321
Income taxes refunded	(990,237)	(1,136,627)
Common stock issued for acquisition	2,122,650	—

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

We have adopted SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123 allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  We have elected to continue accounting for stock-based compensation under the intrinsic value method.  Under this method, we record no compensation expense for stock option grants when the exercise price of the options granted is equal to the fair market value of our common stock on the date of grant.  If we had elected to recognize compensation cost based on the fair value of the options we granted at their respective grant dates as SFAS No. 123 prescribes, our net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts the table below indicates:

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Net loss-as reported	$(621,203)	$(1,301,899)	$(1,677,504)	$(1,473,500)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	(111,825)	(104,012)	(208,347)	(229,199)
Net loss-pro forma	$(733,028)	$(1,405,911)	$(1,885,851)	$(1,702,699)
Net loss per share-as reported-basic	$(0.03)	$(0.08)	$(0.08)	$(0.09)
Net loss per share-as reported-diluted	(0.03)	(0.08)	(0.08)	(0.09)
Net loss per share-pro forma-basic	(0.03)	(0.09)	(0.09)	(0.11)
Net loss per share-pro forma-diluted	(0.03)	(0.09)	(0.09)	(0.11)
Weighted-average fair value of options granted during the period	$4.63	$—	$4.35	$4.50

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model.  This model assumed expected volatility of 66% and weighted average risk-free interest rate of 3.5% for grants in the three-month period ended September 30, 2003 and an expected life of five years.  The model assumed expected volatility of 67% and 69% and weighted average risk-free interest rates of 3.2% and 4.2% for grants in the six-month periods ended September 30, 2003 and 2002, respectively, and an expected life of five years.  As we have not declared dividends since we became a public company, we did not use a dividend yield.  In each case, the actual value that will be realized, if any, will depend on the future performance of our common stock and overall stock market conditions.  There is no assurance the value an optionee actually realizes will be at or near the value we have estimated using the Black-Scholes model.

On April 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  In that connection, we were required to identify all our legal obligations relating to asset retirements and determine the fair value of these obligations as of April 1, 2003.  Our adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

On July 1, 2003, we adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003.  Except for the provisions related to SFAS No. 133, all provisions of this statement will be applied prospectively.  In addition, paragraphs 7(a) and 23(a) of this statement, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  Our adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  This statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations of the issuer. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  Our adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

2.  Long-term Debt, Subordinated Debt and Notes Payable

We have a $1,000,000 line of credit available from a bank.  Any borrowings under this line of credit are secured by our trade receivables and bear interest at a rate of prime (4.00% at September 30, 2003) plus 1.0%.   The sum of draws under this line and the amount of all outstanding letters of credit issued by the bank for our account is limited to 75% of eligible accounts receivable.  Therefore, if 75% of our eligible accounts receivable is less than $1,000,000 plus any outstanding letters of credit issued by the bank on our behalf, our ability to draw under this line would be reduced.  At September 30, 2003, we had no outstanding advances under this line of credit, letters of credit were $1,450,000 and 75% of our eligible accounts receivable was approximately $5,726,000.  The letters of credit are issued to two workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies.  It is our practice to pay any amounts due under these deductibles as they are incurred.  Therefore, we do not anticipate the lender will be required to fund any draws under these letters of credit.

On September 29, 2003, the monthly installments of our loan from Frost National Bank, maturing in August 2004, were extended through August 2007.

At September 30, 2003, we were in compliance with all covenants applicable to our outstanding debt.  Those covenants include, among others, the maintenance of ratios of debt to net worth, leverage, cash flow and fixed cost coverage.  The covenants also restrict the payment of dividends on our common stock.

3.  Commitments and Contingencies

We are currently leasing a drilling rig under a lease that expires in January 2004.  We plan to purchase this rig in December 2003, and will finance the purchase price of approximately $3,750,000 with a bank loan of $3,000,000 and cash on hand.  We are also in the process of constructing a 1000 hp electric drilling rig from primarily used components.  As of September 30, 2003, we have incurred approximately $1,400,000 of construction costs.  We anticipate additional construction costs of $2,500,000 to $3,000,000; however, we do not have a scheduled completion date at this time.

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

4.   Equity Transactions

On August 1, 2003, we issued 477,000 shares of our common stock at $4.45 per share to Texas Interstate Drilling Company, L. P. as part of the purchase price of two land drilling rigs.

Directors and employees exercised stock options for the purchase of 20,000 and 215,000 shares of common stock at prices ranging from $.375 to $2.50 per share during the six months ended September 30, 2003 and September 30, 2002, respectively.

5.  Earnings (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by SFAS No. 128:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Basic
Net loss	$(621,203)	$(1,301,899)	$(1,677,504)	$(1,473,500)
Weighted average shares	22,037,064	16,137,459	21,873,399	16,046,229
Loss per share	$(0.03)	$(0.08)	$(0.08)	$(0.09)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Diluted
Net loss	$(621,203)	$(1,301,899)	$(1,677,504)	$(1,473,500)
Effect of dilutive securities:
Convertible debentures (1)	—	—	—	—

Net loss and assumed conversion	$(621,203)	$(1,301,899)	$(1,677,504)	$(1,473,500)
Weighted average shares:
Outstanding	22,037,064	16,137,459	21,873,399	16,046,229
Options (1)	—	—	—	—
Convertible debentures (1)	—	—	—	—
	22,037,064	16,137,459	21,873,399	16,046,229
Loss per share	$(0.03)	$(0.08)	$(0.08)	$(0.09)

(1)          Employee stock options to purchase 2,224,000 shares and 6,500,000 shares from convertible debentures were not included in the computation of diluted loss per share for the three and six months ended September 30, 2003, because we reported a loss.  Options to purchase 2,105,000 shares and 6,500,000 shares from convertible debentures were not included in the computation of diluted earnings per share for the three and six months ended September 30, 2002, because we reported a loss.

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

Oil and natural gas prices rose sharply in calendar year 2000 and through mid-2001.  Natural gas prices began falling in mid-2001 to a low of approximately $2.00 per mmbtu before returning to current levels of between $4.25 and $5.00 per mmbtu.  Oil prices are currently in the $29.00 to $32.00 per barrel range.  The average weekly spot prices of natural gas and crude oil and the average weekly domestic land rig count for each of the previous six  years ended September 30, 2003 were:

	2003	2002	2001	2000	1999	1998
Oil (West Texas Intermediate)	$30.45	$24.23	$28.93	$28.52	$16.33	$16.23

Gas (Henry Hub)	$5.22	$2.86	$4.95	$3.31	$2.10	$2.28

U.S. Land Rig Count	839	734	994	693	482	755

Primarily as a result of the increase in oil and natural gas prices, exploration and production companies increased their capital spending budgets in 2000 and early 2001.  These increased spending budgets increased the demand for contract drilling services.  The domestic land rig count climbed to 1,095 on June 22, 2001, representing an increase in the domestic land rig count of 188% from the low of 380 in April 1999.   The decline in oil and natural gas prices from mid-2001 to mid-2002 resulted in a reduction in the demand for contract land drilling services, which resulted in a substantial reduction in the rates land drilling companies have been able to obtain for their services.  While oil and natural gas prices have recovered in recent months, drilling activity has not yet recovered to a level at which we are able to significantly improve our revenue rates and drilling margins. The Baker Hughes domestic land rig count was 970 on October 24, 2003, a 33% increase from 727 on October 25, 2002.

Critical Accounting Policies and Estimates

Revenue and cost recognition – We earn our revenues by drilling oil and gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well.   See “Results of Operations” below for a general description of these contracts.  We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies.  We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract.  Contract drilling in progress represents revenues we have recognized in excess of amounts billed on contracts in progress.  Individual contracts are usually completed in less than 60 days.  The risks to us under a turnkey contract, and to a lesser extent under footage contracts, are substantially greater than on a contract drilled on a daywork basis, because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors’ services, supplies, cost escalations and personnel operations.

We accrue estimated contract costs on turnkey and footage contracts for each day of work completed based on our estimate of the total costs to complete the contract divided by our estimate of the number of days to complete the contract. Contract costs include labor, materials, supplies, repairs and maintenance and operating overhead allocations.   We record provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which we determine the revisions.  In addition, the occurrence of uninsured or under-insured losses or operating cost overruns on our turnkey and footage contracts could have a material adverse effect on our financial position and results of operations.  Therefore, our actual results could differ significantly if our cost estimates are later revised from our original estimates.

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

Accounting estimates – We consider the recognition of revenues and costs on turnkey and footage contracts critical accounting estimates.  On these types of contracts, we are required to estimate the number of days it will require for us to complete the contract and our total cost to complete the contract.    Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout subsequent to the release of the financial statements. Revenues and costs during a reporting period could be affected for contracts in progress at the end of that reporting period which has not been completed before our financial statements for that period are released. Turnkey contract revenues we had accrued in “Contract Drilling in Progress” at September 30, 2003 were approximately $2,831,000.  All of our turnkey contracts in progress at September 30, 2003 were completed prior to the release of these financial statements.

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

Our financial statements include accruals for costs incurred under the $100,000 self-insurance portion of our health insurance and the $250,000 deductible under our workers’ compensation insurance.  These accruals of approximately $714,000 at September 30, 2003 are based on information provided by the insurance companies and our historical experience with these types of insurance costs.

Liquidity and Capital Resources

On March 31, 2003, we sold 5,333,333 shares of our common stock to Chesapeake Energy Corporation for $20,000,000 ($3.75 per share), before related offering expenses.  In connection with that sale, we granted Chesapeake Energy a preemptive right to acquire equity securities we may issue in the future, under specified circumstances, in order to permit Chesapeake Energy to maintain its proportionate ownership of our outstanding shares of common stock.  We also granted Chesapeake Energy a right, under certain circumstances, to request registration of the acquired shares under the Securities Act of 1933.  Chesapeake Energy owns approximately 24.0% of our outstanding common stock, or approximately 17.2% assuming the conversion of all outstanding options and convertible subordinated debentures.

Our working capital decreased to $449,531 at September 30, 2003 from $11,144,309 at March 31, 2003.  Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.03 at September 30, 2003 compared to 1.55 at March 31, 2003.  The principal reason for the decrease in our working capital at September 30, 2003 was our use of approximately $12,000,000 of cash toward the purchase of four drilling rigs in May and August 2003 and the construction of a fifth rig.  Our cash generated by operations and our ability to borrow on our currently unused line of credit should allow us to meet our financial obligations.  In addition, we are currently negotiating to increase our line of credit from $1,000,000 to $2,500,000.  At this time, we anticipate any future major purchases of drilling equipment or acquisitions of other entities will be financed through the sale of equity.

The changes in the components of our working capital were as follows:

	September 30,	March 31,
	2003	2003	Change

Cash and cash equivalents	$4,977,660	$21,002,913	$(16,025,253)
Receivables	12,335,448	8,928,923	3,406,525
Income tax receivable	—	444,900	(444,900)
Deferred tax receivable	130,944	180,991	(50,047)
Prepaid expenses	264,453	914,187	(649,734)
Current assets	17,708,505	31,471,914	(13,763,409)

Current debt	3,504,550	3,399,163	105,387
Accounts payable	10,562,261	14,206,586	(3,644,325)
Accrued expenses	3,192,163	2,721,856	470,307
Current liabilities	17,258,974	20,327,605	(3,068,631)

Working capital	$449,531	$11,144,309	$(10,694,778)

Since March 31, 2003, the additions to our property and equipment were $17,544,327.  Additions consisted of the following:

Drilling rigs (1)	$13,295,771
Other drilling equipment	3,724,968
Transportation equipment	494,848
Other	28,740
$17,544,327

(1) Includes capitalized interest costs of $ 37,332.

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

On August 26, 2003, we purchased a 14,000-foot mechanical rig.  We paid $2,925,661 in cash for the rig.  Since accepting delivery of the rig, we have spent approximately $1,000,000 preparing the rig for utilization.  We estimate that we will spend an additional $600,000 in modifications and upgrades before putting the rig in the field.

We are currently leasing a drilling rig under a lease that expires in January 2004.  We plan to purchase this rig in December 2003, and will finance the purchase price of approximately $3,750,000 with a bank loan of $3,000,000 and cash on hand.  We are also in the process of accumulating primarily used components for the construction of a 1000-hp electric drilling rig. As of September 30, 2003, we have incurred approximately $1,400,000 of construction costs.  We anticipate additional construction costs of $2,500,000 to $3,000,000; however, we do not have a scheduled completion date at this time.  Strategically, we plan to continue to expand our drilling rig fleet primarily through acquisitions of other drilling contractors or selected rig assets.

Borrowings from Frost National Bank, on an installment loan due August 2007, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“MLC”), are secured by drilling equipment.  Our bank loan and MLC loan contain various covenants pertaining to leverage, cash flow coverage, fixed charge coverage and net worth ratios and restrict us from paying dividends.  Under these credit arrangements, we determine compliance with the ratios on a quarterly basis based on the previous four quarters.  As of September 30, 2003, we were in compliance with all covenants applicable to our outstanding debt.

On December 23, 2002, we borrowed $14,500,000 from MLC.  Under the terms of the MLC loan, we made monthly interest payments until August 1, 2003, when we began making equal monthly installment payments of principal of $172,619, plus interest.  The unpaid balance of the MLC loan will be due at maturity on December 22, 2007.  Interest accrues at a floating rate, adjusted quarterly, equal to the three-month LIBOR rate plus 385 basis points until our election to convert the interest rate to a fixed rate, at which time interest will accrue at the greater of (1) 6.975%, or (2) the sum of the swap rate published on the Bloomberg Screen “USSW” on the conversion date plus 367 basis points.  The MLC loan is secured by a first priority security interest in certain of our drilling rigs.  We may prepay the MLC loan at any time in whole, but not in part, subject to certain exceptions and payment of specified prepayment premium requirements.  We used $2,130,503 of the proceeds of the Loan to retire all of our outstanding debt to one of our bank lenders, $5,106,321 to make a final payment on a new/refurbished 18,000-foot rig added in December 2002, and $7,190,676 to replenish our working capital and $72,500 to pay associated loan fees.

On October 9, 2001, we issued a 6.75% five-year $18,000,000 convertible subordinated debenture, Series A, to WEDGE Energy Services, L.L.C. (“WEDGE”). The debenture was convertible into 4,500,000 shares of common stock at $4.00 per share.  We used approximately $9,000,000 of the proceeds to complete the construction of two drilling rigs.  Approximately $6,000,000 was used to reduce a $12,000,000 credit facility.  The balance of the proceeds was used for drilling equipment and working capital. On July 3, 2002, we issued an additional $10,000,000 of 6.75% convertible subordinated debt to WEDGE with an effective conversion rate of $5.00 per share.  The transaction was effected by an agreement between Pioneer and WEDGE under which WEDGE agreed to provide the additional $10,000,000 in financing and to cancel the previously issued debenture in the principal amount of $18,000,000 in exchange for $28,000,000 in new 6.75% convertible subordinated debentures.  The new debentures are convertible into 6,500,000 shares of common stock at $4.31 per share, which resulted from a pro rata blending of the $5.00 conversion rate of the new $10,000,000 financing and the $4.00 conversion rate of the $18,000,000 debenture being cancelled.  WEDGE funded $7,000,000 of the $10,000,000 on July 3, 2002 and $2,000,000 on July 29, 2002.  William H. White, one of our Directors and the President of WEDGE, purchased the remaining $1,000,000 on July 29, 2002.  Unlike the cancelled debenture, which was not redeemable by Pioneer, the new debentures are redeemable at a scheduled premium.  We used $7,000,000 of the proceeds to pay down bank debt and $3,000,000 for the purchase of drilling equipment.  If WEDGE were to convert the new debentures, it would own approximately 47.5% of our outstanding common stock.

We have a $1,000,000 line of credit available from Frost National Bank.  Any borrowings under this line of credit are secured by our trade receivables and bear interest at a rate of prime (4.00% at September 30, 2003) plus 1.0%.   The sum of draws under this line and the amount of all outstanding letters of credit issued by the bank for our account is limited to 75% of eligible accounts receivable.  Therefore, if 75% of our eligible accounts receivable is less than $1,000,000 plus any outstanding letters of credit issued by the bank on our behalf, our ability to draw under this line would be reduced.  At September 30, 2003, we had no outstanding advances under this line of credit, letters of credit were $1,450,000 and 75% of eligible accounts receivable was approximately $5,726,000.  The letters of credit are issued to two workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies.  It is our practice to pay any amounts due under these deductibles as they are incurred.  Therefore, we do not anticipate the lender will be required to fund any draws under these letters of credit.

Our long-term debt, capital lease and operating lease obligations in the years subsequent to September 30, 2003 are as follows:

	Long-term Debt	Capital Leases	Operating Leases

2004	$3,357,143	$147,407	$232,008
2005	3,357,143	120,951	112,008
2006	3,357,143	50,644	73,362
2007	31,249,317	9,354	1,356
2008	5,869,047	—	—
	$47,189,793	$328,356	$418,734

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

For the three-month and six-month periods ended September 30, 2003 and 2002, our rig utilization and revenue days were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Utilization Rates	85%	78%	86%	78%
Revenue Days	2,064	1,577	4,022	3,030

The reasons for the increase in the number of revenue days in 2003 over 2002 are the increase in size of our rig fleet from 22 at September 30, 2002 to 28 at September 30, 2003 and the improvement in the rig utilization rate.  The utilization rate is computed by dividing revenue days during a period by total available days during the period.

For the three-month and six-month periods ended September 30, 2003 and 2002, the percentages of our drilling revenues by type of contract were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Turnkey Contracts	46%	45%	51%	45%
Footage Contracts	5%	2%	4%	2%
Daywork Contracts	49%	53%	45%	53%

While current demand for drilling rigs has increased, we continue to bid on turnkey contracts in an effort to improve margins and maintain rig utilization.  In spite of improvements in oil and natural gas prices, we anticipate only a moderate change in the mix of our types of contracts in the near future.

Our drilling margins, which we compute by subtracting contract drilling costs from contract drilling revenues, margin percentages, which we compute by dividing the drilling margin by contract drilling revenues, and drilling margin per revenue day, which we compute by dividing the drilling margin by revenue days, for the three- month and six-month periods ended September 30, 2003 and 2002 were:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Contract drilling revenues	$24,244,382	$17,041,599	$48,094,465	$35,493,452
Contract drilling costs	19,791,141	14,738,554	40,157,547	29,841,532
Drilling margin	$4,453,241	$2,303,045	$7,936,918	$5,651,920
Drilling margin percent	18%	14%	17%	16%
Drilling margin per revenue day	$2,158	$1,460	$1,973	$1,865

The drilling margin percentage increase in the three-month period ended September 30, 2003 compared with the same period in 2002 principally resulted from increases in rig revenue rates we charged under our drilling contracts.  The additional costs associated with turnkey contracts account for the substantial increase in our drilling costs in the quarter and the six-month period ended September 30, 2003.  These additional costs negatively affect our margin percentage in periods in which turnkey contracts make up a higher percentage of our revenues.

Drilling margin per revenue day is a measure of profitability from drilling operations, before taxes, depreciation, general and administrative expenses and other income (expense), for each day a rig is earning revenue.  Rigs earn revenue while moving, drilling, waiting on standby or cleaning up at the end of a contract.  Drilling margin per revenue day is a good index by which to compare our drilling operations from year to year as well as against competitors in our peer group.  Drilling margin per revenue day rose in the quarter and the six-month period ended September 30, 2003 compared to the same period in 2002 due to the increased dayrate environment we experienced in the quarter and the six-month period ended September 30, 2003.

Our depreciation and amortization expense in the quarter ended September 30, 2003 increased to approximately $3,928,000 from approximately $2,827,000 in the quarter ended September 30, 2002.  Our depreciation and amortization expense in the six months ended September 30, 2003 increased to approximately $7,552,000 from approximately $5,516,000 in the corresponding period of 2002.  The increase resulted from our addition of five drilling rigs and related equipment since September 30, 2002.

Our general and administrative expenses increased to approximately $692,000 in the quarter ended September 30, 2003 from approximately $617,000 in the quarter ended September 30, 2002.  Our general and administrative expenses increased to approximately $1,340,000 in the six months ended September 30, 2003 from approximately $1,125,000 in the corresponding period of 2002.  The increases resulted from increased payroll costs, loan fees and insurance costs.

Our contract land drilling operations are subject to various federal and state laws and regulations designed to protect the environment.  Maintaining compliance with these regulations is part of our day-to-day operating procedures.  We are not aware of any potential clean-up obligations that would have a material adverse effect on our financial condition or results of operations.

Our effective income tax benefit rates of 23% and 31% for the three-month periods ended September 30, 2003 and 2002 and 26% and 28% for the six-month periods ended September 30, 2003 and 2002, respectively, differ from the federal statutory rate of 34% due to permanent differences.  Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes.

Inflation

As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in any of the periods reported.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on some of our outstanding debt.  At September 30, 2003, we had outstanding debt of approximately $19,190,000 that was subject to variable interest rates, in each case based on an agreed percentage-point spread from the lender’s prime interest rate.  An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $127,000 annually.  We did not enter into these debt arrangements for trading purposes.

ITEM 4.          CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)                                  Unregistered sales of Securities.

On August 1, 2003, we issued 477,000 shares of our common stock as part of the consideration for our purchase of two drilling rigs and related assets from Texas Interstate Drilling Company, L.P.  We issued those shares without registration under the Securities Act of 1933, as amended, in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22 ,2003, the annual meeting of the shareholders of the Company was held.  At the meeting, Wm. Stacy Locke and C. John Thompson were elected to the Board of Directors of the Company.  The following matters were submitted to the shareholders of the Company for their approval.

(1)                                  Election of Directors:

Wm. Stacy Locke.  21,001,491 votes were cast for and 200,175 votes were withheld.

C. John Thompson.  21,112,941 votes were cast for and 88,725 votes were withheld.

(2)                                  The shareholders voted to approve the Pioneer Drilling Company 2003 Stock Plan.  18,062,344 votes were cast for the matter, and 311,353 were cast against the matter.  0 votes were withheld, 75,879 votes were abstentions and 2,752,090 were broker non-votes.

(3)                                  The shareholders ratified the appointment of KPMG LLP as our independent auditors for this fiscal year ending March 31, 2004.  21,139,373 votes were cast for the matter, and 14,320 were cast against the matter.  0 votes were withheld, 47,973 votes were abstentions and 0 votes were broker non-votes.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.			The following exhibits are filed as part of this report:

	3.1	*	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 2-70145, Exhibit 3.1)).

	3.2	*	-	Bylaws of Pioneer Drilling Company (Form 10-K for the year ended March 31, 2001 (File No. 2-70145, Exhibit 3.2)).

	4.1	*	-	Common Stock Purchase Agreement dated March 31, 2003, between Pioneer Drilling Company and Chesapeake Energy Corporation (Form 8-K filed March 31, 2003 (File No. 2-70145, Exhibit 4.1)).

	4.2	*	-

Registration Rights Agreement dated March 31, 2003, among Pioneer Drilling Company, WEDGE Energy Services, L.L.C., William H. White, an individual, and Chesapeake Energy Corporation (Form 8-K filed March 31, 2003 (File No. 2-70145, Exhibit 4.2)).

	4.3		-	Note Modification Agreement dated September 29, 2003, between Pioneer Drilling Services, Ltd. and The Frost National Bank.

	31.1		-	Rule 13a-14(a)/15d-14(a) Certification by Pioneer Drilling Company’s Chief Executive Officer.

	31.2		-	Rule 13a-14(a)/15d-14(a) Certification by Pioneer Drilling Company’s Chief Financial Officer.

	32.1		-	Section 1350 Certification by Pioneer Drilling Company’s Chief Executive Officer.

	32.2		-	Section 1350 Certification by Pioneer Drilling Company’s Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

(b)           Reports on Form 8-K.          On July 31, 2003, we filed a current report on Form 8-K to report our purchase of two drilling rigs and related assets from Texas Interstate Drilling Company, L.P. for $2,500,000 in cash and the issuance of 477,000 shares of our common stock.  On August 4, 2003, we furnished a report on Form 8-K relating to the press release we issued on June 3, 2003 with respect to our results of operations for the fourth quarter and year ended March 31, 2003.  On August 7, 2003, we furnish a current report on Form 8-K relating to the press release we issued on August 7, 2003 with respect to our results of operations for the first quarter (ended June 30, 2003) of our fiscal year ending March 31, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY

/s/ Wm. Stacy Locke
Wm. Stacy Locke
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

Dated:	November 6, 2003

Index to Exhibits

3.1	*	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 2-70145, Exhibit 3.1)).

3.2	*	-	Bylaws of Pioneer Drilling Company (Form 10-K for the year ended March 31, 2001 (File No. 2-70145, Exhibit 3.2)).

4.1	*	-	Common Stock Purchase Agreement dated March 31, 2003, between Pioneer Drilling Company and Chesapeake Energy Corporation (Form 8-K filed March 31, 2003 (File No. 2-70145, Exhibit 4.1)).

4.2	*	-

Registration Rights Agreement dated March 31, 2003, among Pioneer Drilling Company, WEDGE Energy Services, L.L.C., William H. White, an individual, and Chesapeake Energy Corporation (Form 8-K filed March 31, 2003 (File No. 2-70145, Exhibit 4.2)).

4.3		-	Note Modification Agreement dated September 29, 2003, between Pioneer Drilling Services, Ltd. and The Frost National Bank.

31.1		-	Rule 13a-14(a)/15d-14(a) Certification by Pioneer Drilling Company’s Chief Executive Officer.

31.2		-	Rule 13a-14(a)/15d-14(a) Certification by Pioneer Drilling Company’s Chief Financial Officer.

32.1		-	Section 1350 Certification by Pioneer Drilling Company’s Chief Executive Officer.

32.2		-	Section 1350 Certification by Pioneer Drilling Company’s Chief Financial Officer.

*              Incorporated by reference to the filing indicated.