Form 10-K/A
period 2003-03-31
PIONEER DRILLING CO
filed 2004-06-22
CIK 320575

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-8182

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

        The aggregate market value of the registrant's voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter for the fiscal year covered by this report (September 30, 2002) was $16,645,254, based on the last sales price of the registrant's common stock reported on the American Stock Exchange on that date.

        As of March 31, 2004, there were 27,300,126 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement related to the registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

        The following table sets forth information regarding utilization for our fleet of drilling rigs:

	Years ended March 31,
	2003	2002	2001	2000	1999	1998
Average number of rigs for the period	22.3	18.0	10.5	6.6	6.0	6.0
Average utilization rate	79%	82%	91%	66%	66%	86%

        The following table sets forth information regarding our drilling fleet:

Rig Number		Rig Design	Approximate Drilling Depth Capability (feet)	Current Location	Type	Horse Power
1		IRI Cabot 750E	11,500	South Texas	Electric	700
2		IRI Cabot 750E	11,500	South Texas	Electric	700
3		National 110-UE	18,000	South Texas	Electric	1500
4	(1)	RMI 1000E	15,000	South Texas	Electric	1000
5		RMI 1000	15,000	South Texas	Mechanical	1000
6		Brewster N4610	12,000	East Texas	Mechanical	900
7		IRI 1700E	18,000	South Texas	Electric	1700
8		IRI 1700E	18,000	South Texas	Electric	1700
9		Gardner-Denver 500M	10,000	East Texas	Mechanical	750
10		Skytop Brewster N46	12,000	East Texas	Mechanical	950
11		Skytop Brewster N46	12,000	South Texas	Mechanical	950
12		IRI Cabot 900	10,500	South Texas	Mechanical	900
14		Skytop Brewster N46	12,000	South Texas	Mechanical	950
15		IRI Cabot 750	11,000	South Texas	Mechanical	700
16		IRI Cabot 750	11,000	South Texas	Mechanical	700
17		Ideco H-725	12,000	East Texas	Mechanical	750
18		Brewster N-75	12,500	East Texas	Mechanical	1000
19		Brewster N-75	12,500	East Texas	Mechanical	1000
20		BDW 800	13,500	East Texas	Mechanical	1000
21		National 110-UE	18,000	South Texas	Electric	1500
22		Ideco H-725	12,000	East Texas	Mechanical	750
23		Ideco H-725	12,000	East Texas	Mechanical	750
24		National 110-UE	18,000	South Texas	Electric	1500
25		National 110-UE	18,000	East Texas	Electric	1500
26		Oilwell 840E	18,000	South Texas	Electric	1500
27	(2)	IRI Cabot 1200	15,000	South Texas	Mechanical	1200

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

Drilling Contracts

        As a provider of contract land drilling services, our business and the profitability of our operations depend on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The oil and gas exploration and production industry is an historically cyclical industry characterized by significant changes in the levels of exploration and development activities. During periods of lower levels of drilling activity, price competition tends to increase and results in decreases in the profitability of daywork contracts. In this lower level drilling activity and competitive price environment, we may be more inclined to enter into turnkey and footage contracts that expose us to greater risk of loss without commensurate increases in potential contract profitability.

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

        Turnkey Contracts.    Under a turnkey contract, we agree to drill a well for our customer to a specified depth and under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the equipment and drilling supplies required to drill the well. We often subcontract for related services, such as the provision of casing crews, cementing and well logging. Under typical turnkey drilling arrangements, we do not receive progress payments and are paid by our customer only after we have performed the terms of the drilling contract in full.

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

	2003	2002	2001
Daywork	119	150	54
Turnkey	78	9	42
Footage	5	6	4

Total number of wells	202	165	100

Customers And Marketing

        We market our rigs to a number of customers. In fiscal 2003, we drilled wells for 64 different customers, compared to 48 customers in fiscal 2002 and to 58 customers in fiscal 2001. Thirty-six of our customers in fiscal 2003 were customers for whom we had not drilled any wells in fiscal 2002. The following table shows our three largest customers as a percentage of our total contract drilling revenue for each of our last three fiscal years.

Customer	Total Contract Drilling Revenue Percentage
Fiscal 2003:
Gulf Coast Energy Associates	10.8%
Apache Corporation	6.5%
Suemaur Exploration & Production, LLC	5.4%
Fiscal 2002:
Dominion Exploration & Production, Inc.	13.7%
Kerr-McGee Oil & Gas Onshore, L.L.C.	12.2%
Pogo Producing Company	11.1%
Fiscal 2001:
Dominion Exploration & Production, Inc.	13.6%
Conoco, Inc.	8.8%
Pure Resources, Inc.	6.3%

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

Available Information

        Our website address is www.pioneerdrlg.com. We make available on this website under "Investor Relations-SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonable practicable after we electronically file those materials with, or furnish those materials to, the SEC.

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

Equity Compensation Plan Information

        The following table provides information on our equity compensation plans as of March 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,825,000	1.63	360,413
Equity compensation plans not approved by security holders	—	—	—

Total	1,825,000	1.63	360,413

Recent Sales of Unregistered Securities

        In May 2000, we completed a private placement of 3,768,161 shares of our common stock to WEDGE Energy Services, L.L.C. ("WEDGE") for $8,000,000, or $2.175 per share. We issued those shares without registration under the Securities Act of 1933 in reliance on the exemption Section 4(2) of that Act provides for transactions not involving any public offering.

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

	Years Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Contract drilling revenues	$80,183	$68,627	$50,345	$19,391	$12,659
Earnings (loss) from operations	(4,943)	11,201	3,803	149	(1,254)
Earnings (loss) before income taxes	(7,305)	9,737	3,838	(65)	(1,278)
Preferred dividends	—	93	275	304	304
Net earnings (loss) applicable to common stockholders	(5,086)	6,225	2,428	(384)	(1,612)
Earnings (loss) per common share—basic	(0.31)	0.41	0.22	(0.06)	(0.27)
Earnings (loss) per common share—diluted	(0.31)	0.35	0.19	(0.06)	(0.27)
Long-term debt and capital lease obligations, excluding current installments	45,855	26,119	10,056	267	2,354
Shareholders' equity	47,672	33,343	17,827	6,783	5,322
Total assets	119,694	83,450	56,493	15,670	10,007
Capital expenditures	33,589	27,597	41,628	5,069	856

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

Critical Accounting Policies and Estimates

        Revenue and cost recognition—We earn our revenues by drilling oil and gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. See "Results of Operations" below for a general description of these contracts. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract. Contract drilling in progress represents revenues we have recognized in excess of amounts billed on contracts in progress. Individual contracts are usually completed in less than 60 days. The risks to us under a turnkey contract, and to a lesser extent under footage contracts, are substantially greater than on a contract drilled on a daywork basis, because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors' services, supplies, cost escalations and personnel operations.

        Our management has determined that it is appropriate to use the percentage-of-completion method to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed on depth in breach of the applicable contract. However, ultimate recovery of that value, in the event we were unable to drill to the agreed on depth in breach of the contract, would be subject to negotiations with the customer and the possibility of litigation.

        If a customer defaults on its payment obligations to us under a turnkey or footage contract, we would need to rely on applicable law to enforce our lien rights, because our turnkey and footage contracts do not expressly grant to us a security interest in the work we have completed under the contract and we have no ownership rights in the work-in-progress or completed drilling work, except any rights arising under the applicable lien statute on foreclosure. If we were unable to drill to the agreed on depth in breach of the contract, we also would need to rely on equitable remedies outside of the contract, including quantum meruit, available in applicable courts to recover the fair value of our costs incurred to drill a well under a turnkey or footage contract.

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

        Asset impairments—We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers' financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and gas prices, industry analysts' outlook for the industry and their view of our customers access to debt or equity, discussions with major industry suppliers, discussions with officers of our primary lender regarding their experiences and expectations for oil and gas operators in our areas of operations and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the value of our drilling equipment, at March 31, 2003, would have resulted in a corresponding increase in our net loss of approximately $704,000 for our fiscal year ended March 31, 2003.

        Deferred taxes—We provide deferred taxes for net operating loss carryforwards and for the basis difference in our property and equipment between financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes we depreciate drilling rigs over 10 to 15 years and refurbishments over three years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. Therefore, in the first five years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After five years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

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

        We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when our current management team joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately increase our cost estimate for the additional costs to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss including all costs that are included in our revised estimated cost to complete that contract in our consolidated statement of operations for that reporting period. At March 31, 2003, we accrued an estimated loss of $227,000 on one of our turnkey contracts in progress. During fiscal 2003, we experienced losses on 17 of the 83 turnkey and footage contracts completed, with losses exceeding $25,000 on 7 contracts and losses exceeding $100,000 on two contracts. We are more likely to encounter losses on turnkey and footage contracts in years in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

        Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. All of our turnkey contracts in progress at March 31, 2003 were completed prior to the release of these financial statements. At March 31, 2003 our Contract Drilling in Progress totaled approximately $4,429,000. Of that amount accrued, turnkey contract revenues were approximately $3,940,000. The remaining balance of approximately $489,000 relates to the revenue recognized but not yet billed on daywork contracts in progress at March 31, 2003.

        We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on information obtained from major industry suppliers, current prices of oil and gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and to date have not extended payment terms beyond 60 days.

        Another critical estimate is our determination of the useful lives of our depreciable assets, which directly affects our determination of depreciation expense and deferred taxes. A decrease in the useful life of our drilling equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from three to 15 years. We record the same depreciation expense whether a rig is idle or working. Our estimate of the useful lives of drilling, transportation and other equipment are based on our more than 35 years of experience in the drilling industry with similar equipment.

        Other accrued expenses in our March 31, 2003 financial statements include an accrual of a total of $525,000 for costs incurred under the self-insurance portion of our health insurance and under our workers' compensation insurance. We have a deductible of (1) $100,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers' compensation insurance. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims to be paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.

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

        Our working capital increased to $11,144,309 at March 31, 2003 from a deficit of $268,478 at March 31, 2002. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.55 at March 31, 2003 compared to 0.98 at March 31, 2002. The principal reason for the improvement in our working capital at March 31, 2003 was our sale of common stock to Chesapeake Energy. Our operations have historically generated, even during periods of industry downturns, sufficient cash flow to meet our requirements for debt service and equipment expenditures. During periods when a higher percentage of our contracts are turnkey and footage contracts our short-term working capital needs could increase. We have available a $1,000,000 line of credit for short-term cash requirements. We did not have to use the line of credit during fiscal 2003. We have used debt and equity to finance our long-term growth strategy to increase the size of our rig fleet. During periods of improved rig revenue rates, we believe we can generate cash flows in excess of our normal requirements.

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

        In March 2003, we completed or had in progress 20 turnkey contracts. Approximately 68% of our receivables at March 31, 2003 result from turnkey and footage contracts compared to approximately 26% of receivables at March 31, 2002.

        The increase in accounts payable at March 31, 2003 over March 31, 2002 is primarily attributable to the increase in our turnkey contract work. Under turnkey contracts, we are responsible for many of the costs which are the responsibility of our customer under daywork contracts. Some of the increase in accounts payable is also due to the increase in the size of our rig fleet.

        The increase in accrued expenses results from an increase in accrued payroll of $54,000 resulting from an increase in the number of employees; an increase of approximately $422,000 in the accrual for deductibles related to our health and workers' compensation insurance primarily as a result of our switching to the deductible health insurance plan in June 2002; and an increase of approximately $247,000 in accrued well control insurance, due to the increase in turnkey contracts.

        Our cash flows from operating activities for the year ended March 31, 2003 were $14,389,277, compared to $11,044,889 for the year ended March 31, 2002. Our cash flows from operating activities are affected by a number of factors, including rig utilization rates, the types of contracts we are performing, revenue rates we are able to obtain for our services, collection of receivables and the timing of expenditures. The primary reason for the increase in cash flows from operating activities in fiscal 2003 is the increase in payables at March 31, 2003 over March 31, 2002.

        Since March 31, 2002, the additions to our property and equipment were $33,588,972. Additions consisted of the following:

Drilling rigs(1)	$24,667,710
Other drilling equipment	8,504,588
Transportation equipment	383,650
Other	33,024

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

        Our debt obligations in the form of notes payable, capital leases and convertible subordinated debentures increased by a net of $14,859,191 from March 31, 2002 to March 31, 2003. This increase resulted from a $10,000,000 increase in our subordinated debt, $14,500,000 of new debt from Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. ("MLC"), $1,239,535 to finance the premiums on insurance policies, $448,475 from our line of credit and $385,492 in capital leases for crew quarters and vehicles. In addition, on May 28, 2002, we obtained a $7,000,000 short-term loan from Frost National Bank, which we repaid on July 3, 2002 with $7,000,000 of proceeds from the issuance of new convertible subordinated debt as described below. We made payments of $18,714,311 on our debt, including the $6,000,000, $7,000,000 and $2,130,503 loan repayments. Borrowings from Frost National Bank, on an installment loan due August 2004, and MLC are secured by drilling equipment. Our bank loan and MLC Loan contain various covenants pertaining to leverage, cash flow coverage, fixed charge coverage and net worth ratios and restrict us from paying dividends. Under these credit arrangements, we determine compliance with the ratios on a quarterly basis based on the previous four quarters. As of March 31, 2003, we were in compliance with all covenants applicable to our outstanding debt.

        On December 23, 2002, we borrowed $14,500,000 from MLC. Under the terms of the MLC loan, we make monthly interest payments until August 1, 2003, when we begin making equal monthly installment payments of principal of $172,619, plus interest. The unpaid balance of the MLC loan will be due at maturity on December 22, 2007. Interest accrues at a floating rate equal to the three month LIBOR rate plus 385 basis points until our election to convert the interest rate to a fixed rate, at which time interest will accrue at the greater of (1) 6.975%, or (2) the sum of the swap rate published on the Bloomberg Screen "USSW" on the conversion date plus 367 basis points. The MLC loan is secured by a first priority security interest in certain of our drilling rigs. We may prepay the MLC loan at any time in whole, but not in part, subject to certain exceptions and payment of specified prepayment premium requirements. We used $2,130,503 of the proceeds of the Loan to retire all of our outstanding debt to one of our bank lenders, $5,106,321 to make a final payment on the new/refurbished, 18,000 foot rig added in December, $7,190,676 to replenish our working capital and $72,500 to pay associated loan fees.

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

        We have a $1,000,000 line of credit available from Frost National Bank. Any borrowings under this line of credit are secured by our trade receivables and bear interest at a rate of prime (4.25% at March 31, 2003) plus 1.0%. The sum of draws under this line and the amount of all outstanding letters of credit issued by the bank for our account are limited to 75% of eligible accounts receivable. Therefore, if 75% of our eligible accounts receivable is less than $1,000,000 plus any outstanding letters of credit issued by the bank on our behalf, our ability to draw under this line would be reduced. At March 31, 2003, we had no outstanding advances under this line of credit, letters of credit were $1,450,000 and eligible accounts receivable were $4,299,179. The letters of credit are issued to two workers' compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate the lender will be required to fund any draws under these letters of credit.

        We do not have any routine purchase obligations. However, we are obligated under two asset purchase agreements for the purchase and construction of two drilling rigs as previously described. The following table excludes interest payments on long-term debt and capital lease obligations. The following table includes all of our contractual obligations at March 31, 2003.

	Payments due by period
Contractual obligations	Total	2004	2005	2006	2007	2008	More than 5 years
Long Term Debt Obligations	$48,265,786	$2,671,269	$6,468,524	$2,076,690	$2,077,054	$34,910,777	$61,472
Capital Lease Obligations	400,742	140,717	148,283	78,172	33,570	—	—
Operating Lease Obligations	474,738	358,008	58,008	56,010	2,712	—	—

Total	$49,141,266	$3,169,994	$6,674,815	$2,210,872	$2,113,336	$34,910,777	$61,472

        Events of default in our loan agreements, which could trigger an early repayment requirement, include among others:

  •
  our failure to make required payments;

  •
  our failure to comply with financial covenants related to the maintenance of a ratio of debt to tangible net worth, a leverage ratio, a cash flow coverage ratio and a senior cash flow coverage ratio;

  •
  our incurrence of any additional indebtedness in excess of $2,000,000 not already allowed by the loan agreements without the lenders approval;

  •
  any payment of cash dividends on our common stock.

        The limitation on additional indebtedness has not affected our operations or liquidity and we do not expect it to affect us in the future as we expect to continue to generate adequate cash flow from operations. We also have a $1,000,000 line of credit to supplement our short-term cash needs.

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

        Turnkey Contracts.    Under a turnkey contract, we agree to drill a well for our customer to a specified depth and under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide technical expertise and engineering services, as well as most of the equipment and drilling supplies required to drill the well. We often subcontract for related services, such as the provision of casing crews, cementing and well logging. Under typical turnkey drilling arrangements, we do not receive progress payments and are paid by our customer only after we have performed the terms of the drilling contract in full.

        The risks to us under a turnkey contract are substantially greater than on a well drilled on a daywork basis, because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors' services, supplies, cost escalations and personnel. We employ or contract for engineering expertise to analyze seismic, geologic and drilling data to identify and reduce some of the drilling risks assumed by us. We use the results of this analysis to evaluate the risks of a proposed contract and seek to account for such risks in our bid preparation. We believe that our operating experience, qualified drilling personnel, risk management program, internal engineering expertise and access to proficient third-party engineering contractors have allowed us to reduce some of the risks inherent in turnkey drilling operations. We also maintain insurance coverage against some but not all drilling hazards. However, the occurrence of uninsured or under-insured losses or operating cost overruns on our turnkey jobs could have a material adverse effect on our financial position and results of operations.

        Footage Contracts.    Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts compared with daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract. As with turnkey contracts, we manage these additional risks through the use of engineering expertise and bid the footage contracts accordingly, and we maintain insurance coverage against some but not all drilling hazards. However, the occurrence of uninsured or under- insured losses or operating cost overruns on our footage jobs could have a material adverse effect on our financial position and results of operations.

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

        In accordance with Emerging Issues Task Force issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," we have revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues in the consolidated statements of operations versus previously being recorded net of the incurred expense in contract drilling costs. These reclassifications had no effect on net income or cash flows for any of the three years ended March 31, 2003.

        Our contract drilling revenues for the fiscal year ended March 31, 2003 increased to $80,183,486 from $68,627,486 for the fiscal year ended March 31, 2002. This increase primarily resulted from an approximately 19% increase in revenue days and a higher percentage of turnkey contracts, partially offset by a decrease in rig revenue rates. Our contract drilling revenues increased to $68,627,486 for fiscal 2002 from $50,344,909 for fiscal 2001 principally due to an increase in revenue rates and a 55% increase in revenue days due to more rigs.

        Our contract drilling costs for the fiscal year ended March 31, 2003 increased to $70,823,310 from $46,145,364 for the 2002 fiscal year. The percentage increase in revenue days and the additional costs associated with turnkey contracts account for the substantial increase in our drilling costs in 2003. Our contract drilling costs increased to $46,145,364 for fiscal 2002 from $41,687,893 for fiscal 2001. Contract drilling costs for the year ended March 31, 2002 include a $275,000 charge related to severance costs for a corporate officer. In addition, as previously reported, one of our former employees, Jesse J. Sanchez, filed a petition against us in the District Court for the 341st District in Webb County, Texas. The petition asserted a claim for injuries resulting from an accident involving one of our drilling rigs. On December 19, 2001, we settled this claim for $500,000. The cost of this settlement is also included in our contract drilling costs for the fiscal year ended March 31, 2002.

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

        Our contract land drilling operations are subject to various federal and state laws and regulations designed to protect the environment. Maintaining compliance with these regulations is part of our day-to-day operating procedures. We monitor each of our yard facilities and each of our rig locations on a daily basis for potential environmental spill risks. In addition, we maintain a spill prevention control and countermeasures plan for each yard facility and each rig location. The cost of these procedures represent only a small portion our routine employee training, equipment and job site maintenance costs. We estimate our annual compliance costs for this program is approximately $116,000. We are not aware of any potential clean-up obligations that would have a material adverse effect on our financial condition or results of operations.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements included in this report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pioneer Drilling Company:

        We have audited the accompanying consolidated balance sheets of Pioneer Drilling Company and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Drilling Company and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

San Antonio, Texas
May 20, 2003

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$21,002,913	$5,383,045
Securities available for sale	—	337,309
Receivables:
Trade, net of allowance for doubtful accounts of $110,000 in 2003	4,499,378	6,160,797
Contract drilling in progress	4,429,545	3,120,252
Federal income tax receivable	444,900	880,068
Current deferred income taxes	180,991	—
Prepaid expenses	914,187	634,747

Total current assets	31,471,914	16,516,218

Property and equipment, at cost:
Drilling rigs and equipment	106,728,573	77,149,043
Transportation, office, land and other	3,494,657	3,203,979

	110,223,230	80,353,022
Less accumulated depreciation and amortization	22,367,327	13,621,396

Net property and equipment	87,855,903	66,731,626
Other assets	366,500	201,914

Total assets	$119,694,317	$83,449,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$587,177	$6,329,925
Current installments of long-term debt	2,671,269	1,836,860
Current installments of capital lease obligations	140,717	109,129
Accounts payable	14,206,586	6,507,169
Current deferred income taxes	—	23,571
Accrued expenses:
Payroll and payroll taxes	847,163	792,805
Other	1,874,693	1,185,237

Total current liabilities	20,327,605	16,784,696
Long-term debt, less current installments	45,594,517	25,829,610
Capital lease obligations, less current installments	260,025	288,991
Deferred income taxes	5,839,908	7,203,456

Total liabilities	72,022,055	50,106,753

Shareholders' equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding
Common stock $.10 par value; 100,000,000 shares authorized; 21,700,792 shares and 15,922,459 shares issued and outstanding at March 31, 2003 and March 31,2002, respectively	2,170,079	1,592,245
Additional paid-in capital	57,730,188	38,783,731
Accumulated deficit	(12,228,005)	(7,142,387)
Accumulated other comprehensive income-unrealized gain on securities available for sale	—	109,416

Total shareholders' equity	47,672,262	33,343,005

Total liabilities and shareholders' equity	$119,694,317	$83,449,758

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2003	2002	2001
Contract drilling Revenues	$80,183,486	$68,627,486	$50,344,909

Costs and expenses:
Contract drilling	70,823,310	46,145,364	41,687,893
Depreciation and amortization	11,960,387	8,426,082	3,737,533
General and administrative	2,232,390	2,855,274	1,116,727
Bad debt expense	110,000	—	—

Total operating costs and expenses	85,126,087	57,426,720	46,542,153

Earnings (loss) from operations	(4,942,601)	11,200,766	3,802,756

Other income (expense):
Interest expense	(2,698,529)	(1,616,984)	(888,863)
Interest income	94,235	80,932	316,025
Other	37,614	72,096	71,559
Gain on sale of securities	203,887	—	536,486

Total other income (expense)	(2,362,793)	(1,463,956)	35,207

Earnings (loss) before income taxes	(7,305,394)	9,736,810	3,837,963
Income tax (expense) benefit	2,219,776	(3,418,525)	(1,135,174)

Net earnings (loss)	(5,085,618)	6,318,285	2,702,789
Preferred stock dividend requirement	—	92,814	274,630

Net earnings (loss) applicable to common shareholders	$(5,085,618)	$6,225,471	$2,428,159

Earnings (loss) per common share—Basic	$(0.31)	$0.41	$0.22

Earnings (loss) per common share—Diluted	$(0.31)	$0.35	$0.19

Weighted average number of shares outstanding—Basic	16,163,098	15,112,272	11,137,171

Weighted average number of shares outstanding—Diluted	16,163,098	19,221,256	13,901,101

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Shares Common	Shares Preferred	Amount Common	Preferred	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance as of March 31, 2000	7,274,684	584,615	$727,468	$3,799,994	$17,723,569	$(15,796,017)	$328,478	$6,783,492
Comprehensive income:
Net earnings	—	—	—	—	—	2,702,789	—	2,702,789
Net unrealized change in securities available for sale, net of tax of $56,750	—	—	—	—	—	—	(218,360)	(218,360)

Total comprehensive income	—	—	—	—	—	—	—	2,484,429

Issuance of common stock for:
Sale, net of related expenses	3,678,161	—	367,816	—	7,632,184	—	—	8,000,000
Acquisition	341,576	—	34,158	—	734,387	—	—	768,545
Conversion of preferred	800,000	(400,000)	80,000	(800,000)	720,000	—	—	—
Exercise of options	51,500	—	5,150	—	59,776	—	—	64,926
Preferred stock dividend	—	—	—	—	—	(274,630)	—	(274,630)

Balance as of March 31, 2001	12,145,921	184,615	1,214,592	2,999,994	26,869,916	(13,367,858)	110,118	17,826,762
Comprehensive income:
Net earnings	—	—	—	—	—	6,318,285	—	6,318,285
Net unrealized change in securities available for sale, net of tax of $384	—	—	—	—	—	—	(702)	(702)

Total comprehensive income	—	—	—	—	—	—	—	6,317,583

Issuance of common stock for:
Sale, net of related expenses	2,400,000	—	240,000	—	8,808,000	—	—	9,048,000
Conversion of preferred	1,199,038	(184,615)	119,903	(2,999,994)	2,880,091	—	—	—
Exercise of options	177,500	—	17,750	—	225,724	—	—	243,474
Preferred stock dividend	—	—	—	—	—	(92,814)	—	(92,814)

Balance as of March 31, 2002	15,922,459	—	1,592,245	—	38,783,731	(7,142,387)	109,416	33,343,005
Comprehensive income:
Net loss	—	—	—	—	—	(5,085,618)	—	(5,085,618)
Net unrealized change in securities available for sale, net of tax of $56,366	—	—	—	—	—	—	(109,416)	(109,416)

Total comprehensive loss	—	—	—	—	—	—	—	(5,195,034)

Issuance of common stock for:
Sale, net of related expenses	5,333,333	—	533,334	—	18,809,167	—	—	19,342,501
Exercise of options and related income tax benefits	445,000	—	44,500	—	137,290	—	—	181,790

Balance as of March 31, 2003	21,700,792	—	$2,170,079	$—	$57,730,188	$(12,228,005)	$—	$47,672,262

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

PIONEER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Business and Principles of Consolidation

        Pioneer Drilling Company provides contract land drilling services to oil and gas exploration and production companies in the South Texas and East Texas markets. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions in consolidation.

        We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the self-insurance portion of our health and workers' compensation insurance, our estimate of asset impairments, our estimate of deferred taxes and our determination of depreciation and amortization expense.

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

	Year Ended March 31,
	2003	2002	2001
Net earnings (loss)—as reported	$(5,085,618)	$6,318,285	$2,702,789
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	(385,671)	(582,258)	(359,224)

Net earnings (loss)—pro forma	$(5,471,289)	$5,736,027	$2,343,565

Net earnings (loss) per share—as reported—basic	$(0.31)	$0.41	$0.22
Net earnings (loss) per share—as reported—diluted	(0.31)	0.35	0.19
Net earnings (loss) per share—pro forma—basic	(0.34)	0.38	0.19
Net earnings (loss) per share—pro forma—diluted	(0.34)	0.32	0.17
Weighted-average fair value of options granted during the year	3.50	3.11	2.29

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

        Our management has determined that it is appropriate to use the percentage-of-completion method to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed on depth in breach of the applicable contract. However, ultimate recovery of that value, in the event we were unable to drill to the agreed on depth in breach of the contract, would be subject to negotiations with the customer and the possibility of litigation.

        If a customer defaults on its payment obligations to us under a turnkey or footage contract, we would need to rely on applicable law to enforce our lien rights, because our turnkey and footage contracts do not expressly grant to us a security interest in the work we have completed under the contract and we have no ownership rights in the work-in-progress or completed drilling work, except any rights arising under the applicable lien statute on foreclosure. If we were unable to drill to the agreed on depth in breach of the contract, we also would need to rely on equitable remedies outside of the contract, including quantum meruit, available in applicable courts to recover the fair value of our costs incurred to drill a well under a turnkey or footage contract.

        We accrue estimated costs on turnkey and footage contracts for each day of work completed based on our estimate of the total cost to complete the contract divided by our estimate of the number of days to complete the contract. Costs include labor, materials, supplies, repairs, maintenance, operating overhead allocations and allocations of depreciation and amortization expense. We charge general and administrative expenses to expense as we incur them. Changes in job performance, job conditions and estimated profitability on uncompleted contracts may result in revisions to costs and income. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately increase our cost estimate for the additional costs to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss including all costs that are included in our revised estimated cost to complete that contract in our consolidated statement of operations for that reporting period. At March 31, 2003, we accrued an estimated loss of $227,000 on one of our turnkey contracts in progress.

        The asset "contract drilling in progress" represents revenues we have recognized in excess of amounts billed on contracts in progress.

Prepaid Expenses

        Prepaid expenses include items such as insurance and licenses. We routinely expense these items in the normal course of business over the periods these expenses benefit.

Property and Equipment

        We provide for depreciation of our drilling, transportation and other equipment using the straight-line method over useful lives that we have estimated and that range from three to 15 years. We record the same depreciation expense whether a rig is idle or working.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Reclassifications

        In accordance with Emerging Issues Task Force issue No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," we have revised the presentation of reimbursements received for certain expenses in the periods presented. These reimbursements are now included in contract drilling revenues in the consolidated statements of operations versus previously being recorded net of the incurred expense in contract drilling costs. These reclassifications had no effect on net income or cash flows for any of the three years ended March 31, 2003. Certain other amounts in the financial statements for the prior years have been reclassified to conform with the current year's presentation.

2.     Acquisitions

        On August 21, 2000, we acquired all the outstanding stock of Pioneer Drilling Co., a Corpus Christi, Texas-based land drilling contractor. Pioneer Drilling Co.'s assets included four land drilling rigs and associated machinery and equipment. Pioneer Drilling Co. owned three of its rigs and leased the fourth rig. The consideration we paid for the acquisition, after giving effect to a purchase price adjustment, was $11,500,000, consisting of a cash payment of $10,731,456, which we financed with long-term debt as described in Note 3, and the issuance of 341,576 restricted shares of our common stock at $2.25 per share. This purchase was accounted for as the acquisition of a business, and we have included the results of operations of Pioneer Drilling Co. in our statement of operations since the date of acquisition. We allocated the purchase price plus assumed liabilities and deferred tax liability of $4,214,195 to working capital and property and equipment based on their relative fair values at the date of acquisition.

        On March 30, 2001, we acquired all the contract drilling equipment of Mustang Drilling, Ltd., a land drilling contractor based in Henderson, Texas. The equipment included four land drilling rigs and associated yard equipment. We paid $12,000,000 in cash for these assets. We financed this acquisition with $3,000,000 of the bank debt and the $9,000,000 subordinated debt described in Note 8. This purchase was accounted for as the acquisition of a business, and we have included the results of its operations of in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment based on their relative fair values at the date of acquisition.

        On May 28, 2002, we acquired all the land contract drilling assets of United Drilling Company and U-D Holdings, L.P. The assets included two land drilling rigs, associated spare parts and equipment and vehicles. We paid $7,000,000 in cash for these assets. This purchase was accounted for as an acquisition of assets, and the purchase price was allocated to drilling equipment and related assets based on their relative fair values at the date of acquisition.

3.     Long-term Debt, Subordinated Debt and Note Payable

        Our long-term debt is described below:

	March 31,
	2003	2002
Convertible subordinated debentures due July 2007 at 6.75%	$28,000,000	$18,000,000
Note payable, secured by drilling equipment, due in monthly payments of $172,619 beginning August 1, 2003 plus interest at a floating rate equal to the 3 month LIBOR rate plus 385 basis points, due December 2007	14,500,000	—
Note payable, secured by drilling equipment, due in monthly payments of $107,143 plus interest at prime (4.25% at March 31, 2003) plus 1.00%, due August 2004	5,677,889	6,963,603
Note payable to Small Business Administration, secured by second lien on land and improvements, due in monthly payments of $912 including interest at 6.71%, due November 2015	87,897	92,201
Note payable, secured by drilling equipment, land and improvements, due in monthly payments of $50,585, including interest at prime plus 1%, due November 2007 (paid off December 2002)	—	2,483,411
Note payable to bank, secured by land and improvements, due in monthly payments of $1,900 including interest at the bank's prime rate plus 0.5% due in September 2005 (paid off March 2003)	—	52,249
Notes payable, secured by vehicles, due in monthly payments of $2,150 including interest, due through December 2004 (paid off March 2003)	—	50,006
Note payable to seller, secured by drilling equipment, due in monthly installments of $5,000 plus interest at 10%, due June 2002	—	25,000

	48,265,786	27,666,470
Less current installments	(2,671,269)	(1,836,860)

	$45,594,517	$25,829,610

        Long-term debt maturing each year subsequent to March 31, 2003 is as follows:

Year Ended March 31,
2004	$2,671,269
2005	6,468,524
2006	2,076,690
2007	2,077,054
2008	34,910,777
2009 and thereafter	61,472

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

        We have a $1,000,000 line of credit available from a bank. Any borrowings under this line of credit are secured by our trade receivables and bear interest at a rate of prime (4.25% at March 31, 2003) plus 1.0%. The sum of draws under this line and the amount of all outstanding letters of credit issued by the bank for our account are limited to 75% of eligible accounts receivable. Therefore, if 75% of our eligible accounts receivable is less than $1,000,000 plus any outstanding letters of credit issued by the bank on our behalf, our ability to draw under this line would be reduced. At March 31, 2003, we had no outstanding advances under this line of credit, letters of credit were $1,450,000 and eligible accounts receivable were $4,299,179. The letters of credit are issued to two workers' compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate the lender will be required to fund any draws under these letters of credit.

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

        In February 2002, we renewed for two years an operating lease on one of our drilling rigs. The lease renewal includes an option to acquire the rig for $4,000,000, its estimated market value on the renewal date of the lease, which we can exercise between January 1, 2004 and February 1, 2004. If we exercise the option, approximately 50% of the rentals we pay during the lease term can be applied to the purchase price. We also lease real estate in Henderson, Texas and various equipment under noncancelable operating leases expiring through 2006.

        Rent expense under these operating leases for the years ended March 31, 2003, 2002 and 2001 was $344,752, $208,150 and $20,000, respectively.

        Future lease obligations and minimum capital lease payments as of March 31, 2003 were as follows:

Year Ended March 31,	Operating Leases	Capital Leases
2004	$358,008	$170,910
2005	58,008	164,997
2006	56,010	70,446
2007	2,712	34,626

Total minimum lease payments	$474,738	$440,979

Less amounts representing interest (at rates ranging from 5.8% to 9.5%)		(40,237)

Present value of net minimum capital lease payments		400,742
Less current installments of capital lease obligations		(140,717)

Capital lease obligations, excluding current installments		$260,025

5.     Income Taxes

        Our provision for income taxes consisted of the following:

	Years Ended March 31,
	2003	2002	2001
Current tax—federal	$(708,032)	$1,427,067	$49,593
Current tax—state	—	—	120,573
Deferred tax—federal	(1,511,744)	1,991,458	965,008

Income tax expense (benefit)	$(2,219,776)	$3,418,525	$1,135,174

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

        Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated statements. The components of our deferred income tax liabilities were as follows:

	March 31,
	2003	2002
Deferred tax assets:
Workers compensation and vacation expense accruals	$94,972	$32,795
Bad debt expense	37,400	—
Net operating loss carryforwards	5,105,730	—
Alternative minimum tax credit	181,770	—
Other	48,619	—

Total deferred tax assets	5,468,491	32,795

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	11,127,408	7,203,456
Unrealized gain on securities available for sale	—	56,366

Total deferred tax liabilities	11,127,408	7,259,822

Net deferred tax liabilities	$5,658,917	$7,227,027

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

7.     Earnings (Loss) Per Common Share

        The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS comparisons as required by SFAS No. 128:

	Years Ended March 31,
	2003	2002	2001
Basic
Net earnings (loss)	$(5,085,618)	$6,318,285	$2,702,789
Less: Preferred stock dividends	—	92,814	274,630

Earnings (loss) applicable to common shareholders	$(5,085,618)	$6,225,471	$2,428,159

Weighted average shares	16,163,098	15,112,272	11,137,171

Earning (loss) per share	$(0.31)	$0.41	$0.22

Diluted
Earnings (loss) applicable to common shareholders	$(5,085,618)	$6,225,471	$2,428,159
Effect of dilutive securities:
Convertible subordinated debenture	—	385,358	—
Preferred stock	—	92,814	274,630

Earnings (loss) available to common shareholders and assumed conversion	$(5,085,618)	$6,703,643	$2,702,789

Weighted average shares:
Outstanding	16,163,098	15,112,272	11,137,171
Options	—	1,500,589	1,771,864
Convertible subordinated debenture	—	2,145,205	—
Preferred stock		463,190	992,066

	16,163,098	19,221,256	13,901,101

Earnings (loss) per share	$(0.31)	$0.35	$0.19

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

        The following table provides information relating to our outstanding stock options at March 31, 2003, 2002 and 2001:

	2003		2002		2001
	Shares Issuable on Exercise of Options	Exercise Price per Share	Shares Issuable on Exercise of Options	Exercise Price per Share	Shares Issuable on Exercise of Options	Exercise Price per Share
Balance Outstanding
Beginning of year	2,320,000	$0.375-5.15	2,177,500	$0.375-4.60	1,759,000	$0.15-1.50
Granted	65,000	$3.20-4.50	585,000	$3.00-5.15	515,000	$2.25-4.60
Exercised	(445,000)	$0.375-2.50	(177,500)	$0.375-1.50	(51,500)	$0.15-2.50
Canceled	(115,000)	$2.25-4.60	(265,000)	$2.25	(45,000)	$0.375-1.50

Balance Outstanding
End of year	1,825,000	$0.375-5.15	2,320,000	$0.375-5.15	2,177,500	$0.379-4.60

Options Exercisable
End of year	1,437,334		1,734,000		1,172,500

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

        We are self-insured for up to $250,000 for all workers' compensation claims submitted by employees for on-the-job injuries. We have provided for both reported, and incurred but not reported, costs of workers' compensation coverage in the accompanying consolidated balance sheets. Accrued expenses at March 31, 2003 include approximately $255,000 for our estimate of incurred but unpaid costs related to workers' compensation claims. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.

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

        In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flow from operations and there is only a remote possibility that any such matters will require any additional loss accrual.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

        In Items 12 and 13 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2003 Annual Meeting of Shareholders that we filed with the SEC on July 8, 2003.

Item 10. Directors and Executive Officers of the Registrant

        Dean A. Burkhardt has served as one of our directors since October 26, 2001. Mr. Burkhardt has been an investor and consultant in the energy service industry during the last five years as well as a co-owner of the Dubina Rose Ranch, Ltd, a ranch business engaged in the breeding and selling of American Quarter Horse Association registered horses and coastal hay. Since 1997, Mr. Burkhardt has provided consulting services regarding oil and gas projects in Bolivia and Argentina to Frontera Resources Corporation, a developer and operator of oil and gas projects in emerging markets, consulting services regarding investments in fuel cells and workover services to WEDGE (1997-1998), and consulting services relating to the marketing of technical drilling engineering and quality management services to T. H. Hill & Associates, Inc., a drilling engineering and quality management services provider. Mr. Burkhardt co-founded Cheyenne Services, Inc. (1979), a provider of oilfield tubular make-up, tubular inspection, and third-party quality assurance services, and Applied Petroleum Software, Inc. (1983), a provider of production engineering software. From 1981 to 1982, Mr. Burkhardt was President and CEO of Tescorp Energy Services, a provider of hydraulic workover services, rental tools and tubular services.

        Michael E. Little has served as one of our directors and as our Chairman of the board since November 1998. From November 1998 to December 2003 he served as our Chief Executive Officer. Mr. Little currently serves as President and Chief Executive officer of WEDGE Group Incorporated, a position he has held since December 2003. Mr. Little served as President and Chief Executive Officer and as a director of Dawson Production Services, Inc. from March 1982 until it was acquired by Key Energy Services, Inc. in October 1998. He also served as Chairman of the board of Dawson Production Services, Inc. from March 1983 to October 1998. From 1980 to 1982, Mr. Little was Vice President of Cambern Engineering, Inc., a company that provided drilling and completion consulting services in the Texas Gulf Coast area. From 1976 to 1980, he was employed by Chevron USA as a drilling foreman and as a drilling engineer. Mr. Little is also a director of Intercontinental Bank Shares Corporation, a bank holding company.

        Wm. Stacy Locke has served as one of our directors since May 1995. He has been our President and Chief Executive Officer since December 2003 and was our President and Chief Financial Officer from August 2000 to December 2003. He previously served as our President and Chief Operating Officer from November 1998 to August 2000 and as our President and Chief Executive Officer from May 1995 to November 1998. Prior to joining Pioneer Drilling Company, Mr. Locke was Vice President—Investment Banking with Arneson, Kercheville, Ehrenberg & Associates, Inc. from January 1993 to April 1995. He was Vice President—Investment Banking with Chemical Banking Corporation's Texas Commerce Bank from 1988 to 1992. He was Senior Geologist with Huffco Petroleum Corporation from 1982 to 1986. From 1979 to 1982, Mr. Locke worked for Tesoro Petroleum Corporation and Valero Energy as a Geologist.

        C. John Thompson has served as one of our directors since May 2001. Mr. Thompson has been a consultant since December 2001. He was Vice President and Co-Manager of Enron Energy Capital Resources from February 2000 to December 2001. From September 1997 to February 2000, Mr. Thompson was a principal in Sagestone Capital Partners, which provided investment banking services to the oil and gas industry and portfolio management services to various institutional investors. From December 1990 to May 1997, Mr. Thompson held various positions with Enron Energy Capital

Resources and its predecessor companies. From 1977 until 1990, Mr. Thompson worked in the energy banking industry.

        James M. Tidwell has served as one of our directors since March 2001. Mr. Tidwell currently serves as Vice President and Chief Financial Officer of WEDGE Group Incorporated, a position he has held since January 2000. From June 1999 to January 2000, Mr. Tidwell served as President of Daniel Measurement and Control, a division of Emerson Electric Company. From August 1996 to June 1999, he was Executive Vice President and Chief Financial Officer of Daniel Industries, Inc., a leading supplier of specialized equipment and systems to oil, gas and process operators and plants to measure and control the flow of fluids. For more than five years prior to joining Daniel Industries, Inc., Mr. Tidwell served as Senior Vice President and Chief Financial Officer of Hydril Company, a worldwide leader in engineering, manufacturing and marketing of premium tubular connections and pressure control devices for oil and gas drilling and production. Mr. Tidwell is also a director of T-3 Energy Services, Inc., TGC Industries, Inc. and EOTT Energy LLC.

        William D. Hibbetts has served as one of our directors since June 1984 and as our Sr. Vice President, Chief Financial Officer and Secretary since December 2003. He previously served as our Sr. Vice President, Chief Accounting Officer and Secretary from May 2002 to December 2003, and served as our Vice President, Chief Accounting Officer and Secretary from December 2000 to May 2002. He served as the Chief Financial Officer of International Cancer Screening Laboratories from March 2000 to December 2000. He worked as a consultant from June 1999 to March 2000. He served as the Chief Accounting Officer of Southwest Venture Management Company from July 1988 to May 1999. Mr. Hibbetts was the Treasurer/Controller of Gary Pools, Inc. from May 1986 to July 1988. He previously served as an officer of our company from January 1982 until May 1986. Before initially joining our company, Mr. Hibbetts served in various positions as an accountant with KPMG Peat Marwick LLP from June 1971 to December 1981, including as an audit manager from July 1978 to December 1981.

        Franklin C. West has served as our Executive Vice President and Chief Operating Officer since January 2002. Prior to joining Pioneer Drilling Company, he was Vice President for Flournoy Drilling Company from 1967 until it was acquired by Grey Wolf, Inc. in 1997, and continued in the same capacity for Grey Wolf, Inc. until December 2001. Mr. West has over 40 years of experience in the drilling industry.

        William H. White has served as one of our directors since May 2000. Mr. White has been the President and Chief Executive Officer of WEDGE Group Incorporated since April 1997. WEDGE is a diversified firm with subsidiaries in engineering and construction, hotel, oil and gas services and real estate businesses. Mr. White served as Deputy Secretary of Energy and Chief Operating Officer of the United States Department of Energy from 1993 to 1995. Prior to his service with the Department of Energy, Mr. White practiced law and served on the management committee of the law firm of Susman Godfrey, L.L.P. From December 1995 to June 1998, Mr. White served as Chairman of the Democratic Party of Texas. He also served as an adjunct professor at the University of Texas School of Law. Mr. White currently serves on the board of BJ Services and numerous non-profit organizations, including Baylor College of Medicine.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and any persons beneficially owning more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to disclose in this annual report on Form 10-K/A any failure to file by these dates. All required filings for the 2003 fiscal year were made on a timely basis.

        In making these disclosures, we relied solely on written statements of directors, executive officers and shareholders and copies of the reports that they have filed with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

        The following table sets forth the compensation we paid or accrued for services performed during the fiscal years ended March 31, 2003, 2002 and 2001 by our Chief Executive Officer and our four other most highly compensated executive officers (the "named executive officers").

Annual Compensation
Name and Principal Position	Fiscal Year	Salary(1)		Bonus		Securities Underlying Options
Michael E. Little Director, Chairman and Chief Executive Officer	2003 2002 2001	$ $ $	164,340 162,440 66,052	$	— 78,843 —	— — —
Wm. Stacy Locke Director, President and Chief Financial Officer	2003 2002 2001	$ $ $	164,340 162,440 142,321	$	— 78,843 —	— — —
Franklin C. West Executive Vice President and Chief Operating Officer(2)	2003 2002 2001	$ $	185,500 41,885 —	$ $	50,000 50,000 —	— 450,000 —
William D. Hibbetts Director, Senior Vice President, Chief Accounting Officer and Secretary(3)	2003 2002 2001	$ $ $	117,854 108,840 24,231	$	— 27,210 —	— — 25,000
Donald G. Lacombe Senior Vice President-Marketing(4)	2003 2002 2001	$ $ $	120,000 112,703 34,485	$	— 19,047 —	— 50,000 25,000
(1)
Includes vehicle allowances, when applicable, included in annual compensation, but excludes the value of perquisites and other personal benefits for the named executive officers because the aggregate amounts did not exceed 10% of the total annual salary and bonus reported for the named executive officers.

(2)
Mr. West's employment with our company began on January 1, 2002. Mr. West joined our company as Executive Vice President and Chief Operating Officer. Mr. West was paid $91,885 during fiscal year 2002, which amount included a $50,000 signing bonus. He was also issued options under our 1999 Stock Option Plan to purchase 450,000 shares of our common stock at an exercise price of $3.00 per share.

(3)
Mr. Hibbetts' employment with our company began on December 7, 2000.

(4)
Mr. Lacombe's employment with our company began on August 18, 2000.

Option Grants in Last Fiscal Year

        No options were granted to the named executive officers during the fiscal year ended March 31, 2003.

Stock Option Exercises and 2003 Fiscal Year-End Option Values

        The following table details the number and value of securities exercised during the year ended March 31, 2003 by the named executive officers and of securities underlying unexercised options held by the named executive officers at March 31, 2003.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Shares Acquired on Exercise
		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael E. Little	—	—	650,000	—	$2,268,500	—
Wm. Stacy Locke	400,000	$1,404,000	400,000	—	$1,396,000	—
Franklin C. West	—	—	250,000	200,000	$872,500	$698,000
William D. Hibbetts	5,000	$8,000	10,000	15,000	$34,900	$52,350
Donald G. Lacombe	—	—	26,667	48,333	$93,068	$168,682

(1)
Based on the closing price of $3.49 per share for our common stock on the AMEX on March 31, 2003.

Equity Compensation Plan Information

        The following table provides information on our equity compensation plans as of June 25, 2003. This table does not include shares that would be issuable under the 2003 Stock Incentive Plan if that plan is approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,951,000	$1.76	224,413
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,951,000	$1.76	224,413

Compensation Committee Interlocks and Insider Participation

        During fiscal year 2003, the Compensation Committee consisted of C. John Thompson, James M. Tidwell and William H. White. In July 2002, Mr. White participated in our $10,000,000 convertible subordinated debenture financing to the extent described in the next paragraph.

        On October 9, 2001, we issued a 6.75% five-year $18,000,000 convertible subordinated debenture, Series A, to WEDGE. The debenture was convertible into 4,500,000 shares of common stock at $4.00 per share. We used approximately $9,000,000 of the proceeds to complete the construction of two drilling rigs. We used approximately $6,000,000 to reduce a $12,000,000 credit facility. We used the balance of the proceeds for drilling equipment and working capital. On July 3, 2002, we issued an additional $10,000,000 of 6.75% convertible subordinated debt to WEDGE with an effective conversion rate of $5.00 per share. The transaction was effected by an agreement between us and WEDGE under which WEDGE agreed to provide the additional $10,000,000 in financing and to cancel the previously issued debenture in the principal amount of $18,000,000 in exchange for $28,000,000 in new 6.75% convertible subordinated debentures. The new debentures are convertible into 6,500,000 shares of common stock at $4.31 per share, which resulted from a pro rata blending of the $5.00 conversion rate of the new $10,000,000 financing and the $4.00 conversion rate of the $18,000,000 debenture being canceled. WEDGE funded $7,000,000 of the $10,000,000 on July 3, 2002 and $2,000,000 on July 29, 2002. William H. White, one of our directors and Compensation Committee members, and the then President of WEDGE, purchased the remaining $1,000,000 on July 29, 2002. We used $7,000,000 of the proceeds from the new debt to pay down other outstanding bank debt and $3,000,000 for the purchase of drilling equipment. The new debentures are subject to call provisions under which we may, at our option, prepay the new debentures after July 2004, at 105% of principal during 2004, 104% during 2005, 103% during 2006, and 100% during 2007 and thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Please see the information appearing (1) under the heading "Equity Compensation Plan Information" in Item 5 of this report and (2) under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for our 2003 Annual Meeting of Shareholders for the information this Item 12 requires.

Item 13. Certain Relationships and Related Transactions

        Please see the information appearing under the heading "Certain Transactions" in the definitive proxy statement for our 2003 Annual Meeting of Shareholders for the information this Item 13 requires.

Item 14. Controls and Procedures

        Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of that evaluation. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no significant changes in our internal controls and in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART VI

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1)  Financial Statements.

          See Index to Consolidated Financial Statements on page 20.

  (2)
  Financial Statement Schedules:

    Financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

  (3)
  Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1*	—	Asset Purchase Agreement dated February 14, 2001 between Mustang Drilling, Ltd., Michael T. Wilhite, Sr., Andrew D. Mills and Michael T. Wilhite, Jr. (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 2.2)).
2.2*	—
Stock Purchase Agreement dated July 21, 2000 between Pioneer Drilling Company and the Shareholders of Pioneer Drilling Co., Inc. (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 2.3)).
2.3*	—
Purchase Agreement dated the 30th of April 2001 by and between Pioneer Drilling Co., Ltd. (now known as Pioneer Drilling Services, Ltd.) and IDM Equipment, Ltd. (Form 10-K for the year ended March 31, 2002 (File No.1-8182, Exhibit 2.4))
2.4*	—
Asset Purchase Agreement dated the 28th of May, 2002 by and between United Drilling Company, U-D Holdings, L.P. and Pioneer Drilling Services, Ltd., a Texas limited partnership. (Form 10-K for the year ended March 31, 2002 (File No. 1-8182, Exhibit 2.5))
3.1*		Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).
3.2*	—	Bylaws of Pioneer Drilling Company (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.2)).
4.1*	—	Agreement dated May 18, 2001 between Pioneer Drilling Company and WEDGE Energy Services, L.L.C. (Form 10-K for the year ended March 31, 2001 (File No.1-8182, Exhibit 4.10)).
4.2*	—	Debenture Agreement dated July 3, 2002 by and between WEDGE Energy Services, L.L.C. and Pioneer Drilling Company (Form 8-K filed July 18, 2002 (File No. 1-8182, Exhibit 4.1)).
4.3*	—	Debenture Purchase Agreement dated July 3, 2002 by and between WEDGE Energy Services, L.L.C. and Pioneer Drilling Company (Form 8-K filed July 18, 2002 (File No. 1-8182, Exhibit 4.2)).
4.4*	—
Subordination Agreement dated July 3, 2002 by and between The Frost National Bank, WEDGE Energy Services, L.L.C., Pioneer Drilling Company and Pioneer Drilling Services, Ltd. (Form 8-K filed July 18, 2002 (File No. 1-8182, Exhibit 4.3)).
4.5*	—
First Amendment to Debenture Purchase Agreement dated December 23, 2002 between WEDGE Energy Services, L.L.C., and Pioneer Drilling Company (Form 10-Q for quarter ended December 31, 2002 (File No. 1-8182, Exhibit 4.18)).

4.6*	—	First Amendment to Debenture Agreement dated December 23, 2002 between William H. White and Pioneer Drilling Company (Form 10-Q for quarter ended December 31, 2002 (File No. 1-8182, Exhibit 4.19)).
4.7*	—
Term Loan and Security Agreement dated December 23, 2002 by and between Pioneer Drilling Services, Ltd. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Form 8-K filed January 3, 2003 (File No. 1-8182, Exhibit 5.1)).
4.8*	—
Collateral Installment Note dated December 23, 2002 by and between Pioneer Drilling Services, Ltd. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Form 8-K filed January 3, 2003 (File No. 1-8182, Exhibit 5.2)).
4.9*	—
Consolidated Loan Agreement dated March 18, 2003 between Pioneer Drilling Services, Ltd., Pioneer Drilling Company and The Frost National Bank (Form 10-K for the year ended March 31, 2002 (File No. 1-8182, Exhibit 4.9)).
4.10*	—	Promissory Note dated March 18, 2003 between Pioneer Drilling Services, Ltd. and The Frost National Bank (Form 10-K for the year ended March 31, 2002 (File No. 1-8182, Exhibit 4.10)).
4.11*	—	Revolving Promissory Note dated March 18, 2003 between Pioneer Drilling Services, Ltd. and The Frost National Bank (Form 10-K for the year ended March 31, 2002 (File No. 1-8182, Exhibit 4.11)).
4.12*	—
Amendment No. 1 dated March 31, 2003 to the Term Loan and Security Agreement dated December 23, 2002 between Pioneer Drilling Services, Ltd. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Form 10-K for the year ended March 31, 2002 (File No. 1-8182, Exhibit 4.12)).
10.1*	—
Voting Agreement dated June 18, 1997 between Robert R. Marmor, William D. Hibbetts, Wm. Stacy Locke, Alvis L. Dowell, Charles B Tichenor and Richard Phillips (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 9.1)).
10.2*	—
Voting Agreement dated May 11, 2000 between Wm. Stacy Locke, Michael E. Little, Pioneer Drilling Company and WEDGE Energy Services, L.L.C. (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 9.2)).
10.3*	—	Voting Agreement dated October 9, 2001 between Pioneer Drilling Company and WEDGE Energy Service, L.L.C. (See Section 1.3 of the Debenture Purchase Agreement referenced above as Exhibit 4.5)).
10.4+*	—	Executive Employment Agreement dated May 1, 1995 between Pioneer Drilling Company and Wm. Stacy Locke (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.1+)).
10.5+*	—	Executive Employment Agreement dated November 16, 1998 between Pioneer Drilling Company and Michael E. Little (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.3+)).
10.6+*	—
Second Amendment to Executive Employment Agreement dated August 21, 2000 between Pioneer Drilling Company and Wm. Stacy Locke (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.4+)).
10.7+*	—	Pioneer Drilling Company's 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5+)).

10.8+*	—	Pioneer Drilling Company 's 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7+)).
10.9+*	—	Subscription Agreement dated February 17, 2000 between WEDGE Energy Services, L.L.C. and Pioneer Drilling Company (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.8)).
10.10*	—	Common Stock Purchase Agreement dated May 11, 2000 between WEDGE Energy Services, L.L.C. and Pioneer Drilling Company (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.9)).
10.11*	—	Common Stock Purchase Agreement dated May 18, 2001 between Pioneer Drilling Company and WEDGE Energy Services, L.L.C. (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.10)).
10.12*	—
Contract dated May 5, 2000 between IRI International Corporation and Pioneer Drilling Company for the purchase of two drilling rigs (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.12)).
10.13*	—
Equipment Lease dated effective the 8th of February, 2002 between Pioneer Drilling Services, Ltd. and International Drilling Services, Inc. (Form 10-K for the year ended March 31, 2002 (File No. 1-8182, Exhibit 10.13)).
10.14*	—	Common Stock Purchase Agreement dated March 31, 2003, between Pioneer Drilling Company and Chesapeake Energy Corporation (Form 8-K filed March 31, 2003 (File No. 1-8182, Exhibit 4.1)).
10.15*	—
Registration Rights Agreement dated March 31, 2003, among Pioneer Drilling Company, WEDGE Energy Services, L.L.C., William H. White, an individual, and Chesapeake Energy Corporation (Form 8-K filed March 31, 2003 (File No. 1-8182, Exhibit 4.2)).
21.1*	—	Subsidiaries of Pioneer Drilling Company (Form 10-K for the year ended March 31, 2002 (File No. 1-8182, Exhibit 21.1)).
23.1	—	Consent of KPMG LLP.
99.1	—	Certification by Pioneer Drilling Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	—	Certification by Pioneer Drilling Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

PIONEER DRILLING COMPANY
June 22, 2004	By:	/s/ WM. STACY LOCKE Wm. Stacy Locke President and Chief Executive Officer