Form 10-Q
period 2004-06-30
PIONEER DRILLING CO
filed 2004-08-04
CIK 320575

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8182

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

        As of August 4, 2004, there were 27,305,126 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,919,748	$6,365,759
Receivables, net	12,571,346	10,901,991
Contract drilling in progress	10,461,223	9,130,794
Current deferred income taxes	271,844	285,384
Prepaid expenses	972,149	1,336,337

Total current assets	30,196,310	28,020,265

Property and equipment, at cost	158,629,344	151,186,550
Less accumulated depreciation and amortization	40,085,743	35,844,938

Net property and equipment	118,543,601	115,341,612

Intangible and other assets, net of amortization	354,819	369,278

Total assets	$149,094,730	$143,731,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$223,967	$558,070
Current installments of long-term debt and capital lease obligations	3,860,183	3,865,236
Accounts payable	17,773,694	13,270,989
Accrued payroll	2,313,848	1,499,151
Accrued expenses	3,773,235	2,798,801

Total current liabilities	27,944,927	21,992,247
Long-term debt and capital lease obligations, less current installments	43,931,131	44,891,674
Deferred income taxes	6,165,825	6,010,916

Total liabilities	78,041,883	72,894,837

Shareholders' equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized; 27,300,126 shares issued and outstanding at June 30, 2004 and March 31, 2004	2,730,012	2,730,012
Additional paid-in capital	82,124,368	82,124,368
Accumulated deficit	(13,801,533)	(14,018,062)

Total shareholders' equity	71,052,847	70,836,318

Total liabilities and shareholders' equity	$149,094,730	$143,731,155

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
Revenues:
Contract drilling	$40,718,811	$23,850,083

Costs and expenses:
Contract drilling	33,854,370	20,366,406
Depreciation and amortization	5,048,317	3,624,181
General and administrative	770,141	648,248

Total operating costs and expenses	39,672,828	24,638,835
Income (loss) from operations	1,045,983	(788,752)

Other income (expense):
Interest expense	(718,232)	(733,655)
Interest income	23,837	47,690
Other	3,389	8,947

Total other income (expense)	(691,006)	(677,018)

Income (loss) before income taxes	354,977	(1,465,770)
Income tax benefit (expense)	(138,449)	409,469
Net Earnings (loss)	$216,528	$(1,056,301)

Earnings (loss) per common share—Basic	$0.01	$(0.05)

Earnings (loss) per common share—Diluted	$0.01	$(0.05)

Weighted average number of shares outstanding—Basic	27,300,126	21,707,935

Weighted average number of shares outstanding—Diluted	28,273,561	21,707,935

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$216,528	$(1,056,301)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,048,317	3,624,181
Loss on sale of properties and equipment	117,298	199,269
Change in deferred income taxes	168,449	135,868
Changes in current assets and liabilities:
Receivables	(1,669,355)	(3,083,143)
Contract drilling in progress	(1,330,429)	391,504
Prepaid expenses	364,188	160,136
Accounts payable	4,502,705	(270,911)
Prepaid drilling contracts	—	127,500
Federal income taxes	—	444,900
Accrued expenses	1,789,132	997,843

Net cash provided by operating activities	9,206,833	1,670,846

Cash flows from financing activities:
Payments of debt	(1,299,699)	(796,644)
Decrease in other assets	—	(2,716)
Proceeds from exercise of options	—	45,000

Net cash used in financing activities	(1,299,699)	(754,360)

Cash flows from investing activities:
Purchase of property and equipment	(8,415,522)	(6,929,550)
Proceeds from sale of property and equipment	62,377	223,650

Net cash used in investing activities	(8,353,145)	(6,705,900)

Net decrease in cash and cash equivalents	(446,011)	(5,789,414)
Beginning cash and cash equivalents	6,365,759	21,002,913

Ending cash and cash equivalents	$5,919,748	$15,213,499

Supplementary Disclosure:
Interest paid	$242,738	$265,139
Income taxes refunded	$(30,000)	$(990,237)

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business and Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Pioneer Drilling Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Income Taxes

        We use the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109 for accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At the end of each interim period, we make our best estimate of the effective tax rate we expect to be applicable for the full year and use that rate to determine our income tax expense or benefit on a year-to-date basis.

Stock-based Compensation

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

	Three Months Ended June 30,
	2004	2003
Net earnings (loss)—as reported	$216,528	$(1,056,301)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	(347,091)	(96,522)

Net earnings (loss)—pro forma	$(130,563)	(1,152,823)

Net earnings (loss) per share—as reported—basic	$0.01	(0.05)
Net earnings (loss) per share—as reported—diluted	0.01	(0.05)
Net earnings (loss) per share—pro forma—basic	—	(0.05)
Net earnings (loss) per share—pro forma—diluted	—	(0.05)
Weighted-average fair value of options granted during the period	$6.16	$3.85

        We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The model assumed expected volatility of 88% and 68% and weighted-average risk-free interest rates of 4.0% and 2.9% for grants in the three-month periods ended June 30, 2004 and 2003, respectively, and an expected life of five years. As we have not declared dividends since we became a public company, we did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of our common stock and overall stock market conditions. There is no assurance the value an optionee actually realizes will be at or near the value we have estimated using the Black-Scholes model.

  Related Party Transaction

        At June 30, 2004, Chesapeake Energy Corporation owned 19.54% of our outstanding common stock. During the three months ended June 30, 2004, we recognized revenues of approximately $9,000 on a daywork contract with Chesapeake Energy Corporation. Although our normal payment terms are 30 days from date of invoice, we have agreed to 60-day payment terms with Chesapeake Energy Corporation.

Reclassifications

        Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year's presentation.

2. Long-term Debt, Subordinated Debt and Notes Payable

        Notes payable at June 30, 2004 consists of a $223,967 insurance premium note due in monthly installments of $112,355 through August 26, 2004 which bears interest at the rate of 2.65% per year.

        Long-term debt at June 30, 2004 includes two notes payable to Frost National Bank and one note payable to Merrill Lynch Capital. The balance on these notes at June 30, 2004 and the terms of each note are described in a table in Management's Discussion and Analysis of Financial Conditions and Results of Operations under Liquidity and Capital Resources.

        Subordinated debt at June 30, 2004 consists of $28,000,000 of convertible subordinated debentures of which $27,000,000 is payable to WEDGE Energy Services, LLC ("WEDGE") due July 2007 at 6.75%. At June 30, 2004, WEDGE owns 26.52% of our outstanding common stock, 40.24% if the debentures were converted.

        We have a $2,500,000 line of credit available from Frost National Bank. Any borrowings under this line of credit are secured by our trade receivables and bear interest at a rate of prime (4.25% at June 30, 2004) plus 1.0%. The sum of draws under this line and the amount of all outstanding letters of credit issued by the bank for our account are limited to 75% of eligible accounts receivable. Therefore, if 75% of our eligible accounts receivable is less than $2,500,000 plus any outstanding letters of credit issued by the bank on our behalf, our ability to draw under this line would be reduced. At June 30, 2004, we had no outstanding advances under this line of credit, letters of credit were $1,664,000 and 75% of our eligible accounts receivable was approximately $9,231,000. The letters of credit are issued to two workers' compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lender will be required to fund any draws under these letters of credit.

        At June 30, 2004, we were in compliance with all covenants applicable to our outstanding debt. Those covenants include, among others, the maintenance of ratios of debt to net worth, leverage and cash flow coverage. The covenants also restrict the payment of dividends on our common stock.

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

4. Equity Transactions

        On August 1, 2003, we issued 477,000 shares of our common stock at $4.45 per share to Texas Interstate Drilling Company, L.P. as part of the purchase price of two land drilling rigs.

        On February 20, 2004, we sold 4,400,000 shares of our common stock at $5.40 per share in a private placement for $23,760,000 in proceeds, before related offering expenses. Although we issued those shares without registration under the Securities Act of 1933 in reliance on the exemption that Section 4(2) of that Act provides for transactions not involving any public offering, we filed a registration statement on Form S-3 to register the resale of those shares. The registration statement became effective on June 22, 2004.

        Employees exercised stock options for the purchase of 20,000 shares of common stock at $2.25 per share during the three months ended June 30, 2003.

5. Earnings (Loss) Per Common Share

        The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by SFAS No. 128:

	Three Months Ended June 30,
	2004	2003
Basic
Net earnings (loss)	$216,528	$(1,056,301)

Weighted average shares	27,300,126	21,707,935

Earnings (loss) per share	$0.01	$(0.05)

	Three Months Ended June 30,
	2004	2003
Diluted
Net earnings (loss)	$216,528	$(1,056,301)
Effect of dilutive securities:
Convertible debentures(1)	—	—

Net earnings (loss) and assumed conversion	$216,528	$(1,056,301)

Weighted average shares:
Outstanding	27,300,126	21,707,935
Options(1)	971,435	—
Convertible debentures(1)	—	—

	28,273,561	21,707,935

Earnings (loss) per share	$0.01	$(0.05)

(1)
Employee stock options to purchase 1,941,000 shares in 2003 and 6,496,519 shares from convertible debentures in both periods were not included in the computation of diluted loss per share for the three months ended June 30, 2004 and 2003, because they are antidilutive.

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

Company Overview

        Pioneer Drilling Company provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in the natural gas production regions of South, East and North Texas. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. We are an oil and gas services company. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current price of oil and natural gas.

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

        Over the past five fiscal years, we have significantly expanded our fleet of drilling rigs through acquisitions and the construction of new and refurbished rigs. As of June 30, 2004, our rig fleet consisted of 36 land drilling rigs that drill in depth ranges between 8,000 and 18,000 feet. Currently, we have 15 rigs operating in South Texas, 17 in East Texas and four in North Texas. We actively market all of these rigs. Subject to obtaining satisfactory financing, we anticipate continued growth of our rig fleet in fiscal 2005. However, we are not currently committed to any acquisitions.

        We earn our revenues by drilling oil and gas wells and obtain our contracts either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice.

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

        For the three months ended June 30, 2004 and 2003, our rig utilization and revenue days were as follows:

	2004	2003
Utilization Rates	93%	87%
Revenue Days	2,997	1,958

        The reasons for the increase in the number of revenue days in 2004 over 2003 are the increase in size of our rig fleet from 25 at June 30, 2003 to 36 at June 30, 2004 and the improvement in our overall rig utilization rate. For 2005, we anticipate continued growth in revenue days and maintaining relatively high utilization rates.

        We attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations. Turnkey contracts account for approximately one-third of our contracts. Turnkey contracts provide us with the opportunity to keep our rigs working in periods of lower demand and improve our profitability, but at an increased risk. As was the case for several turnkey contracts under which we performed during the quarter ended June 30, 2004, a turnkey contract may not be profitable if it cannot be completed successfully without unanticipated complications.

        We devote substantial resources to maintaining and upgrading our rig fleet. During 2004, we removed three rigs from service for approximately three weeks each, in order to perform upgrades. In the short term, these actions resulted in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of the rigs and improve their operating performance. We are currently performing, between contracts or as necessary, safety and equipment upgrades to the eight rigs we acquired in March 2004.

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

        For the three months ended June 30, 2004, the average weekly spot price for West Texas Intermediate crude oil was $38.30, the average weekly spot price for Henry Hub natural gas was $6.06 and the average weekly Baker Hughes land rig count was 1,048. On July 23, 2004, the spot price for West Texas Intermediate crude oil was $41.76, the spot price for Henry Hub natural gas was $5.99 and the Baker Hughes land rig count was 1,097, a 13% increase from 967 on July 25, 2003.

        The average weekly spot prices of West Texas Intermediate crude oil, Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for each of the previous six years ended June 30, 2004 were:

	2004	2003	2002	2001	2000	1999
Oil (West Texas Intermediate)	$33.78	$29.96	$23.88	$30.08	$26.08	$14.45
Gas (Henry Hub)	$5.39	$4.81	$2.73	$5.40	$2.83	$1.97
U.S. Land Rig Count	1,000	778	821	930	621	517

        During fiscal 2004 and the first three months of fiscal 2005, substantially all the wells we drilled for our customers were drilled in search of natural gas because of the depth capacity of our rigs and the gas rich areas in which we operate. Natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells.

Critical Accounting Policies and Estimates

        Revenue and cost recognition—We earn our revenues by drilling oil and gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method for the days completed based on the contract amount divided by our estimate of the number of days to complete each contract. Contract drilling in progress represents revenues we have recognized in excess of amounts billed on contracts in progress. Individual contracts are usually completed in less than 60 days. The risks to us under a turnkey contract, and to a lesser extent under footage contracts, are substantially greater than on a contract drilled on a daywork basis. This is primarily because under a turnkey contract we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors' services, supplies, cost escalations and personnel operations.

        Our management has determined that it is appropriate to use the percentage-of-completion method to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and we believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed on depth in breach of the applicable contract. However, ultimate recovery of that value, in the event we were unable to drill to the agreed on depth in breach of the contract, would be subject to negotiations with the customer and the possibility of litigation.

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

        Asset impairments—We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers' financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilizations rates, cash flows from our drilling rigs, current oil and gas prices, industry analysts' outlook for the industry and their view of our customers' access to debt or equity, discussions with major industry suppliers, discussions with officers of our primary lender regarding their experiences and expectations for oil and gas operators in our areas of operations and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at June 30, 2004, would have resulted in a corresponding decrease in our net earnings of approximately $994,000 for the three months ended June 30, 2004.

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

        We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when current management joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately increase our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss including all costs that are included in our revised estimated cost to complete that contract in our consolidated statement of operations for that reporting period. During the three months ended June 30, 2004, we experienced losses on five of the 45 turnkey and footage contracts completed, with losses exceeding $25,000 on four contracts and losses exceeding $100,000 on one contract. We are more likely to encounter losses on turnkey and footage contracts in years in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

        Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. All but three of our turnkey and footage contracts in progress at June 30, 2004 were completed prior to the release of the financial statements included in this report. At June 30, 2004, our contract drilling in progress totaled approximately $10,461,000, of which turnkey and footage contract revenues were approximately $8,886,000 and daywork contract revenues were approximately $1,575,000.

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

        Another critical estimate is our determination of the useful lives of our depreciable assets, which directly affects our determination of depreciation expense and deferred taxes. A decrease in the useful life of our drilling equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from three to 15 years. We record the same depreciation expense whether a rig is idle or working. Our estimates of the useful lives of our drilling, transportation and other equipment are based on our more than 35 years of experience in the drilling industry with similar equipment.

        Other accrued expenses in our June 30, 2004 financial statements include an accrual of approximately $705,000 for costs incurred under the self-insurance portion of our health insurance and under our workers' compensation insurance. We have a deductible of (1) $100,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers' compensation insurance. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.

Liquidity and Capital Resources

Sources of Capital Resources

        Our rig fleet has grown from eight rigs in August 2000 to 36 as of June 30, 2004. We have financed this growth with a combination of debt and equity financing. We have raised additional equity or used equity for growth five times since January 2000 and have increased our long-term debt from approximately $3,909,000 at June 30, 2000 to approximately $47,600,000 at June 30, 2004. We plan to continue to grow our rig fleet. We believe that near-term growth will require the use of equity financing rather than additional debt. At June 30, 2004, our total debt to total capital ratio was approximately 40%. Due to the volatility in our industry, we are reluctant to take on substantial additional debt at this time. However, our ability to continue funding our growth through the issuance of shares of our common stock is uncertain, as our common stock is not heavily traded and the market price for our common stock has been volatile in recent periods.

        On July 9, 2004, we filed a Form S-1 registration statement covering our offering for sale of 4,000,000 shares of our common stock. We intend to use proceeds from this offering to retire our long-term debt payable to Frost National Bank and Merrill Lynch Capital and general corporate purposes, including the funding of working capital and capital expenditures. In addition, WEDGE Energy Services, L.L.C. ("WEDGE") and William H. White, who are offering 4,000,000 shares and 232,018 shares, respectively, of our common stock for sale in the offering, have agreed to convert the entire amount of our $28,000,000 of convertible subordinated debentures, pursuant to their existing terms, into 6,496,519 shares of our common stock immediately prior to, and conditioned on, the closing of the offering.

Uses of Capital Resources

        For the three months ended June 30, 2004, the additions to our property and equipment were $8,415,522. Additions consisted of the following:

Drilling rigs(1)	$2,614,051
Other drilling equipment	4,442,216
Transportation equipment	1,136,017
Other	223,238

$8,415,522

(1)
Includes capitalized interest costs of $28,740.

Working Capital

        Our working capital decreased to $2,251,383 at June 30, 2004 from $6,028,018 at March 31, 2004. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.08 at June 30, 2004 compared to 1.27 at March 31, 2004. The principal reason for the decrease in our working capital at June 30, 2004 was our use of approximately $2,600,000 of working capital to complete the construction of a drilling rig which we placed in service in late May 2004 and rig upgrades of approximately $1,200,000. Our operations generated cash flows in excess of our requirements for debt service and normal capital expenditures. If necessary, we can defer rig upgrades to improve our cash position. Therefore, we believe our cash generated by operations and our ability to borrow on our currently unused line of credit of $2,500,000 should allow us to meet our routine financial obligations.

        The changes in the components of our working capital were as follows:

	June 30, 2004	March 31, 2004	Change
Cash and cash equivalents	$5,919,748	$6,365,759	$(446,011)
Receivables	12,571,346	10,901,991	1,669,355
Contract drilling in progress	10,461,223	9,130,794	1,330,429
Deferred income taxes	271,844	285,384	(13,540)
Prepaid expenses	972,149	1,336,337	(364,188)

Current assets	30,196,310	28,020,265	2,176,045

Current debt	4,084,150	4,423,306	(339,156)
Accounts payable	17,773,694	13,270,989	4,502,705
Accrued payroll	2,313,848	1,499,151	814,697
Accrued expenses	3,773,235	2,798,801	974,434

	27,944,927	21,992,247	5,952,680
Working capital	$2,251,383	$6,028,018	$(3,776,635)

        The increase in our receivables at June 30, 2004 from March 31, 2004 was due to our operating one additional rig and the improvement in rig utilization and revenue rates.

        The increase in contract drilling in progress was primarily due to the number and stage of completion of turnkey contracts in progress at June 30, 2004.

        Substantially all our prepaid expenses at June 30, 2004 consisted of prepaid insurance. We renew and pay our insurance premium in late October of each year. At June 30, 2004, we had amortized eight months of the premiums, compared to five months of amortization as of March 31, 2004.

        The increase in accounts payable was due to the increase in turnkey contracts completed during June and in progress at June 30, 2004 and rig upgrades.

        The increase in accrued payroll was due to the 16 days of payroll accrual at June 30, 2004 versus 9 days at March 31, 2004.

        The increase in accrued expenses at June 30, 2004 from March 31, 2004 was primarily due to increases of approximately $480,000 in our accruals for insurance deductibles and additional insurance premiums, approximately $475,000 for six months compared to three months of accrued interest on subordinated debt and approximately $221,000 for six months compared to three months of accrued property taxes.

Long-term Debt

        Our long-term debt at June 30, 2004 consisted of the following:

Convertible subordinated debentures due July 2007 at 6.75%(1)	$28,000,000
Note payable to Merrill Lynch Capital, secured by drilling equipment, due in monthly payments of $172,619 plus interest at a floating rate equal to the 3-month LIBOR rate (1.58% at June 30, 2004) plus 385 basis points, due December 2007	12,601,190
Note payable to Frost National Bank, secured by drilling equipment, due in monthly payments of $107,143 plus interest at prime (4.25% at June 30, 2004) plus 1.00%, due August 2007	4,070,746
Note payable to Frost National Bank, secured by drilling equipment, due in monthly payments of $42,401, including interest at prime (4.25% at June 30, 2004) plus 1%, beginning April 15, 2004, due March 15, 2007	2,911,248
Capital lease obligations	208,130

$47,791,314

(1)
WEDGE holds $27,000,000 of the convertible subordinated debentures and William H. White, a former director of our company and former President and CEO of WEDGE, holds $1,000,000. WEDGE owns 26.52% of our common stock (40.24% if the debentures were converted). Beginning July 3, 2004, we have the option to redeem all or part of the debentures by paying a premium of 5% through July 2, 2005, 4% through July 2, 2006, 3% through July 2, 2007 and 0% thereafter. Wedge and Mr. White have agreed to convert all the debentures into 6,496,519 shares of our common stock immediately prior to, and conditioned on, the offering referred to above under "—Sources of Capital Resources".

Contractual Obligations

        We do not have any routine purchase obligations. The following table excludes interest payments on long-term debt and capital lease obligations. The following table includes all of our contractual obligations at June 30, 2004.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations	$47,583,184	$3,728,910	$37,253,766	$6,600,508	$—
Capital Lease Obligations	208,130	131,273	76,857	—	—
Operating Lease Obligations	304,737	121,952	182,785	—	—

Total	$48,096,051	$3,982,135	$37,513,408	$6,600,508	$—

Debt Requirements

        Borrowings from Frost National Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. ("MLC"), contain various covenants pertaining to debt to net worth, leverage and cash flow coverage ratios and restrict us from paying dividends. Under these credit arrangements, we determine compliance with the ratios on a quarterly basis based on the previous four quarters. As of June 30, 2004, we were in compliance with all covenants applicable to our outstanding debt.

        Events of default in our loan agreements, which could trigger an early repayment requirement, include among others:

    •
    our failure to make required payments;

    •
    our failure to comply with financial covenants related to the maintenance of a ratio of debt to tangible net worth, a leverage ratio, a cash flow coverage ratio and a senior cash flow coverage ratio;

    •
    our incurrence of additional indebtedness in excess of $2,000,000 not already allowed by the loan agreements without each lender's approval; and

    •
    any payment of cash dividends on our common stock.

        The limitation on additional indebtedness has not affected our operations or liquidity and we do not expect it to affect us in the future as we expect to continue to generate adequate cash flow from operations.

        We have a $2,500,000 line of credit available from Frost National Bank to supplement our short-term cash needs. Any borrowings under this line of credit are secured by our trade receivables and bear interest at a rate of prime (4.25% at June 30, 2004) plus 1.0%. The sum of draws under this line and the amount of all outstanding letters of credit issued by the bank for our account are limited to 75% of eligible accounts receivable. Therefore, if 75% of our eligible accounts receivable is less than $2,500,000 plus any outstanding letters of credit issued by the bank on our behalf, our ability to draw under this line would be reduced. At June 30, 2004, we had no outstanding advances under this line of credit, letters of credit were $1,664,000 and 75% of eligible accounts receivable was approximately $9,231,000. The letters of credit are issued to two workers' compensation insurance companies to secure possible future claims that do not exceed the deductibles on these policies. It is our practice to pay any amounts due that do not exceed these deductibles as they are incurred. Therefore, we do not anticipate the lender will be required to fund any draws under these letters of credit.

Results of Operations

Contracts

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

        For the three months ended June 30, 2004 and 2003, the percentages of our drilling revenues by type of contract were as follows:

	2004	2003
Daywork Contracts	35%	41%
Turnkey Contracts	60%	56%
Footage Contracts	5%	3%

        While current demand for drilling rigs has increased, we continue to bid on turnkey contracts in an effort to improve profitability and maintain rig utilization. In spite of improvements in oil and natural gas prices, we anticipate only a moderate change in the mix of our types of contracts in the near future.

Statement of Operations Analysis

        The following table provides information for our operations for the three months ended June 30, 2004 and June 30, 2003.

	2004	2003
Contract drilling revenues	$40,718,811	$23,850,083
Contract drilling costs	33,854,370	20,366,406
Depreciation and amortization	5,048,317	3,624,181
General and administrative expense	770,141	648,248
Revenue days by type of contract:
Daywork contracts	1,477	1,186
Turnkey contracts	1,376	709
Footage contracts	144	63
Total Revenue days	2,997	1,958

Contract drilling revenue per revenue day	$13,587	$12,181
Contract drilling cost per revenue day	11,296	10,402
Rig utilization rates	93%	87%
Number of rigs at end of period	36	25

        Our contract drilling revenues grew by approximately $16,869,000, or 71%, in 2004 from 2003, due to an improvement in rig revenue rates, an increase in the number of rigs in our fleet and a 6% increase in rig utilization.

        Our contract drilling costs grew by approximately $13,488,000, or 66%, in 2004 from 2003 due to the increases in the number of rigs in our fleet and rig utilization. The $894 increase in costs per revenue day is due to the 94% increase in turnkey revenue days in 2004 compared to 2003 and to operational difficulties in the performance under several contracts. Under turnkey and footage contracts we provide supplies and materials such as fuel, drill bits, casing, drilling fluids, etc., which significantly adds to drilling costs.

        Our depreciation and amortization expense in 2004 increased by approximately $1,424,000, or 39%, from 2003. The increase in 2004 over 2003 resulted from our addition of eleven drilling rigs and related equipment since June 30, 2003 for a 44% increase in the size of our rig fleet.

        Our general and administrative expenses increased by approximately $122,000, or 19%, in the three months ended June 30, 2004 from the corresponding period of 2003. The increase resulted from increased payroll costs, insurance costs and director fees. In 2004, payroll cost increased by approximately $39,000 due to pay raises and the increase in employees in our corporate office. Directors' and officers' liability and employment practices insurance increased by approximately $19,000 and directors' fees increased by approximately $57,000.

        Our effective income tax benefit rates of 39% and 28% for the three-month periods ended June 30, 2004 and 2003, respectively, differ from the federal statutory rate of 34% due to permanent differences. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes.

Inflation

        As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in any of the periods reported.

Off Balance Sheet Arrangements

        We do not currently have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk exposure related to changes in interest rates on some of our outstanding debt. At June 30, 2004, we had outstanding debt of approximately $19,583,000 that was subject to variable interest rates, in each case based on an agreed percentage-point spread from the lender's prime interest rate. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $129,000 annually. We did not enter into these debt arrangements for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits. The following exhibits are filed as part of this report or incorporated by reference herein:

3.1*	—	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).
3.2*	—	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).
3.3*	—	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3))
10.1*	—	Irrevocable Conversion Notice and Agreement between Pioneer Drilling Company and William H. White dated July 9, 2004. (Form S-1 (Reg. No. 333-117279), Exhibit 4.19).
10.2*	—	Irrevocable Conversion Notice and Agreement between Pioneer Drilling Company and WEDGE Energy Services, L.L.C. dated July 9, 2004. (Form S-1 (Reg. No. 333-117279), Exhibit 4.20).
10.3*	—	Agreement Regarding Preemptive Rights dated July 26, 2004 between Pioneer Drilling Company and Chesapeake Energy Corporation (Form S-1 (Reg. No. 333-117279), Exhibit 4.21).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by Pioneer Drilling Company's Chief Executive Officer.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by Pioneer Drilling Company's Chief Financial Officer.
32.1	—	Section 1350 Certification by Pioneer Drilling Company's Chief Executive Officer.
32.2	—	Section 1350 Certification by Pioneer Drilling Company's Chief Financial Officer.

*
Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.

        (b)   Reports on Form 8-K. On April 8, 2004, we filed a current report on Form 8-K with respect to our March 5, 2004 press release covering our acquisition of the drilling assets of Sawyer Drilling & Services, Inc. and our purchase of the assets of A&R Trejo Trucking. We also reported our March 12, 2004 acquisition of the drilling assets of SEDCO Drilling Co., Ltd.

On May 18, 2004, we filed a current report on Form 8-K to report on the election of two new directors and certain operating updates.

On June 23, 2004, we filed a current report on Form 8-K to file specified financial tables included in the press release we issued on June 23, 2004 with respect to our results of operations for the year ended March 31, 2004, and to furnish the remainder of that press release.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY
By:	/s/ WILLIAM D. HIBBETTS William D. Hibbetts Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

Dated: August 4, 2004

Index to Exhibits

3.1*	—	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).
3.2*	—	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).
3.3*	—	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3))
10.1*	—	Irrevocable Conversion Notice and Agreement between Pioneer Drilling Company and William H. White dated July 9, 2004. (Form S-1 (Reg. No. 333-117279), Exhibit 4.19).
10.2*	—	Irrevocable Conversion Notice and Agreement between Pioneer Drilling Company and WEDGE Energy Services, L.L.C. dated July 9, 2004. (Form S-1 (Reg. No. 333-117279), Exhibit 4.20).
10.3*	—	Agreement Regarding Preemptive Rights dated July 26, 2004 between Pioneer Drilling Company and Chesapeake Energy Corporation (Form S-1 (Reg. No. 333-117279), Exhibit 4.21).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by Pioneer Drilling Company's Chief Executive Officer.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by Pioneer Drilling Company's Chief Financial Officer.
32.1	—	Section 1350 Certification by Pioneer Drilling Company's Chief Executive Officer.
32.2	—	Section 1350 Certification by Pioneer Drilling Company's Chief Financial Officer.

*
Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.

QuickLinks

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
PIONEER DRILLING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PIONEER DRILLING COMPANY AND SUBSIDARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Index to Exhibits