Form 10-Q
period 2004-12-31
PIONEER DRILLING CO
filed 2005-02-07
CIK 320575

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
OR
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

        As of February 7, 2005, there were 38,914,978 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,712,945	$6,365,759
Receivables, net	19,924,122	10,901,991
Contract drilling in progress	7,350,685	9,130,794
Current deferred income taxes	426,056	285,384
Prepaid expenses	2,060,974	1,336,337

Total current assets	36,474,782	28,020,265

Property and equipment, at cost	209,415,934	151,186,550
Less accumulated depreciation and amortization	49,153,381	35,844,938

Net property and equipment	160,262,553	115,341,612

Intangible and other assets, net of amortization	1,336,797	369,278

Total assets	$198,074,132	$143,731,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,086,326	$558,070
Current installments of long-term debt and capital lease obligations	5,950,974	3,865,236
Accounts payable	11,206,903	13,270,989
Federal income tax payable	69,568	—
Accrued payroll	1,721,341	1,499,151
Accrued expenses	4,597,043	2,798,801

Total current liabilities	24,632,155	21,992,247
Long-term debt and capital lease obligations, less current installments	29,379,861	44,891,674
Other non-current liability	400,000	—
Deferred income taxes	9,115,740	6,010,916

Total liabilities	63,527,756	72,894,837

Shareholders' equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized; 38,514,978 shares issued and outstanding at December 31, 2004 and 27,300,126 shares issued and outstanding at March 31, 2004	3,851,497	2,730,012
Additional paid-in capital	139,394,769	82,124,368
Accumulated deficit	(8,699,890)	(14,018,062)

Total shareholders' equity	134,546,376	70,836,318

Total liabilities and shareholders' equity	$198,074,132	$143,731,155

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Contract drilling revenues	$46,387,624	$26,414,362	$129,889,335	$74,508,827

Operating costs and expenses:
Contract drilling	32,356,744	21,599,719	100,802,088	61,757,266
Depreciation and amortization	5,769,959	4,118,811	16,124,317	11,670,538
General and administrative	1,215,189	687,286	2,910,879	2,027,132
Bad debt expense	342,000	—	342,000	—

Total operating costs and expenses	39,683,892	26,405,816	120,179,284	75,454,936

Income (loss) from operations	6,703,732	8,546	9,710,051	(946,109)

Other income (expense):
Interest expense	(158,871)	(683,496)	(1,275,111)	(2,117,226)
Loss from early extinguishment of debt	—	—	(100,833)	—
Interest income	54,988	10,358	118,757	86,776
Other	7,192	25,184	22,311	65,056

Total other income (expense)	(96,691)	(647,954)	(1,234,876)	(1,965,394)

Income (loss) before income taxes	6,607,041	(639,408)	8,475,175	(2,911,503)
Income tax benefit (expense)	(2,428,430)	117,862	(3,157,003)	712,453

Net earnings (loss)	$4,178,611	$(521,546)	$5,318,172	$(2,199,050)

Earnings (loss) per common share—Basic	$0.11	$(0.02)	$0.16	$(0.10)

Earnings (loss) per common share—Diluted	$0.11	$(0.02)	$0.16	$(0.10)

Weighted average number of shares outstanding—Basic	38,428,112	22,203,194	33,000,547	21,983,730

Weighted average number of shares outstanding—Diluted	39,534,723	22,203,194	37,167,050	21,983,730

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$5,318,172	$(2,199,050)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	16,124,317	11,670,538
Allowance for doubtfull accounts	342,000	—
Loss on sale of properties and equipment	520,855	516,306
Change in deferred income taxes	3,117,435	(175,955)
Changes in current assets and liabilities:
Receivables	(9,364,131)	(6,708,520)
Contract drilling in progress	1,780,109	750,583
Prepaid expenses	(724,637)	(706,524)
Accounts payable	(2,064,086)	(135,125)
Federal income tax payable	69,568	444,900
Accrued expenses	1,920,432	1,596,464

Net cash provided by operating activities	17,040,034	5,053,617

Cash flows from financing activities:
Proceeds from notes payable	36,554,367	2,110,019
Payments of debt	(21,452,186)	(2,840,708)
Increase in other assets	(444,793)	(3,787)
Proceeds from exercise of options/warrants	496,783	85,339
Proceeds from sale of common stock, net of offering costs of $1,998,180	29,741,820	—

Net cash provided by (used in) financing activities	44,895,991	(649,137)

Cash flows from investing activities:
Business acquisitions	(35,200,000)	(2,500,000)
Purchase of property and equipment	(27,266,701)	(20,436,033)
Proceeds from sale of property and equipment	877,862	358,600

Net cash used in investing activities	(61,588,839)	(22,577,433)

Net increase (decrease) in cash and cash equivalents	347,186	(18,172,953)
Beginning cash and cash equivalents	6,365,759	21,002,913

Ending cash and cash equivalents	$6,712,945	$2,829,960

Supplementary Disclosure:
Common stock issued on conversion of debentures	$28,000,000	$—
Common stock issued for acquisition	—	2,122,650
Interest paid	1,653,973	1,655,047
Income taxes refunded	(30,000)	(990,237)
Tax benefit from exercise of nonqualified options	153,283	—

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

Stock-based Compensation

        We use the intrinsic value method of the SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to continue accounting for stock-based compensation under the intrinsic value method. Under this method, we record no compensation expense for stock option grants when the exercise price of the options granted is equal to the fair market value of our common stock on the date of grant. If we had elected to recognize compensation cost based on the fair value of the options we granted at their respective grant dates as SFAS No. 123 prescribes, our net earnings (loss)

and net earnings (loss) per share would have been reduced to the pro forma amounts the table below indicates:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net earnings (loss)—as reported	$4,178,611	$(521,546)	$5,318,172	$(2,199,050)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	(217,710)	(171,870)	(795,755)	(380,217)

Net earnings (loss)—pro forma	$3,960,901	$(693,416)	$4,522,417	$(2,579,267)

Net earnings (loss) per share, as reported—basic	$0.11	$(0.02)	$0.16	$(0.10)
Net earnings (loss) per share, as reported—diluted	0.11	(0.02)	0.16	(0.10)
Net earnings (loss) per share, pro forma—basic	0.10	(0.03)	0.14	(0.12)
Net earnings (loss) per share, pro forma—diluted	0.10	(0.03)	0.13	(0.12)
Weighted-average fair value of options granted during the period	$9.49	$3.67	$8.71	$4.23

        We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The model assumed for each of the three-month and nine-month periods ended December 31, 2004 and 2003:

	Three Months		Nine Months
	2004	2003	2004	2003
Expected volatility	85%	61%	86%	65%
Weighted-average risk-free interest rates	3.6%	3.36%	3.7%	3.3%
Expected life in years	5	5	5	5
Options granted	155,000	100,000	190,000	395,000

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R will be effective for us July 1, 2005. Two alternative methods of adoption will be available to us. Under the modified prospective method, unvested equity-classified awards would continue to be accounted for in accordance with SFAS No. 123 as disclosed above except that amounts would be recognized in the statement of operations, beginning July 1, 2005. Under the modified retrospective method, previously reported amounts would be restated for all periods presented to reflect the SFAS No. 123 amounts in the statements of operations. We have not quantified the effect SFAS No. 123R will have on future reporting periods or chosen the transition adoption method we will use.

  Related Party Transactions

        On August 11, 2004 and August 31, 2004, Chesapeake Energy Corporation ("Chesapeake") purchased 631,133 shares and 94,670 shares of our common stock, respectively, at $6.90 per share pursuant to the preemptive rights we granted to Chesapeake in the stock purchase agreement we entered into in March 2003 when we sold shares of common stock to Chesapeake. As of December 31, 2004, Chesapeake owned 16.97% of our outstanding common stock. During the three and nine months ended December 31, 2004, we recognized revenues of approximately $1,340,000 and $1,349,000, respectively, and recorded contract drilling costs of approximately $823,000 and $837,000, respectively, excluding depreciation, on contracts with Chesapeake. Accounts receivable at December 31, 2004 include $973,920 due from Chesapeake.

        We purchased services from R&B Answering Service and Frontier Services, Inc. during 2004 and 2003. These companies are more than 5% owned by our Chief Operating Officer and an immediate family member of our Vice President, South Texas Division, respectively. The following summarizes the transactions with these companies in each period.

	Three Months		Nine Months		December 31, 2004
	2004	2003	2004	2003	Amount Owed
R&B Answering Service
Purchases	$4,761	$4,053	$12,055	$10,252	$3,334
Payments	4,690	3,040	10,665	9,239	—
Frontier Services, Inc.
Purchases	$10,704	$26,554	$93,709	$87,041	$—
Payments	35,975	15,437	93,709	102,793	—

Reclassifications

        Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year's presentation.

2.     Acquisitions

        On November 30, 2004, we acquired all the contract drilling assets and a 4.7—acre rig storage and maintenance yard of Wolverine Drilling, Inc., a land drilling contractor based in Kenmare, North Dakota. The equipment included seven mechanical land drilling rigs and related assets, including trucks, trailers, vehicles, spare drill pipe and yard equipment. We paid $28,000,000 in cash for these assets and non-competition agreements with the two owners of Wolverine. We funded this acquisition with $28,000,000 of bank debt described in note 3. This purchase was accounted for as the acquisition of a business, and we have included the results of operations of the acquired business in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment and related assets, including the non-competition agreements and other intangibles, based on their relative fair values at the date of acquisition.

        On December 15, 2004, we acquired all the contract drilling assets and a 17—acre rig storage and maintenance yard of Allen Drilling Company, a land drilling contractor based in Woodward, Oklahoma. The equipment included five mechanical land drilling rigs and related assets, including trucks, trailers, vehicles, spare drill pipe and yard equipment. We paid $7,200,000 in cash for these assets. We also entered into a non-competition agreement with the President of Allen Drilling which provides for the payment of $500,000 due in annual installments of $100,000 each beginning December 15, 2005. We funded this acquisition with $7,200,000 of bank debt described in note 3. This purchase was accounted for as the acquisition of a business, and we have included the results of operations of the acquired business in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment and related assets, including the non-competition agreements and other intangibles, based on their relative fair values at the date of acquisition.

        The following table summarizes the allocation of purchase price to property and equipment and other assets acquired in the Wolverine and Allen Drilling acquisitions:

	Wolverine	Allen	Total
Assets acquired:
Drilling equipment	$27,620,214	$6,657,500	$34,277,714
Vehicles	214,786	230,000	444,786
Buildings	30,000	260,000	290,000
Land	20,000	40,000	60,000
Intangibles, primarily non-compete agreements	115,000	512,500	627,500

	$28,000,000	$7,700,000	$35,700,000
Less non-compete obligation	—	(500,000)	(500,000)

	$28,000,000	$7,200,000	$35,200,000

        We have not yet obtained all the information required to complete the purchase price allocation for Allen Drilling Company.

        The following pro forma information gives effect to the Wolverine and Allen Drilling acquisitions as though they were effective as of the beginning of the fiscal year for each period presented. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects our historical data and historical data from these acquired businesses for the periods indicated. The pro forma data may not be indicative of the results we would have achieved had we completed these acquisitions on April 1, 2003 or 2004, or that we may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements.

	Pro Forma
	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Total revenues	$52,868,024	$33,982,935	$152,602,706	$92,494,579
Net earnings (loss)	$4,389,305	$(119,634)	$6,273,020	$(2,342,050)
Earnings (loss) per common share:
Basic	$0.11	$(0.01)	$0.19	$(0.11)
Diluted	$0.11	$(0.01)	$0.18	$(0.11)

3.     Long-term Debt, Subordinated Debt and Notes Payable

        On August 11, 2004, the entire $28,000,000 in aggregate principal amount of our 6.75% convertible subordinated debentures held by WEDGE Energy Services, L.L.C. and William H. White was converted in accordance with the terms of those debentures into 6,496,519 shares of our common stock.

        On August 12, 2004, we made a $2,000,000 principal payment on our collateral installment note held by Merrill Lynch Capital, due in December 2007. In accordance with the terms of the note, we also gave Merrill Lynch Capital the required 30-days notice of our intent to repay the balance outstanding under the note. On September 10, 2004, we repaid the approximately $10,083,000 balance of the note and paid a prepayment fee of approximately $101,000.

        On August 12, 2004, we retired our note payable to Frost National Bank in the principal amount of approximately $2,852,000, which was due in March 2007.

        On August 16, 2004, we retired our note payable to Frost National Bank in the principal amount of approximately $3,856,000, which was due in August 2007.

        On October 29, 2004, we entered into a $47,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $40,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank is the administrative agent and lead arranger under the new credit facility, and the lenders include Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the new credit facility bear interest at a rate equal to Frost National Bank's prime rate and are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. As of December 31, 2004, we have utilized $35,200,000 of the acquisition facility to fund our purchases of the land drilling assets of Wolverine Drilling, Inc. and Allen Drilling Company as described in note 2. The loan balance of $35,200,000 at December 31, 2004 is due in monthly installments of approximately $488,889 plus interest at Frost National Bank's floating prime rate (5.25% at December 31, 2005). The remaining unpaid balance is due December 1, 2007. The $35,200,000 matures as follows: $5,866,667 by December 1, 2005; $5,866,667 by December 1, 2006; and $23,466,666 by December 1, 2007.

        The sum of draws under our revolving line and letter of credit facility and the amount of all outstanding letters of credit issued by the banks for our account are limited to 75% of eligible accounts receivable not to exceed $7,000,000. Therefore, if 75% of our eligible accounts receivable was less than $7,000,000 our ability to draw under this line would be reduced. At December 31, 2004, we had no outstanding advances under this line of credit, letters of credit were $2,505,000 and 75% of our eligible accounts receivable was approximately $12,379,000. The letters of credit are issued to two workers' compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit. The termination date for the revolving line and letter of credit facility is October 28, 2005.

        At December 31, 2004, we were in compliance with all covenants applicable to our credit facility. Those covenants include, among others, the maintenance of ratios of debt to total capitalization, fixed charge coverage and operating leverage. The covenants also restrict the payment of dividends on our common stock.

4.     Commitments and Contingencies

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

5.     Equity Transactions

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

        On August 11, 2004, we sold 4,000,000 shares of our common stock at approximately $6.61 per share, net of underwriters' commissions, pursuant to a public offering we registered with the SEC under a registration statement filed on Form S-1.

        On August 11, 2004, the entire $28,000,000 in aggregate principal amount of our 6.75% convertible subordinated debentures held by WEDGE Energy Services, L.L.C. and William H. White was converted in accordance with the terms of those debentures into 6,496,519 shares of our common stock.

        On August 31, 2004, we sold 600,000 additional shares of our common stock at approximately $6.61 per share, net of underwriters' commissions, pursuant to the underwriters' exercise of an over-allotment option granted in connection with the public offering we referred to above.

        Employees exercised stock options for the purchase of 118,333 shares and 34,000 shares of common stock during the nine months ended December 31, 2004 and 2003, respectively, at prices ranging from $2.25 to $6.44 per share.

6.     Earnings (Loss) Per Common Share

        The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS computations as required by SFAS No. 128:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Basic
Net earnings (loss)	$4,178,611	$(521,546)	$5,318,172	$(2,199,050)

Weighted average shares	38,428,112	22,203,194	33,000,547	21,983,730

Earnings (loss) per share	$0.11	$(0.02)	$0.16	$(0.10)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Diluted
Net earnings (loss)	$4,178,611	$(521,546)	$5,318,172	$(2,199,050)
Effect of dilutive securities:
Convertible debentures(1)	—	—	459,483	—

Net earnings (loss) and assumed conversion	$4,178,611	$(521,546)	$5,777,655	$(2,199,050)

Weighted average shares:
Outstanding	38,428,112	22,203,194	33,000,547	21,983,730
Options(1)	1,106,611	—	1,024,550	—
Convertible debentures(1)	—	—	3,141,953	—

	39,534,723	22,203,194	37,167,050	21,983,730

Earnings (loss) per share	$0.11	$(0.02)	$0.16	$(0.10)

(1)
Employee stock options to purchase 2,310,000 shares and 6,496,519 shares from convertible debentures were not included in the computation of diluted loss per share for the three months and nine months ended December 31, 2003, because they were antidilutive.

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

Company Overview

        Pioneer Drilling Company provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in selected oil and natural gas production regions in the United States. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. We are an oil and gas services company. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current price of oil and natural gas.

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

        Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions, construction of new rigs and the refurbishment of older rigs. As of December 31, 2004, our rig fleet consisted of 49 land drilling rigs that drill in depth ranges between 6,000 and 18,000 feet. As of January 31, 2005, we had 15 rigs operating in South Texas, 17 in East Texas, four in North Texas, five in western Oklahoma and eight in the Rocky Mountains. We actively market all of these rigs. Subject to obtaining satisfactory financing, we anticipate continued growth of our rig fleet in fiscal 2006. We are currently constructing a 1000-horse power mechanical rig from new and used components.

        We earn our revenues by drilling oil and gas wells and obtain our contracts either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we completed construction of a rig in late December which began a one year contract in early January for a customer in the Rocky Mountains.

        A significant performance measurement in our industry is rig utilization. We compute rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the rig. Revenue days for each rig are days when the rig is earning revenues under a contract, which is usually a period from the date the rig begins moving to the drilling location until the rig is released from the contract. On daywork contracts, during the mobilization period we typically earn a fixed amount of revenue based on the mobilization rate stated in the contract. We attempt to set the mobilization rate at an amount equal to our external costs for the move, plus our internal costs during the mobilization period. We begin earning our contracted daywork rate when we begin drilling the well. Occasionally, in periods of increased demand, some of our contracts will provide for the trucking costs to be paid by the customer and we will receive a reduced dayrate during the mobilization period.

For the three-month and nine-month periods ended December 31, 2004 and 2003, our rig utilization and revenue days were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Utilization Rates	98%	88%	96%	87%
Revenue Days	3,524	2,246	9,687	6,268

        The reasons for the increase in the number of revenue days in 2004 over 2003 are the increase in size of our rig fleet from 28 rigs at December 31, 2003 to 49 rigs at December 31, 2004 and the improvement in our overall rig utilization rate due to the improved market conditions. For the remainder of fiscal 2005 and into fiscal 2006, we anticipate continued growth in revenue days and maintaining relatively high utilization rates.

        In addition to high commodity prices, we attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations. For the nine months ended December 31, 2004, turnkey contracts accounted for approximately 37 percent of our contracts. Turnkey contracts provide us with the opportunity to keep our rigs working in periods of lower demand and improve our profitability, but at an increased risk. As was the case for several turnkey contracts under which we performed during the nine months ended December 31, 2004, a turnkey contract may not be profitable if it cannot be completed successfully without unanticipated complications.

        We devote substantial resources to maintaining and upgrading our rig fleet. During our fiscal year 2004, we removed three rigs from service for approximately three weeks each, in order to perform upgrades. In the short term, these actions resulted in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of our rigs and improve their operating performance. We expended approximately $4,818,000 on rig upgrades during the nine months ended December 31, 2004. We are currently performing, between contracts or as necessary, safety and equipment upgrades to 12 rigs we acquired in November and December 2004.

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

        On January 28, 2005, the spot price for West Texas Intermediate crude oil was $47.18, the spot price for Henry Hub natural gas was $6.23 and the Baker Hughes land rig count was 1,130, a 16% increase from 973 on January 30, 2004.

        The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for the nine months ended December 31, 2004 and each of the five most recent years in the period ended December 31, 2004 were:

	Nine Months Ended December 31, 2004	Years Ended December 31,
		2004	2003	2002	2001	2000
Oil (West Texas Intermediate)	$43.51	$42.31	$31.22	$26.20	$26.08	$29.83
Gas (Henry Hub)	$5.99	$5.90	$5.43	$3.33	$3.90	$4.28
U.S. Land Rig Count	1,097	1,095	906	700	981	747

        For the three months ended December 31, 2004, the average weekly spot price for West Texas Intermediate crude oil was $48.42, the average weekly spot price for Henry Hub natural gas was $6.08 and the average weekly Baker Hughes land rig count was 1,127.

        During the first nine months of fiscal 2005, substantially all the wells we drilled for our customers were drilled in search of natural gas because of the depth capacity of our rigs and the gas-rich areas in which we operate. Although, we have recently diversified our operations somewhat with the November 2004 acquisition of seven drilling rigs from Wolverine Drilling, with five of those rigs employed by our customers in search of oil in the Williston Basin of the Rocky Mountains, our customers remain primarily focused on drilling for natural gas. Natural gas reserves are typically found in deeper geological formations and generally require premium equipment and quality crews to drill the wells.

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

        Asset impairments—We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers' financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilizations rates, cash flows from our drilling rigs, current oil and gas prices, industry analysts' outlook for the industry and their view of our customers' access to debt or equity, discussions with major industry suppliers, discussions with officers of our primary lender regarding their experiences and expectations for oil and gas operators in our areas of operations and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at December 31, 2004, would have resulted in a corresponding decrease in our net earnings of approximately $1,324,000 for the three-months and nine-months ended December 31, 2004.

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

        We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when current management joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately increase our cost estimate for the additional costs to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the nine months ended December 31, 2004, we experienced losses on 14 of the 128 turnkey and footage contracts completed, with losses exceeding $25,000 on nine contracts and losses exceeding $100,000 on four contracts. We are more likely to encounter losses on turnkey and footage contracts in years in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

        Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. All of our turnkey and footage contracts in progress at December 31, 2004 were completed prior to the release of the financial statements included in this report. At December 31, 2004, our contract drilling in progress totaled approximately $7,351,000, of which turnkey and footage contract revenues were approximately $2,547,000 and daywork contract revenues were approximately $4,804,000. At March 31, 2004, our contract drilling in progress totaled approximately $9,131,000, of which turnkey and footage contract revenues were approximately $7,683,0000 and daywork contract revenues were approximately $1,448,000.

        We estimate an allowance for doubtful accounts based on the creditworthiness of our customers, as well as general economic conditions. We evaluate the creditworthiness of our customers based on information obtained from major industry suppliers, current prices of oil and gas and any past experience we have had with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three fiscal years. We established an allowance for doubtful accounts of $452,000 at December 31, 2004, an increase of $342,000 from $110,000 at March 31, 2004.

        Another critical estimate is our determination of the useful lives of our depreciable assets, which directly affects our determination of depreciation expense and deferred taxes. A decrease in the useful life of our drilling equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from three to 15 years. We record the same depreciation expense whether a rig is idle or working. Our estimates of the useful lives of our drilling, transportation and other equipment are based on our substantial experience in the drilling industry with similar equipment.

        Our other accrued expenses as of December 31, 2004 and March 31, 2004 include accruals of approximately $1,232,000 and $680,000, respectively, for costs incurred under the self-insurance portion of our health insurance and under our workers' compensation insurance. We have a deductible of (1) $100,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers' compensation insurance, except in North Dakota where the deductible is $100,000. We accrue for these costs as claims are incurred, based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims.

Liquidity and Capital Resources

Sources of Capital Resources

        Our rig fleet has grown from six rigs in September 1999 to 49 rigs as of December 31, 2004. We have financed this growth with a combination of debt and equity financing. At December 31, 2004 our total debt to total capitalization was approximately 21%, compared to 41% at March 31, 2004. We plan to continue to grow our rig fleet. We have obtained a new credit facility to finance near-term growth and anticipate the use of equity financing for additional long-term growth. However, our ability to continue funding our growth through the issuance of shares of our common stock is uncertain, as our common stock is not heavily traded and the market price for our common stock has been volatile in recent periods.

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

        On August 11, 2004, we also sold 4,000,000 shares of our common stock at approximately $6.61 per share, net of underwriters' commissions, pursuant to a public offering we registered with the SEC under a registration statement filed on Form S-1. On August 31, 2004, we sold 600,000 additional shares of our common stock at approximately $6.61 per share, net of underwriters' commissions, pursuant to the underwriters' exercise of an over-allotment option granted in connection with that public offering.

        On October 29, 2004, we entered into a $47,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $40,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank is the administrative agent and lead arranger under the new credit facility, and the lenders include Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the new credit facility bear interest at a rate equal to Frost National Bank's prime rate (5.25% at January 31, 2005) and are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. As described below, we have borrowed $35,200,000 of the amount available under the acquisition facility and we have used approximately $2,800,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining approximately $4,800,000 and $4,200,000 of availability under the acquisition facility and the revolving line and letter of credit facility, respectively, should remain available to us until those facilities mature in October 2006 and October 2005, respectively.

Uses of Capital Resources

        For the three and nine months ended December 31, 2004, the additions to our property and equipment consisted of the following:

	Three Months	Nine Months
Drilling rigs(1)	$39,027,318	$43,269,599
Other drilling equipment	4,833,961	15,426,472
Transportation equipment	750,411	2,404,792
Other	387,698	1,238,338

	$44,999,388	$62,339,201

(1)
Includes capitalized interest costs of $0 for the three months and $28,740 for the nine months ended December 31, 2004.

        In November 2004, we acquired a fleet of seven drilling rigs and related equipment from Wolverine Drilling, obtained non-competition agreements from the two stockholders of Wolverine Drilling and purchased a 4.7-acre rig storage and maintenance yard in Kenmore, North Dakota for total consideration of $28,000,000 in cash. In December 2004, we acquired a fleet of five drilling rigs and related equipment and a 17-acre rig storage and maintenance yard located in Woodward, Oklahoma from Allen Drilling for total consideration of $7,200,000 in cash. We also obtained a non-competition agreement from the President of Allen Drilling for additional consideration to be paid over the next five years. We funded the purchase price for each of these acquisitions with borrowings under our new credit facility aggregating $35,200,000.

        In January 2005, we began constructing, from new and used components, a 1000-horse power mechanical drilling rig. We estimate we will incur approximately $5,500,000 of construction costs for that rig which will be funded from existing cash and operating cash flow or an additional draw on the rig acquisition facility. We expect to complete construction of the rig in March 2005. We have also begun ordering components for the construction of two 1000 horse power SCR electric rigs at an estimated cost of $6,100,000 each. Construction of these rigs is subject to obtaining adequate financing.

        For the remainder of fiscal 2005, we project regular capital expenditures (excluding construction costs to complete the construction of the three rigs referred to above) to be approximately $6,000,000, including approximately $1,800,000 for rig upgrade expenditures. We expect to fund these capital expenditures primarily from operating cash flow.

Working Capital

        Our working capital increased to $11,842,627 at December 31, 2004 from $6,028,018 at March 31, 2004. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.48 at December 31, 2004, compared to 1.27 at March 31, 2004. The principal reason for the increase in our working capital at December 31, 2004 was our August 2004 public offering of common stock, in which we raised proceeds of approximately $29,700,000. Approximately $18,800,000 of those proceeds was used to retire substantially all our long-term debt existing on August 11, 2004. Our operations have historically generated cash flows in excess of our requirements for debt service and normal capital expenditures. The significant improvement in operating cash flow for the nine months ended December 31, 2004 over December 31, 2003 is due primarily to the approximately $7,500,000 overall improvement in net earnings, components of which are discussed in "—Results of Operations." That improvement was net of approximately $4,5000,000 increase in noncash depreciation and amortization expense. If necessary, we can defer rig upgrades to improve our cash position. However, during periods when a higher percentage of our contracts are turnkey or footage contracts, our short-term working capital needs could increase. We believe our cash generated by operations and our ability to borrow on the currently unused portion of our line of credit and letter of credit facility of approximately $4,200,000, after reductions for approximately $2,800,000 of outstanding letters of credit as of January 31, 2005, should allow us to meet our routine financial obligations.

        The changes in the components of our working capital were as follows:

	December 31, 2004	March 31, 2004	Change
Cash and cash equivalents	$6,712,945	$6,365,759	$347,186
Receivables	19,924,122	10,901,991	9,022,131
Contract drilling in progress	7,350,685	9,130,794	(1,780,109)
Deferred income taxes	426,056	285,384	140,672
Prepaid expenses	2,060,974	1,336,337	724,637

Current assets	36,474,782	28,020,265	8,454,517

Current debt	7,037,300	4,423,306	2,613,994
Accounts payable	11,206,903	13,270,989	(2,064,086)
Federal income tax payable	69,568	—	69,568
Accrued payroll	1,721,341	1,499,151	222,190
Accrued expenses	4,597,043	2,798,801	1,798,242

	24,632,155	21,992,247	2,639,908

Working capital	$11,842,627	$6,028,018	$5,814,609

        The increase in our receivables at December 31, 2004 from March 31, 2004 was due to our operating 14 additional rigs, the improvement in rig utilization and revenue rates and the timing of the completion of contracts as reflected in the decrease in contract drilling in progress. We invoiced approximately $18,500,000 of completed work in December 2004.

        The change in contract drilling in progress was primarily due to the number and stage of completion of turnkey contracts in progress at December 31, 2004 compared to March 31, 2004.

        Substantially all our prepaid expenses at December 31, 2004 consisted of prepaid insurance. We renew and pay our insurance premium in late October of each year. At December 31, 2004, we had amortized two months of the premiums, compared to five months of amortization as of March 31, 2004.

        The decrease in accounts payable was due to the decrease in turnkey contracts completed during December and in progress at December 31, 2004. We had seven turnkey and four footage contracts in progress at December 31, 2004 compared to 16 turnkey contracts in progress at March 31, 2004.

        The increase in accrued payroll was due to the increase in the number of our employees due to the rig additions and a payroll tax deposit for our December 31, 2004 payroll made on January 3, 2005, partially offset by inclusion of only four days of payroll at December 31, 2004 compared to nine days at March 31, 2004.

        The increase in accrued expenses at December 31, 2004 compared to March 31, 2004 was principally due to the increase in the accrual for property taxes and self insurance costs, partially offset by a decrease in accrued interest expense.

Long-term Debt

        Our long-term debt at December 31, 2004 consisted of:

Term loans under a credit facility, secured by drilling equipment, due in monthly payments of $488,889 plus interest at prime (5.25% at December 31, 2004), due December 1, 2007	$35,200,000
Capital lease obligations	130,835

$35,330,835

Contractual Obligations

        We do not have any routine purchase obligations. The following table excludes interest payments on long-term debt and capital lease obligations. The following table includes all our contractual obligations of the types specified below at December 31, 2004.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term Debt	$35,200,000	$5,866,667	$29,333,333	$—	$—
Capital Lease Obligations	130,835	84,307	46,528	—	—
Operating Lease Obligations	130,142	84,644	45,498	—	—

Total	$35,460,977	$6,035,618	$29,425,359	$—	$—

Debt Requirements

        The $35,200,000 aggregate amount of indebtedness we incurred in November and December 2004 under the acquisition facility portion of our new credit facility is due in monthly installments of $488,889 plus interest, which we began paying on the first business day of January 2005, based on a 72-month amortization schedule, with all remaining unpaid principal being due on December 1, 2007. All the indebtedness under the acquisition facility bears interest at Frost National Bank's prime rate (5.25% as of January 31, 2005). The sum of (1) the draws under and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our new credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000. Therefore, if 75% of our eligible accounts receivable was less than $7,000,000, our ability to draw under this line would be reduced. At December 31, 2004, we had no outstanding advances under this line of credit, outstanding letters of credit were $2,505,000 and 75% of our eligible accounts receivable was approximately $12,379,000. The letters of credit are issued to two workers' compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit. The termination date of the revolving line and letter of credit facility portion of our new credit facility is October 28, 2005.

        Our new credit facility contains various covenants pertaining to a debt to total capitalization ratio, operating leverage ratio and fixed charge coverage ratio and restricts us from paying dividends. We will determine compliance with the ratios on a quarterly basis, based on the previous four quarters. Events of default, which could trigger an early repayment requirement, include, among others:

  •
  our failure to make required payments;

  •
  any sale of assets by us not permitted by the agreement;

  •
  our failure to comply with financial covenants related to a debt to total capitalization ratio not to exceed 0.3 to 1, an operating leverage ratio of not more than 3 to 1, and a fixed charge coverage ratio of not less than 1.5 to 1;

  •
  our incurrence of additional indebtedness in excess of $3,000,000 not already allowed by the credit agreement;

  •
  any event which results in a change in the ownership of at least 40% of all classes of our outstanding capital stock; and

  •
  any payment of cash dividends on our common stock.

        We do not expect the limitation on additional indebtedness described above to affect our operations or liquidity in the future, as we expect to continue to generate adequate cash flow from operations to fund our anticipated working capital and other normal cash flow requirements.

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

        For the three and nine month periods ended December 31, 2004 and 2003, the percentages of our drilling revenues by type of contract were as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Daywork Contracts	58%	55%	46%	49%
Turnkey Contracts	40%	40%	51%	47%
Footage Contracts	2%	5%	3%	4%

        While current demand for drilling rigs has been increasing, we continue to bid on turnkey contracts in an effort to improve profitability and maintain rig utilization. With the improvements in daywork rates, we anticipate a gradual decline in the number of turnkey contracts. We had seven turnkey contracts in progress at December 31, 2004, compared to 16 turnkey contracts in progress at March 31, 2004. We also had four footage contracts in progress at December 31, 2004 and none at March 31, 2004.

        During the three and nine months ended December 31, 2004, we recognized revenues of approximately $1,340,000 and $1,349,000, respectively, and recorded contract drilling costs of approximately $823,000 and $837,000, respectively, excluding depreciation, on contracts with Chesapeake. Accounts receivable at December 31, 2004 include $973,920 due from Chesapeake.

Statement of Operations Analysis

        The following table provides information for our operations for the three-month and nine-month periods ended December 31, 2004 and December 31, 2003.

	Three Months		Nine Months
	2004	2003	2004	2003
Contract drilling revenues:
Daywork contracts	$26,823,504	$14,524,293	$59,277,124	$36,152,177
Turnkey contracts	18,544,370	10,623,649	66,235,119	35,185,428
Footage contracts	1,019,750	1,266,420	4,377,092	3,171,222

Total contract drilling revenues	$46,387,624	$26,414,362	$129,889,335	$74,508,827

Contract drilling costs:
Daywork contracts	$18,146,355	$11,912,444	$44,400,934	$30,761,320
Turnkey contracts	13,582,177	8,575,019	53,152,744	28,443,917
Footage contracts	628,212	1,112,256	3,248,410	2,552,029

Total contract drilling costs	$32,356,744	$21,599,719	$100,802,088	$61,757,266

Depreciation and amortization	$5,769,959	$4,118,811	$16,124,317	$11,670,538
General and administrative expense	$1,215,189	$687,286	$2,910,879	$2,027,132
Revenue days by type of contract:
Daywork contracts	2,421	1,524	5,680	4,072
Turnkey contracts	1,024	594	3,667	1,913
Footage contracts	79	128	340	283

Total Revenue days	3,524	2,246	9,687	6,268

Contract drilling revenue per revenue day	$13,163	$11,761	$13,409	$11,887
Contract drilling cost per revenue day	$9,182	$9,617	$10,406	$9,853
Rig utilization rates	98%	88%	96%	87%
Average number of rigs during the period	39.7	27.7	37.1	26.2

        Our contract drilling revenues grew by approximately $19,973,000, or 76%, in the quarter ended December 31, 2004 from the quarter ended December 31, 2003, due to an improvement in rig revenue rates resulting from an increase in demand for drilling rigs, an increase in the number of rigs in our fleet and a 10% increase in rig utilization. Our contract drilling revenues grew by approximately $55,381,000, or 74%, in the nine months ended December 31, 2004 from the corresponding period in 2003, due to an improvement in rig revenue rates resulting from an increase in demand for drilling rigs, an increase in the number of rigs in our fleet and a 9% increase in rig utilization. The improvement in contract drilling revenue per day is due to the improvement in revenue rates.

        Our contract drilling costs grew by approximately $10,757,000, or 50%, in the quarter ended December 31, 2004 from the corresponding quarter of 2003 due to the increase in the number of rigs in our fleet, the increase in rig utilization and the increase in revenue days in 2004 compared to 2003. The decline in average contract drilling cost per revenue day is due to the shift to more daywork revenue days as a percentage of total revenue days. Under turnkey and footage contracts we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly adds to drilling costs for turnkey and footage contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

        Our contract drilling costs grew by approximately $39,045,000, or 63%, in the nine months ended December 31, 2004 from the corresponding period in 2003 due to the increase in the number of rigs in our fleet, the increase in rig utilization and the 92% increase in turnkey revenue days in 2004 compared to 2003.

        Our depreciation and amortization expense in the quarter ended December 31, 2004 increased by approximately $1,651,000, or 40%, from the corresponding quarter of 2003. Our depreciation and amortization expense for the nine months ended December 31, 2004 increased by approximately $4,454,000, or 38%, from the corresponding nine months of 2003. The increases in 2004 over 2003 primarily resulted from the approximate 42% increase in the average size of our rig fleet and the expansion of our trucking fleet.

        Our general and administrative expense in the quarter ended December 31, 2004 increased by approximately $528,000, or 77%, from the corresponding quarter of 2003. The increase resulted from increased payroll costs, insurance costs, professional fees and director fees. In the quarter ended December 31, 2004, payroll cost increased by approximately $177,000, due to pay raises and an increase in the number of employees in our corporate office. Directors' and officers' liability and employment practices insurance increased by approximately $23,000, professional fees increased by approximately $250,000 and director fees increased by approximately $17,000.

        Our general and administrative expenses increased by approximately $884,000, or 44%, in the nine months ended December 31, 2004 from the corresponding period of 2003. The increase resulted from increased payroll costs, insurance costs, professional fees and director fees. In 2004, payroll cost increased by approximately $298,000, due to pay raises and the increase in the number of employees in our corporate office. Directors' and officers' liability and employment practices insurance increased by approximately $66,000, professional fees increased by approximately $314,000 and directors' fees increased by approximately $127,000.

        Our effective income tax rates of 37% and 18% for the three-month periods ended December 31, 2004 and 2003, respectively, and 37% and 24% for the nine-month periods ended December 31, 2004 and 2003, respectively, differ from the federal statutory rate of 34% due to permanent differences. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes.

Accounting Matters

        In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R will be effective for us July 1, 2005. Two alternative methods of adoption will be available to us. Under the modified prospective method, unvested equity-classified awards would continue to be accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") as disclosed above except that amounts would be recognized in the statement of operations, beginning July 1, 2005. Under the modified retrospective method, previously reported amounts would be restated for all periods presented to reflect the SFAS No. 123 amounts in the statements of operations. We have not quantified the effect SFAS No. 123R will have on future reporting periods or chosen the transition adoption method we will use.

Inflation

        As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in any of the periods reported.

Off Balance Sheet Arrangements

        We do not currently have any off balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are usually subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. At December 31, 2004, we had outstanding debt of approximately $35,200,000 that was subject to variable interest rates, in each case based on the lender's prime interest rate. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income (loss) of approximately $232,000 annually. We did not enter into any of our debt arrangements for trading purposes.

ITEM 4.    CONTROLS AND PROCEDURES

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the shareholders of the Company for their approval during the quarter ended December 31, 2004.

ITEM 6.    EXHIBITS

        The following exhibits are filed as part of this report or incorporated by reference herein:

2.1*	—	Asset Purchase Agreement dated November 11, 2004, by and among Wolverine Drilling, Inc., Robert Mau, Robert S. Blackford and Pioneer Drilling Services, Ltd. (Form 8-K filed November 12, 2004 (File No. 1-8182, Exhibit 2.1)).
2.2*	—
Asset Purchase Agreement dated November 29, 2004, by and among Allen Drilling Company, the Earl Allen Family Trust dated April 1, 1979, the sole shareholder of Allen Drilling Company, Dixon Allen, Paula K. Hoisington and Lisa D. Johonnesson, all of the beneficiaries of the Trust, and Pioneer Drilling Services, Ltd. (Form 8-K filed December 2, 2004 (File No. 1-8182, Exhibit 2.1)).
3.1*	—	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).
3.2*	—	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).
3.3*	—	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).
4.1*	—
Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K filed November 2, 2004 (File No. 1-8182, Exhibit 4.1)).
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized initially filed with the Securities and Exchange Commission on February 7, 2005.

PIONEER DRILLING COMPANY
/s/ WILLIAM D. HIBBETTS William D. Hibbetts Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

Dated: February 7, 2005

Index to Exhibits

2.1*	—	Asset Purchase Agreement dated November 11, 2004, by and among Wolverine Drilling, Inc., Robert Mau, Robert S. Blackford and Pioneer Drilling Services, Ltd. (Form 8-K filed November 12, 2004 (File No. 1-8182, Exhibit 2.1)).
2.2*	—
Asset Purchase Agreement dated November 29, 2004, by and among Allen Drilling Company, the Earl Allen Family Trust dated April 1, 1979, the sole shareholder of Allen Drilling Company, Dixon Allen, Paula K. Hoisington and Lisa D. Johonnesson, all of the beneficiaries of the Trust, and Pioneer Drilling Services, Ltd. (Form 8-K filed December 2, 2004 (File No. 1-8182, Exhibit 2.1)).
3.1*	—	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).
3.2*	—	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).
3.3*	—	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).
4.1*	—
Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K filed November 2, 2004 (File No. 1-8182, Exhibit 4.1)).
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

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PIONEER DRILLING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
PIONEER DRILLING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
PIONEER DRILLING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PIONEER DRILLING COMPANY AND SUBSIDARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS
Index to Exhibits