Form 10-Q
period 2005-09-30
PIONEER DRILLING CO
filed 2005-11-03
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of November 3, 2005, there were 46,540,978 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,381,773	$69,673,279
Marketable securities	—	1,000,000
Receivables:
Trade, net	30,387,178	26,108,291
Contract drilling in progress	7,042,350	5,364,529
Current deferred income taxes	1,359,269	569,548
Prepaid expenses	565,503	1,876,843

Total current assets	84,736,073	104,592,490

Property and equipment, at cost:	270,434,239	225,447,939
Less accumulated depreciation and amortization	66,324,342	54,881,488

Net property and equipment	204,109,897	170,566,451
Intangible and other assets	563,145	850,381

Total assets	$289,409,115	$276,009,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$681,975
Current installments of long-term debt and capital lease obligations	49,988	4,733,026
Accounts payable	13,600,308	15,621,647
Income tax payable	1,078,829	195,949
Prepaid drilling contracts	—	172,750
Accrued expenses:
Payroll and payroll taxes	3,382,083	2,706,623
Other	5,211,253	4,153,851

Total current liabilities	23,322,461	28,265,821
Long-term debt and capital lease obligations, less current installments	9,454	13,445,017
Non-current liabilities	447,308	400,000
Deferred income taxes	20,550,589	12,283,070

Total liabilities	44,329,812	54,393,908

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 46,535,978 shares and 45,893,311 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	4,653,597	4,589,331
Additional paid-in capital	224,825,934	220,232,520
Retained earnings (accumulated deficit)	15,599,772	(3,206,437)

Total shareholders’ equity	245,079,303	221,615,414

Total liabilities and shareholders’ equity	$289,409,115	$276,009,322

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Contract drilling revenues	$66,972,503	$42,782,900	$126,849,266	$83,501,710

Costs and expenses:
Contract drilling	40,279,287	34,590,974	79,437,485	68,445,343
Depreciation and amortization	7,940,843	5,306,041	15,270,363	10,354,358
General and administrative	1,580,974	925,549	3,067,646	1,695,691

Total operating costs and expenses	49,801,104	40,822,564	97,775,494	80,495,392

Income from operations	17,171,399	1,960,336	29,073,772	3,006,318

Other income (expense):
Interest expense	(48,475)	(398,008)	(203,609)	(1,116,240)
Loss from early extinguishment of debt	—	(100,833)	—	(100,833)
Interest income	448,894	39,932	950,523	63,769
Other	17,333	11,730	31,309	15,120

Total other income (expense)	417,752	(447,179)	778,223	(1,138,184)

Income before income taxes	17,589,151	1,513,157	29,851,995	1,868,134
Income tax expense	(6,508,351)	(590,124)	(11,045,785)	(728,573)

Net earnings	$11,080,800	$923,033	$18,806,210	$1,139,561

Earnings per common share - Basic	$0.24	$0.03	$0.41	$0.04

Earnings per common share - Diluted	$0.24	$0.03	$0.40	$0.04

Weighted average number of shares outstanding - Basic	46,366,341	33,211,441	46,190,146	30,271,934

Weighted average number of shares outstanding - Diluted	47,085,940	34,271,180	46,868,472	31,289,416

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$18,806,210	$1,139,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,270,363	10,354,358
Loss on disposal of properties and equipment	1,548,833	367,510
Deferred income taxes	7,477,798	758,573
Change in other assets	32,478	—
Deferred operating lease liability	47,308	—
Changes in current assets and liabilities:
Receivables	(4,278,887)	(9,145,164)
Contract drilling in progress	(1,677,821)	3,631,673
Prepaid expenses	1,311,340	860,671
Accounts payable	(2,021,339)	4,551,399
Prepaid drilling contracts	(172,750)	—
Federal income taxes	882,880	—
Accrued expenses	1,732,862	782,121

Net cash provided by operating activities	38,959,275	13,300,702

Cash flows from financing activities:
Payments of debt	(18,800,577)	(21,145,131)
Proceeds from exercise of options/warrants	4,657,678	12,500
Proceeds from sale of common stock, net of offering costs of $1,998,180	—	29,741,820

Net cash provided by (used in) financing activities	(14,142,899)	8,609,189

Cash flows from investing activities:
Purchase of property and equipment	(51,043,557)	(17,339,813)
Purchase of marketable securities	(91,950,000)	(16,525,000)
Proceeds from sale of marketable securities	92,950,000	12,175,000
Proceeds from sale of property and equipment	935,675	137,035

Net cash used in investing activities	(49,107,882)	(21,552,778)

Net increase (decrease) in cash and cash equivalents	(24,291,506)	357,113
Beginning cash and cash equivalents	69,673,279	1,815,759

Ending cash and cash equivalents	$45,381,773	$2,172,872

Supplementary Disclosure:
Common stock issued for debenture conversion	$—	$28,000,000
Interest paid	$400,142	$1,644,486
Income taxes paid (refunded)	$441,624	$(30,000)
Tax benefit from exercise of nonqualified options	$2,243,484	$—

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs has improved during the past year, we have entered into more longer term drilling contracts. As of November 1, 2005, we had 21 contracts with terms of six months to two years in duration, of which eight have a remaining term in excess of six months. We also have term contracts for four rigs currently under construction and two rigs scheduled to begin construction in the near term.

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

We believe our taxable income for the year ending March 31, 2006 will be sufficient to utilize our net operating loss carryforwards recorded at September 30, 2005. As a result, we classified the deferred income tax benefit of these net operating loss carryforwards as current deferred income tax assets on our balance sheet as of September 30, 2005.

We believe our federal income tax rate for the year ending March 31, 2006 will increase to 35%, as compared to 34% for the year ended March 31, 2005. The effect of this expected increase in our federal income tax rate is reflected in our estimated annual income tax rate utilized for the three and six months ended September 30, 2005.

Stock-based Compensation

We have adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows a company to adopt a fair-value-based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to continue accounting for stock-based compensation under the intrinsic-value-based method. Under this method, we record no compensation expense for stock option grants when the exercise price of the options granted is equal to the fair market value of our common stock on the date of grant. If we had elected to recognize compensation cost based on the fair value of the options we granted at their respective grant dates as SFAS No. 123 prescribes, our net earnings and net earnings per share would have been reduced to the pro forma amounts the table below indicates:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net earnings - as reported	$11,080,800	$923,033	$18,806,210	$1,139,561
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(453,899)	(231,954)	(968,749)	(579,045)

Net earnings - pro forma	$10,626,901	$691,079	$17,837,461	$560,516

Net earnings per share - as reported - basic	$0.24	$0.03	$0.41	$0.04
Net earnings per share - as reported - diluted	$0.24	$0.03	$0.40	$0.04
Net earnings per share - pro forma - basic	$0.23	$0.02	$0.39	$0.02
Net earnings per share - pro forma - diluted	$0.23	$0.02	$0.38	$0.02
Weighted-average fair value of options granted during the period	$6.37	$—	$6.47	$6.16

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The model assumed for the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Expected volatility	51%	72%	55%	87%
Weighted-average risk-free interest rates	4.1%	3.3%	4.0%	4.0%
Expected life in years	4	5	4.1	5
Options granted	306,500	—	336,500	35,000

As we have not declared dividends since we became a public company, we did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of our common stock and overall stock market conditions. There is no assurance that the value an optionee actually realizes will be at or near the value we have estimated using the Black-Scholes model.

Related Party Transactions

As of September 30, 2005, Chesapeake Energy Corporation (“Chesapeake”) owned 16.55% of our outstanding common stock. During the six months ended September 30, 2005 and 2004, we recognized revenues of approximately $14,126,000 and $9,000, respectively, and recorded contract drilling costs, excluding depreciation, of approximately $9,254,000 and $13,000, respectively, on drilling contracts with Chesapeake. Our accounts receivable at September 30, 2005 include approximately $5,556,000 due from Chesapeake.

In July 2005, we began leasing a portion of our corporate office space on a month to month basis to Wedge Oil and Gas Services Incorporated for $370 per month for one of its employees located in San Antonio.

We purchased services from R&B Answering Service and Frontier Services, Inc. during 2005 and 2004. These companies are more than 5% owned by our Chief Operating Officer and an immediate family member of our Vice President and Operations Manager, respectively. The following summarizes the transactions with these companies in each period:

	Three Months Ended September 30,		Six Months Ended September 30,		Amount Owed September 30,
	2005	2004	2005	2004	2005	2004
R&B Answering Service
Purchases	$3,009	$4,578	$7,890	$8,436	$1,415	$3,264
Payments	4,792	2,563	9,525	7,116
Frontier Services, Inc.
Purchases	$—	$35,618	$4,432	$67,201	$—	$25,270
Payments	3,674	23,268	7,781	57,735

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the negative impact SFAS No. 123R will have on our financial position and results of operations in fiscal year 2007 and in subsequent periods. The negative impact will be created due to the fact that we previously issued employee stock options for which no expense has been recognized, as those options will not be fully vested as of the effective date of SFAS No. 123R. In addition, the cost of employee stock option awards issued in future periods will be recognized over the vesting period of the award.

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

Notes payable at March 31, 2005 consist of a $681,975 insurance premium note due on August 26, 2005, plus interest at the rate of 3.15% per year.

On October 29, 2004, we entered into a $47,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $40,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank is the administrative agent and lead arranger under the credit facility, and the lenders include Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (6.75% at September 30, 2005) or, at our option, at LIBOR plus a percentage ranging from 1.75% to 2.5%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. We borrowed the entire $40,000,000 available under the acquisition facility, and we used approximately $2,825,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. On March 29, 2005, we repaid $20,000,000 of the borrowings under the acquisition facility and on May 11, 2005, the acquisition facility was amended to provide us with the ability to again draw $20,000,000 for future acquisitions or new rig construction. In August 2005, we repaid the then remaining outstanding balance of approximately $16,500,000 under the acquisition facility. On October 26, 2005, the revolving line and letter of credit facility was extended for one year. The acquisition facility and the revolving line and letter of credit facility have availability of $20,000,000 and $4,175,000, respectively. Those facilities are now scheduled to mature in October 2006.

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000. Therefore, if 75% of our eligible accounts receivable was less than $7,000,000, our ability to draw under this line would be reduced. At September 30, 2005, we had no outstanding advances under this line of credit, letters of credit were $2,825,000 and 75% of our eligible accounts receivable was approximately $19,202,000. The letters of credit are issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

At September 30, 2005, we were in compliance with all covenants applicable to our outstanding debt. Those covenants include, among others, requirements that we maintain a debt to total capitalization ratio of not greater than 0.3 to 1, a fixed charged coverage ratio of not less than 1.5 to 1 and an operating leverage ratio of not more than 3 to 1. The covenants also restrict us from paying dividends, restrict us from the sale of assets not permitted by the credit facility and restrict us from the incurrence of additional indebtedness in excess of $3,000,000 not already allowed by the credit facility.

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

On February 28, 2005, we entered into an agreement to lease office space in San Antonio, Texas for our corporate office facilities. Monthly lease payments escalate from $10,880 per month to $18,805 per month over a lease term of 102 months, which began on July 8, 2005. We recognize rent expense on a straight-line basis over the lease term, at $15,769 per month, with the difference between our rent expense and lease payment recognized as a deferred lease liability which has been classified with other non-current liabilities on our balance sheet. The deferred lease liability was $47,308 at September 30, 2005.

At September 30, 2005, we were in the process of constructing seven drilling rigs and had incurred approximately $18,730,000 of the approximately $48,200,000 of construction costs. Two of these rigs were placed in service in October 2005.

4.	Equity Transactions

On August 11, 2004, the entire $28,000,000 in aggregate principal amount of our 6.75% convertible subordinated debentures held by WEDGE Energy Services, L.L.C. and William H. White was converted in accordance with the terms of those debentures into 6,496,519 shares of our common stock.

On August 11, 2004, we sold 4,000,000 shares of our common stock at approximately $6.61 per share, net of underwriters’ commissions, pursuant to a public offering we registered with the Securities and Exchange Commission (the “SEC”) under a registration statement filed on Form S-1. On August 31, 2004, we sold 600,000 additional shares of our common stock at approximately $6.61 per share, net of underwriters’ commissions, pursuant to the underwriters’ exercise of an over-allotment option granted in connection with that public offering.

On March 22, 2005, we sold 6,945,000 shares of our common stock, including shares we sold pursuant to the underwriters’ exercise of an over-allotment option, at approximately $11.78 per share, net of underwriters’ commissions, pursuant to a public offering we registered with the SEC.

Directors and employees exercised stock options for the purchase of 642,667 shares of common stock during the six months ended September 30, 2005, at prices ranging from $3.00 to $6.44 per share. Stock options for the purchase of 5,000 shares of common stock were exercised during the six months ended September 30, 2004 at a price of $2.50 per share.

5.	Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Basic
Net earnings	$11,080,800	$923,033	$18,806,210	$1,139,561

Weighted average shares	46,366,341	33,211,441	46,190,146	30,271,934

Earnings per share	$0.24	$0.03	$0.41	$0.04

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Diluted
Net earnings	$11,080,800	$923,033	$18,806,210	$1,139,561
Effect of dilutive securities:
Convertible debentures (1)	—	—	—	—

Net earnings and assumed conversion	$11,080,800	$923,033	$18,806,210	$1,139,561

Weighted average shares:
Outstanding	46,366,341	33,211,441	46,190,146	30,271,934
Options	719,599	1,059,739	678,326	1,017,482
Convertible debentures (1)	—	—	—	—

	47,085,940	34,271,180	46,868,472	31,289,416

Earnings per share	$0.24	$0.03	$0.40	$0.04

(1)	Convertible debentures that were converted into 6,496,519 shares on August 11, 2004 were not included in the computation of diluted earnings per share for the three and six months ended September 30, 2004, because they were antidilutive.

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

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions, construction of new rigs and the refurbishment of older rigs. As of November 1, 2005, our rig fleet consisted of 53 land drilling rigs, which includes two rigs placed into service in October 2005, that drill in depth ranges between 6,000 and 18,000 feet. Fifteen of our rigs are operating in South Texas, 18 in East Texas, four in North Texas, five in western Oklahoma and 11 in the Rocky Mountains. We actively market all of these rigs. We anticipate continued growth of our rig fleet in fiscal year 2006 and 2007. As of November 1, 2005, we were constructing a 1000-horsepower mechanical rig, two 1000-horsepower diesel electric rigs and two 1500-horsepower diesel electric rigs from new and used components. In addition, we plan to construct seven additional rigs which we expect to be completed and available for operation through December 31, 2006.

We earn our revenues by drilling oil and gas wells for our customers. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs has improved during the past year, we have entered into more longer term drilling contracts. As of November 1, 2005, we had 21 contracts with terms of six months to two years in duration, of which eight have a remaining term in excess of six months. We also have term contracts for four rigs currently under construction and two rigs scheduled to begin construction in the near term.

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

For the three and six months ended September 30, 2005 and 2004, our rig utilization and revenue days were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Utilization Rates	95%	96%	95%	94%
Revenue Days	4,446	3,166	8,749	6,163

The primary reason for the increase in the number of revenue days in each of the 2005 periods over the corresponding periods in 2004 is the increase in size of our rig fleet from 36 rigs at September 30, 2004 to 51 rigs at September 30, 2005. For the remainder of fiscal year 2006, we anticipate continued growth in revenue days as more rigs are constructed and put into operation. We expect utilization rates for the remainder of fiscal year 2006 to remain at or near current levels.

In addition to high commodity prices, we attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations during periods of reduced demand for drilling rigs.

We devote substantial resources to maintaining and upgrading our rig fleet. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of our rigs and improve their operating performance. We expended approximately $11,806,000 on rig upgrades during the six months ended September 30, 2005. We are currently performing, between contracts or as necessary, safety and equipment upgrades to the eight rigs we acquired in March 2004 and the 12 rigs we acquired in November and December 2004.

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

On October 21, 2005, the spot price for West Texas Intermediate crude oil was $61.23, the spot price for Henry Hub natural gas was $12.76 and the Baker Hughes land rig count was 1,365, a 20% increase from 1,135 on October 22, 2004.

The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for the three months ended September 30, 2005 and each of the previous five years ended September 30, were:

	Three Months Ended September 30, 2005	Years Ended September 30,
		2005	2004	2003	2002	2001
Oil (West Texas Intermediate)	$62.89	$53.72	$37.10	$30.45	$24.23	$28.93
Natural Gas (Henry Hub)	$9.87	$7.36	$5.55	$5.22	$2.86	$4.95
U.S. Land Rig Count	1,306	1,203	1,038	839	734	994

During fiscal year 2005, 2004 and 2003, substantially all the wells we drilled for our customers were drilled in search of natural gas because of the depth capacity of our rigs and the natural gas-rich areas in which we operate. Although we have recently diversified our operations somewhat with the November 2004 acquisition of seven drilling rigs from Wolverine Drilling, with six of those rigs employed in search of oil in the Williston Basin of the Rocky Mountains, our customers remain primarily focused on drilling for natural gas. Natural gas reserves are typically found in deeper geological formations and generally require premium, deeper capacity equipment to drill the wells.

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

We accrue estimated contract costs on turnkey and footage contracts for each day of work completed based on our estimate of the total costs to complete the contract divided by our estimate of the number of days to complete the contract. Contract costs include labor, materials, supplies, repairs and maintenance, operating overhead allocations and allocations of depreciation and amortization expense. In addition, the occurrence of uninsured or under-insured losses or operating cost overruns on our turnkey and footage contracts could have a material adverse effect on our financial position and results of operations. Therefore, our actual results for a contract could differ significantly if our cost estimates for that contract are later revised from our original cost estimates for a contract in progress at the end of a reporting period which was not completed prior to the release of our financial statements.

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilizations rates, cash flows from our drilling rigs, current oil and gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity, discussions with major industry suppliers, discussions with officers of our primary lender regarding their experiences and expectations for oil and gas operators in our areas of operations and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future net cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at September 30, 2005, would have resulted in a corresponding decrease in our net earnings of approximately $1,634,000 for the six months ended September 30, 2005.

Deferred taxes – We provide deferred taxes for the basis differences in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, employee benefit and other accrued liabilities which are deducted in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs over five to 15 years and refurbishments over three years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. Therefore, in the first five years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After five years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

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

We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when current management joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contracts. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the six months ended September 30, 2005, we experienced losses of less than $25,000 each on five of the 82 turnkey and footage contracts completed. During the six months ended September 30, 2004, we experienced losses on 13 of the 90 turnkey and footage contracts completed, with losses exceeding $25,000 on eight contracts and losses exceeding $100,000 on four contracts. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had no turnkey contracts and four footage contracts in progress at September 30, 2005 which were completed prior to the release of this report. Our contract drilling in progress totaled approximately $7,042,000 at September 30, 2005. Of that amount accrued, turnkey and footage contract revenues were approximately $874,000. The remaining balance of approximately $6,168,000 related to the revenue recognized but not yet billed on daywork contracts in progress at September 30, 2005. At March 31, 2005, drilling in progress totaled $5,365,000, of which $2,344,000 related to turnkey and footage contracts and $3,021,000 related to daywork contracts.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on information obtained from major industry suppliers, current prices of oil and gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $352,000 at September 30, 2005 and March 31, 2005.

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

Our other accrued expenses as of September 30, 2005 include accruals of approximately $411,000 and $1,235,000 for costs incurred under the self-insurance portion of our health insurance and under our workers’ compensation insurance, respectively. We have a deductible of (1) $100,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers’ compensation insurance, except in North Dakota where the deductible is $100,000. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our claim cost estimates based on estimates provided by the insurance companies that provide claims processing services.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from eight rigs in July 2000 to 53 rigs as of November 1, 2005. We have financed this growth with a combination of debt and equity financing. We have raised additional equity or used equity for growth eight times since January 2000. We plan to continue to grow our rig fleet. We expect to finance the construction of five additional rigs this fiscal year and seven additional rigs in the next fiscal year from existing cash and cash flows from operations. However, we are also likely to finance growth with debt and the issuance of additional shares of our common stock.

On October 29, 2004, we entered into a $47,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $40,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank is the administrative agent and lead arranger under the credit facility, and the lenders include Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (6.75% at September 30, 2005) or, at our option, at LIBOR plus a percentage ranging from 1.75% to 2.5%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. We borrowed the entire $40,000,000 available under the acquisition facility and we used approximately $2,825,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. On March 29, 2005, we repaid $20,000,000 of the borrowings under the acquisition facility and on May 11, 2005, the acquisition facility was amended to provide us with the ability to again draw $20,000,000 for future acquisitions or new rig construction. In August 2005, we repaid the then remaining outstanding balance of approximately $16,500,000 under the acquisition facility. On October 26, 2005, the revolving line and letter of credit facility was extended one year. The acquisition facility and the revolving line and letter of credit facility have availability of $20,000,000 and $4,175,000, respectively. Those facilities are now scheduled to mature in October 2006.

Uses of Capital Resources

For the three and six months ended September 30, 2005, the additions to our property and equipment consisted of the following:

	Three Months	Six Months
Drilling rigs (1)	$13,665,355	$22,977,736
Other drilling equipment	14,977,000	25,007,575
Transportation equipment	1,077,420	2,129,166
Other	449,365	929,079

	$30,169,140	$51,043,556

(1)	Includes capitalized interest costs of $78,806 and $194,500 for the three months and six months ended September 30, 2005, respectively.

As of September 30, 2005, we were constructing, from new and used components, three 1500-horsepower diesel electric rigs, three 1000-horsepower diesel electric rigs and one 1000-horsepower mechanical rig. We placed one of the 1500-horsepower rigs and one of the 1000-horsepower diesel electric rigs into service in October 2005 and expect to place the other 1500-horsepower rigs into services in November 2005 and December 2005. We expect to place the 1000-horsepower mechanical rig into service by January 2006 and the two other 1000-horsepower diesel electric rigs into service in March 2006 and April 2006. As of September 30, 2005, we have incurred approximately $18,730,000 of the approximately $48,200,000 of construction costs on these rigs. In addition, we plan to construct seven additional rigs which we expect to be completed and available for operations through December 31, 2006. We expect to incur approximately $45,500,000 of construction costs associated with those seven rigs.

For the remainder of fiscal year 2006, we anticipate routine rig capital expenditures (excluding new rig construction costs) to be approximately $7,000,000, rig upgrade expenditures to be approximately $5,300,000, transportation equipment capital expenditures of approximately $1,100,000 and other capital expenditures of approximately $500,000. These capital expenditures are expected to be funded primarily from operating cash flow in excess of cash flow necessary to meet routine contractual obligations.

Working Capital

Our working capital was $61,413,612 at September 30, 2005, compared to $76,326,669 at March 31, 2005. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 3.63 at September 30, 2005, compared to 3.70 at March 31, 2005.

Our operations have historically generated cash flows in excess of our requirements for debt service and normal capital expenditures. The significant improvement in operating cash flow for the six months ended September 30, 2005 over September 30, 2004 is primarily due to the approximately $17,667,000 improvement in net earnings, plus the approximately $4,916,000 increase in depreciation and amortization expense. If necessary, we can defer rig upgrades to improve our cash position. However, during periods when a higher percentage of our contracts are turnkey or footage contracts, our short-term working capital needs could increase. We believe our cash generated by operations and our ability to borrow on the currently unused portion of our line of credit and letter of credit facility of approximately $4,175,000, after reductions for approximately $2,825,000 of outstanding letters of credit as of September 30, 2005, should allow us to meet our routine financial obligations.

The changes in the components of our working capital were as follows:

	September 30, 2005	March 31, 2005	Change
Cash and cash equivalents	$45,381,773	$69,673,279	$(24,291,506)
Marketable securities	—	1,000,000	(1,000,000)
Trade receivables	30,387,178	26,108,291	4,278,887
Contract drilling in progress	7,042,350	5,364,529	1,677,821
Current deferred income taxes	1,359,269	569,548	789,721
Prepaid expenses	565,503	1,876,843	(1,311,340)

Current assets	84,736,073	104,592,490	(19,856,417)

Current debt	49,988	5,415,001	(5,365,013)
Accounts payable	13,600,308	15,621,647	(2,021,339)
Accrued payroll and payroll taxes	3,382,083	2,706,623	675,460
Income tax payable	1,078,829	195,949	882,880
Prepaid drilling contracts	—	172,750	(172,750)
Other accrued expenses	5,211,253	4,153,851	1,057,402

Current liabilities	23,322,461	28,265,821	(4,943,360)

Working capital	$61,413,612	$76,326,669	$(14,913,057)

The increase in our receivables and contract drilling in progress at September 30, 2005 from March 31, 2005 was due to our operating two additional rigs and the improvement of approximately $1,900 per day in average revenue rates.

The increase in deferred income taxes was due to the classification of benefit from our net operating loss carryforwards as current deferred income taxes at September 30, 2005. At March 31, 2004, the benefit from our net operating loss carryforwards were classified as long-term deferred income taxes. We believe it is more likely than not that our taxable income for the year ending March 31, 2006 will be sufficient to utilize our net operating loss carryforwards recorded at September 30, 2005.

Substantially all our prepaid expenses at September 30, 2005 consisted of prepaid insurance. We renew and pay our insurance premium in late October of each year. At March 31, 2005, we had amortized five months of the premiums, compared to 11 months of amortization as of September 30, 2005.

The decrease in accounts payable was due to the decrease in turnkey and footage contracts completed during September and in progress at September 30, 2005. We had no turnkey and four footage contracts in progress at September 30, 2005, compared to six turnkey and six footage contracts in progress at March 31, 2005.

The increase in accrued payroll and payroll taxes was due to the increase in the number of our employees due to the rig addition, the increase in rig employee wage rates and the increase in the number of payroll days included in the accrual from 10 days at March 31, 2005 compared to 11 days at September 30, 2005.

The increase in accrued expenses at September 30, 2005, compared to March 31, 2005, was principally due to increases in the accrual for property taxes and self-insurance costs, partially offset by a decrease in the accrual for management bonuses.

Although we have not been required to make income tax payments for the last three years, we expect to be in a current taxable position during fiscal year 2006, due to improving market conditions and the reversal of deferred tax liabilities.

Long-term Debt

Our long-term debt at September 30, 2005 consisted of capital lease obligations of $59,442.

Contractual Obligations

We do not have any routine purchase obligations. However, as of September 30, 2005, we were in the process of constructing seven drilling rigs, as described above. The following table excludes interest payments on long-term debt and capital lease obligations. The following table includes all our contractual obligations of the types specified below at September 30, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Capital Lease Obligations	$59,442	$49,988	$9,454	$—	$—
Operating Lease Obligations	1,834,851	263,209	436,630	420,598	714,414

Total	$1,894,293	$313,197	$446,084	$420,598	$714,414

Debt Requirements

In August 2005, we repaid the then remaining outstanding balance of approximately $16,500,000 under our acquisition facility. See “Sources of Capital Resources”.

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our new credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000. Therefore, if 75% of our eligible accounts receivable was less than $7,000,000, our ability to draw under this line would be reduced. At September 30, 2005, we had no outstanding advances under this line of credit, letters of credit were $2,825,000 and 75% of our eligible accounts receivable was approximately $19,202,000. The letters of credit are issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit. The termination date of the revolving line and letter of credit facility portion of our new credit facility is October 27, 2006.

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

The limitation on additional indebtedness described above has not affected our operations or liquidity, and we do not expect it to affect our future operations or liquidity, as we expect to continue to generate adequate cash flow from operations to fund our anticipated working capital and other normal cash flow requirements.

Results of Operations

Our operations consist of drilling oil and gas wells for our customers under daywork, turnkey or footage contracts usually on a well-to-well basis. Daywork contracts are the least complex for us to perform and involve the least risk. Turnkey contracts are the most difficult to perform and involve much greater risk but provide the opportunity for higher operating profits.

Daywork Contracts. Under daywork drilling contracts, we provide a drilling rig with required personnel to our customer, who supervises the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is used. During the mobilization period, we typically earn a fixed amount of revenue based on the mobilization rate stated in the contract. We attempt to set the mobilization rate at an amount equal to our external costs for the move plus our internal costs during the mobilization period. We begin earning our contracted daywork rate when we begin drilling the well. Occasionally, in periods of increased demand, as we are now experiencing, our contracts will provide for the trucking costs to be paid by the customer, and we will receive a reduced dayrate during the mobilization period.

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

For the three and six months ended September 30, 2005 and 2004, the percentages of our drilling revenues by type of contract were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Daywork contracts	89%	40%	82%	38%
Turnkey contracts	3%	56%	9%	58%
Footage contracts	8%	4%	9%	4%

With the improvements in daywork contract rates, we anticipate a continued decline in the number of turnkey contracts. We had no turnkey contracts in progress at September 30, 2005 compared to 14 turnkey contracts in progress at September 30, 2004. We also had four footage contracts in progress at September 30, 2005 compared to one footage contract in progress at September 30, 2004.

At September 30, 2005, Chesapeake Energy Corporation owned 16.55% of our outstanding common stock. During the six months ended September 30, 2005 and 2004, we recognized revenues of approximately $14,126,000 and $9,000, respectively, and recorded contract drilling costs, excluding depreciation, of approximately $9,254,000 and $13,000, respectively, on contracts with Chesapeake.

Statement of Operations Analysis

The following table provides information for our operations for the three and six months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Contract drilling revenues:
Daywork contracts	$59,235,826	$17,276,731	$105,110,357	$31,417,487
Turnkey contracts	2,237,038	23,820,635	10,829,670	48,439,968
Footage contracts	5,499,639	1,685,534	10,909,239	3,644,255

Total contract drilling revenues	$66,972,503	$42,782,900	$126,849,266	$83,501,710

Contract drilling costs:
Daywork contracts	$34,553,829	$13,743,157	$63,668,142	$25,272,395
Turnkey contracts	1,313,678	19,475,630	7,474,257	40,336,150
Footage contracts	4,411,780	1,372,187	8,295,086	2,836,798

Total contract drilling costs	$40,279,287	$34,590,974	$79,437,485	$68,445,343

Depreciation and amortization	$7,940,843	$5,306,041	$15,270,363	$10,354,358
General and administrative expense	$1,580,974	$925,549	$3,067,646	$1,695,691
Revenue days by type of contract:
Daywork contracts	3,942	1,674	7,366	3,151
Turnkey contracts	96	1,347	558	2,723
Footage contracts	408	145	825	289

Total revenue days	4,446	3,166	8,749	6,163

Contract drilling revenue per revenue day	$15,064	$13,513	$14,499	$13,549
Contract drilling cost per revenue day	$9,060	$10,926	$9,080	$11,106
Rig utilization rates	95%	96%	95%	94%
Average number of rigs during the period	50.7	36	50.3	35.7

Our contract drilling revenues grew by approximately $24,190,000, or 57%, in the quarter ended September 30, 2005 from the quarter ended September 30, 2004, due to an improvement of $1,551 per day in average rig revenue rates resulting from an increase in demand for drilling rigs and the 40% increase in revenue days due to an increase in the number of rigs in our fleet, which was partially offset by a 1% decrease in rig utilization. Our contract drilling revenues grew by approximately $43,348,000, or 52%, in the six months ended September 30, 2005 from the six months ended September 30, 2004, due to an improvement in average rig revenue rates of $950 per day resulting from an increase in demand for drilling rigs, the 42% increase in revenue days due to an increase in the number of rigs in our fleet and the 1% increase in rig utilization.

Our contract drilling costs grew by approximately $5,688,000, or 16%, in the quarter ended September 30, 2005 from the corresponding quarter of 2004 due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet, which was partially offset by the 1% decrease in rig utilization. The $1,866 decline in average contract drilling cost per revenue day was due to the shift to more daywork revenue days as a percentage of total revenue days. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly adds to drilling costs for turnkey and footage contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

Our contract drilling costs grew by approximately $10,992,000, or 16%, in the six months ended September 30, 2005 from the corresponding period in 2004 due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet and the 1% increase in rig utilization. The $2,026 decrease in average contract drilling cost per revenue day is due to the 133% increase in daywork contract revenue days.

Our depreciation and amortization expenses for the quarter ended September 30, 2005 increased by approximately $2,635,000, or 50%, compared to the corresponding quarter in 2004. Our depreciation and amortization expenses for the six months ended September 30, 2005 increased by approximately $4,916,000, or 47%, compared to the corresponding quarter in 2004. These increases in 2005 over 2004 resulted primarily from the 41% increase in the average size of our rig fleet.

Our general and administrative expense for the quarter ended September 30, 2005 increased by approximately $655,000, or 71%, compared to the corresponding quarter in 2004. The increase resulted primarily from increases in payroll costs, bonus accrual costs and professional fees. During the quarter ended September 30, 2005, payroll cost increased by approximately $183,000, due to pay raises and an increase in the number of employees in our corporate offices as compared to the quarter ended September 30, 2004. Bonus accrual costs increased by approximately $127,000 and professional fees increased by approximately $191,000.

Our general and administrative expense for the six months ended September 30, 2005 increased by approximately $1,372,000, or 81%, compared to the corresponding period in 2004. The increase resulted primarily from increases in payroll costs, bonus accrual costs and professional fees. During the six months ended September 30, 2005, payroll cost increased by approximately $380,000, due to pay raises and an increase in the number of employees in our corporate offices as compared to the corresponding period in 2004. Bonus accrual costs increased by approximately $231,000 and professional fees increased by approximately $523,000. In August 2005, our Board of Directors adopted new management incentive compensation and executive severance plans.

Our effective income tax rates of 37% and 39% for the quarters and six months ended September 30, 2005 and 2004, respectively, differ from the federal statutory rates of 35% and 34% for the quarters and six months ended September 30, 2005 and 2004, respectively, due to permanent differences. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes.

Accounting Matters

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the negative impact SFAS No. 123R will have on our financial position and results of operations in fiscal year 2007 and in subsequent periods. The negative impact will be created due to the fact that we previously issued employee stock options for which no expense has been recognized, as these options will not be fully vested as of the effective date of SFAS No. 123R. In addition, the cost of employee stock option awards issued in future periods will be recognized over the vesting period of the award.

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

Inflation

Due to the increased rig count in each of our market areas, availability of personnel to operate our rigs is limited. In April 2005, we raised wage rates for our rig personnel in most of our areas of operation by an average of 6%. We were able to pass these wage rate increases on to our customers based on contract terms. Availability of personnel in each of our market areas continues to be very constrained. Therefore, it is likely that we will experience additional wage rate increases. We anticipate that we will be able to pass any such increases for rig personnel on to our customers.

We are experiencing increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction due to the increased rig count. We estimate these costs have increased between 10% and 15%. We anticipate that we will be able to recover these cost increases through increases in our daywork revenue rates.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. However, at September 30, 2005, we had no outstanding debt subject to variable interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 2005, the annual 2005 meeting of our shareholders was held. The following matters were submitted to our shareholders for their approval.

(1)	Election of Three Directors: The following directors were elected at the meeting as class I members of our Board of Directors, with the votes as indicated below:

Michael F. Harness - shareholders cast 41,412,315 votes for and 1,427,019 votes were withheld.

James M. Tidwell - shareholders cast 29,399,358 votes for and 13,439,976 votes were withheld.

Dean A. Burkhardt - shareholders cast 41,549,470 votes for and 1,289,864 votes were withheld.

C. Robert Bunch, Michael E. Little, Wm. Stacy Locke and C. John Thompson continued as directors pursuant to their prior election.

(2)	The shareholders ratified the appointment of KPMG LLP as our independent auditors for our fiscal year ending March 31, 2006. Our shareholders cast 41,329,091 votes for the matter and 789,559 votes against the matter. A total of 720,684 shareholders abstained and no votes were broker non-votes.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

3.1*	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).

4.1*	-	Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 29, 2004 (File No. 1-8182, Exhibit 4.1)).

4.2*	-	Second Amendment dated May 11, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K filed May 13, 2005 (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Third Amendment, dated October 25, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K filed October 28, 2005 (File No. 1-8182, Exhibit 4.1)).

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

31.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

32.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY

/s/ WILLIAM D. HIBBETTS
William D. Hibbetts Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

Dated: November 3, 2005

Index to Exhibits

3.1	*	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2	*	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3	*	-	Amended and Restated Bylaws of Pioneer Drilling Company ((Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).

4.1	*	-	Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 29, 2004 (File No. 1-8182, Exhibit 4.1)).

4.2	*	-	Second Amendment, dated May 11, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K filed May 13, 2005 (File No. 1-8182, Exhibit 4.1)).

4.3	*	-	Third Amendment, dated October 25, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K filed October 28, 2005 (File No. 1-8182, Exhibit 4.1)).

31.1		-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

31.2		-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

32.1		-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2		-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.