Form 10-K
period 2006-03-31
PIONEER DRILLING CO
filed 2006-05-25
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-8182

PIONEER DRILLING COMPANY

(Exact name of registrant as specified in its charter)

TEXAS	74-2088619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1250 N.E. Loop 410, Suite 1000 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 828-7689

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.10 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the American Stock Exchange on September 30, 2005) was approximately $747,000,000.

As of May 12, 2006, there were 49,591,978 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Statements we make in this Annual Report on Form 10-K that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading “Cautionary Statement Concerning Forward-Looking Statements” following Item 1 of Part I of this report.

Item 1. Business

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

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions, construction of new rigs and refurbishment of older rigs we acquired. The following table summarizes acquisitions in which we acquired rigs and related operations since September 1999:

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

During that same period, we also added 17 rigs to our fleet through construction of new rigs and construction of rigs from new and used components. In addition, in August 2003, we acquired a rig that had been operating in Trinidad and integrated it into our operations in Texas. As of May 12, 2006, our rig fleet consisted of 57 operating drilling rigs, 15 of which were operating in our South Texas division, 18 of which were operating in our East Texas division, seven of which were operating in our North Texas division, five of which were operating in our western Oklahoma division and 12 of which were operating in our Rocky Mountain divisions. We are also constructing seven additional rigs, which we expect to add to our fleet at varying times prior to March 31, 2007.

We conduct our operations primarily in South, East and North Texas, western Oklahoma and the Rocky Mountains. During fiscal 2006, substantially all the wells we drilled for our customers were drilled in search of natural gas except for five rigs employed in search of oil in the Williston Basin of the Rocky Mountains. Our customers remain primarily focused on drilling for natural gas.

For many years, the United States contract land drilling services industry has been characterized by an oversupply of drilling rigs and a large number of drilling contractors. Since 1996, however, there has been significant consolidation within the industry. We believe continued consolidation in the industry will generate more stability in dayrates, even during industry downturns. However, although consolidation in the industry is continuing, the industry is still highly fragmented and remains very competitive. For a discussion of market conditions in our industry, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Conditions

in Our Industry” in Item 7 of Part II of this report. For information on our consolidated revenues and income from operations for the years ended March 31, 2006, 2005 and 2004 and our consolidated total assets as of March 31, 2006 and 2005, see our consolidated financial statements in this report.

Our Strategy

Our goal is to continue to build on our strong market position and reputation as a quality contract drilling company in a way that enhances shareholder value. We intend to accomplish this goal by:

•	continuing to own and operate a high-quality fleet of land drilling rigs, primarily in active natural gas drilling markets;

•	acquiring or constructing high-quality rigs capable of generating our targeted returns on investment;

•	positioning ourselves to maximize rig utilization and dayrates;

•	training and maintaining high-quality, experienced crews; and

•	maintaining an aggressive safety program.

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

Drilling fluid, often called mud, is a mixture of clays, chemicals and water or oil, which is carefully formulated for the particular well being drilled. Drilling mud accounts for a major portion of the equipment and cost of drilling a well. Bulk storage of drilling fluid materials, the pumps and the mud-mixing equipment are placed at the start of the circulating system. Working mud pits and reserve storage are at the other end of the system. Between these two points, the circulating system includes auxiliary equipment for drilling fluid maintenance and equipment for well pressure control. Within the system, the drilling mud is typically routed from the mud pits to the mud pump and from the mud pump through a standpipe and the rotary hose to the drill stem. The drilling mud travels down the drill stem to the bit, up the annular space between the drill stem and the borehole and through the blowout preventer stack to the return flow line. It then travels to a shale shaker for removal of rock cuttings, and then back to the mud pits, which are usually steel tanks. The reserve pits, usually one or two fairly shallow excavations, are used for waste material and excess water around the location.

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

Our Fleet of Drilling Rigs

As of May 12, 2006, our rig fleet consists of 57 drilling rigs. We own all the rigs in our fleet. The following table sets forth information regarding utilization for our fleet of drilling rigs:

	Years Ended March 31,
	2006	2005	2004	2003	2002	2001
Average number of rigs for the period	52.3	40.1	27.3	22.3	18.0	10.5
Average utilization rate	95%	96%	88%	79%	82%	91%

The following table sets forth information regarding our drilling fleet:

Rig Number	Rig Design	Approximate Drilling Depth Capability (feet)	Current Division Location	Type	Horsepower
1	Cabot 750E	9,500	South Texas	Electric	750
2	Cabot 750E	9,500	South Texas	Electric	750
3	National 110 UE	18,000	South Texas	Electric	1,500
4	RMI 1000 E	15,000	South Texas	Electric	1,000
5	Brewster N-46	12,000	North Texas	Mechanical	1,000
6	Brewster DH-4610	13,000	East Texas	Mechanical	750
7	National 110 UE	18,000	South Texas	Electric	1,500
8	National 110 UE	18,000	East Texas	Electric	1,500
9	Gardner-Denver 500	11,000	East Texas	Mechanical	700
10	Brewster N-46	12,000	East Texas	Mechanical	1,000
11	Brewster N-46	12,000	South Texas	Mechanical	1,000
12	IRI Cabot 900	10,500	South Texas	Mechanical	900
14	Brewster N-46	12,000	South Texas	Mechanical	1,000
15	Cabot 750	9,500	South Texas	Mechanical	750
16	Cabot 750	9,500	South Texas	Mechanical	750
17	Ideco 725	12,000	East Texas	Mechanical	800
18	Brewster N-75	12,000	East Texas	Mechanical	1,000
19	Brewster N-75	12,000	East Texas	Mechanical	1,000
20	BDW 800	13,500	East Texas	Mechanical	1,000

Rig Number	Rig Design	Approximate Drilling Depth Capability (feet)	Current Division Location	Type	Horsepower
21	National 110 UE	18,000	South Texas	Electric	1,500
22	Ideco 725	12,000	East Texas	Mechanical	800
23	Ideco 725	12,000	North Texas	Mechanical	800
24	National 110 UE	18,000	South Texas	Electric	1,500
25	National 110 UE	18,000	East Texas	Electric	1,500
26	Oilwell 840 E	18,000	South Texas	Electric	1,500
27	IRI Cabot 1200 M	13,500	South Texas	Mechanical	1,300
28	Oilwell 760 E	15,000	South Texas	Electric	1,000
29	Brewster N-46	12,000	North Texas	Mechanical	1,000
30	Mid Cont U36A	11,000	North Texas	Mechanical	750
31	Brewster N-7	11,500	East Texas	Mechanical	750
32	Brewster N-75	13,500	East Texas	Mechanical	1,000
33	Brewster N-95	13,500	East Texas	Mechanical	1,200
34	All-Rig 900	12,000	East Texas	Mechanical	900
35	National 610	13,500	East Texas	Mechanical	750
36	Brewster N-7	11,500	East Texas	Mechanical	750
37	Brewster N-95	13,500	East Texas	Mechanical	1,200
38	Ideco H-1000 E	11,000	Utah	Electric	1,000
39	National 370	10,000	North Texas	Mechanical	550
40	National 370	8,500	North Dakota	Mechanical	550
41	National 610	11,000	Utah	Mechanical	750
42	Brewster N-46	12,500	North Dakota	Mechanical	1,000
43	National 610	11,000	North Dakota	Mechanical	750
44	National 80B	15,000	North Dakota	Mechanical	1,000
46	RMI 550	9,000	Oklahoma	Mechanical	550
47	Ideco 525	8,000	Oklahoma	Mechanical	600
48	National 370	8,500	Oklahoma	Mechanical	550
49	Ideco 525	9,000	Oklahoma	Mechanical	600
50	Ideco 725	11,000	Oklahoma	Mechanical	800
51	National 110 UE	18,000	East Texas	Electric	1,500
52	National 80 UE	15,000	Utah	Electric	1,000
53	National 80 UE	15,000	Utah	Electric	1,000
54	RMI 1000	14,000	Utah	Mechanical	1,000
55	OIME SD7E	18,000	North Texas	Electric	1,500
56	OIME SD7E	18,000	North Dakota	Electric	1,500
57	Gardner-Denver 800 E	15,000	Utah	Electric	1,000
59	HRI 1000	12,500	Utah	Mechanical	1,000
60	HRI 1000 E	12,500	North Texas	Electric	1,000

As of May 12, 2006, we owned a fleet of 53 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites. By owning our own trucks, we reduce the cost of rig moves and reduce downtime between rig moves.

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

	Year Ended March 31,
	2006	2005	2004
Daywork	565	264	205
Turnkey	19	134	92
Footage	106	48	13

Total number of wells	690	446	310

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

Customers and Marketing

We market our rigs to a number of customers. In fiscal 2006, we drilled wells for 128 different customers, compared to 102 customers in fiscal 2005 and 83 customers in fiscal 2004. The following table shows our three largest customers as a percentage of our total contract drilling revenue for each of our last three fiscal years.

Customer	Total Contract Drilling Revenue Percentage
Fiscal 2006
Chesapeake Operating Inc.	10.1%
Kerr-McGee Oil & Gas	6.1%
Chinn Exploration	4.4%

Fiscal 2005
Chinn Exploration	6.5%
Goodrich Petroleum Corp.	5.0%
Medicine Bow Energy Corporation	4.6%

Fiscal 2004
Chinn Exploration	10.5%
Dale Operating Company	6.4%
Medicine Bow Energy Corporation	4.9%

During fiscal 2005 and 2004, substantially all the wells drilled for Chinn Exploration, Goodrich Petroleum Corp., Medicine Bow Energy Corporation and Dale Operating Company were turnkey contracts.

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

From time to time, we also enter into informal, nonbinding commitments with our customers to provide drilling rigs for future periods at specified rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the contract land drilling services business during times of tightening rig supply. As demand for drilling rigs has improved during the past year, we have entered into more longer-term drilling contracts. As of May 12, 2006, we had 39 contracts with terms of six months to two years in duration, of which 27 have a remaining term in excess of six months. We also have term contracts of one to two years for the seven rigs currently under construction.

Competition

We encounter substantial competition from other drilling contractors. Our primary market areas are highly fragmented and competitive. The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

The drilling contracts we compete for are usually awarded on the basis of competitive bids. Our principal competitors are Grey Wolf, Inc., Helmerich & Payne, Inc., Nabors Industries, Inc. and Patterson-UTI Energy, Inc. In addition to pricing and rig availability, we believe the following factors are also important to our customers in determining which drilling contractors to select:

•	the type and condition of each of the competing drilling rigs;

•	the mobility and efficiency of the rigs;

•	the quality of service and experience of the rig crews;

•	the safety records of the rigs;

•	the offering of ancillary services; and

•	the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.

•	While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment, the safety record of our rigs and the experience of our rig crews to differentiate us from our competitors.

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

Our current insurance coverage includes property insurance on our rigs, drilling equipment and real property. Our insurance coverage for property damage to our rigs and to our drilling equipment is based on our estimate, as of October 2006, of the cost of comparable used equipment to replace the insured property. The policy provides for a deductible on rigs of $250,000 per occurrence. Our third-party liability insurance coverage is $51 million per occurrence and in the aggregate, with a deductible of $260,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

In addition, we generally carry insurance coverage to protect against certain hazards inherent in our turnkey contract drilling operations. This insurance covers “control-of-well,” including blowouts above and below the surface, redrilling, seepage and pollution. This policy provides coverage of $3 million, $5 million or $10 million, depending on the area in which the well is drilled and its target depth, subject to a deductible of the greater of 15% of the well’s anticipated dry hole cost or $150,000. This policy also provides care, custody and control insurance, with a limit of $1,000,000, subject to a $50,000 deductible.

Employees

We currently have approximately 1,540 employees. Approximately 190 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees who operate or maintain our drilling rigs and rig-hauling trucks. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employment arrangements are subject to collective bargaining arrangements.

Our operations require the services of employees having the technical training and experience necessary to obtain proper operational standards. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. Although we have not encountered material difficulty in hiring and retaining qualified rig crews, shortages of qualified personnel are occurring in our industry. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material and adverse effect on our financial condition and results of operations.

Facilities

We own:

•	a 15-acre division office, rig storage and maintenance yard in Corpus Christi, Texas;

•	a six-acre division office, storage and maintenance yard in Henderson, Texas;

•	a four-acre trucking department office, storage and maintenance yard in Kilgore, Texas;

•	a 17-acre rig storage and maintenance yard in Woodward, Oklahoma; and

•	a 10-acre division office, rig storage and maintenance yard in Williston, North Dakota.

We lease:

•	our corporate office facilities, at a cost escalating from $10,880 per month to $18,805 per month over 102 months, pursuant to a lease extending through December 2013;

•	a 4-acre division storage yard in Decatur, Texas, at a cost of $800 per month, pursuant to a lease extending through September 2006;

•	a trucking department office, storage and maintenance yard in Alice, Texas, at a cost of $4,500 per month, pursuant to a lease extending through July 2006;

•	a marketing office in Denver, Colorado, at a cost of $1,210 per month, pursuant to a lease extending through October 2006; and

•	a 2.2-acre division office and storage yard in Vernal, Utah, at a cost of $6,000 per month, pursuant to a lease extending through October 2007.

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

Available Information

Our website address is www.pioneerdrlg.com. We make available on this website under “Investor Relations-SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. We have also posted on our website our: Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board; Code of Ethical Conduct for our Chief Executive Officer and other Officers; and Company Contact Information.

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

In addition, various statements that this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – “Business” and Item 3 – “Legal Proceedings” in Part I of this report and in Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	the continued strength of the contract land drilling industry in the geographic areas where we operate;

•	levels and volatility of oil and gas prices;

•	decisions about onshore exploration and development projects to be made by oil and gas companies;

•	the highly competitive nature of our business;

•	the success or failure of our acquisition strategy, including our ability to finance acquisitions and manage growth;

•	the continued availability of drilling rig components to complete our rig building program;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel; and

•	changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment.

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

Item 1A. Risk Factors

Set forth below are various risks and uncertainties that could adversely impact our business, financial condition, results of operations and cash flows.

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

We have a history of losses during periods of reduced demand for drilling rigs. We incurred net losses of $1.8 million, $5.1 million and $0.4 million in the fiscal years ended March 31, 2004, 2003 and 2000, respectively. Our profitability in the future will depend on many factors, but largely on utilization rates and dayrates for our drilling rigs. Our current utilization rates and dayrates may decline and we may experience losses in the future.

Our acquisition strategy involves various risks.

As a key component of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary assets and businesses. For example, since March 31, 2003, our rig fleet has increased from 24 to 57 drilling rigs, primarily as a result of acquisitions. Certain risks are inherent in an acquisition strategy, such as increasing leverage and debt service requirements and combining disparate company cultures and facilities, which could adversely affect our operating results. The success of any completed acquisition will depend in part on our ability to integrate effectively the acquired business into our operations. The process of integrating an acquired business may involve unforeseen difficulties and may require a disproportionate amount of management attention and financial and other resources. Possible future acquisitions may be for purchase prices significantly higher than those we paid for previous acquisitions. We may be unable to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.

Our strategy of constructing drilling rigs during periods of peak demand requires that we maintain an adequate supply of drilling rig components to complete our rig building program. Our suppliers may be unable to continue providing us the needed drilling rig components if their manufacturing sources are unable to fulfill their commitments.

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

The drilling contracts we compete for are usually awarded on the basis of competitive bids. In addition to pricing and rig availability, we believe the following factors are also important to our customers in determining which drilling contractor to select:

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

Unexpected cost overruns on our turnkey drilling jobs and our footage contracts could adversely affect our financial position and our results of operations.

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

Although we attempt to obtain insurance coverage to reduce certain of the risks inherent in our turnkey drilling operations, adequate coverage may be unavailable in the future and we might have to bear the full cost of such risks, which could have an adverse effect on our financial condition and results of operations.

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

Most of our drilling contracts are with exploration and production companies in search of natural gas. Drilling on land for natural gas generally occurs at deeper drilling depths than drilling for oil. Although deep-depth drilling exposes us to risks similar to risks encountered in shallow-depth drilling, the magnitude of the risk for deep-depth drilling is greater because of the higher costs and greater complexities involved in drilling deep wells. We generally do not insure risks related to operating difficulties other than blowouts. If we do not adequately insure the increased risk from blowouts or if our contractual indemnification rights are insufficient or unfulfilled, our profitability and other results of operation and our financial condition could be adversely affected in the event we encounter blowouts or other significant operating difficulties while drilling at deeper depths.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

For a description of our significant properties, see “Business – Drilling Equipment” and “Business – Facilities” in Item 1 of this report. We consider each of our significant properties to be suitable for its intended use.

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

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 12, 2006, 49,591,978 shares of our common stock were outstanding, held by 512 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Our common stock trades on the American Stock Exchange under the symbol “PDC.” The following table sets forth, for each of the periods indicated, the high and low sales prices per share on the American Stock Exchange:

	Low	High
Fiscal Year Ended March 31, 2006:
First Quarter	$10.57	$16.30
Second Quarter	14.00	19.93
Third Quarter	14.25	19.98
Fourth Quarter	13.10	23.06

Fiscal Year Ended March 31, 2005:
First Quarter	$5.60	$7.99
Second Quarter	6.75	8.90
Third Quarter	7.63	10.50
Fourth Quarter	9.05	14.21

Fiscal Year Ended March 31, 2004:
First Quarter	$3.57	$5.24
Second Quarter	3.65	4.99
Third Quarter	3.30	5.20
Fourth Quarter	4.75	7.35

The last reported sales price for our common stock on the American Stock Exchange on May 12, 2006 was $15.39 per share.

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

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of March 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,592,833	$7.71	1,618,500
Equity compensation plans not approved by security holders	—	—	—

Total	1,592,833	$7.71	1,618,500

Item 6. Selected Financial Data

The following information derives from our audited financial statements. You should review this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the historical financial statements and related notes this report contains.

	Years Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Contract drilling revenues	$284,148	$185,246	$107,876	$80,183	$68,627
Income (loss) from operations	77,909	18,774	438	(4,943)	11,201
Income (loss) before income taxes	79,813	17,161	(2,216)	(7,305)	9,737
Preferred dividends	—	—	—	—	93
Net earnings (loss) applicable to common stockholders	50,567	10,812	(1,790)	(5,086)	6,225
Earnings (loss) per common share-basic	1.08	0.31	(0.08)	(0.31)	0.41
Earnings (loss) per common share-diluted	1.06	0.30	(0.08)	(0.31)	0.35
Long-term debt and capital lease obligations, excluding current installments	—	13,445	44,892	45,855	26,119
Shareholders’ equity	340,676	221,615	70,836	47,672	33,343
Total assets	400,678	276,009	143,731	119,694	83,450
Capital expenditures	128,871	80,388	44,845	33,589	27,597

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, including under the headings “Cautionary Statement Concerning Forward-Looking Statements” in Item 1 and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

Pioneer Drilling Company provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in selected oil and natural gas production regions in the United States. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. We are an oil and gas services company. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current and forecasted future price of oil and natural gas.

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

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions and the construction of new and refurbished rigs. As of May 12, 2006 our rig fleet consisted of 57 land drilling rigs that drill in depth ranges between 6,000 and 18,000 feet. Fifteen of our rigs are operating in our South Texas division, 18 in our East Texas division, seven in our North Texas division, five in our western Oklahoma division and 12 in our Rocky Mountains divisions. We actively market all of these rigs. We anticipate continued growth of our rig fleet in fiscal year 2007. As of May 12, 2006, we were constructing seven 1000-horsepower diesel electric rigs from new and used components. We expect these rigs to be completed and become available for operation at varying times prior to March 31, 2007. On April 21, 2006, we sold Rig 45 which was a low-horsepower rig that was designed for casing re-entry work and was the least utilized in our rig fleet.

We earn our revenues by drilling oil and gas wells for our customers as our rigs can be used by our customers to drill for either oil or natural gas. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Historically, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs has improved during the past year, we have entered into more longer-term drilling contracts. As of May 12, 2006, we had 39 contracts with terms of six months to two years in duration, of which 27 have a remaining term in excess of six months. We also have term contracts of one to two years for the seven rigs currently under construction.

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

For the years ended March 31, 2006, 2005 and 2004 our rig utilization, revenue days and number of rigs were as follows:

	Years Ended March 31,
	2006	2005	2004
Utilization Rates	95%	96%	88%
Revenue Days	18,164	13,894	8,764
Number of rigs at period end	56	50	35

The primary reason for the increase in the number of revenue days in 2006 over 2005 and 2004 is the increase in size of our rig fleet. For 2007, we anticipate continued growth in revenue days as we continue to construct more rigs and put them into operation. We expect utilization rates for 2007 to be comparable to 2006.

In addition to high commodity prices, we attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations during periods of reduced demand for drilling rigs.

We devote substantial resources to maintaining and upgrading our rig fleet. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades help the marketability of our rigs and improve their operating performance. We expended approximately $21,446,000 on rig upgrades during the year ended March 31, 2006. We have been and are currently performing, between contracts or as necessary, safety and equipment upgrades to the eight rigs we acquired in March 2004 and to the 12 rigs we acquired in November and December 2004.

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

On May 12, 2006, the spot price for West Texas Intermediate crude oil was $72.04, the spot price for Henry Hub natural gas was $6.26 and the Baker Hughes land rig count was 1,503, a 26% increase from 1,196 on May 13, 2005.

The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for each of the previous six years ended March 31, 2006 were:

	Years Ended March 31,
	2006	2005	2004	2003	2002	2001
Oil (West Texas Intermediate)	$59.94	$45.04	$31.47	$29.27	$24.31	$30.40
Natural Gas (Henry Hub)	$9.10	$5.99	$5.27	$4.24	$2.96	$5.27
U.S. Land Rig Count	1,329	1,110	964	723	912	841

During fiscal years 2006, 2005 and 2004, most of the wells we drilled for our customers were drilled in search of natural gas. We diversified our operations somewhat in November 2004, when we began operating in the Williston Basin of the Rocky Mountains where our customers drill in search of oil.

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

Our management has determined that it is appropriate to use the percentage-of-completion method, as defined in SOP 81-1, to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed-on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed-on depth in breach of the applicable contract. However, in the event we were unable to drill to the agreed-on depth in breach of the contract, ultimate recovery of that value would be subject to negotiations with the customer and the possibility of litigation.

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

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilizations rates, cash flows from our drilling rigs, current oil and gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity, discussions with major industry suppliers, discussions with officers of our primary lender regarding their experiences and expectations for oil and gas operators in our areas of operations and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future net cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at March 31, 2006, would have resulted in a corresponding decrease in our net earnings of approximately $2,136,000 for our fiscal year ended March 31, 2006.

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

We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when current management joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss including all costs that are included in our revised estimated cost to complete that contract in our consolidated statement of operations for that reporting period. During fiscal year 2006, we experienced losses on 16 of the 124 turnkey and footage contracts completed, with losses exceeding $25,000 on five contracts and losses exceeding $100,000 on one contract. During fiscal year 2005, we experienced losses on 17 of the 182 turnkey and footage contracts completed, with losses exceeding $25,000 on ten contracts and losses exceeding $100,000 on four contracts. We are more likely to encounter losses on turnkey and footage contracts in years in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had no turnkey contracts and two footage contracts in progress at March 31, 2006, each of which was completed prior to the release of the financial statements included in this report. Our contract drilling in progress totaled approximately $9,620,000 at March 31, 2006. Of that amount accrued, footage contract revenues were approximately $599,000. The remaining balance of approximately $9,021,000 relates to the revenue recognized but not yet billed on daywork contracts in progress at March 31, 2006. At March 31, 2005, drilling in progress totaled $5,365,000, of which $2,344,000 related to turnkey and footage contracts and $3,021,000 related to daywork contracts.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on information obtained from major industry suppliers, current prices of oil and gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $200,000 at March 31, 2006, a decrease of $152,000 from $352,000 at March 31, 2005.

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

Our other accrued expenses as of March 31, 2006 include accruals of approximately $643,000 and $1,829,000 for costs incurred under the self-insurance portion of our health insurance and under our workers’ compensation insurance, respectively. We have a deductible of (1) $125,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where the deductible is $100,000. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our claim cost estimates based on estimates provided by the insurance companies that provide claims processing services.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from eight rigs in August 2000 to 57 rigs as of May 12, 2006. We have financed this growth with a combination of debt and equity financing. We have raised additional equity or used equity for growth nine times since January 2000. We plan to continue to grow our rig fleet. Over the next 12 months, we expect to finance the construction of seven additional rigs from existing cash and cash flows from operations. However, we may finance other growth opportunities through the issuance of debt and the issuance of additional shares of our common stock.

We issued common stock during fiscal years 2005 and 2006 as follows:

Description	Date	Number of Shares	Price Per Share
Conversion of $28,000,000 6.75% convertible subordinated debentures to common stock	August 11, 2004	6,496,519	$4.31
Public offering of common stock (1)	August 11, 2004	4,000,000	$6.61
Public offering of common stock - over allotment option (1)	August 31, 2004	600,000	$6.61
Public offering of common stock (1)	March 22, 2005	6,945,000	$11.78
Public offering of common stock (1)	February 10, 2006	3,000,000	$20.63

(1)	Price per share is net of underwriter’s commission.

We have a $57,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $50,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank is the administrative agent and lead arranger under the credit facility, and the lenders include Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (7.75% at March 31, 2006) or, at our option, at LIBOR plus a percentage ranging from 1.75% to 2.5%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At March 31, 2006, we had no borrowings under the acquisition facility and we had used approximately $3,050,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. We expect to renew both the revolving line and letter of credit facility and acquisition facility when they mature in October 2006.

Uses of Capital Resources

For the years ended March 31, 2006 and 2005, the additions to our property and equipment consisted of the following:

	Years Ended March 31,
	2006	2005
Drilling rigs (1)	$72,311,690	$53,341,421
Other drilling equipment	51,403,189	22,674,774
Transportation equipment	3,491,554	2,717,181
Other	1,665,014	1,655,108

	$128,871,447	$80,388,484

(1)	Includes capitalized interest costs of $194,500 in 2006 and $86,819 in 2005.

As of March 31, 2006, we were constructing, from new and used components, nine 1000-horsepower diesel electric rigs. We placed two of these rigs into service in April and May 2006 and we expect to place the remaining seven rigs into service at varying times prior to March 31, 2007. As of March 31, 2006, we had incurred approximately $26,172,000 of the approximately $74,100,000 of construction costs on these rigs.

For fiscal year 2007, we project capital expenditures excluding new rig construction to be approximately $76,500,000, comprised of routine rig capital expenditures of approximately $43,700,000, rig upgrade expenditures of approximately $21,900,000, transportation equipment capital expenditures of approximately $9,600,000 and other capital expenditures of approximately $1,300,000. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements.

Working Capital

Our working capital increased to $106,904,106 at March 31, 2006 from $76,326,669 at March 31, 2005. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 4.28 at March 31, 2006, compared to 3.70 at March 31, 2005.

Our operations have historically generated cash flows sufficient to at least meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our contracts are turnkey and footage contracts, our short-term working capital needs could increase. If necessary, we can defer rig upgrades to improve our cash position. The significant improvement in operating cash flow for the year ended March 31, 2006 over March 31, 2005 is due primarily to the approximately $39,755,000 improvement in net earnings, plus the increase of approximately $10,297,000 in depreciation and amortization expense. We believe our cash generated by operations and our ability to borrow under the currently unused portion of our line of credit and letter of credit facility of approximately $3,950,000, net of reductions of approximately $3,050,000 for outstanding letters of credit as of March 31, 2006, should allow us to meet our routine financial obligations for the foreseeable future.

The changes in the components of our working capital were as follows:

	March 31,		Change
	2006	2005
Cash and cash equivalents	$91,173,764	$69,673,279	$21,500,485
Marketable securities	—	1,000,000	(1,000,000)
Receivables	35,544,543	26,108,291	9,436,252
Contract drilling	9,620,179	5,364,529	4,255,650
Deferred tax receivable	989,895	569,548	420,347
Prepaid expenses	2,207,853	1,876,843	331,010

Current assets	139,536,234	104,592,490	34,943,744

Current debt	—	5,415,001	(5,415,001)
Accounts payable	16,040,568	15,621,647	418,921
Accrued payroll	3,383,435	2,706,623	676,812
Income tax payable	6,834,877	195,949	6,638,928
Prepaid drilling contracts	139,769	172,750	(32,981)
Accrued expenses	6,233,479	4,153,851	2,079,628

	32,632,128	28,265,821	4,366,307

Working capital	$106,904,106	$76,326,669	$30,577,437

The large cash balance at March 31, 2006 was primarily due to our sale of shares of common stock on February 10, 2006 for net proceeds of approximately $61,700,000. The large cash balance at March 31, 2005 was primarily due to our sale of shares of common stock on March 22, 2005 for net proceeds of approximately $81,300,000, of which $20,000,000 was used to reduce long-term debt and $61,300,000 was included in the March 31, 2005 cash balance.

The increase in our receivables and contract drilling in progress at March 31, 2006 from March 31, 2005 was due to our operating six additional rigs and the increase of approximately $4,500 per day in average revenue rates.

Substantially all our prepaid expenses at March 31, 2006 consisted of prepaid insurance. The increase in prepaid insurance was primarily due to an increase in insurance premiums resulting from the increase in the size of our drilling rig fleet from 50 rigs at March 31, 2005 to 56 rigs at March 31, 2006 and an increase in liability insurance coverage limits.

The increase in accounts payable was due to nine drilling rigs under construction at March 31, 2006, as compared to two drilling rigs under construction at March 31, 2005. As of March 31, 2006, we had incurred approximately $26,172,000 of construction costs on these rigs. This increase was partially offset by a decrease in accounts payable due to fewer turnkey and footage contracts completed during March 2006 and in progress at March 31, 2006. We had no turnkey and two footage contracts in progress at March 31, 2006, compared to six turnkey and six footage contracts in progress at March 31, 2005.

The increase in accrued payroll was primarily due to the increase in our number of employees due to the rig additions, the increase in rig employee wage rates and the increase in the number of payroll days included in the accrual from ten days at March 31, 2005 to 11 days at March 31, 2006.

The increase in income tax payable at March 31, 2006 was due to the increase in income before income taxes, which was $79,813,220 for the year ended March 31, 2006, as compared to $17,161,126 for the year ended March 31, 2005. This increase was partially offset by use of all of our net operating loss carryforwards during the year ended March 31, 2006. Income tax payable at March 31, 2005 only included an accrual for alternative minimum taxes.

The total increase in accrued expenses at March 31, 2006 from March 31, 2005 was due to an increase of approximately $1,611,000 in the accrual for our insurance deductibles and additional insurance premiums and an increase in bonus accruals of approximately $721,000. These increases were partially offset by a decrease of approximately $252,000 in accrued property taxes and other accrued expense items.

Long-term Debt

We had no long-term debt outstanding at March 31, 2006. See “Sources of Capital Resources” for a description of our $57,000,000 credit facility.

Contractual Obligations

We do not have any routine purchase obligations. However, as of March 31, 2006, we were in the process of constructing nine drilling rigs, as described above. The following table includes all of our contractual obligations at March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$1,726,264	$243,104	$447,003	$429,151	$607,006

Total	$1,726,264	$243,104	$447,003	$429,151	$607,006

Debt Requirements

Our long-term debt at March 31, 2005 consisted of borrowings under our credit facility aggregating to $18,077,778. In August 2005, we repaid the then remaining outstanding balance of approximately $16,500,000 under our acquisition facility. See “Sources of Capital Resources.”

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000. Therefore, if 75% of our eligible accounts receivable was less than $7,000,000, our ability to draw under this line would be reduced. At March 31, 2006, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $3,050,000 and 75% of our eligible accounts receivable was approximately $25,682,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit. The scheduled termination date of the revolving line and letter of credit facility portion of our new credit facility is October 27, 2006.

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

Daywork Contracts. Under daywork drilling contracts, we provide a drilling rig with required personnel to our customer, who supervises the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is used. During the mobilization period, we typically earn a fixed amount of revenue based on the mobilization rate stated in the contract. We attempt to set the mobilization rate at an amount equal to our external costs for the move plus our internal costs during the mobilization period. We begin earning our contracted daywork rate when we begin drilling the well. Occasionally, in periods of increased demand, our contracts will provide for the trucking costs to be paid by the customer, and we will receive a reduced dayrate during the mobilization period.

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

For the years ended March 31, 2006, 2005 and 2004, the percentages of our drilling revenues by type of contract were as follows:

	Years Ended March 31,
	2006	2005	2004
Daywork Contracts	89%	52%	47%
Turnkey Contracts	4%	43%	50%
Footage Contracts	7%	5%	3%

We had no turnkey contracts in progress at March 31, 2006, compared to six turnkey contracts in progress at March 31, 2005. We had two footage contracts in progress at March 31, 2006, compared to six footage contracts in progress at March 31, 2005.

On March 31, 2005, Chesapeake Energy Corporation (“Chesapeake”) owned 16.78% of our outstanding common stock. Chesapeake’s ownership percentage remained approximately the same until they sold their entire interest on February 10, 2006. During the years ended March 31, 2006 and 2005, we recognized revenues of approximately $28,705,000 and $4,885,000, respectively, and recorded contract drilling costs, excluding depreciation, of approximately $18,121,000 and $3,263,000, respectively, on drilling contracts with Chesapeake.

Statements of Operations Analysis

The following table provides information about our operations for the years ended March 31, 2006, March 31, 2005, and March 31, 2004.

	Years Ended March 31,
	2006	2005	2004
Contract drilling revenues:
Daywork contracts	$252,103,112	$95,997,451	$50,144,773
Turnkey contracts	10,829,977	80,210,813	54,234,756
Footage contracts	21,214,885	9,038,184	3,496,004

Total contract drilling revenues	$284,147,974	$185,246,448	$107,875,533

Contract drilling costs:
Daywork contracts	$143,399,044	$68,415,608	$42,903,525
Turnkey contracts	7,449,088	63,421,106	42,761,928
Footage contracts	15,632,438	6,646,045	2,838,649

Total contract drilling costs	$166,480,570	$138,482,759	$88,504,102

Drilling margin:
Daywork contracts	$108,704,068	$27,581,843	$7,241,248
Turnkey contracts	3,380,889	16,789,707	11,472,828
Footage contracts	5,582,447	2,392,139	657,355

Total drilling margin	$117,667,404	$46,763,689	$19,371,431

Revenue days by type of contract:
Daywork contracts	16,138	8,685	5,626
Turnkey contracts	558	4,471	2,827
Footage contracts	1,468	738	311

Total revenue days	18,164	13,894	8,764

Contract drilling revenue per revenue day	$15,643	$13,333	$12,309
Contract drilling costs per revenue day	$9,165	$9,967	$10,099
Drilling margin per revenue day	$6,478	$3,366	$2,210
Rig utilization rates	95%	96%	88%
Average number of rigs during the period	52.3	40.1	27.3

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

	Years Ended March 31,
	2006	2005	2004
Reconciliation of drilling margin to net earnings:
Drilling margin	$117,667,404	$46,763,689	$19,371,431
Depreciation and amortization	(33,387,523)	(23,090,909)	(16,160,494)
General and administrative expense	(6,522,842)	(4,657,013)	(2,772,730)
Bad debt (expense) recovery	152,000	(242,000)	—
Other income (expense)	1,904,181	(1,612,641)	(2,654,563)
Income tax (expense) benefit	(29,246,617)	(6,349,501)	426,299

Net earnings	$50,566,603	$10,811,625	$(1,790,057)

Our contract drilling revenues grew by approximately $98,902,000, or 53%, in fiscal year 2006 from fiscal year 2005, primarily due to an improvement of $2,310 per day in average rig revenue rates resulting from an increase in demand for drilling rigs and the 31% increase in revenue days that primarily resulted from an increase in the number of rigs in our fleet, which was partially offset by a 1% decrease in rig utilization.

Our contract drilling revenues grew by approximately $77,000,000, or 72%, in fiscal year 2005 from fiscal year 2004, primarily due to the 59% increase in revenue days and the approximately $1,000 increase in revenue per revenue day, which was attributable to improving market conditions in our industry.

Our contract drilling costs grew by approximately $27,998,000, or 20%, in fiscal year 2006 from fiscal year 2005, primarily due to an increase in the number of revenue days resulting from the increase in the number of rigs in our fleet, which was partially offset by the 1% decrease in rig utilization discussed above. The $802 decline in average contract drilling cost per revenue day was primarily due to the shift to more daywork revenue days as a percentage of total revenue days. Daywork days represented 89% of revenue days in the fiscal year 2006, compared to 63% in fiscal year 2005. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly adds to drilling costs for turnkey and footage contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

Our contract drilling costs in fiscal year 2005 grew by approximately $50,000,000, or 56%, primarily due to the increases in 2005 in revenue days and rig utilization referred to above. The $132 decrease in average cost per revenue day was primarily due to the greater increase in daywork revenue days (3,059 days) in fiscal 2005 over the increase in turnkey and footage revenue days (2,071).

Our depreciation and amortization expense in fiscal year 2006 increased by approximately $10,297,000, or 45%, from fiscal year 2005. The increase in 2006 over 2005 resulted from our addition of six drilling rigs and related equipment in 2006 at a cost of approximately $48,724,000 and rig upgrade costs of approximately $21,446,000.

Our depreciation and amortization expense in fiscal year 2005 increased approximately $7,000,000, or 43%, from 2004. The increase in 2005 over 2004 resulted from our addition of 15 drilling rigs and related equipment in 2005 at a cost of approximately $52,600,000 and rig upgrade costs $5,512,000.

Our general and administrative expenses increased by approximately $1,866,000, or 40%, in fiscal year 2006 from fiscal year 2005. The increase resulted primarily from increases in payroll costs, bonus accrual costs, professional fees, office rent and insurance costs. During fiscal year 2006, payroll costs increased by approximately $975,000, due to pay raises, an increase in the number of employees in our corporate office and an increase in bonus costs of approximately $256,000 as compared to fiscal year 2005. Professional fees increased by approximately $453,000, office rent increased by approximately $142,000 and insurance costs increased by approximately $119,000.

Our general and administrative expenses increased by approximately $1,900,000, or 68%, in fiscal year 2005 from fiscal year 2004. The increase resulted from increased payroll costs, professional and consulting costs, insurance costs and director fees. Payroll related costs increased by approximately $894,000 due to pay increases, staff additions and an increase in bonus costs of approximately $610,000. Professional and consulting costs increased approximately $587,000, with much of this increase due to the implementation of Sarbanes-Oxley compliance procedures. Director fees increased approximately $142,000. Insurance costs increased approximately $89,000, due to an increase in the cost of directors and officers liability insurance coverage.

We recognized other income of approximately $1,904,000 in fiscal year 2006 as compared to other expense of approximately $1,613,000 in fiscal year 2005 primarily due to increased interest income that resulted from increased cash and cash equivalents balances and decreased interest expense that resulted from decreased outstanding debt balances. Cash and cash equivalents increased from $69,673,279 at March 31, 2005 to $91,173,764 at March 31, 2006. We had no debt outstanding at March 31, 2006 compared to long-term debt outstanding of $18,077,778 at March 31, 2005 after making a long-term debt payment of $20,000,000 on March 29, 2005.

Our other expense decreased by approximately $1,042,000 in fiscal year 2005 from fiscal year 2004 primarily due to the decrease in interest expense that resulted from decreased outstanding debt balances. Long-term debt outstanding decreased from $48,511,222 at March 31, 2004 to $18,077,078 at March 31, 2005.

Our contract land drilling operations are subject to various federal and state laws and regulations designed to protect the environment. Maintaining compliance with these regulations is part of our day-to-day operating procedures. We monitor each of our yard facilities and each of our rig locations on a day-to-day basis for potential environmental spill risks. In addition, we maintain a spill prevention control and countermeasures plan for each yard facility and each rig location. The costs of these procedures represent only a small portion of our routine employee training, equipment maintenance and job site maintenance costs. We estimate the annual compliance costs for this program is approximately $292,000. We are not aware of any potential environmental clean-up obligations that would have a material adverse effect on our financial condition or results of operations.

Our effective income tax rates of 36.6% for fiscal year 2006, 37.0% for fiscal year 2005 and 19.2% for fiscal year 2004, differ from the federal statutory rate of 35% for fiscal year 2006 and 34% for fiscal year 2005 and fiscal year 2004, due to permanent differences and state income taxes. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes. At March 31, 2005, we had a net operating loss carryforwards for income tax purposes of approximately $16,500,000, which was fully utilized in fiscal year 2006.

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

We are experiencing increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction due to the increased industry-wide rig count. We estimate these costs increased between 10% and 15% in fiscal year 2006, and we expect similar cost increases in fiscal year 2007. We anticipate that we will be able to recover these cost increases through improvements in our daywork revenue rates.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. We will adopt SFAS No. 123R effective April 1, 2006 using the modified prospective method. The modified prospective method requires us to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value originally estimated for our SFAS No. 123 pro forma disclosures. SFAS No. 123R will have a negative impact on our financial position and results of operations in fiscal year 2007 and in subsequent periods. The negative impact of SFAS No. 123R to net earnings (loss) and net earnings (loss) per share for the years ended March 31, 2006, 2005 and 2004 is presented in our SFAS 123 pro forma disclosures in the notes to the consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates primarily relates to our cash equivalents, which consist of investments in highly liquid debt instruments denominated in U.S. dollars. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. However, at March 31, 2006, we had no outstanding debt subject to variable interest rates.

Item 8. Financial Statements and Supplementary Data

PIONEER DRILLING COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pioneer Drilling Company:

We have audited the accompanying consolidated balance sheets of Pioneer Drilling Company and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Drilling Company and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the PCAOB, the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

San Antonio, Texas

May 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pioneer Drilling Company:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in Item 9A of Pioneer Drilling Company’s Annual Report on Form 10-K for the year ended March 31, 2006, that Pioneer Drilling Company and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pioneer Drilling Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of the Company’s internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of the Company’s internal control over financial reporting, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Pioneer Drilling Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pioneer Drilling Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Pioneer Drilling Company and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated May 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

San Antonio, Texas

May 24, 2006

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$91,173,764	$69,673,279
Marketable securities	—	1,000,000
Receivables:
Trade, net	35,544,543	26,108,291
Contract drilling in progress	9,620,179	5,364,529
Current deferred income taxes	989,895	569,548
Prepaid expenses	2,207,853	1,876,843

Total current assets	139,536,234	104,592,490

Property and equipment, at cost:
Drilling rigs and equipment	328,673,207	216,286,747
Transportation equipment	9,169,461	6,469,519
Land, buildings and other	3,925,614	2,691,673

	341,768,282	225,447,939
Less accumulated depreciation and amortization	80,984,991	54,881,488

Net property and equipment	260,783,291	170,566,451
Intangible and other assets	358,180	850,381

Total assets	$400,677,705	$276,009,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$681,975
Current installments of long-term debt	—	4,666,667
Current installments of capital lease obligations	—	66,359
Accounts payable	16,040,568	15,621,647
Income tax payable	6,834,877	195,949
Prepaid drilling contracts	139,769	172,750
Accrued expenses:
Payroll and payroll taxes	3,383,435	2,706,623
Other	6,233,479	4,153,851

Total current liabilities	32,632,128	28,265,821
Long-term debt, less current installments	—	13,411,111
Capital lease obligations, less current installments	—	33,906
Non-current liabilities	387,524	400,000
Deferred income taxes	26,982,526	12,283,070

Total liabilities	60,002,178	54,393,908

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,591,978 shares and 45,893,311 shares issued and outstanding at March 31, 2006 and March 31, 2005, respectively	4,959,197	4,589,331
Additional paid-in capital	288,356,164	220,232,520
Accumulated earnings (deficit)	47,360,166	(3,206,437)

Total shareholders’ equity	340,675,527	221,615,414

Total liabilities and shareholders’ equity	$400,677,705	$276,009,322

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2006	2005	2004
Contract drilling revenues	$284,147,974	$185,246,448	$107,875,533

Costs and expenses:
Contract drilling	166,480,570	138,482,759	88,504,102
Depreciation and amortization	33,387,523	23,090,909	16,160,494
General and administrative	6,522,842	4,657,013	2,772,730
Bad debt expense (recovery)	(152,000)	242,000	—

Total operating costs and expenses	206,238,935	166,472,681	107,437,326

Income from operations	77,909,039	18,773,767	438,207

Other income (expense):
Interest expense	(236,012)	(1,722,393)	(2,807,822)
Interest income	2,068,767	173,318	101,584
Other	71,426	37,267	51,675
Loss from early extinguishment of debt	—	(100,833)	—

Total other income (expense)	1,904,181	(1,612,641)	(2,654,563)

Income before income taxes	79,813,220	17,161,126	(2,216,356)
Income tax (expense) benefit	(29,246,617)	(6,349,501)	426,299

Net earnings (loss)	$50,566,603	$10,811,625	$(1,790,057)

Earnings (loss) per common share - Basic	$1.08	$0.31	$(0.08)

Earnings (loss) per common share - Diluted	$1.06	$0.30	$(0.08)

Weighted average number of shares outstanding - Basic	46,808,323	34,543,695	22,585,612

Weighted average number of shares outstanding - Diluted	47,505,885	37,577,927	22,585,612

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Shares Common	Amount Common	Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance as of March 31, 2003	21,700,792	2,170,079	57,730,188	(12,228,005)	47,672,262
Comprehensive income:
Net loss	—	—	—	(1,790,057)	(1,790,057)

Total comprehensive loss	—	—	—	—	(1,790,057)

Issuance of common stock for:
Sale, net of related expenses of $1,654,753	4,400,000	440,000	21,665,247	—	22,105,247
Equipment acquisitions	477,000	47,700	2,074,950	—	2,122,650
Exercise of options and related income tax benefits of $52,423	722,334	72,233	653,983	—	726,216

Balance as of March 31, 2004	27,300,126	2,730,012	82,124,368	(14,018,062)	70,836,318
Comprehensive income:
Net earnings	—	—	—	10,811,625	10,811,625

Total comprehensive income	—	—	—	—	10,811,625

Issuance of common stock for:
Sale, net of related expenses of $5,807,193	11,545,000	1,154,500	109,854,558	—	111,009,058
Debenture conversion	6,496,519	649,652	27,350,348	—	28,000,000
Exercise of options and related income tax benefits of $204,964	551,666	55,167	903,246	—	958,413

Balance as of March 31, 2005	45,893,311	4,589,331	220,232,520	(3,206,437)	221,615,414
Comprehensive income:
Net earnings	—	—	—	50,566,603	50,566,603

Total comprehensive income	—	—	—	—	50,566,603

Issuance of common stock for:
Sale, net of related expenses of $968,361	3,000,000	300,000	61,401,639	—	61,701,639
Exercise of options and related income tax benefits of $4,009,945	698,667	69,866	6,722,005	—	6,791,871

	49,591,978	$4,959,197	$288,356,164	$47,360,166	$340,675,527

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$50,566,603	$10,811,627	$(1,790,057)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	33,387,523	23,090,909	16,160,494
Allowance for doubtful accounts	(152,000)	242,000	—
Loss on dispositions of property and equipment	2,895,752	696,345	816,104
Deferred income taxes	14,279,109	5,987,991	119,038
Change in other assets	209,525	(123,263)	(40,000)
Change in non-current liabilities	(12,476)	—	—
Changes in current assets and liabilities:
Receivables	(13,539,902)	(11,682,035)	(11,103,862)
Prepaid expenses	(331,010)	(540,507)	(422,150)
Accounts payable	418,921	2,350,658	(935,597)
Income tax payable	6,638,928	195,949	444,900
Prepaid drilling contracts	(32,981)	172,750	—
Accrued expenses	2,756,442	2,462,523	1,576,096

Net cash provided by operating activities	97,084,434	33,664,947	4,824,966

Cash flows from financing activities:
Proceeds from notes payable	—	41,354,367	4,110,019
Proceeds from exercise of options	6,791,871	958,412	673,794
Proceeds from common stock, net of offering cost of $968,361 in 2006, of $5,807,193 in 2005 and $1,654,753 in 2004	61,701,639	111,009,058	22,105,247
Payments of debt	(18,860,018)	(43,809,329)	(4,048,744)

Net cash provided by financing activities	49,633,492	109,512,508	22,840,316

Cash flows from investing activities:
Business acquisitions	—	(35,200,000)	(14,500,000)
Purchases of property and equipment	(128,871,447)	(45,188,484)	(28,222,094)
Proceeds from sale (purchase) of marketable securities, net	1,000,000	3,550,000	(1,900,000)
Proceeds from sale of property and equipment	2,654,006	1,518,549	419,658

Net cash used in investing activities	(125,217,441)	(75,319,935)	(44,202,436)

Net increase (decrease) in cash and cash equivalents	21,500,485	67,857,520	(16,537,154)
Beginning cash and cash equivalents	69,673,279	1,815,759	18,352,913

Ending cash and cash equivalents	$91,173,764	$69,673,279	$1,815,759

Supplementary disclosure:
Interest paid	$407,158	$2,407,193	$2,821,041
Income tax paid (refunded)	$4,321,619	$(30,000)	$(990,237)
Debenture conversion - common stock issued	$—	$28,000,000	$—
Acquisition - common stock issued	$—	$—	$2,122,650
Tax benefit from exercise of nonqualified options	$4,009,945	$204,964	$52,423

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Business and Principles of Consolidation

Pioneer Drilling Company provides contract land drilling services to its customers in select oil and natural gas exploration and production regions in the United States. As of March 31, 2006, our rig fleet consisted of 56 operating drilling rigs, 15 of which were operating in our South Texas division, 18 of which were operating in our East Texas division, six of which were operating in our North Texas division, five of which were operating in our western Oklahoma division and 12 of which were operating in our Rocky Mountain divisions. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions in consolidation.

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

Earnings (Loss) Per Common Share

We compute and present earnings (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” This standard requires dual presentation of basic and diluted earnings (loss) per share on the face of our statement of operations. For fiscal year 2004, we did not include the effects of convertible subordinated debt and stock options on loss per common share because they were antidilutive.

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

	Years Ended March 31,
	2006	2005	2004
Net earnings (loss)-as reported	$50,566,603	$10,811,625	$(1,790,057)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	(1,893,785)	(1,175,191)	(662,933)

Net earnings (loss)-pro forma	$48,672,818	$9,636,434	$(2,452,990)

Net earnings (loss) per share-as reported-basic	$1.08	$0.31	$(0.08)
Net earnings (loss) per share-as reported-diluted	$1.06	$0.30	$(0.08)
Net earnings (loss) per share-pro forma-basic	$1.04	$0.28	$(0.11)
Net earnings (loss) per share-pro forma-diluted	$1.02	$0.27	$(0.11)
Weighted-average fair value of options granted during the year	$6.47	$8.85	$4.46

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The model assumed, for the years ended March 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	52%	86%	94%
Weighted-average risk-free interest rates	4.0%	3.7%	3.3%
Expected life in years	4.1	5	5

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

Our management has determined that it is appropriate to use the percentage-of-completion method, as defined in SOP 81-1, to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed on depth in breach of the applicable contract. However, ultimate recovery of that value, in the event we were unable to drill to the agreed on depth in breach of the contract, would be subject to negotiations with the customer and the possibility of litigation.

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

We charge our expenses for maintenance and repairs to operations. We charge our expenses for renewals and betterments to the appropriate property and equipment accounts. Our gains and losses on the sale of our property and equipment are recorded in drilling costs. During fiscal 2006 and 2005, we capitalized $194,500 and $86,819, respectively, of interest costs incurred during the construction periods of certain drilling equipment. At March 31, 2006 and 2005, costs incurred on rigs under construction were approximately $26,172,000 and $3,300,000, respectively.

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

Cash and Cash Equivalents

We maintain cash accounts at several financial institutions. These account balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006, we had cash account balances of approximately $9,147,000, exceeding the $100,000 insurance threshold.

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in corporate and government money market accounts. Cash equivalents at March 31, 2006 and 2005 were $85,618,000 and $65,046,000, respectively.

Marketable Securities

Marketable securities consist of auction rate seven-day preferred securities whose market value is equal to their cost. The objective of investing in these securities is to improve our yield on short-term investments of cash. There were no realized or unrealized gains or losses relating to marketable securities during the years ended March 31, 2006, 2005 and 2004.

Trade Accounts Receivable

We record trade accounts receivable at the amount we invoice our customers. These accounts do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable as of the balance sheet date. We determine the allowance based on the credit worthiness of our customers and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. We review our allowance for doubtful accounts monthly. Balances more than 90 days past due are reviewed individually for collectibility. We charge off account balances against the allowance after we have exhausted all reasonable means of collection and determined that the potential for recovery is remote. We do not have any off-balance sheet credit exposure related to our customers. At March 31, 2006 and 2005 our allowance for doubtful accounts was $200,000 and $352,000.

Intangible and Other Assets

Intangible and other assets consist of cash deposits related to the deductibles on our workers compensation insurance policies, loan fees net of amortization and intangibles related to acquisitions, net of amortization. Loan fees were fully amortized when we paid the outstanding balance of the acquisition facility in August 2005. Intangibles related to customer lists were amortized over their estimated benefit periods of up to 18 months and were fully amortized by December 2005. Intangibles related to non-compete agreements are amortized over the period of the non-compete agreements of three to five years. Depreciation and amortization expense includes amortization of intangibles of $65,000, $142,157 and $39,341 during the years ended March 31, 2006, 2005 and 2004, respectively.

Derivative Instruments and Hedging Activities

We do not have any free standing derivative instruments and we do not engage in hedging activities.

Related Party Transactions

On March 31, 2005, Chesapeake Energy Corporation (“Chesapeake”) owned 16.78% of our outstanding common stock. Chesapeake’s ownership percentage remained approximately the same until they sold their entire interest on February 10, 2006. During the years ended March 31, 2006 and 2005, we recognized revenues of approximately $28,705,000 and $4,885,000, respectively, and recorded contract drilling costs, excluding depreciation, of approximately $18,121,000 and $3,263,000, respectively, on drilling contracts with Chesapeake. Our accounts receivable at March 31, 2006 and 2005, included $4,699,000 and $2,939,000, respectively, due from Chesapeake.

We purchased services from R&B Answering Service and Frontier Service, Inc. during 2006, 2005 and 2004. These companies are more than 5% owned by our Chief Operating Officer and an immediate family member of our Vice President and Operations Manager, respectively. The following summarizes the purchases and payments to these companies in each period.

	2006	2005	2004
R&B Answering Service
Purchases	$16,915	$18,218	$13,526
Payments	$19,965	$17,112	$12,544
Frontier Services, Inc.
Purchases	$5,953	$81,254	$118,660
Payments	$9,302	$93,709	$136,818

Our Chief Operating Officer, Senior Vice President of Marketing, and Vice President and Operations Manager occasionally acquire a 1% to 5% minority working interest in oil and gas wells that we drill for one of our customers. We recognized contract drilling revenues of approximately $455,000, $508,000 and $228,000 on these wells during fiscal years 2006, 2005 and 2004, respectively.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. We will adopt SFAS No. 123R effective April 1, 2006 using the modified prospective method. The modified prospective method requires us to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value originally estimated for our SFAS No. 123 pro forma disclosures. SFAS No. 123R will have a negative impact on our financial position and results of operations in fiscal year 2007 and in subsequent periods. The negative impact of SFAS No. 123R to net earnings (loss) and net earnings (loss) per share for the years ended March 31, 2006, 2005 and 2004 is presented in our SFAS 123 pro forma disclosures in the table above.

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

2. Acquisitions

On November 30, 2004, we acquired all the contract drilling assets and a 4.7-acre rig storage and maintenance yard of Wolverine Drilling, Inc., a land drilling contractor based in Kenmare, North Dakota. The equipment included seven mechanical land drilling rigs and related assets, including trucks, trailers, vehicles, spare drill pipe and yard equipment. We paid $28,000,000 in cash for these assets and non-competition agreements with the two owners of Wolverine. We funded this acquisition with $28,000,000 of bank debt which has subsequently been paid in full. This purchase was accounted for as an acquisition of a business, and we have included the results of operation of the acquired business in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment and related assets, including the non-competition agreements and other intangibles, based on their relative fair values at the date of acquisition.

On December 15, 2004, we acquired all the contract drilling assets and a 17-acre rig storage and maintenance yard of Allen Drilling Company, a land drilling contractor based in Woodward, Oklahoma. The equipment included five mechanical drilling rigs and related assets, including trucks, trailers, vehicles, spare drill pipe and yard equipment. We paid $7, 200,000 in cash for these assets. We also entered into a non-competition agreement with the President of Allen Drilling which provides for the payment of $500,000 due in annual installments of $100,000 each beginning December 15, 2005. We funded this acquisition with $7,200,000 of bank debt which has subsequently been paid in full. This purchase was accounted for as an acquisition of a business, and we have included the results of operations of the acquired business in our statement of operations since the date of acquisition. We allocated the purchase price to property and equipment and related assets, including the non-competition agreements and other intangibles, based on their relative fair values at the date of acquisition.

The following table summarizes the allocation of purchase price to property and equipment and other assets acquired in the Wolverine and Allen Drilling acquisitions:

	Wolverine	Allen	Total
Assets acquired:
Drilling equipment	$27,620,214	$7,057,500	$34,677,714
Vehicles	214,786	230,000	444,786
Buildings	30,000	260,000	290,000
Land	20,000	40,000	60,000
Intangibles, primarily non-compete agreements	115,000	112,500	227,500

	$28,000,000	$7,700,000	$35,700,000
Less non-compete obligation	—	(500,000)	(500,000)

	$28,000,000	$7,200,000	$35,200,000

The following pro forma information gives effect to the Wolverine and Allen Drilling acquisitions as though they were effective as of the beginning of fiscal year 2005 and 2004. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects our historical data and historical data from these acquired businesses for the periods indicated. The pro forma data may not be indicative of the results we would have achieved had we completed these acquisitions on April 1, 2003 or 2004, or that we may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements.

	Pro Forma Years Ended March 31,
	2005	2004
Total revenues	$208,394,551	$132,287,140
Net earnings (loss)	$11,943,137	$(2,100,116)
Earnings (loss) per common share:
Basic	$0.35	$(0.09)
Diluted	$0.33	$(0.09)

3. Long-term Debt, Subordinated Debt and Note Payable

Our long-term debt is described below:

	March 31,
	2006	2005
Indebtedness under $57,000,000 credit facility, secured by drilling equipment, interest at prime (7.75% at March 31, 2006) or LIBOR plus a percentage ranging from 1.75% to 2.5%, maturity in October 2006	$—	$18,077,778

	—	18,077,778

Less current installments	—	(4,666,667)

	$—	$13,411,111

We have a $57,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $50,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank is the administrative agent and lead arranger under the credit facility, and the lenders include Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (7.75% at March 31, 2006) or, at our option, at LIBOR plus a percentage ranging from 1.75% to 2.5%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. In August 2005, we repaid the then remaining outstanding balance of approximately $16,500,000 under the acquisition facility. At March 31, 2006, we had no borrowings under the acquisition facility and we had used approximately $3,050,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $3,950,000. Both the revolving line and letter of credit facility and acquisition facility are scheduled to mature in October 2006.

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000. Therefore, if 75% of our eligible accounts receivable was less than $7,000,000, our ability to draw under this line would be reduced. At March 31, 2006, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $3,050,000 and 75% of our eligible accounts receivable was approximately $25,682,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

At March 31, 2006, we were in compliance with all covenants contained in the credit agreement related to our credit facility. Those covenants include, among others, requirements that we maintain a debt to total capitalization ratio of not greater than 0.3 to 1, a fixed charged coverage ratio of not less than 1.5 to 1 and an operating leverage ratio of not more than 3 to 1. The covenants also restrict us from paying dividends, restrict us from the sale of assets not permitted by the credit facility and restrict us from the incurrence of additional indebtedness in excess of $3,000,000, to the extent not otherwise allowed by the credit facility.

In October 2001, we issued $18,000,000 of 6.75% convertible subordinated debentures to WEDGE Energy Services, L.L.C. (“WEDGE”). In July 2002, we issued $9,000,000 and $1,000,000 of 6.75% convertible subordinated debentures to WEDGE and to William H. White, a former Director of our Company and the former President of WEDGE, respectively. These debentures were due by July 2007. In addition, these debentures were convertible into 6,496,519 shares of common stock at $4.31 per share and redeemable at a scheduled premium. On August 11, 2004, we converted these debentures in accordance with their terms into 6,496,519 shares of our common stock.

Notes payable at March 31, 2005 consisted of a $681,975 insurance premium note due on August 26, 2005, plus interest at the rate of 3.15% per year.

4. Leases

We lease various office equipment under non-cancelable operating leases expiring through 2010 and real estate under non-cancelable operating leases as follows:

•	our corporate office facilities, at a cost escalating from $10,880 per month to $18,805 per month over 102 months, pursuant to a lease extending through December 2013;

•	a 4-acre division storage yard in Decatur, Texas, at a cost of $800 per month, pursuant to a lease extending through September 2006;

•	a trucking department office, storage and maintenance yard in Alice, Texas, at a cost of $4,500 per month, pursuant to a lease extending through July 2006;

•	a marketing office in Denver, Colorado, at a cost of $1,210 per month, pursuant to a lease extending through October 2006;

•	a 2.2-acre division office and storage yard in Vernal, Utah, at a cost of $6,000 per month, pursuant to a lease extending through October 2007.

Rent expense under these operating leases for the years ended March 31, 2006, 2005 and 2004 was $283,628, $102,077 and $278,746, respectively.

Future lease obligations as of March 31, 2006 were as follows:

Year Ended March 31,
2007	$243,104
2008	234,930
2009	212,073
2010	215,238
2011	213,913
Thereafter	607,006

$1,726,264

5. Income Taxes

Our provision for income taxes consists of the following:

	Years Ended March 31,
	2006	2005	2004
Current tax - state	$701,124	$56,400	$—
Current tax - federal	14,266,384	335,109	—
Deferred tax - state	312,510	55,164	—
Deferred tax - federal	13,966,599	5,902,828	(426,299)

Income tax expense (benefit)	$29,246,617	$6,349,501	$(426,299)

The following is a reconciliation of income tax expense (benefit) to income taxes computed by applying the federal statutory income tax rate (35% for fiscal year 2006 and 34% for fiscal years 2005 and 2004) to income (loss) before income taxes:

	Years Ended March 31,
	2006	2005	2004
Expected tax expense (benefit)	$27,934,627	$5,834,783	$(753,561)
Tax basis adjustment to 35% for prior year deferred tax components	813,936	—	—
Club dues, meals and entertainment	32,344	24,050	13,941
State income taxes	658,862	92,388	—
Other	(193,152)	398,280	313,321

	$29,246,617	$6,349,501	$(426,299)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax liabilities were as follows:

	March 31,
	2006	2005
Deferred tax assets:
Vacation expense accruals	$104,338	$71,446
Workers compensation and health insurance accruals	812,038	378,423
Bad debt expense	73,520	119,680
Net operating loss carryforwards	—	5,616,861
Alternative minimum tax credit	—	311,915
Deferred lease liability	32,966	—

Total deferred tax assets	1,022,862	6,498,325

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	25,926,429	16,924,919
Other	1,089,064	1,286,928

Total deferred tax liabilities	27,015,493	18,211,847

Net deferred tax liabilities	$25,992,631	$11,713,522

In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, we believed at March 31, 2005 it was more likely than not that we would realize the benefits of these deductible differences.

At March 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $16,500,000. Taxable income for the year ended March 31, 2006 was sufficient to fully utilize these net operating loss carryforwards.

6. Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, trade receivables, payables and short-term debt approximate their fair values.

7. Earnings (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic EPS and diluted EPS comparisons as required by SFAS No. 128:

	Years Ended March 31,
	2006	2005	2004
Basic
Net earnings (loss)	$50,566,603	$10,811,625	$(1,790,057)

Weighted average shares	46,808,323	34,543,695	22,585,612

Earning (loss) per share	$1.08	$0.31	$(0.08)

Diluted
Earnings (loss) applicable to common shareholders	$50,566,603	$10,811,625	$(1,790,057)
Effect of dilutive securities - Convertible subordinated debenture	—	459,483	—

Earnings (loss) available to common shareholders and assumed conversion	$50,566,603	$11,271,108	$(1,790,057)

Weighted average shares:
Outstanding	46,808,323	34,543,695	22,585,612
Options	697,562	684,806	—
Convertible subordinated debenture	—	2,349,426	—

	47,505,885	37,577,927	22,585,612

Earnings (loss) per share	$1.06	$0.30	$(0.08)

The weighted average number of diluted shares in 2004 excludes 7,612,924 of shares for options and convertible debt due to their antidilutive effects.

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

On February 10, 2006, we sold 3,000,000 shares of our common stock, at approximately $20.63 per share, net of underwriters’ commissions, pursuant to a public offering we registered with the SEC.

Directors and employees exercised stock options for the purchase of 698,667 shares of common stock at prices ranging from $2.25 to $10.31 per share during the fiscal year ended March 31, 2006, 551,666 shares of common stock at prices ranging from $.375 to $6.44 per share during the fiscal year ended March 31, 2005 and 722,334 shares of common stock at prices ranging from $.625 to $3.20 per share during the fiscal year ended March 31, 2004.

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

The following table provides information relating to our outstanding stock options at March 31, 2006, 2005 and 2004:

	2006		2005		2004
	Shares Issuable on Exercise of Options	Weighted Average Price	Shares Issuable on Exercise of Options	Weighted Average Price	Shares Issuable on Exercise of Options	Weighted Average Price
Balance Outstanding Beginning of year	2,005,000	$5.30	2,056,666	$3.24	1,825,000	$1.63
Granted	336,500	$14.53	510,000	$8.85	1,000,000	$4.46
Exercised	(698,667)	$3.94	(551,666)	$1.37	(722,334)	$0.93
Canceled	(50,000)	$9.65	(10,000)	$4.52	(46,000)	$2.25

Balance Outstanding End of year	1,592,833	$7.71	2,005,000	$5.30	2,056,666	$3.24

Options Exercisable End of year	546,666	$5.40	798,002	$3.58	884,001	$1.95

As of March 31, 2006, there were no outstanding warrants.

The following table summarizes information about our employee stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00 - $4.77	841,333	7.19	$4.12	401,666	$3.67
$5.95 - $9.65	399,000	8.62	$9.42	115,000	$9.22
$10.31 - $14.58	352,500	8.92	$14.34	30,000	$13.98

	1,592,833	7.93	$7.71	546,666	$5.40

10. Employee Benefit Plans and Insurance

We maintain a 401(k) retirement plan for our eligible employees. Under this plan, we may contribute, on a discretionary basis, a percentage of an eligible employee’s annual contribution, which we determine annually. Our contributions for fiscal 2006, 2005 and 2004 were approximately $643,000, $399,000 and $76,000, respectively.

We maintain a self-insurance program, for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. We have provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125,000 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at March 31, 2006 and 2005 include approximately $553,000 and $489,000, respectively, for our estimate of incurred but unpaid costs related to the self-insurance portion of our health insurance.

We are self-insured for up to $250,000 for all workers’ compensation claims submitted by employees for on-the-job injuries, except in North Dakota where the deductible is $100,000. We have provided for both reported and incurred but not reported costs of workers’ compensation coverage in the accompanying consolidated balance sheets. Accrued expenses at March 31, 2006 and 2005 include approximately $1,829,000 and $845,000, respectively, for our estimate of incurred but unpaid costs related to workers’ compensation claims. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.

11. Business Segments and Concentrations

Substantially all our operations relate to contract drilling of oil and gas wells. Accordingly, we classify all our operations in a single segment.

During the fiscal year ended March 31, 2006, our three largest customers accounted for 10.1%, 6.1% and 4.4% respectively, of our total contract drilling revenue. All three of these customers were customers of ours in 2005. In fiscal 2005, our three largest customers accounted for 6.5%, 5.0% and 4.6%, respectively, of our total contract drilling revenue. All three of these customers were customers of ours in 2004. In fiscal 2004, our three largest customers accounted for 10.5%, 6.4% and 4.9%, of our total contract drilling revenue.

12. Commitments and Contingencies

As of March 31, 2006, we were constructing, from new and used components, nine 1000-horsepower diesel electric rigs at an estimated cost ranging from $7,600,000 to $9,500,000 each. We placed two of these rigs into service in April and May 2006 and we expect to place the remaining seven rigs into service at varying times prior to March 31, 2007. As of March 31, 2006, we had incurred approximately $26,172,000 of the approximately $74,100,000 of construction costs on these rigs.

In addition, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. Legal costs relating to these matters are expensed as incurred. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flow from operations and there is only a remote possibility that any such matter will require any additional loss accrual.

13. Quarterly Results of Operations (unaudited)

The following table summarizes quarterly financial data for our fiscal years ended March 31, 2006 and 2005 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Revenues	$59,877	$66,973	$74,459	$82,839	$284,148
Income from operations	11,902	17,171	21,262	27,573	77,909
Income tax expense	(4,537)	(6,508)	(7,876)	(10,325)	(29,247)
Net earnings	7,725	11,080	13,792	17,968	50,567
Earnings per share:
Basic	.17	.24	.30	.37	1.08
Diluted	.17	.24	.29	.36	1.06
2005
Revenues	$40,719	$42,783	$46,387	$55,357	$185,246
Income from operations	1,046	1,960	6,704	9,064	18,774
Income tax expense	(139)	(590)	(2,428)	(3,192)	(6,349)
Net earnings	216	923	4,179	5,494	10,812
Earnings per share:
Basic	.01	.03	.11	.14	.31
Diluted	.01	.03	.11	.14	.30

The sum of the quarterly earnings per share amounts do not necessarily agree with the year-end amounts due to the dilutive effects of convertible instruments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Pioneer Drilling Company is responsible for establishing and maintaining adequate internal control over financial reporting. Pioneer Drilling Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Pioneer Drilling Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pioneer Drilling Company’s management assessed the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we have concluded that, as of March 31, 2006, Pioneer Drilling Company’s internal control over financial reporting was effective based on those criteria.

Pioneer Drilling Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of March 31, 2006, as stated in their report which appears herein. That report appears on page 31.

Item 9B. Other Information

Not applicable.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2006 Annual Meeting of Shareholders. We intend to file that definitive proxy statement with the SEC by July 15, 2006.

Item 10. Directors and Executive Officers of the Registrant

Please see the information appearing under the headings “Proposal No. 1—Election of Directors” and “Executives and Executive Compensation” in the definitive proxy statement for our 2006 Annual Meeting of Shareholders for the information this Item 10 requires.

Item 11. Executive Compensation

Please see the information appearing under the heading “Executives and Executive Compensation” in the definitive proxy statement for our 2006 Annual Meeting of Shareholders for the information this Item 11 requires.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Please see the information appearing (1) under the heading “Equity Compensation Plan Information” in Item 5 of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2006 Annual Meeting of Shareholders for the information this Item 12 requires.

Item 13. Certain Relationships and Related Transactions

Please see the information appearing under the heading “Certain Transactions” in the definitive proxy statement for our 2006 Annual Meeting of Shareholders for the information this Item 13 requires.

Item 14. Principal Accountant Fees and Services

Please see the information appearing under the heading “Ratification of Appointment of Independent Auditors” in the definitive proxy statement for our 2006 Annual Meeting of Shareholders for the information this Item 14 requires.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1) Financial Statements.

See Index to Consolidated Financial Statements on page 29.

(2) Financial Statement Schedules:

Schedule II is filed with this report. All other schedules for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

Schedule II

	Valuation and Qualifying Accounts
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Accounts	Balance at Year End
Year ended March 31, 2004
Allowance for doubtful receivables	$110,000	$—	$—	$110,000

Year ended March 31, 2005
Allowance for doubtful receivables	$110,000	$242,000	$—	$352,000

Year ended March 31, 2006
Allowance for doubtful receivables	$352,000	$(152,000)	$—	$200,000

(3) Exhibits. The following exhibits are filed as part of this report:

Exhibit Number		Description
2.1*	-	Asset Purchase Agreement dated November 11, 2004 between Wolverine Drilling, Inc. and Robert Mau, Robert S. Blackford and Pioneer Drilling Services, Ltd. (Form 8-K dated November 11, 2004 (File No. 1-8182, Exhibit 2.1)).

2.2*	-	Asset Purchase Agreement dated November 29,2004, by and among Allen Drilling Company, the Earl Allen Family Trust dated April 1, 1979, the sole shareholder of Allen Drilling Company, Dixon Allen, Paula K. Hoisington and Lisa D. Johonnesson, all of the beneficiaries of the Trust, and Pioneer Drilling Services, Ltd. (Form 8-K dated November 30, 2004 (File No. 1-8182m Exhibit 2.1)).

3.1*	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*	-	Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 29, 2004 (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Second Amendment, dated May 11, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. And Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated May 12, 2005 (File No. 1-8182, Exhibit 4.1)).

4.4*	-	Third Amendment, dated October 25, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. And Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 28, 2005 (File No. 1-8182, Exhibit 4.1)).

4.5*	-	Fourth Amendment, dated December 15, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. And Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated December 16, 2005 (File No. 1-8182, Exhibit 4.1)).

10.1+*	-	Pioneer Drilling Services, Ltd. Annual Incentive Compensation Plan dated August 5, 2005 (Form 8-K Dated August 5, 2005 (File No. 1-8182, Exhibit 10.1)).

10.2+*	-	Pioneer Drilling Services, Ltd. Executive Severance Plan dated August 5, 2005 (Form 8-K Dated August 5, 2005 (File No. 1-8182, Exhibit 10.3)).

10.3+*	-	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5+)).

10.4+*	-	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7+)).

10.5+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 filed November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

21.1	-	Subsidiaries of Pioneer Drilling Company.

23.1	-	Consent of KPMG LLP.

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the filing indicated.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER DRILLING COMPANY

May 25, 2006	By:	/s/ Wm. Stacy Locke
Wm. Stacy Locke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Little
Michael E. Little	Chairman	May 25, 2006

/s/ Wm. Stacy Locke
Wm. Stacy Locke	President, Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2006

/s/ William D. Hibbetts
William D. Hibbetts	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	May 25, 2006

/s/ Kurt M. Forkheim
Kurt M. Forkheim	Vice President, Chief Accounting Officer (Principal Accounting Officer)	May 25, 2006

/s/ C. John Thompson
C. John Thompson	Director	May 25, 2006

/s/ James M. Tidwell
James M. Tidwell	Director	May 25, 2006

/s/ C. Robert Bunch
C. Robert Bunch	Director	May 25, 2006

/s/ Dean A. Burkhardt
Dean A. Burkhardt	Director	May 25, 2006

/s/ Michael F. Harness
Michael F. Harness	Director	May 25, 2006

Index To Exhibits

2.1*	-	Asset Purchase Agreement dated November 11, 2004 between Wolverine Drilling, Inc. and Robert Mau, Robert S. Blackford and Pioneer Drilling Services, Ltd. (Form 8-K dated November 11, 2004 (File No. 1-8182, Exhibit 2.1)).

2.2*	-	Asset Purchase Agreement dated November 29,2004, by and among Allen Drilling Company, the Earl Allen Family Trust dated April 1, 1979, the sole shareholder of Allen Drilling Company, Dixon Allen, Paula K. Hoisington and Lisa D. Johonnesson, all of the beneficiaries of the Trust, and Pioneer Drilling Services, Ltd. (Form 8-K dated November 30, 2004 (File No. 1-8182m Exhibit 2.1)).

3.1*	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December, 2003 (File No. 1-8182, Exhibit 3.3)).

4.1*		Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*	-	Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 29, 2004 (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Second Amendment, dated May 11, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. And Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated May 12, 2005 (File No. 1-8182, Exhibit 4.1)).

4.4*	-	Third Amendment, dated October 25, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. And Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 28, 2005 (File No. 1-8182, Exhibit 4.1)).

4.5*	-	Fourth Amendment, dated December 15, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. And Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated December 16, 2005 (File No. 1-8182, Exhibit 4.1)).

10.1+*	-	Pioneer Drilling Services, Ltd. Annual Incentive Compensation Plan dated August 5, 2005 (Form 8-K Dated August 5, 2005 (File No. 1-8182, Exhibit 10.1)).

10.2+*	-	Pioneer Drilling Services, Ltd. Executive Severance Plan dated August 5, 2005 (Form 8-K Dated August 5, 2005 (File No. 1-8182, Exhibit 10.3)).

10.3+*	-	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5+)).

10.4+*	-	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7+)).

10.5+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 filed November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

21.1	-	Subsidiaries of Pioneer Drilling Company.

23.1	-	Consent of KPMG LLP.

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the filing indicated.
+	Management contract or compensatory plan or arrangement.