Form 10-Q
period 2006-06-30
PIONEER DRILLING CO
filed 2006-08-03
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006, there were 49,591,978 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,113,807	$91,173,764
Marketable securities	15,000,000	—
Receivables:
Trade, net	45,469,739	35,544,543
Contract drilling in progress	9,520,123	9,620,179
Current deferred income taxes	1,157,856	989,895
Prepaid expenses	1,675,050	2,207,853

Total current assets	143,936,575	139,536,234

Property and equipment, at cost:	377,036,943	341,768,282
Less accumulated depreciation and amortization	89,024,651	80,984,991

Net property and equipment	288,012,292	260,783,291
Intangible and other assets	346,513	358,180

Total assets	$432,295,380	$400,677,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,525,841	$16,040,568
Income tax payable	10,528,238	6,834,877
Prepaid drilling contracts	465,168	139,769
Accrued expenses:
Payroll and payroll taxes	3,410,352	3,383,435
Other	6,448,359	6,233,479

Total current liabilities	42,377,958	32,632,128
Non-current liabilities	402,192	387,524
Deferred income taxes	28,437,746	26,982,526

Total liabilities	71,217,896	60,002,178

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,591,978 shares issued and outstanding at June 30, 2006 and March 31, 2006	4,959,197	4,959,197
Additional paid-in capital	289,271,624	288,356,164
Accumulated earnings	66,846,663	47,360,166

Total shareholders’ equity	361,077,484	340,675,527

Total liabilities and shareholders’ equity	$432,295,380	$400,677,705

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Contract drilling revenues	$93,493,307	$59,876,763

Costs and expenses:
Contract drilling	49,542,784	39,095,964
Depreciation and amortization	11,570,006	7,329,520
General and administrative	2,925,502	1,548,906

Total operating costs and expenses	64,038,292	47,974,390

Income from operations	29,455,015	11,902,373

Other income (expense):
Interest expense	(63,151)	(155,135)
Interest income	1,097,724	501,629
Other	23,328	13,977

Total other income	1,057,901	360,471

Income before income taxes	30,512,916	12,262,844
Income tax expense	(11,026,419)	(4,537,434)

Net earnings	$19,486,497	$7,725,410

Earnings per common share - Basic	$0.39	$0.17

Earnings per common share - Diluted	$0.39	$0.17

Weighted average number of shares outstanding - Basic	49,591,978	46,012,015

Weighted average number of shares outstanding - Diluted	50,167,928	46,765,224

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$19,486,497	$7,725,410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,570,006	7,329,520
Loss on disposal of property and equipment	1,372,815	527,038
Change in deferred income taxes	1,287,259	3,046,046
Stock-based compensation expense	915,460	—
Changes in current assets and liabilities:
Receivables	(9,925,196)	(4,556,211)
Contract drilling in progress	100,056	(2,265,319)
Prepaid expenses	532,803	443,984
Accounts payable	5,485,273	(1,401,324)
Prepaid drilling contracts	325,399	172,293
Federal income tax payable	3,693,361	36,544
Accrued expenses	256,465	2,115,306

Net cash provided by operating activities	35,100,198	13,173,287

Cash flows from financing activities:
Payments of debt	—	(1,734,819)
Proceeds from exercise of options	—	2,707,844

Net cash provided by financing activities	—	973,025

Cash flows from investing activities:
Purchase of property and equipment	(43,121,261)	(20,874,416)
Proceeds from sale (purchase) of marketable securities, net	(15,000,000)	1,000,000
Proceeds from sale of property and equipment	2,961,106	676,820

Net cash used in investing activities	(55,160,155)	(19,197,596)

Net decrease in cash and cash equivalents	(20,059,957)	(5,051,284)

Beginning cash and cash equivalents	91,173,764	69,673,279

Ending cash and cash equivalents	$71,113,807	$64,621,995

Supplementary Disclosure:
Interest and commitment fees paid	$31,554	$272,761
Income taxes paid	$6,045,800	$153,599
Tax benefit from exercise of nonqualified options	$—	$1,301,245

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business and Principles of Consolidation

Pioneer Drilling Company provides contract land drilling services to its customers in select oil and natural gas exploration and production regions in the United States. As of June 30, 2006, our rig fleet consisted of 57 operating drilling rigs, 15 of which were operating in our South Texas division, 18 of which were operating in our East Texas division, seven of which were operating in our North Texas division, six of which were operating in our Western Oklahoma division and 11 of which were operating in our Rocky Mountain divisions. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of deferred taxes and our determination of depreciation and amortization expense. The condensed balance sheet as of March 31, 2006 has been derived from audited financial statements. We suggest that you read these condensed financial statements together with the financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2006.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs has improved during the past year, we have entered into more longer-term drilling contracts. As of August 1, 2006, we had 44 contracts with terms of six months to two years in duration, of which 15 have a remaining term of six to 12 months, eight have a remaining term of 12 to 18 months and four have a remaining term in excess of 18 months. We also have term contracts of two to three years for seven rigs currently under construction.

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

Stock-based Compensation

We have stock option plans that are administered by the compensation committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of stock options subject to each award and the terms, conditions and other provisions of the awards. Employee stock options generally become exercisable over three- to five-year periods, and generally expire 10 years after the date of grant. Stock options granted to outside directors vest immediately and expire five years after the date of grant. Our plans provide that all options must have an exercise price not less than the fair market value of our common stock on the date of grant.

Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123R”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, we recognized no compensation expense for stock options granted as all stock options were granted at an exercise price equal to the closing market value of the underlying common stock on the date of grant. Under the modified prospective approach, compensation cost for the three months ended June 30, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and compensation cost for all stock options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. Prior periods were not restated to reflect the impact of adopting this new standard.

As a result of adopting SFAS 123R on April 1, 2006, our income before income taxes, net earnings and basic and diluted earnings per common share for the three months ended June 30, 2006, were $915,000, $595,000 and $.01 per share lower, respectively, than if we had continued to account for stock-based compensation under APB 25 for our stock option grants. Compensation costs of approximately $812,000 and $103,000 for stock options were recognized in general and administrative expense and contract drilling costs, respectively, for the quarter ended June 30, 2006. Approximately $260,000 of the compensation costs included in general and administrative expense relate to stock options granted to outside directors that vested immediately upon grant pursuant to our stock option plans. The entire compensation cost must be recognized for stock options that are fully vested at the grant date. We expect compensation costs relating to nonvested stock options to be approximately $2,156,000 for the remainder of fiscal year 2007.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statement of cash flows. There were no stock options exercised during the three months ended June 30, 2006.

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS 123R for the three months ended June 30, 2005:

Net earnings - as reported	$7,725,410
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(514,850)

Net earnings—pro forma	$7,210,560

Net earnings per share - as reported - basic	$0.17
Net earnings per share - as reported - diluted	$0.17
Net earnings per share - pro forma - basic	$0.16
Net earnings per share - pro forma - diluted	$0.15

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The model assumed for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Expected volatility	49%	59%
Weighted-average risk-free interest rates	5.0%	3.8%
Weighted-average expected life in years	2.86	5.00
Options granted	482,000	30,000
Weighted-average grant-date fair value	$5.36	$7.52

The assumptions above are based on multiple factors, including historical exercise patterns of homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and volatility of our stock price. As we have not declared dividends since we became a public company, we did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of our common stock and overall stock market conditions. There is no assurance the value an optionee actually realizes will be at or near the value we have estimated using the Black-Scholes model.

At June 30, 2006, there was approximately $4,219,000 of unrecognized compensation cost relating to stock options which are expected to be recognized over a weighted-average period of 2.18 years.

The following table represents stock option activity for the three months ended June 30, 2006:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contract Life
Outstanding options at beginning of period	1,592,833	$7.71
Granted	482,000	14.53
Exercised	—	—
Canceled	—	—
Forfeited	—	—

Outstanding options at end of period	2,074,833	9.29	8.06

Options exercisable at end of period	656,665	$6.10	6.54

Shares available for future stock option grants to employees and directors under existing plans were 1,136,500 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of stock options outstanding was approximately $12,756,000, and the aggregate intrinsic value of stock options exercisable was approximately $6,132,000. Intrinsic value is the difference between the exercise price of a stock option and the closing market price of our common stock, which was $15.44 on June 30, 2006.

The following table summarizes our nonvested stock option activity for the three months ended June 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested options at beginning of period	1,046,167	$4.90
Granted	482,000	5.51
Vested	(109,999)	2.16
Forfeited	—	—

Nonvested options at end of period	1,418,168	$5.26

Related-Party Transactions

We purchased services from R&B Answering Service and Frontier Services, Inc. during the three months ended June 30, 2006 and 2005. These companies are more than 5% owned by our Chief Operating Officer and by an immediate family member of our Vice President and Operations Manager, respectively. The following summarizes the transactions with these companies in each period.

	Three Months Ended June 30,
	2006	2005
R&B Answering Service
Purchases	$4,512	$4,881
Payments	4,512	4,733
Frontier Services, Inc.
Purchases	$606	$4,432
Payments	606	4,107

In July 2005, we began leasing a portion of our corporate office space on a month-to-month basis to Wedge Oil and Gas Services Incorporated for $370 per month for one of its employees located in San Antonio. Wedge Oil and Gas Services Incorporated is an affiliate of WEDGE Group Incorporated. Two officers of WEDGE Group Incorporated are members of our Board of Directors.

Our Chief Operating Officer, Senior Vice President of Marketing, and Vice President and Operations Manager occasionally acquire a 1% to 5% minority working interest in oil and gas wells that we drill for one of our customers. These individuals did not acquire minority working interests in any wells that we drilled during the three months ended June 30, 2006 and 2005.

Recently Issued Accounting Standards

In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations and financial condition.

Reclassifications

Certain amounts in the financial statements for the prior year have been reclassified to conform to the current year’s presentation.

2. Long-term Debt and Notes Payable

We have a $57,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $50,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank is the administrative agent and lead arranger under the credit facility, and the lenders include Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (8.25% at June 30, 2006) or, at our option, at LIBOR plus a percentage ranging from 1.75% to 2.5%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At June 30, 2006, we had no borrowings under the acquisition facility and we had used approximately $3,050,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $3,950,000. Both the revolving line and letter of credit facility and acquisition facility are scheduled to mature in October 2006.

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000. Therefore, if 75% of our eligible accounts receivable was less than $7,000,000, our ability to draw under this line would be reduced. At June 30, 2006, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $3,050,000 and 75% of our eligible accounts receivable was approximately $32,367,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

At June 30, 2006, we were in compliance with all covenants contained in the credit agreement related to our credit facility. Those covenants include, among others, requirements that we maintain a debt to total capitalization ratio of not greater than 0.3 to 1, a fixed charged coverage ratio of not less than 1.5 to 1 and an operating leverage ratio of not more than 3 to 1. The covenants also restrict us from paying dividends, restrict us from the sale of assets not permitted by the credit facility and restrict us from the incurrence of additional indebtedness in excess of $3,000,000, to the extent not otherwise allowed by the credit facility.

3. Commitments and Contingencies

As of June 30, 2006, we were constructing, from new and used components, seven 1000-horsepower diesel electric rigs and three 1000-horsepower mechanical rigs at an estimated cost ranging from $7,600,000 to $9,500,000 each. We placed two of the 1000-horsepower diesel electric rigs into service in July 2006 and we expect to place the remaining eight rigs into service at varying times prior to June 2007. As of June 30, 2006, we had incurred approximately $33,109,000 of the approximately $85,300,000 of estimated construction costs on these rigs.

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

4. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128:

	Three Months Ended June 30,
	2006	2005
Basic
Net earnings	$19,486,497	$7,725,410

Weighted average shares	49,591,978	46,012,015

Earnings per share	$0.39	$0.17

	Three Months Ended June 30,
	2006	2005
Diluted
Net earnings	$19,486,497	$7,725,410

Weighted average shares:
Outstanding	49,591,978	46,012,015
Options	575,950	753,209

	50,167,928	46,765,224

Earnings per share	$0.39	$0.17

5.

5. Equity Transactions

On February 10, 2006, we sold 3,000,000 shares of our common stock, at approximately $20.63 per share, net of underwriters’ commissions, in a public offering we registered with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, and in our annual report on Form 10-K for the fiscal year ended March 31, 2006. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our annual report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

Our business strategy is to own and operate a high-quality fleet of land drilling rigs in active drilling markets, and to position ourselves to maximize rig utilization and dayrates and to enhance shareholder value. We intend to continue making additions to our drilling fleet, either through acquisitions of businesses or selected assets or through the construction of new or refurbished drilling rigs.

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions and the construction of new and refurbished rigs. As of August 1, 2006, our rig fleet consisted of 59 land drilling rigs, of which 21are premium electric rigs that drill in depth ranges between 6,000 and 18,000 feet. Sixteen of our rigs are operating in our South Texas division, 18 in our East Texas division, eight in our North Texas division, six in our western Oklahoma division and 11 in our Rocky Mountains divisions. We actively market all of these rigs. We anticipate continued growth of our rig fleet during the remainder of fiscal year 2007. As of August 1, 2006, we were constructing five 1000-horsepower diesel electric rigs and three 1000-horsepower mechanical rigs from new and used components. We expect these rigs to be completed and to become available for operation at varying times prior to June 2007.

We earn our revenues by drilling oil and gas wells for our customers, as our rigs can be used by our customers to drill for either oil or natural gas. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Historically, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs has improved during the past year, we have entered into more longer-term drilling contracts. As of August 1, 2006, we had 44 contracts with terms of six months to two years in duration, of which 15 have a remaining term of six to 12 months, eight have a remaining term of 12 to 18 months and four have a remaining term in excess of 18 months. We also have term contracts of two to three years for seven rigs currently under construction.

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

For the three months ended June 30, 2006 and 2005, our rig utilization and revenue days were as follows:

	2006	2005
Utilization Rates	95%	95%
Revenue Days	4,881	4,303

The primary reason for the increase in the number of revenue days in 2006 over 2005 was the increase in size of our rig fleet from 50 rigs at June 30, 2005 to 57 rigs at June 30, 2006. For the remainder of fiscal year 2007, we anticipate continued growth in revenue days as we continue to construct more rigs and put them into operation. We expect utilization rates for 2007 to be comparable to 2006.

In addition to high commodity prices, we attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations during periods of reduced demand for drilling rigs.

We devote substantial resources to maintaining and upgrading our rig fleet. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of our rigs and improve their operating performance. We are currently performing, between contracts or as necessary, safety and equipment upgrades to the eight rigs we acquired in March 2004 and the 12 rigs we acquired in November and December 2004. During the three months ended June 30, 2006, we expended approximately $8,300,000 upgrading six rigs, using over 230 potential revenue days in the upgrade process.

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

On July 21, 2006, the spot price for West Texas Intermediate crude oil was $74.06, the spot price for Henry Hub natural gas was $5.91 and the Baker Hughes land rig count was 1,571, a 23% increase from 1,282 on July 22, 2005.

The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for the three months ended June 30, 2006 and each of the previous five years ended June 30, were:

	Three Months Ended June 30, 2006	Years Ended June 30,
		2006	2005	2004	2003	2002
Oil (West Texas Intermediate)	$70.99	$64.33	$48.74	$33.78	$29.96	$23.88
Natural Gas (Henry Hub)	$6.43	$8.98	$6.20	$5.39	$4.81	$2.73
U.S. Land Rig Count	1,515	1,402	1,153	1,000	778	821

Most of our customers drill in search of natural gas; however, we currently operate four rigs in the Williston Basin of the Rocky Mountains, where our customers drill in search of oil.

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

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and gas prices, industry analysts’ outlook for the industry and their view of our customers’ access to debt or equity, discussions with major industry suppliers, discussions with officers of our primary lender regarding their experiences and expectations for oil and gas operators in our areas of operations and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future net cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at June 30, 2006, would have resulted in a corresponding decrease in our net earnings of approximately $2,363,000 for the three months ended June 30, 2006.

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

Accounting estimates – We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements.

We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when current management joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the three months ended June 30, 2006, we experienced losses of less than $25,000 each on two of the 15 footage contracts completed. During the three months ended June 30, 2005, we experienced losses of less than $25,000 each on two of the 47 turnkey and footage contracts completed. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had no turnkey contracts and one footage contract in progress at June 30, 2006, which was completed prior to the release of the financial statements included in this report. Our contract drilling in progress totaled approximately $9,520,000 at June 30, 2006. Of that amount accrued, footage contract revenues were approximately $318,000. The remaining balance of approximately $9,202,000 related to the revenue recognized but not yet billed on daywork contracts in progress at June 30, 2006. At March 31, 2006, drilling in progress totaled $9,620,000, of which $599,000 related to footage contracts and $9,021,000 related to daywork contracts.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on information obtained from major industry suppliers, current prices of oil and gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $200,000 at June 30, 2006 and March 31, 2006.

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

Our other accrued expenses as of June 30, 2006 include accruals of approximately $567,000 and $2,090,000 for costs incurred under the self-insurance portion of our health insurance and under our workers’ compensation insurance, respectively. We have a deductible of (1) $125,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where the deductible is $100,000. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our claim cost estimates based on estimates provided by the insurance companies that provide claims processing services.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from eight rigs in August 2000 to 59 rigs as of August 1, 2006. We have financed this growth with a combination of debt and equity financing. We have raised additional equity or used equity for growth nine times since January 2000. We plan to continue to grow our rig fleet. Over the remainder of fiscal year 2007, we expect to finance the construction of eight additional rigs from existing cash and cash flows from operations. However, we may finance other growth opportunities through the issuance of debt and the issuance of additional shares of our common stock.

On February 10, 2006, we sold 3,000,000 shares of our common stock, at approximately $20.63 per share, net of underwriters’ commissions, in a public offering we registered with the Securities and Exchange Commission.

We have a $57,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $50,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank is the administrative agent and lead arranger under the credit facility, and the lenders include Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (8.25% at June 30, 2006) or, at our option, at LIBOR plus a percentage ranging from 1.75% to 2.5%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At June 30, 2006, we had no borrowings under the acquisition facility and we had used approximately $3,050,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $3,950,000. We expect to renew both the revolving line and letter of credit facility and acquisition facility when they mature in October 2006.

Uses of Capital Resources

For the three months ended June 30, 2006, the additions to our property and equipment consisted of the following:

Drilling rigs	$25,125,869
Other drilling equipment	17,315,145
Transportation equipment	555,672
Other	124,575

$43,121,261

As of June 30, 2006, we were constructing, from new and used components, seven 1000-horsepower diesel electric rigs and three 1000-horsepower mechanical rigs. We placed two of the 1000-horsepower diesel electric rigs in service in July 2006, and we expect the remaining eight rigs to be completed and become available for operation at varying times prior to June 2007. As of June 30, 2006, we have incurred approximately $33,109,000 of the approximately $85,300,000 of estimated construction costs for these rigs.

For the remainder of fiscal year 2007, we project regular rig capital expenditures (excluding construction costs to complete the construction of the rigs referred to above) to be approximately $36,900,000, rig upgrade expenditures to be approximately $11,400,000, transportation equipment capital expenditures to be approximately $9,100,000 and other capital expenditures to be approximately $1,100,000. These capital expenditures are expected to be funded primarily from operating cash flow in excess of cash flow necessary to meet routine financial obligations.

Working Capital

Our working capital was $101,558,617 at June 30, 2006, compared to $106,904,106 at March 31, 2006. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 3.4 at June 30, 2006, compared to 4.3 at March 31, 2006.

Our operations have historically generated cash flows sufficient to at least meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our contracts are turnkey and footage contracts, our short-term working capital needs could increase. If necessary, we can defer rig upgrades to improve our cash position. The significant improvement in operating cash flow for the three months ended June 30, 2006 over June 30, 2005 is due primarily to the approximately $11,761,000 improvement in net earnings, plus the increase of approximately $4,240,000 in depreciation and amortization expense. We believe our cash generated by operations and our ability to borrow under the currently unused portion of our line of credit and letter of credit facility of approximately $3,950,000, net of reductions of approximately $3,050,000 for outstanding letters of credit as of June 30, 2006, should allow us to meet our routine financial obligations for the foreseeable future. The changes in the components of our working capital were as follows:

	June 30, 2006	March 31, 2006	Change
Cash and cash equivalents	$71,113,807	$91,173,764	$(20,059,957)
Marketable securities	15,000,000	—	15,000,000
Receivables	45,469,739	35,544,543	9,925,196
Contract drilling in progress	9,520,123	9,620,179	(100,056)
Deferred income taxes	1,157,856	989,895	167,961
Prepaid expenses	1,675,050	2,207,853	(532,803)

Current assets	143,936,575	139,536,234	4,400,341

Accounts payable	21,525,841	16,040,568	5,485,273
Income tax payable	10,528,238	6,834,877	3,693,361
Prepaid drilling contracts	465,168	139,769	325,399
Accrued payroll	3,410,352	3,383,435	26,917
Accrued expenses	6,448,359	6,233,479	214,880

	42,377,958	32,632,128	9,745,830

Working capital	$101,558,617	$106,904,106	$(5,345,489)

The increase in our receivables and contract drilling in progress at June 30, 2006 from March 31, 2006 was due to our operating two additional rigs and the increase of approximately $1,500 per day in average revenue rates.

Substantially all our prepaid expenses at June 30, 2006 consisted of prepaid insurance. We renew and pay most of our insurance premiums in late October of each year and some in April of each year. At March 31, 2006, we had amortized five months of the October premiums, compared to eight months of amortization as of June 30, 2006.

The increase in accounts payable was due to ten drilling rigs under construction at June 30, 2006, as compared to nine drilling rigs under construction at March 31, 2006. We had incurred approximately $33,109,000 of construction costs on the 10 rigs under construction at June 30, 2006 as compared to $26,172,000 of construction costs on the nine rigs under construction at March 31, 2006. This increase was partially offset by a decrease in accounts payable due to fewer turnkey and footage contracts completed during June 2006 and in progress at June 30, 2006.

The increase in income tax payable at June 30, 2006 primarily related to the timing of quarterly income tax payments and the increase in current taxable income as a percentage of income before taxes. Also, income taxes payable for the year ended March 31, 2006 were decreased when we fully utilized net operating loss carryforwards.

Long-term Debt

We had no long-term debt outstanding at June 30, 2006. See “- Sources of Capital Resources” for a description of our $57,000,000 credit facility.

Contractual Obligations

We do not have any routine purchase obligations. However, as of June 30, 2006, we were in the process of constructing ten drilling rigs, as described above. The following table includes all our contractual obligations of the types specified below at June 30, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	1,840,632	263,980	572,940	450,410	553,302

Total	$1,840,632	$263,980	$572,940	$450,410	$553,302

Debt Requirements

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000. Therefore, if 75% of our eligible accounts receivable was less than $7,000,000, our ability to draw under this line would be reduced. At June 30, 2006, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $3,050,000 and 75% of our eligible accounts receivable was approximately $32,367,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit. The scheduled termination date of the revolving line and letter of credit facility portion of our new credit facility is October 27, 2006.

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

During periods of reduced demand for drilling rigs, revenue rates may be significantly lower than current revenue rates and we may incur net losses primarily due to significant depreciation costs associated with our drilling equipment. Our profitability in the future will depend on many factors, but largely on utilization rates and revenue rates for our drilling rigs. We incurred net losses of approximately $1,800,000, $5,100,000 and $400,000 in the fiscal years ended March 31, 2004, 2003 and 2000, respectively.

The current demand for drilling rigs greatly influences the types of contracts we are able to obtain. As the demand for rigs increases, daywork rates move up and we are able to switch primarily to daywork contracts.

For the three months ended June 30, 2006 and 2005, the percentages of our drilling revenues by type of contract were as follows:

	Three Months Ended June 30,
	2006	2005
Daywork contracts	96%	77%
Turnkey contracts	—	14%
Footage contracts	4%	9%

We had no turnkey contracts in progress at June 30, 2006, compared to two turnkey contracts in progress at June 30, 2005. We also had one footage contract in progress at June 30, 2006, compared to five footage contracts in progress at June 30, 2005.

Statement of Operations Analysis

The following table provides information for our operations for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005
Contract drilling revenues:
Daywork contracts	$90,060,866	$45,874,532
Turnkey contracts	—	8,592,632
Footage contracts	3,432,441	5,409,599

Total contract drilling revenues	$93,493,307	$59,876,763

Contract drilling costs:
Daywork contracts	$47,479,704	$29,052,079
Turnkey contracts	—	6,160,579
Footage contracts	2,063,080	3,883,306

Total contract drilling costs	$49,542,784	$39,095,964

Drilling margin:
Daywork contracts	$42,581,162	$16,822,453
Turnkey contracts	—	2,432,053
Footage contracts	1,369,361	1,526,293

Total drilling margin	$43,950,523	$20,780,799

Revenue days by type of contract:
Daywork contracts	4,695	3,424
Turnkey contracts	—	462
Footage contracts	186	417

Total revenue days	4,881	4,303

Contract drilling revenue per revenue day	$19,154	$13,915
Contract drilling costs per revenue day	$10,150	$9,086
Drilling margin per revenue day	$9,004	$4,829
Rig utilization rates	95%	95%
Average number of rigs during the period	56.7	50.0

We present drilling margin information, defined as contract drilling revenues less contract drilling costs, because we believe it provides investors and our management additional information to assist them in assessing our business and performance in comparison to other companies in our industry. Since drilling margin is a “non-GAAP” financial measure under the rules and regulations of the Securities and Exchange Commission, we have included below a reconciliation of drilling margin to net earnings, which is the nearest comparable GAAP financial measure.

	Three Months Ended June 30,
	2006	2005
Reconciliation of drilling margin to net earnings:
Drilling margin	$43,950,523	$20,780,799
Depreciation and amortization	(11,570,006)	(7,329,520)
General and administrative expense	(2,925,502)	(1,548,906)
Other income	1,057,901	360,471
Income tax expense	(11,026,419)	(4,537,434)

Net earnings	$19,486,497	$7,725,410

Our contract drilling revenues grew by approximately $33,617,000, or 56%, in the quarter ended June 30, 2006 from the quarter ended June 30, 2005, due to an improvement of $5,239 per day, or 38%, in average rig revenue rates resulting from an increase in demand for drilling rigs, and a 13% increase in revenue days due to an increase in the number of rigs in our fleet.

Our contract drilling costs grew by approximately $10,447,000, or 27%, in the quarter ended June 30, 2006 from the corresponding quarter of 2005, primarily due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet. Our contract drilling costs per revenue day increased by $1,064, or 12%, in the quarter ended June 30, 2006 from the corresponding quarter in 2005 primarily due to higher wages and certain repairs and maintenance expenses. The overall increase in contract drilling costs was partially offset by decreases in contract drilling costs due to a shift to more daywork revenue days as a percentage of total revenue days. Daywork days represented 96% of revenue days in the quarter ended June 30, 2006 compared to 80% in the quarter ended June 30, 2005. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly adds to drilling costs when compared to daywork contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

Our depreciation and amortization expenses for the quarter ended June 30, 2006 increased by approximately $4,240,000, or 58%, compared to the corresponding quarter in 2005 primarily due to the increase in the average size of our rig fleet, which increases consisted entirely of newly constructed rigs. Our average depreciation costs per revenue day increased by $677 to $2,370 from $1,703 due to the higher costs of new rigs.

Our general and administrative expense for the quarter ended June 30, 2006 increased by approximately $1,377,000, or 89%, compared to the corresponding quarter in 2005. The increase resulted primarily from compensation expense recognized for stock options and increases in payroll costs, bonus accruals, rent, insurance and director fees. Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment, and recognized approximately $812,000 of compensation expense for stock options in general and administrative expense for the quarter ended June 30, 2006. Also during the quarter ended June 30, 2006, payroll costs increased by approximately $333,000 due to pay raises and an increase in the number of employees in our corporate offices as compared to the quarter ended June 30, 2005. Bonus accrual costs increased by approximately $180,000 and rent, insurance and director fees increased by approximately $134,000. We expect compensation costs for stock options recognized as general and administrative expense to average approximately $583,000 per quarter for the remainder of fiscal year 2007.

Our other income for the quarter ended June 30, 2006 increased by approximately $697,000, or 193%, compared to the corresponding quarter in 2005. The increase was primarily due to increased interest income that resulted from increased cash and cash equivalents and marketable security balances and decreased interest expense that resulted from decreased outstanding debt balances. Cash and cash equivalents increased from $64,621,995 at June 30, 2005 to $71,113,807 at June 30, 2006. We had no marketable securities at June 30, 2005 compared to $15,000,000 at June 30, 2006. We had no debt outstanding at June 30, 2006 compared to long-term debt outstanding of $16,987,807 at June 30, 2005.

Our effective income tax rates of 36.1% and 37.0% for the quarters ended June 30, 2006 and 2005, respectively, differ from the federal statutory rate of 35% due to permanent differences and state income taxes. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes. During the quarter ended June 30, 2006, we recognized a nonrecurring increase in income tax expense and deferred income taxes of approximately $362,000 due to the effect of the Texas franchise tax on the future reversals of temporary differences. The Texas franchise tax became effective June 1, 2006. We estimate our effective tax rate for fiscal year 2007 to be approximately 36%.

Inflation

Due to the increased rig count in each of our market areas, availability of personnel to operate our rigs is limited. In April 2005, January 2006 and May 2006, we raised wage rates for our rig personnel by an average of 6%, 6% and 14%, respectively. We have been able to pass these wage rate increases on to our customers based on contract terms. Availability of personnel in each of our market areas continues to be very constrained. Therefore, it is likely that we will experience additional wage rate increases. We anticipate that we will be able to pass any such increases for rig personnel on to our customers.

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

Recently Issued Accounting Standards

Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment, utilizing the modified prospective approach. See the “Stock-based Compensation” section of note 1 to the condensed consolidated financial statements for additional information.

In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk from changes in interest rates primarily relates to our cash equivalents and marketable securities, which consist of investments in highly liquid debt instruments denominated in U.S. dollars. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. However, at June 30, 2006, we had no outstanding debt subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders of the Company for their approval during the quarter ended June 30, 2006.

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

Dated: August 3, 2006

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