Form 10-Q
period 2006-09-30
PIONEER DRILLING CO
filed 2006-11-02
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2006, there were 49,601,978 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,700,201	$91,173,764
Receivables:
Trade, net	42,239,287	35,544,543
Contract drilling in progress	12,905,340	9,620,179
Current deferred income taxes	1,308,628	989,895
Prepaid expenses	691,099	2,207,853

Total current assets	138,844,555	139,536,234

Property and equipment, at cost:	414,314,751	341,768,282
Less accumulated depreciation and amortization	99,198,602	80,984,991

Net property and equipment	315,116,149	260,783,291
Intangible and other assets	334,850	358,180

Total assets	$454,295,554	$400,677,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,399,876	$16,040,568
Income tax payable	2,838,953	6,834,877
Prepaid drilling contracts	74,367	139,769
Accrued expenses:
Payroll and payroll taxes	3,434,610	3,383,435
Other	8,397,186	6,233,479

Total current liabilities	38,144,992	32,632,128
Non-current liabilities	416,860	387,524
Deferred income taxes	30,285,018	26,982,526

Total liabilities	68,846,870	60,002,178

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,601,978 and 49,591,978 shares issued and outstanding at September 30, 2006 March 31, 2006, respectively	4,960,197	4,959,197
Additional paid-in capital	290,155,431	288,356,164
Accumulated earnings	90,333,056	47,360,166

Total shareholders’ equity	385,448,684	340,675,527

Total liabilities and shareholders’ equity	$454,295,554	$400,677,705

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Contract drilling revenues	$106,916,822	$66,972,503	$200,410,129	$126,849,266

Costs and expenses:
Contract drilling	55,815,449	40,210,537	105,358,235	79,302,696
Depreciation and amortization	12,580,901	7,940,843	24,150,907	15,270,363
General and administrative	2,846,813	1,649,724	5,772,313	3,202,435

Total operating costs and expenses	71,243,163	49,801,104	135,281,455	97,775,494

Income from operations	35,673,659	17,171,399	65,128,674	29,073,772

Other income (expense):
Interest expense	(1,255)	(48,475)	(64,407)	(203,609)
Interest income	1,012,903	448,894	2,110,629	950,523
Other	13,636	17,333	36,964	31,309

Total other income	1,025,284	417,752	2,083,186	778,223

Income before income taxes	36,698,943	17,589,151	67,211,860	29,851,995
Income tax expense	(13,212,550)	(6,508,351)	(24,238,970)	(11,045,785)

Net earnings	$23,486,393	$11,080,800	$42,972,890	$18,806,210

Earnings per common share - Basic	$0.47	$0.24	$0.87	$0.41

Earnings per common share - Diluted	$0.47	$0.24	$0.86	$0.40

Weighted average number of shares outstanding - Basic	49,597,521	46,366,341	49,594,765	46,190,146

Weighted average number of shares outstanding - Diluted	50,140,476	47,085,940	50,153,336	46,868,472

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$42,972,890	$18,806,210
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,150,907	15,270,363
Loss on disposal of properties and equipment	3,600,520	1,548,833
Change in deferred income taxes	2,983,759	7,477,798
Stock-based compensation expense	1,752,567	—
Change in other assets	—	32,478
Deferred operating lease liability	29,337	47,308
Changes in current assets and liabilities:
Receivables	(6,694,744)	(4,278,887)
Contract drilling in progress	(3,285,161)	(1,677,821)
Prepaid expenses	1,516,754	1,311,340
Accounts payable	2,158,544	(1,704,148)
Prepaid drilling contracts	(65,402)	(172,750)
Federal income taxes payable	(3,995,924)	882,880
Accrued expenses	2,214,882	1,732,862

Net cash provided by operating activities	67,338,929	39,276,466

Cash flows from financing activities:
Payments of debt	—	(18,800,577)
Proceeds from exercise of stock options	47,700	4,657,678

Net cash provided by (used in) financing activities	47,700	(14,142,899)

Cash flows from investing activities:
Purchase of property and equipment	(80,483,090)	(51,360,748)
Proceeds from sale (purchase) of marketable securities, net	—	1,000,000
Proceeds from sale of property and equipment	3,622,898	935,675

Net cash used in investing activities	(76,860,192)	(49,425,073)

Net decrease in cash and cash equivalents	(9,473,563)	(24,291,506)

Beginning cash and cash equivalents	91,173,764	69,673,279

Ending cash and cash equivalents	$81,700,201	$45,381,773

Supplementary Disclosure:
Interest and commitment fees paid	$62,847	$400,142
Income taxes paid	$25,251,135	$441,624
Tax benefit from exercise of nonqualified options	$—	$2,243,484
Change in accounts payable for property and equipment purchases	$5,200,764	$(317,191)

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business and Principles of Consolidation

Pioneer Drilling Company provides contract land drilling services to its customers in select oil and natural gas exploration and production regions in the United States. As of September 30, 2006, our rig fleet consisted of 60 operating drilling rigs, 17 of which were operating in our South Texas division, 18 of which were operating in our East Texas division, eight of which were operating in our North Texas division, six of which were operating in our Western Oklahoma division and 11 of which were operating in our Rocky Mountain divisions. We placed two additional rigs in operation in October 2006. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs has improved during the past year, we have entered into more longer-term drilling contracts. As of November 1, 2006, we had 47 contracts with terms of six months to two years in duration, of which 21 will expire by April 30, 2007, 14 have a remaining term of six to 12 months, seven have a remaining term of 12 to 18 months and five have a remaining term in excess of 18 months. We also have term contracts of two to three years for six rigs under construction at September 30, 2006.

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

Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123R”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, we recognized no compensation expense for stock options granted as all stock options were granted at an exercise price equal to the closing market value of the underlying common stock on the date of grant. Under the modified prospective approach, compensation cost for the six months ended September 30, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and compensation cost for all stock options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. We use the graded vesting method for recognizing compensation costs for stock options. Prior periods were not restated to reflect the impact of adopting this new standard.

As a result of adopting SFAS 123R on April 1, 2006, our income before income taxes, net earnings and basic and diluted earnings per common share for the six months ended September 30, 2006, were $1,753,000, $1,139,000 and $.02 per share lower, respectively, than if we had continued to account for stock-based compensation under APB 25 for our stock option grants. Compensation costs of approximately $1,487,000 and $266,000 for stock options were recognized in general and administrative expense and contract drilling costs, respectively, for the six months ended September 30, 2006. Approximately $260,000 of the compensation costs included in general and administrative expense relate to stock options granted to outside directors that vested immediately upon grant pursuant to our stock option plans. The entire compensation cost must be recognized for stock options that are fully vested at the grant date. We expect compensation costs relating to nonvested stock options to be approximately $1,326,000 for the remainder of fiscal year 2007.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statement of cash flows. There were 10,000 stock options exercised during the six months ended September 30, 2006.

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS 123R for the three and six months ended September 30, 2005:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net earnings - as reported	$11,080,800	$18,806,210
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(453,899)	(968,749)

Net earnings - pro forma	$10,626,901	$17,837,461

Net earnings per share - as reported - basic	$0.24	$0.41
Net earnings per share - as reported - diluted	$0.24	$0.40
Net earnings per share - pro forma - basic	$0.23	$0.39
Net earnings per share - pro forma - diluted	$0.23	$0.38

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the three and six months ended September 30, 2005 and the six months ended September 30, 2006. We did not grant any stock options during the three months ended September 30, 2006.

	Three Months Ended September 30, 2005	Six Months Ended September 30,
		2006	2005
Expected volatility	51%	49%	55%
Weighted-average risk-free interest rates	4.1%	5.0%	4.0%
Weighted-average expected life in years	4.00	2.86	4.10
Options granted	306,500	482,000	336,500
Weighted-average grant-date fair value	$6.37	$5.36	$6.47

The assumptions above are based on multiple factors, including historical exercise patterns of homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and volatility of our stock price. As we have not declared dividends since we became a public company, we did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of our common stock and overall stock market conditions. There is no assurance the value an optionee actually realizes will be at or near the value we have estimated using the Black-Scholes options – pricing model.

At September 30, 2006, there was approximately $3,388,000 of unrecognized compensation cost relating to stock options which are expected to be recognized over a weighted-average period of 2.04 years.

The following table represents stock option activity for the six months ended September 30, 2006:

	Number of Shares	Weighted -average Exercise Price	Weighted-average Remaining Contract Life
Outstanding options at beginning of period	1,592,833	$7.71
Granted	482,000	14.53
Exercised	(10,000)	4.77
Canceled	—	—
Forfeited	—	—

Outstanding options at end of period	2,064,833	$9.31	7.81

Options exercisable at end of period	842,166	$6.98	6.66

Shares available for future stock option grants to employees and directors under existing plans were 1,136,500 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of stock options outstanding was approximately $8,664,000, and the aggregate intrinsic value of stock options exercisable was approximately $5,242,000. Intrinsic value is the difference between the exercise price of a stock option and the closing market price of our common stock, which was $12.84 on September 30, 2006.

The following table summarizes our nonvested stock option activity for the six months ended September 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested options at beginning of period	1,046,167	$4.90
Granted	422,000	5.51
Vested	(245,500)	4.18
Forfeited	—	—

Nonvested options at end of period	1,222,667	$5.35

Related-Party Transactions

We purchased services from R&B Answering Service and Frontier Services, Inc. during the three and six months ended September 30, 2006 and 2005. R&B Answering Service was more than 5% owned by our Chief Operating Officer until August 2006, when he sold his interest in that company. Frontier Services, Inc. is more than 5% owned by an immediate family member of our Vice President and Operations Manager. The following summarizes the transactions with these companies in each period.

	Three Months Ended September 30,		Six Months Ended September 30,		Amount Owed September 30,
	2006	2005	2006	2005	2006	2005
R&B Answering Service
Purchases	$3,030	$3,009	$7,542	$7,890	$—	$1,415
Payments	$3,030	$4,792	$7,542	$9,525

Frontier Services, Inc.
Purchases	$—	$—	$606	$4,432	$—	$—
Payments	$—	$3,674	$606	$7,781

In July 2005, we began leasing a portion of our corporate office space on a month-to-month basis to Wedge Oil and Gas Services Incorporated for $370 per month for one of its employees located in San Antonio. Wedge Oil and Gas Services Incorporated is an affiliate of WEDGE Group Incorporated. Two officers of WEDGE Group Incorporated are members of our Board of Directors.

Our Chief Executive Officer, Chief Operating Officer, Senior Vice President of Marketing, and Vice President and Operations Manager occasionally acquire a 1% to 5% minority working interest in oil and gas wells that we drill for one of our customers. These individuals did not acquire minority working interests in any wells that we drilled for this customer during the six months ended September 30, 2006 and 2005.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations and financial condition.

In September 2006, the FASB issued Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities, which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This FASB Staff Position is effective for fiscal years beginning after December 15, 2006. We do not use the accrue-in-advance method of accounting for rig refurbishments. We use a “built-in overhaul” method of accounting for rig refurbishments, whereby these expenditures are recognized as capital asset additions when incurred. The application of this FASB Staff Position will not have a material impact on our financial position or results of operations and financial condition.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not expect the application of SAB 108 will have a material effect on our financial position or results of operations and financial condition.

Reclassifications

Certain amounts in the financial statements for the prior year have been reclassified to conform to the current year’s presentation.

2. Long-term Debt and Notes Payable

At September 30, 2006, we had a $57,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $50,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank was the administrative agent and lead arranger under the credit facility, and the lenders included Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the credit facility bore interest at a rate equal to Frost National Bank’s prime rate (8.25% at September 30, 2006) or, at our option, at LIBOR plus a percentage ranging from 1.75% to 2.5%, based on our operating leverage ratio. Borrowings were secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At September 30, 2006, we had no borrowings under the acquisition facility and we had used approximately $3,008,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. At September 30, 2006, the remaining availability under the revolving line and letter of credit facility was $3,992,000. Both the revolving line and letter of credit facility and acquisition facility matured in October 2006. The entire credit facility was replaced at maturity with a new two-year credit facility with Frost National Bank as the lender. The new credit facility is scheduled to mature in October 2008. Borrowings under the new credit facility bear interest at a rate equal to Frost National Bank’s prime rate or, at our option, at LIBOR plus a percentage ranging from 1.5% to 2.25%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. The new credit facility provides for aggregate credit advances up to $20,000,000 and consists of a $10,000,000 revolving line and letter of credit facility and a $10,000,000 acquisition facility.

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000 ($10,000,000 under the new credit facility). Therefore, if 75% of our eligible accounts receivable was less than $7,000,000 (now $10,000,000), our ability to draw under this line would be reduced. At September 30, 2006, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $3,008,000 and 75% of our eligible accounts receivable was approximately $30,940,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

At September 30, 2006, we were in compliance with all covenants contained in the credit agreement related to our credit facility. Covenants contained in the credit agreement for our new credit facility include, among others, requirements that we maintain a debt to total capitalization ratio of not greater than 0.2 to 1, a fixed charged coverage ratio of not less than 1.5 to 1 and an operating leverage ratio of not more than 2.5 to 1. The covenants also restrict us from paying dividends, restrict us from the sale of assets not permitted by the credit facility and restrict us from the incurrence of additional indebtedness in excess of $3,000,000, to the extent not otherwise allowed by the credit facility.

3. Commitments and Contingencies

As of September 30, 2006, we were constructing, from new and used components, three 1000-horsepower diesel electric rigs and three 1000-horsepower mechanical rigs at estimated costs ranging from $8,200,000 to $9,600,000 each. We placed two rigs in operation in October 2006 and expect the remaining four rigs to be completed and become available for operation at varying times prior to March 31, 2007. As of September 30, 2006, we had incurred approximately $25,568,000 of the approximately $53,085,000 of estimated construction costs on the six rigs under construction. During the quarter ended September 30, 2006, we canceled the construction of one of the new rigs we had previously planned to build.

We have purchase obligations for rig equipment consisting of 70 iron roughnecks and power slips to improve the efficiency and safety of our rig fleet and two topdrives. The iron roughnecks and power slips will be delivered over the 24-month period beginning January 2007, at a cost of approximately $18,300,000, plus installation costs of approximately $3,000,000. The two topdrives will cost a total of approximately $3,300,000 and will be delivered in January 2007.

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

4. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Basic
Net earnings	$23,486,393	$11,080,800	$42,972,890	$18,806,210

Weighted average shares	49,597,521	46,366,341	49,594,765	46,190,146

Earnings per share	$0.47	$0.24	$0.87	$0.41

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Diluted
Net earnings	$23,486,393	$11,080,800	$42,972,890	$18,806,210
Effect of dilutive securities:
None	—	—	—	—

Net earnings and assumed conversion	$23,486,393	$11,080,800	$42,972,890	$18,806,210

Weighted average shares:
Outstanding	49,597,521	46,366,341	49,594,765	46,190,146
Options	542,955	719,599	558,571	678,326

	50,140,476	47,085,940	50,153,336	46,868,472

Earnings per share	$0.47	$0.24	$0.86	$0.40

5. Equity Transactions

On February 10, 2006, we sold 3,000,000 shares of our common stock, at approximately $20.63 per share, net of underwriters’ commissions, in a public offering we registered with the SEC.

An employee exercised stock options for the purchase of 10,000 shares of common stock during the six months ended September 30, 2006 at a price of $4.77 per share. Directors and employees exercised stock options for the purchase of 642,667 shares of common stock during the six months ended September 30, 2005, at prices ranging from $3.00 to $6.44 per share.

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

Company Overview

Pioneer Drilling Company provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in selected oil and natural gas production regions in the United States. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. We are an oil and gas services company. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current and forecasted future price of oil and natural gas. If the recent weakness in oil and natural gas prices continues through the winter months, we could see a slowdown in drilling activity by oil and gas exploration companies. Any slowdown in drilling activity would likely result in lower revenue rates for our rigs as current contracts expire.

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

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions and the construction of new and refurbished rigs. As of November 1, 2006, our rig fleet consisted of 62 land drilling rigs, of which 23 are premium electric rigs that drill in depth ranges between 6,000 and 18,000 feet. Seventeen of our rigs are operating in our South Texas division, 18 in our East Texas division, nine in our North Texas division, seven in our western Oklahoma division and 11 in our Rocky Mountains divisions. We actively market all of these rigs. We anticipate continued growth of our rig fleet during the remainder of fiscal year 2007. As of November 1, 2006, we were constructing two 1000-horsepower diesel electric rigs and two 1000-horsepower mechanical rigs. We expect these rigs to be completed and to become available for operation at varying times prior to March 31, 2007.

We earn our revenues by drilling oil and gas wells for our customers, as our rigs can be used by our customers to drill for either oil or natural gas. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Historically, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs has improved during the past year, we have entered into more longer-term drilling contracts. As of November 1, 2006, we had 47 contracts with terms of six months to two years in duration, of which 21 will expire by April 30, 2007, 14 have a remaining term of six to 12 months, seven have a remaining term of 12 to 18 months and five have a remaining term in excess of 18 months. We also have term contracts of two to three years for four rigs currently under construction.

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

For the three and six months ended September 30, 2006 and 2005, our rig utilization and revenue days were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Utilization Rates	97%	95%	96%	95%
Revenue Days	5,274	4,446	10,155	8,749

The primary reason for the increase in the number of revenue days in 2006 over 2005 was the increase in size of our rig fleet from 51 rigs at September 30, 2005 to 60 rigs at September 30, 2006. For the remainder of fiscal year 2007, we anticipate continued growth in revenue days as we continue to construct more rigs and put them into operation. We expect utilization rates for fiscal year 2007 to be comparable to 2006.

In addition to high commodity prices, we attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations during periods of reduced demand for drilling rigs.

We devote substantial resources to maintaining and upgrading our rig fleet. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of our rigs and improve their operating performance. We are currently performing, between contracts or as necessary, safety and equipment upgrades to the eight rigs we acquired in March 2004 and the 12 rigs we acquired in November and December 2004. During the six months ended September 30, 2006, we expended approximately $14,145,000 upgrading 14 rigs, using over 385 potential revenue days in the upgrade process.

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

On October 20, 2006, the spot price for West Texas Intermediate crude oil was $56.82, the spot price for Henry Hub natural gas was $6.88 and the Baker Hughes land rig count was 1,629, a 264 increase from 1,365 on October 21, 2005.

The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for the three months ended September 30, 2006 and each of the previous five years ended September 30, were:

	Three Months Ended September 30, 2006	Years Ended September 30,
		2006	2005	2004	2003	2002
Oil (West Texas Intermediate)	$70.20	$67.46	$53.72	$37.10	$30.45	$24.23
Natural Gas (Henry Hub)	$5.90	$8.24	$7.36	$5.55	$5.22	$2.86
U.S. Land Rig Count	1,605	1,479	1,203	1,038	839	734

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

Our management has determined that it is appropriate to use the percentage-of-completion method, as defined in the American Institute of Certified Public Accountants’ Statement of Position 81-1, to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed-on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed-on depth in breach of the applicable contract. However, in the event we were unable to drill to the agreed-on depth in breach of the contract, ultimate recovery of that value would be subject to negotiations with the customer and the possibility of litigation.

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

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and gas prices and trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future net cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at September 30, 2006, would have resulted in a corresponding decrease in our net earnings of approximately $2,600,000 for the six months ended September 30, 2006.

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

We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when current management joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the six months ended September 30, 2006, we experienced losses of less than $25,000 each on two of the 26 footage contracts completed. During the six months ended September 30, 2005, we experienced losses of less than $25,000 each on five of the 82 turnkey and footage contracts completed. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had no turnkey contracts and one footage contract in progress at September 30, 2006, which was completed prior to the release of the financial statements included in this report. Our contract drilling in progress totaled approximately $12,905,000 at September 30, 2006. Of that amount accrued, footage contract revenues were approximately $183,000. The remaining balance of approximately $12,722,000 related to the revenue recognized but not yet billed on daywork contracts in progress at September 30, 2006. At March 31, 2006, drilling in progress totaled $9,620,000, of which $599,000 related to footage contracts and $9,021,000 related to daywork contracts.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on information obtained from major industry suppliers, current prices of oil and gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $200,000 at September 30, 2006 and March 31, 2006.

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

Our other accrued expenses as of September 30, 2006 include accruals of approximately $604,000 and $2,510,000 for costs incurred under the self-insurance portion of our health insurance and under our workers’ compensation insurance, respectively. We have a deductible of (1) $125,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where the deductible is $100,000. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our claim cost estimates based on estimates provided by the insurance companies that provide claims processing services.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from eight rigs in August 2000 to 62 rigs as of November 1, 2006. We have financed this growth with a combination of debt and equity financing. We have raised additional equity or used equity for growth nine times since January 2000. We plan to continue to grow our rig fleet. Over the remainder of fiscal year 2007, we expect to finance the construction of four additional rigs from existing cash and cash flows from operations. However, we may finance other growth opportunities through the issuance of debt and the issuance of additional shares of our common stock.

On February 10, 2006, we sold 3,000,000 shares of our common stock, at approximately $20.63 per share, net of underwriters’ commissions, in a public offering we registered with the U.S. Securities and Exchange Commission (the “SEC”).

At September 30, 2006, we had a $57,000,000 credit facility with a group of lenders consisting of a $7,000,000 revolving line and letter of credit facility and a $50,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Frost National Bank was the administrative agent and lead arranger under the credit facility, and the lenders included Frost National Bank, the Bank of Scotland and Zions First National Bank. Borrowings under the credit facility bore interest at a rate equal to Frost National Bank’s prime rate (8.25% at September 30, 2006) or, at our option, at LIBOR plus a percentage ranging from 1.75% to 2.5%, based on our operating leverage ratio. Borrowings were secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At September 30, 2006, we had no borrowings under the acquisition facility and we had used approximately $3,008,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. At September 30, 2006, the remaining availability under the revolving line and letter of credit facility was $3,992,000. Both the revolving line and letter of credit facility and acquisition facility matured in October 2006. The entire credit facility was replaced at maturity with a new two-year credit facility with Frost National Bank as the lender. The new credit facility is scheduled to mature in October 2008. Borrowings under the new credit facility bear interest at a rate equal to Frost National Bank’s prime rate or, at our option, at LIBOR plus a percentage ranging from 1.5% to 2.25%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. The new credit facility provides for aggregate credit advances up to $20,000,000 and consists of a $10,000,000 revolving line and letter of credit facility and a $10,000,000 acquisition facility.

Uses of Capital Resources

For the three and six months ended September 30, 2006, the additions to our property and equipment consisted of the following:

	Three Months	Six Months
Drilling rigs	$19,863,189	$44,989,057
Other drilling equipment	21,239,206	38,554,351
Transportation equipment	1,339,020	1,894,692
Other	121,174	245,754

	$42,562,589	$85,683,854

As of September 30, 2006, we were constructing, from new and used components, three 1000-horsepower diesel electric rigs and three 1000-horsepower mechanical rigs at estimated costs ranging from $8,200,000 to $9,600,000 each. We placed two rigs in operation in October 2006 and expect the remaining four rigs to be completed and become available for operation at varying times prior to March 31, 2007. As of September 30, 2006, we had incurred approximately $25,568,000 of the approximately $53,085,000 of estimated construction costs on the six rigs under construction. During the quarter ended September 30, 2006, we canceled the construction of one of the new rigs we had previously planned to build.

For the remainder of fiscal year 2007, we project regular rig capital expenditures (excluding construction costs to complete the construction of the rigs referred to above) to be approximately $21,400,000, rig upgrade expenditures to be approximately $10,800,000, transportation equipment capital expenditures to be approximately $7,800,000 and other capital expenditures to be approximately $1,000,000. These capital expenditures are expected to be funded primarily from operating cash flow in excess of cash flow necessary to meet routine financial obligations.

Working Capital

Our working capital was $100,699,563 at September 30, 2006, compared to $106,904,106 at March 31, 2006. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 3.6 at September 30, 2006, compared to 4.3 at March 31, 2006.

Our operations have historically generated cash flows sufficient to at least meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our contracts are turnkey and footage contracts, our short-term working capital needs could increase. If necessary, we can defer rig upgrades to improve our cash position. The significant improvement in operating cash flow for the three months ended September 30, 2006 over September 30, 2005 is due primarily to the approximately $12,406,000 improvement in net earnings, plus the increase of approximately $4,640,000 in depreciation and amortization expense. We believe our cash generated by operations and our ability to borrow under the currently unused portion of our line of credit and letter of credit facility should allow us to meet our routine financial obligations for the foreseeable future. The changes in the components of our working capital were as follows:

	September 30, 2006	March 31, 2006	Change
Cash and cash equivalents	$81,700,201	$91,173,764	$(9,473,563)
Receivables	42,239,287	35,544,543	6,694,744
Contract drilling in progress	12,905,340	9,620,179	3,285,161
Deferred income taxes	1,308,628	989,895	318,733
Prepaid expenses	691,099	2,207,853	(1,516,754)

Current assets	138,844,555	139,536,234	(691,679)

Accounts payable	23,399,876	16,040,568	7,359,308
Income tax payable	2,838,953	6,834,877	(3,995,924)
Prepaid drilling contracts	74,367	139,769	(65,402)
Accrued payroll	3,434,610	3,383,435	51,175
Accrued expenses	8,397,186	6,233,479	2,163,707

	38,144,992	32,632,128	5,512,864

Working capital	$100,699,563	$106,904,106	$(6,204,543)

The increase in our receivables and contract drilling in progress at September 30, 2006 from March 31, 2006 was due to our operating three additional rigs and the increase of approximately $2,650 per day in average revenue rates.

Substantially all our prepaid expenses at September 30, 2006 and March 31, 2006 consisted of prepaid insurance. We renew and pay most of our insurance premiums in late October of each year and some in April of each year. At March 31, 2006, we had amortized five months of the October premiums, compared to 11 months of amortization as of September 30, 2006.

The increase in accounts payable was primarily due to the timing of costs incurred for drilling rigs under construction at September 30, 2006, compared to cost incurred for drilling rigs under construction at March 31, 2006. We had incurred approximately $41,864,000 of construction costs on six rigs under construction at September 30, 2006, as compared to $26,172,000 of construction costs on nine rigs under construction at March 31, 2006. In addition, accounts payable increased due to purchases of approximately $6,200,000 of drill pipe at the end of September 2006. This increase was partially offset by a decrease in accounts payable due to fewer footage contracts completed during September 2006 and in progress at September 30, 2006.

The increase in accrued expenses at September 30, 2006, compared to March 31, 2006, was primarily due to increases in the accruals for property taxes and self-insurance costs.

The decrease in income tax payable at September 30, 2006 primarily related to the timing of quarterly income tax payments which was partially offset by the increase in current taxable income as a percentage of income before taxes. Also, income taxes payable for the year ended March 31, 2006 were decreased when we fully utilized net operating loss carryforwards.

Long-term Debt

We had no long-term debt outstanding at September 30, 2006. See “- Sources of Capital Resources” for a description of our credit facility.

Contractual Obligations

We currently have purchase obligations for rig equipment consisting of 70 iron roughnecks and power slips and two topdrives at a cost of approximately $21,300,000 and $3,300,000, respectively. We do not have other routine purchase obligations. However, as of September 30, 2006, we were in the process of constructing six drilling rigs, as described above. The following table includes all our contractual obligations of the types specified below at September 30, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase Obligations	$24,600,000	$12,428,580	$12,171,420	$—	$—
Operating Lease Obligations	1,798,672	298,792	562,858	438,327	498,695

Total	$26,398,672	$12,727,372	$12,734,278	$438,327	$498,695

Debt Requirements

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility are limited to 75% of our eligible accounts receivable, not to exceed $7,000,000 ($10,000,000 under our new credit facility). Therefore, if 75% of our eligible accounts receivable was less than $7,000,000 (now $10,000,000), our ability to draw under this line would be reduced. At September 30, 2006, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $3,008,000 and 75% of our eligible accounts receivable was approximately $30,940,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

Our new credit facility contains various covenants pertaining to a debt to total capitalization ratio, operating leverage ratio and fixed charge coverage ratio and restricts us from paying dividends. We determine compliance with the ratios on a quarterly basis, based on the previous four quarters. Events of default, which could trigger an early repayment requirement, include, among others:

•	our failure to make required payments;

•	any sale of assets by us not permitted by the credit facility;

•	our failure to comply with financial covenants related to a debt to total capitalization ratio not to exceed 0.2 to 1, an operating leverage ratio of not more than 2.5 to 1, and a fixed charge coverage ratio of not less than 1.5 to 1;

•	our incurrence of additional indebtedness in excess of $3,000,000, to the extent not otherwise allowed by the credit facility;

•	any event which results in a change in the ownership of at least 40% of all classes of our outstanding capital stock; and

•	any payment of cash dividends on our common stock.

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

For the three and six months ended September 30, 2006 and 2005, the percentages of our drilling revenues by type of contract were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Daywork contracts	97%	89%	97%	82%
Turnkey contracts	—	3%	—	9%
Footage contracts	3%	8%	3%	9%

We had no turnkey contracts in progress at September 30, 2006 or September 30, 2005. We had one footage contract in progress at September 30, 2006, compared to four footage contracts in progress at September 30, 2005.

Statement of Operations Analysis

The following table provides information for our operations for the three and six months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Contract drilling revenues:
Daywork contracts	$103,403,793	$59,235,826	$193,464,659	$105,110,357
Turnkey contracts	—	2,237,038	—	10,829,670
Footage contracts	3,513,029	5,499,639	6,945,470	10,909,239

Total contract drilling revenues	$106,916,822	$66,972,503	$200,410,129	$126,849,266

Contract drilling costs:
Daywork contracts	$53,273,500	$34,485,079	$100,753,205	$63,533,353
Turnkey contracts	—	1,313,678	—	7,474,257
Footage contracts	2,541,949	4,411,780	4,605,030	8,295,086

Total contract drilling costs	$55,815,449	$40,210,537	$105,358,235	$79,302,696

Drilling margin:
Daywork contracts	$50,130,293	$24,750,747	$92,711,454	$41,577,004
Turnkey contracts	—	923,360	—	3,355,413
Footage contracts	971,080	1,087,859	2,340,440	2,614,153

Total drilling margin	$51,101,373	$26,761,966	$95,051,894	$47,546,570

Revenue days by type of contract:
Daywork contracts	5,077	3,942	9,772	7,366
Turnkey contracts	—	96	—	558
Footage contracts	197	408	383	825

Total revenue days	5,274	4,446	10,155	8,749

Contract drilling revenue per revenue day	$20,272	$15,064	$19,735	$14,499
Contract drilling costs per revenue day	$10,583	$9,044	$10,375	$9,064
Drilling margin per revenue day	$9,689	$6,019	$9,360	$5,435
Rig utilization rates	97%	95%	96%	95%
Average number of rigs during the period	59.7	50.7	58.2	50.3

We present drilling margin information, defined as contract drilling revenues less contract drilling costs, because we believe it provides investors and our management additional information to assist them in assessing our business and performance in comparison to other companies in our industry. Since drilling margin is a “non-GAAP” financial measure under the rules and regulations of the SEC, we have included below a reconciliation of drilling margin to net earnings, which is the nearest comparable GAAP financial measure.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Reconciliation of drilling margin to net earnings:
Drilling margin	$51,101,373	$26,761,966	$95,051,894	$47,546,570
Depreciation and amortization	(12,580,901)	(7,940,843)	(24,150,907)	(15,270,363)
General and administrative expense	(2,846,813)	(1,649,724)	(5,772,313)	(3,202,435)
Other income	1,025,284	417,752	2,083,186	778,223
Income tax expense	(13,212,550)	(6,508,351)	(24,238,970)	(11,045,785)

Net earnings	$23,486,393	$11,080,800	$42,972,890	$18,806,210

Our contract drilling revenues grew by approximately $39,944,000, or 60%, in the quarter ended September 30, 2006 from the quarter ended September 30, 2005, due to an improvement of $5,208 per day, or 35%, in average rig revenue rates resulting from an increase in demand for drilling rigs, and a 19% increase in revenue days due to an increase in the number of rigs in our fleet. Our contract drilling revenues grew by approximately $73,561,000, or 58%, for the six months ended September 30, 2006 from the six months ended September 30, 2005, due to an improvement of $5,236 per day, or 36%, in average rig revenue rates resulting from an increase in demand for drilling rigs, and a 16% increase in revenue days due to an increase in the number of rigs in our fleet.

Our contract drilling costs grew by approximately $15,605,000, or 39%, in the quarter ended September 30, 2006 from the corresponding quarter of 2005, primarily due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet. Our contract drilling costs per revenue day increased by 1,539, or 17%, in the quarter ended September 30, 2006 from the corresponding quarter in 2005, primarily due to higher wages and higher repairs and maintenance expenses. The overall increase in contract drilling costs was partially offset by decreases in contract drilling costs due to a shift to more daywork revenue days as a percentage of total revenue days. Daywork days represented 96% of revenue days in the quarter ended September 30, 2006, compared to 89% in the quarter ended September 30, 2005. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly adds to drilling costs when compared to daywork contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

Our contract drilling costs grew by approximately $26,056,000, or 33%, during the six months ended September 30, 2006 from the corresponding period in 2005, primarily due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet. Our contract drilling costs per revenue day increased by $1,311, or 14%, during the six months ended September 30, 2006 from the corresponding period in 2005, primarily due to higher wages and higher repairs and maintenance expenses. The overall increase in contract drilling costs was partially offset by decreases in contract drilling costs due to a shift to more daywork revenue days as a percentage of total revenue days. Daywork days represented 96% of revenue days during the six months ended September 30, 2006, compared to 84% during the six months ended September 30, 2005. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly adds to drilling costs when compared to daywork contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

Our depreciation and amortization expenses for the quarter ended September 30, 2006 increased by approximately $4,640,000, or 58%, compared to the corresponding quarter in 2005. Our depreciation and amortization expenses for the six months ended September 30, 2006 increased by approximately $8,881,000, or 58%, compared to the corresponding period in 2005. These increases in 2006 over 2005 resulted primarily from an increase in the average size of our rig fleet, which increases consisted entirely of newly constructed rigs. The higher costs of new rigs increased our average depreciation costs per revenue day by $599 to $2,385 from $1,786 in the quarter ended September 30, 2006, compared to the corresponding quarter in 2005, and by $633 to $2,378 from $1,745 during the six months ended September 30, 2006, compared to the corresponding period in 2005.

Our general and administrative expense for the quarter ended September 30, 2006 increased by approximately $1,197,000, or 73%, compared to the corresponding quarter in 2005. The increase resulted primarily from compensation expense recognized for stock options and increases in payroll costs, bonus accruals, rent expenses, insurance expenses and director fees. Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment, and recognized approximately $676,000 of compensation expense for stock options in general and administrative expense for the quarter ended September 30, 2006. Also during the quarter ended September 30, 2006, payroll costs and bonus accrual costs increased by approximately $279,000, due to pay raises and an increase in the number of employees in our corporate offices, as compared to the quarter ended September 30, 2005. Travel expenses, insurance expenses, professional fees and director fees increased by approximately $266,000 in aggregate. We expect compensation costs for stock options recognized as general and administrative expense to average approximately $522,000 per quarter for the remainder of fiscal year 2007.

Our general and administrative expense for the six months ended September 30, 2006 increased by approximately $2,570,000, or 80%, compared to the corresponding period in 2005. The increase resulted primarily from compensation expense recognized for stock options and increases in payroll costs, bonus accruals, travel expenses, rent expenses, insurance expenses and director fees. We recognized approximately $1,489,000 of compensation expense for stock options in general and administrative expense for the six months ended September 30, 2006. Also during the six months ended September 30, 2006, payroll costs increased by approximately $519,000, due to pay raises and an increase in the number of employees in our corporate offices, as compared to the six months ended September 30, 2005. Bonus accrual costs increased by approximately $207,000, and travel expenses, rent expenses, insurance expenses and director fees increased by approximately $338,000 in aggregate.

Our other income for the quarter ended September 30, 2006 increased by approximately $608,000, or 145%, compared to the corresponding quarter in 2005. Our other income for the six months ended September 30, 2006 increased by approximately $1,305,000, or 168%, compared to the corresponding period in 2005. The increase was primarily due to increased interest income that resulted from increased cash and cash equivalents and marketable security balances. Cash and cash equivalents increased from $45,381,773 at September 30, 2005 to $81,700,201 at September 30, 2006.

Our effective income tax rates of 36% and 37% for the three and six months ended September 30, 2006 and 2005, respectively, differ from the federal statutory rate of 35%, due to permanent differences and state income taxes. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes. During the quarter ended June 30, 2006, we recognized a nonrecurring increase in income tax expense and deferred income taxes of approximately $362,000, due to the effects of changes in Texas franchise taxes on the future reversals of temporary differences. The Texas franchise tax changes became effective June 1, 2006. We estimate our effective tax rate for fiscal year 2007 to be approximately 36%.

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

We are experiencing increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide rig count. We estimate these costs increased between 10% and 15% in fiscal year 2006, and we expect similar cost increases in fiscal year 2007. We anticipate that we will be able to recover these cost increases through improvements in our daywork revenue rates.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment, utilizing the modified prospective approach. See the “Stock-based Compensation” section of Note 1 to the condensed consolidated financial statements included in this report for additional information.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations and financial condition.

In September 2006, the FASB issued Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities, which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This FASB Staff Position is effective for fiscal years beginning after December 15, 2006. We do not use the accrue-in-advance method of accounting for rig refurbishments. We use a “built-in overhaul” method of accounting for rig refurbishments, whereby these expenditures are recognized as capital asset additions when incurred. The application of this FASB Staff Position will not have a material impact on our financial position or results of operations and financial condition.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not expect the application of SAB 108 will have a material effect on our financial position or results of operations and financial condition.

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

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. However, at September 30, 2006, we had no outstanding debt subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the six months ended September 30, 2006 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 4, 2006, the annual 2006 meeting of our shareholders was held. The following matters were submitted to our shareholders for their approval.

(1)	Election of two directors: The following directors were elected at the meeting as Class II members of our Board of Directors, with the votes as indicated below:

Wm. Stacy Locke - shareholders cast 44,475,743 votes for, and 254,888 votes were withheld.

C. John Thompson - shareholders cast 44,389,000 votes for, and 341,631 votes were withheld.

Michael E. Little, C. Robert Bunch, Michael F. Harness, James M. Tidwell and Dean A. Burkhardt continued as directors pursuant to their prior election.

(2)	The shareholders ratified the appointment of KPMG LLP as our independent auditors for our fiscal year ending March 31, 2007. Our shareholders cast 43,910,845 votes for the matter and 772,514 votes against the matter. There were a total of 47,272 abstentions and no broker non-votes on this matter.

(3)	Our shareholders approved an amendment to the Pioneer Drilling Company 2003 Stock Plan, increasing the number of nonqualified options automatically granted to each of our outside directors on June 15th of each year from 5,000 to 10,000 options. Our shareholders cast 25,419,564 votes for the matter and 2,429,535 votes against the matter. There were a total of 16,881,532 abstentions and no broker non-votes on this matter.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

3.1 *	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).

4.1 *	-	Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 29, 2004 (File No. 1-8182, Exhibit 4.1)).

4.2 *	-	Fifth Amendment, dated October 30, 2006, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K filed October 31, 2006 (File No. 1-8182, Exhibit 4.1)).

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY

/s/ William D. Hibbetts
William D. Hibbetts
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

Dated: November 2, 2006

Index to Exhibits

3.1 *	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).

4.1 *	-	Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 29, 2004 (File No. 1-8182, Exhibit 4.1)).

4.2 *	-	Fifth Amendment, dated October 30, 2006, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K filed October 31, 2006 (File No. 1-8182, Exhibit 4.1)).

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-	Certification by William D. Hibbetts, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.