Form 10-Q
period 2006-12-31
PIONEER DRILLING CO
filed 2007-02-01
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2006

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

As of February 1, 2007, there were 49,616,478 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,754,205	$91,173,764
Receivables:
Trade, net	55,676,516	35,544,543
Contract drilling in progress	14,006,151	9,620,179
Current deferred income taxes	1,754,376	989,895
Prepaid expenses	4,026,694	2,207,853

Total current assets	150,217,942	139,536,234

Property and equipment, at cost:	441,122,190	341,768,282
Less accumulated depreciation and amortization	111,472,891	80,984,991

Net property and equipment	329,649,299	260,783,291
Intangible and other assets	306,098	358,180

Total assets	$480,173,339	$400,677,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,638,605	$16,040,568
Income tax payable	3,791,238	6,834,877
Prepaid drilling contracts	—	139,769
Accrued expenses:
Payroll and payroll taxes	3,916,126	3,383,435
Other	10,000,146	6,233,479

Total current liabilities	37,346,115	32,632,128
Non-current liabilities	431,528	387,524
Deferred income taxes	32,221,194	26,982,526

Total liabilities	69,998,837	60,002,178

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,604,478 and 49,591,978 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	4,960,447	4,959,197
Additional paid-in capital	290,892,981	288,356,164
Accumulated earnings	114,321,074	47,360,166

Total shareholders’ equity	410,174,502	340,675,527

Total liabilities and shareholders’ equity	$480,173,339	$400,677,705

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Contract drilling revenues	$112,421,347	$74,458,788	$312,831,476	$201,308,054

Costs and expenses:
Contract drilling	58,659,083	42,936,075	164,017,319	122,238,771
Depreciation and amortization	13,969,385	8,598,306	38,120,293	23,868,669
General and administrative	2,743,208	1,637,268	8,515,519	4,839,703
Bad debt expense	800,000	25,110	800,000	25,110

Total operating costs and expenses	76,171,676	53,196,759	211,453,131	150,972,253

Income from operations	36,249,671	21,262,029	101,378,345	50,335,801

Other income (expense):
Interest expense	(8,739)	(688)	(73,145)	(204,296)
Interest income	835,871	398,349	2,946,499	1,348,872
Other	12,858	8,364	49,821	39,672

Total other income	839,990	406,025	2,923,175	1,184,248

Income before income taxes	37,089,661	21,668,054	104,301,520	51,520,049
Income tax expense	(13,101,642)	(7,875,792)	(37,340,611)	(18,921,577)

Net earnings	$23,988,019	$13,792,262	$66,960,909	$32,598,472

Earnings per common share - Basic	$0.48	$0.30	$1.35	$0.70

Earnings per common share - Diluted	$0.48	$0.29	$1.34	$0.69

Weighted average number of shares outstanding - Basic	49,603,473	46,542,413	49,597,678	46,307,995

Weighted average number of shares outstanding - Diluted	50,145,605	47,325,807	50,147,531	47,010,265

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$66,960,909	$32,598,472
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,120,293	23,868,669
Allowance for doubtful accounts	800,000	25,110
Loss on disposal of properties and equipment	5,183,494	2,478,988
Change in deferred income taxes	4,474,187	9,654,311
Stock-based compensation expense	2,473,738	—
Change in other assets	15,000	32,478
Change in non-current liabilities	—	(100,000)
Deferred operating lease liability	44,006	51,096
Changes in current assets and liabilities:
Receivables	(20,931,973)	(8,815,517)
Contract drilling in progress	(4,385,972)	(4,113,267)
Prepaid expenses	(1,818,841)	(470,291)
Accounts payable	3,032,721	(2,134,213)
Prepaid drilling contracts	(139,769)	(172,750)
Federal income taxes payable	(3,051,269)	4,826,442
Accrued expenses	4,299,358	2,496,631

Net cash provided by operating activities	95,075,882	60,226,159

Cash flows from financing activities:
Payments of debt	—	(18,813,013)
Proceeds from exercise of stock options	64,329	6,441,556
Excess tax benefit of stock option exercises	7,630	—

Net cash provided by (used in) financing activities	71,959	(12,371,457)

Cash flows from investing activities:
Purchase of property and equipment	(116,637,358)	(87,614,804)
Proceeds from sale (purchase) of marketable securities, net	—	1,000,000
Proceeds from sale of property and equipment	5,069,958	1,666,095

Net cash used in investing activities	(111,567,400)	(84,948,709)

Net decrease in cash and cash equivalents	(16,419,559)	(37,094,007)

Beginning cash and cash equivalents	91,173,764	69,673,279

Ending cash and cash equivalents	$74,754,205	$32,579,272

Supplementary Disclosure:
Interest and commitment fees paid	$104,395	$401,138
Income taxes paid	$35,904,735	$514,024
Tax benefit from exercise of nonqualified options	$—	$3,926,798
Change in accounts payable for property and equipment purchases	$565,316	$4,028,905

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business and Principles of Consolidation

Pioneer Drilling Company provides contract land drilling services to its customers in select oil and natural gas exploration and production regions in the United States. As of December 31, 2006, our rig fleet consisted of 63 operating drilling rigs, 17 of which were operating in our South Texas division, 18 of which were operating in our East Texas division, nine of which were operating in our North Texas division, seven of which were operating in our Western Oklahoma division and 12 of which were operating in our Rocky Mountain divisions in Utah and North Dakota. We placed one additional rig in operation in January 2007. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of deferred taxes and our determination of depreciation and amortization expense. The condensed balance sheet as of March 31, 2006 has been derived from our audited financial statements. We suggest that you read these condensed financial statements together with the financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2006.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, during periods of high rig demand, we enter into more longer-term drilling contracts. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of February 1, 2007, we had 37 contracts with terms of six months to two years in duration, of which 18 will expire by August 31, 2007, 11 have a remaining term of six to 12 months, three have a remaining term of 12 to 18 months and five have a remaining term in excess of 18 months. We also have term contracts of two and three years for two rigs under construction at February 1, 2007.

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

Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123R”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, we recognized no compensation expense for stock options granted as all stock options were granted at an exercise price equal to the closing market value of the underlying common stock on the date of grant. Under the modified prospective approach, compensation cost for the nine months ended December 31, 2006 includes compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and compensation cost for all stock options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. We use the graded vesting method for recognizing compensation costs for stock options. Prior periods were not restated to reflect the impact of adopting this new standard.

As a result of adopting SFAS 123R on April 1, 2006, our income before income taxes, net earnings and basic and diluted earnings per common share for the nine months ended December 31, 2006, were $2,474,000, $1,608,000 and $.03 per share lower, respectively, than if we had continued to account for stock-based compensation under APB 25 for our stock option grants. Compensation costs of approximately $2,071,000 and $403,000 for stock options were recognized in general and administrative expense and contract drilling costs, respectively, for the nine months ended December 31, 2006. Approximately $260,000 of the compensation costs included in general and administrative expense relate to stock options granted to outside directors that vested immediately upon grant pursuant to our stock option plans. The entire compensation cost must be recognized for stock options that are fully vested at the grant date. We expect compensation costs relating to nonvested stock options to be approximately $590,000 for the remainder of fiscal year 2007.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statement of cash flows. There were 12,500 stock options exercised during the nine months ended December 31, 2006.

The following table illustrates the pro forma effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS 123R for the three and nine months ended December 31, 2005:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net earnings - as reported	$13,792,262	$32,598,472
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(537,981)	(1,506,730)

Net earnings - pro forma	$13,254,281	$31,091,742

Net earnings per share - as reported - basic	$0.30	$0.70
Net earnings per share - as reported - diluted	$0.29	$0.69
Net earnings per share - pro forma - basic	$0.28	$0.67
Net earnings per share - pro forma - diluted	$0.28	$0.66

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the nine months ended December 31, 2006 and 2005. We did not grant any stock options during the three-month periods ended December 31, 2006 or 2005.

	Nine Months Ended December 31,
	2006	2005
Expected volatility	49%	53%
Weighted-average risk-free interest rates	5.0%	4.0%
Weighted-average expected life in years	2.86	4.10
Options granted	482,000	336,500
Weighted-average grant-date fair value	$5.36	$6.47

The assumptions above are based on multiple factors, including historical exercise patterns of homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and volatility of our stock price. As we have not declared dividends since we became a public company, we did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of our common stock and overall stock market conditions. There is no assurance the value an optionee actually realizes will be at or near the value we have estimated using the Black-Scholes options-pricing model.

At December 31, 2006, there was approximately $2,619,000 of unrecognized compensation cost relating to stock options which are expected to be recognized over a weighted-average period of 1.92 years.

The following table represents stock option activity for the nine months ended December 31, 2006:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contract Life
Outstanding options at beginning of period	1,592,833	$7.71
Granted	482,000	14.53
Exercised	(12,500)	4.72
Canceled	—	—
Forfeited	(21,333)	9.97

Outstanding options at end of period	2,041,000	$9.31	7.55

Options exercisable at end of period	901,000	$6.90	6.46

Shares available for future stock option grants to employees and directors under existing plans were 1,157,833 at December 31, 2006. At December 31, 2006, the aggregate intrinsic value of stock options outstanding was approximately $9,106,000 and the aggregate intrinsic value of stock options exercisable was approximately $5,971,000. Intrinsic value is the difference between the exercise price of a stock option and the closing market price of our common stock, which was $13.28 on December 31, 2006.

The following table summarizes our nonvested stock option activity for the nine months ended December 31, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested options at beginning of period	1,046,167	$4.90
Granted	422,000	5.51
Vested	(306,834)	4.46
Forfeited	(21,333)	9.97

Nonvested options at end of period	1,140,000	$5.45

Related-Party Transactions

We purchased services from R&B Answering Service and Frontier Services, Inc. during the three and nine months ended December 31, 2006 and 2005. R&B Answering Service was more than 5% owned by our Chief Operating Officer until August 2006, when he sold his interest in that company. Frontier Services, Inc. is more than 5% owned by an immediate family member of our Vice President and Operations Manager. The following summarizes the transactions with these companies in each period.

	Three Months Ended December 31,		Nine Months Ended December 31,		Amount Owed December 31,
	2006	2005	2006	2005	2006	2005
R&B Answering Service
Purchases	$—	$2,996	$7,542	$12,391	$—	$1,403
Payments	$—	$4,514	$7,542	$14,038

Frontier Services, Inc.
Purchases	$—	$1,521	$606	$5,953	$—	$—
Payments	$—	$1,521	$606	$9,302

In July 2005, we began leasing a portion of our corporate office space on a month-to-month basis to Wedge Oil and Gas Services Incorporated for $370 per month for one of its employees located in San Antonio. Wedge Oil and Gas Services Incorporated is an affiliate of WEDGE Group Incorporated. An officer of WEDGE Group Incorporated is a member of our Board of Directors.

Our Chief Executive Officer, Chief Operating Officer, Senior Vice President of Marketing, and Vice President and Operations Manager occasionally acquire a 1% to 5% minority working interest in oil and gas wells that we drill for one of our customers. These individuals acquired a minority working interest on two wells that we drilled for this customer during the nine months ended December 31, 2006. We recognized contract drilling revenues of approximately $1,072,000 on these wells during the nine months ended December 31, 2006. These individuals did not acquire minority working interests in any wells that we drilled for this customer during the nine months ended December 31, 2005.

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

2. Long-term Debt and Notes Payable

We have a $20,000,000 credit facility with Frost National Bank, consisting of a $10,000,000 revolving line and letter of credit facility and a $10,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (8.25% at December 31, 2006) or, at our option, at LIBOR plus a percentage ranging from 1.5% to 2.25%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At December 31, 2006, we had no borrowings under the acquisition facility and we had used approximately $4,267,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $5,733,000. Both the revolving line and letter of credit facility and acquisition facility are scheduled to mature in October 2008.

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility is limited to 75% of our eligible accounts receivable, not to exceed $10,000,000. Therefore, if 75% of our eligible accounts receivable was less than $10,000,000, our ability to draw under this line would be reduced. At December 31, 2006, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $4,267,000 and 75% of our eligible accounts receivable was approximately $36,706,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

At December 31, 2006, we were in compliance with all covenants contained in the credit agreement related to our credit facility. Those covenants include, among others, requirements that we maintain a debt to total capitalization ratio of not greater than 0.2 to 1, a fixed charged coverage ratio of not less than 1.5 to 1 and an operating leverage ratio of not more than 2.5 to 1. The covenants also restrict us from paying dividends, restrict us from the sale of assets not permitted by the credit facility and restrict us from the incurrence of additional indebtedness in excess of $3,000,000, to the extent not otherwise allowed by the credit facility.

3. Commitments and Contingencies

As of December 31, 2006, we were constructing, from new and used components, two 1000-horsepower diesel electric rigs and one 1000-horsepower mechanical rig at estimated costs ranging from $8,300,000 to $9,600,000 each. We placed one of those rigs in operation in January 2007 and expect the remaining two rigs to be completed and become available for operation in February and March 2007. As of December 31, 2006, we had incurred approximately $16,593,000 of the approximately $26,295,000 of estimated construction costs on the three rigs under construction. During the quarter ended September 30, 2006, we canceled the construction of one new rig we had previously planned to build.

We have purchase obligations for rig equipment consisting of 70 iron roughnecks and power slips to improve the efficiency and safety of our rig fleet and three topdrives. The iron roughnecks and power slips will be delivered over the 24-month period beginning January 2007, at a total cost of approximately $18,300,000, plus installation costs of approximately $3,000,000. Two topdrives at a total cost of approximately $3,300,000 are due for delivery in February 2007. A third topdrive at a cost of approximately $1,650,000 is due for delivery in July 2007.

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

4. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Basic
Net earnings	$23,988,019	$13,792,262	$66,960,909	$32,598,472

Weighted average shares	49,603,473	46,542,413	49,597,678	46,307,995

Earnings per share	$0.48	$0.30	$1.35	$0.70

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Diluted
Net earnings	$23,988,019	$13,792,262	$66,960,909	$32,598,472
Effect of dilutive securities:
None	—	—	—	—

Net earnings and assumed conversion	$23,988,019	$13,792,262	$66,960,909	$32,598,472

Weighted average shares:
Outstanding	49,603,473	46,542,413	49,597,678	46,307,995
Options	542,132	783,394	549,853	702,270

	50,145,605	47,325,807	50,147,531	47,010,265

Earnings per share	$0.48	$0.29	$1.34	$0.69

5. Equity Transactions

On February 10, 2006, we sold 3,000,000 shares of our common stock, at approximately $20.63 per share, net of underwriters’ commissions, in a public offering we registered with the SEC.

Employees exercised stock options for the purchase of 12,500 shares of common stock during the nine months ended December 31, 2006 at prices ranging from $4.52 to $4.77 per share. Directors and employees exercised stock options for the purchase of 658,667 shares of common stock during the nine months ended December 31, 2005, at prices ranging from $3.00 to $8.81 per share.

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

Company Overview

Pioneer Drilling Company provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in selected oil and natural gas production regions in the United States. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. We are an oil and gas services company. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current and forecasted future price of oil and natural gas. During the quarter ended December 31, 2006, we began experiencing a decline in the demand for drilling rigs and in revenue rates on some contract renewals. If the recent weakness in oil and natural gas prices continues through the winter months, we could see a continued slowdown in drilling activity by oil and gas exploration companies. Any continued slowdown in drilling activity would likely result in lower revenue rates for our rigs as current contracts expire.

Our business strategy is to own and operate a high-quality fleet of land drilling rigs in active drilling markets, and to position ourselves to maximize rig utilization and dayrates and to enhance shareholder value. We intend to continue making additions to our drilling fleet, either through acquisitions of businesses or selected assets or through the construction of new or refurbished drilling rigs as opportunities arise.

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions and the construction of new and refurbished rigs. As of February 1, 2007, our rig fleet consisted of 64 land drilling rigs, of which 24 are premium electric rigs that drill in depth ranges between 6,000 and 18,000 feet. Seventeen of our rigs are operating in our South Texas division, 18 in our East Texas division, ten in our North Texas division, seven in our western Oklahoma division and 12 in our Rocky Mountains divisions in Utah and North Dakota. We actively market all of these rigs. As of February 1, 2007, we were constructing one 1000-horsepower diesel electric rig and one 1000-horsepower mechanical rig. We expect these rigs to be completed and to become available for operation in February and March 2007.

We earn our revenues by drilling oil and gas wells for our customers, as our rigs can be used by our customers to drill for either oil or natural gas. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Historically, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, during periods of high rig demand, we enter into more longer-term drilling contracts. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of February 1, 2007, we had 37 contracts with terms of six months to two years in duration, of which 18 will expire by August 31, 2007, 11 have a remaining term of six to 12 months, three have a remaining term of 12 to 18 months and five have a remaining term in excess of 18 months. We also have term contracts of two and three years for two rigs under construction at February 1, 2007.

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

For the three and nine months ended December 31, 2006 and 2005, our rig utilization and revenue days were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Utilization Rates	98%	96%	97%	95%
Revenue Days	5,572	4,714	15,727	13,463

The primary reason for the increase in the number of revenue days in 2006 over 2005 was the increase in size of our rig fleet from 54 rigs at December 31, 2005 to 63 rigs at December 31, 2006. For the remainder of fiscal year 2007, we anticipate continued growth in revenue days as we continue to construct more rigs and put them into operation. We expect utilization rates for the remainder of fiscal year 2007 and fiscal year 2008 to decline modestly due to new rigs entering the market and weakness in oil and gas prices.

In addition to high commodity prices, we attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations during periods of reduced demand for drilling rigs.

We devote substantial resources to maintaining and upgrading our rig fleet. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of our rigs and improve their operating performance. We are currently performing, between contracts or as necessary, safety and equipment upgrades to the eight rigs we acquired in March 2004 and the 12 rigs we acquired in November and December 2004. During the nine months ended December 31, 2006, we expended approximately $14,608,000 upgrading 15 rigs, using over 391 potential revenue days in the upgrade process.

Market Conditions in Our Industry

The U.S. contract land drilling services industry is highly cyclical. Volatility in oil and gas prices can produce wide swings in the levels of overall drilling activity in the markets we serve and affect the demand for our drilling services and the dayrates we can charge for our rigs. The availability of financing sources, past trends in oil and gas prices and the outlook for future oil and gas prices strongly influence the number of wells oil and gas exploration and production companies decide to drill.

On January 19, 2007, the spot price for West Texas Intermediate crude oil was $51.99, the spot price for Henry Hub natural gas was $6.40 and the Baker Hughes land rig count was 1,638, a 19% increase from 1,376 on January 20, 2006. Since September 1, 2006 the Baker Hughes land rig count has been between 1,586 and 1,641.

The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for the three months ended December 31, 2006 and each of the previous five years ended December 31, were:

	Three Months Ended December 31,	Years Ended December 31,
	2006	2006	2005	2004	2003	2002
Oil (West Texas Intermediate)	$60.05	$66.28	$56.63	$42.31	$31.22	$26.20

Natural Gas (Henry Hub)	$6.65	$6.66	$8.83	$5.90	$5.43	$3.33

U.S. Land Rig Count	1,609	1,537	1,266	1,095	906	700

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

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and gas prices and trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future net cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at December 31, 2006, would have resulted in a corresponding decrease in our net earnings of approximately $2,762,000 for the nine months ended December 31, 2006.

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

We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when current management joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the nine months ended December 31, 2006, we experienced losses of less than $25,000 each on six of the 44 turnkey and footage contracts completed. During the nine months ended December 31, 2005, we experienced losses on 17 of the 111 turnkey and footage contracts completed, with losses of less than $25,000 each on 14 contracts, losses exceeding $25,000 but less than $100,000 on two contracts, and a loss exceeding $100,000 on one contract. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had no turnkey contracts and two footage contracts in progress at December 31, 2006, which were completed prior to the release of the financial statements included in this report. Our contract drilling in progress totaled approximately $14,006,000 at December 31, 2006. Of that amount accrued, footage contract revenues were approximately $584,000. The remaining balance of approximately $13,422,000 related to the revenue recognized but not yet billed on daywork contracts in progress at December 31, 2006. At March 31, 2006, drilling in progress totaled $9,620,000, of which $599,000 related to footage contracts and $9,021,000 related to daywork contracts.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on information obtained from major industry suppliers, current prices of oil and gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 60 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $1,000,000 and $200,000 at December 31, 2006 and March 31, 2006, respectively.

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

Our other accrued expenses as of December 31, 2006 include accruals of approximately $608,000 and $2,947,000 for costs incurred under the self-insurance portion of our health insurance and under our workers’ compensation insurance, respectively. We have a deductible of (1) $125,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we do not have a deductible. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our claim cost estimates based on estimates provided by the insurance companies that provide claims processing services.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from eight rigs in August 2000 to 64 rigs as of February 1, 2007. We have financed this growth with a combination of debt and equity financing. We have raised additional equity or used equity for growth nine times since January 2000. We plan to continue to grow our rig fleet. Over the remainder of fiscal year 2007, we expect to finance the construction of two additional rigs from existing cash and cash flows from operations. However, we may finance other growth opportunities through the issuance of debt and the issuance of additional shares of our common stock.

On February 10, 2006, we sold 3,000,000 shares of our common stock, at approximately $20.63 per share, net of underwriters’ commissions, in a public offering we registered with the U.S. Securities and Exchange Commission (the “SEC”).

We have a $20,000,000 credit facility with Frost National Bank consisting of a $10,000,000 revolving line and letter of credit facility and a $10,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (8.25% at December 31, 2006) or, at our option, at LIBOR plus a percentage ranging from 1.5% to 2.25%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At December 31, 2006, we had no borrowings under the acquisition facility and we had used approximately $4,267,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $5,733,000. Both the revolving line and letter of credit facility and acquisition facility are scheduled to mature in October 2008.

Uses of Capital Resources

For the three and nine months ended December 31, 2006, the additions to our property and equipment consisted of the following:

	Three Months	Nine Months
Drilling rigs	$19,980,725	$64,969,782
Other drilling equipment	8,271,855	46,826,206
Transportation equipment	2,426,052	4,320,744
Other	840,191	1,085,942

	$31,518,823	$117,202,674

As of December 31, 2006, we were constructing, from new and used components, two 1000-horsepower diesel electric rigs and one 1000-horsepower mechanical rig at estimated costs ranging from $8,300,000 to $9,600,000 each. We placed one rig in operation in January 2007 and expect the remaining two rigs to be completed and become available for operation in February and March 2007. As of December 31, 2006, we had incurred approximately $16,593,000 of the approximately $26,295,000 of estimated construction costs on the three rigs under construction. During the quarter ended September 30, 2006, we canceled the construction of one new rig we had previously planned to build.

For the remainder of fiscal year 2007, we project regular rig capital expenditures (excluding construction costs to complete the construction of the rigs referred to above) to be approximately $14,300,000, rig upgrade expenditures to be approximately $9,600,000, transportation equipment capital expenditures to be approximately $5,400,000 and other capital expenditures to be approximately $200,000. These capital expenditures are expected to be funded primarily from operating cash flow in excess of cash flow necessary to meet routine financial obligations.

Working Capital

Our working capital was $112,871,827 at December 31, 2006, compared to $106,904,106 at March 31, 2006. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 4.0 at December 31, 2006, compared to 4.3 at March 31, 2006.

Our operations have historically generated cash flows sufficient to at least meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our contracts are turnkey and footage contracts, our short-term working capital needs could increase. If necessary, we can defer rig upgrades to improve our cash position. The significant improvement in operating cash flow for the nine months ended December 31, 2006 over December 31, 2005 is due primarily to the approximately $34,362,000 improvement in net earnings, plus the increase of approximately $14,252,000 in depreciation and amortization expense. We believe our cash generated by operations and our ability to borrow under the currently unused portion of our line of credit and letter of credit facility should allow us to meet our routine financial obligations for the foreseeable future. The changes in the components of our working capital were as follows:

	December 31, 2006	March 31, 2006	Change
Cash and cash equivalents	$74,754,205	$91,173,764	$(16,419,559)
Receivables	55,676,516	35,544,543	20,131,973
Contract drilling in progress	14,006,151	9,620,179	4,385,972
Deferred income taxes	1,754,376	989,895	764,481
Prepaid expenses	4,026,694	2,207,853	1,818,841

Current assets	150,217,942	139,536,234	10,681,708

Accounts payable	19,638,605	16,040,568	3,598,037
Income tax payable	3,791,238	6,834,877	(3,043,639)
Prepaid drilling contracts	—	139,769	(139,769)
Accrued payroll	3,916,126	3,383,435	532,691
Accrued expenses	10,000,146	6,233,479	3,766,667

	37,346,115	32,632,128	4,713,987

Working capital	$112,871,827	$106,904,106	$5,967,721

The increase in our receivables and contract drilling in progress at December 31, 2006 from March 31, 2006 was due to our operating seven additional rigs and the increase of approximately $2,554 per day in average revenue rates.

Substantially all our prepaid expenses at December 31, 2006 and March 31, 2006 consisted of prepaid insurance. We renew and pay most of our insurance premiums in late October of each year and some in April of each year. At March 31, 2006, we had amortized five months of the October premiums, compared to two months of amortization as of December 31, 2006. In addition, insurance premiums have increased in the current year as a result of our growth.

The increase in accounts payable was primarily due to our operating seven additional rigs and the increase of approximately $1,164 per day in average drilling costs.

The increase in accrued expenses at December 31, 2006, compared to March 31, 2006, was primarily due to increases in the accruals for property taxes and self-insurance costs.

The decrease in income tax payable at December 31, 2006 primarily related to the timing of quarterly income tax payments which was partially offset by the increase in current taxable income as a percentage of income before taxes. Also, income taxes payable for the year ended March 31, 2006 were decreased when we fully utilized net operating loss carryforwards.

Long-term Debt

We had no long-term debt outstanding at December 31, 2006. See “- Sources of Capital Resources” for a description of our credit facility.

Contractual Obligations

We have purchase obligations for rig equipment consisting of 70 iron roughnecks and power slips and three topdrives at a cost of approximately $21,300,000 and $4,950,000, respectively. We do not have other routine purchase obligations. However, as of December 31, 2006, we were in the process of constructing three drilling rigs, as described above. The following table includes all our contractual obligations of the types specified below at December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase Obligations	$26,250,000	$17,730,012	$8,519,988	$—	$—

Operating Lease Obligations	1,728,363	306,288	541,266	436,722	444,087

Total	$27,978,363	$18,036,300	$9,061,254	$436,722	$444,087

Debt Requirements

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility is limited to 75% of our eligible accounts receivable, not to exceed $10,000,000. Therefore, if 75% of our eligible accounts receivable was less than $10,000,000, our ability to draw under this line would be reduced. At December 31, 2006, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $4,267,000 and 75% of our eligible accounts receivable was approximately $36,706,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

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

For the three and nine months ended December 31, 2006 and 2005, the percentages of our drilling revenues by type of contract were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Daywork contracts	97%	91%	97%	86%
Turnkey contracts	—	—	—	5%
Footage contracts	3%	9%	3%	9%

We had no turnkey contracts in progress at December 31, 2006 or December 31, 2005. We had two footage contracts in progress at December 31, 2006 and three footage contracts in progress at December 31, 2005.

Statement of Operations Analysis

The following table provides information for our operations for the three and nine months ended December 31, 2006 and 2005.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Contract drilling revenues:
Daywork contracts	$108,808,207	$67,895,686	$302,272,866	$173,006,043
Turnkey contracts	—	—	—	10,829,977
Footage contracts	3,613,140	6,563,102	10,558,610	17,472,034

Total contract drilling revenues	$112,421,347	$74,458,788	$312,831,476	$201,308,054

Contract drilling costs:
Daywork contracts	$55,726,328	$37,885,263	$156,479,535	$101,418,616
Turnkey contracts	—	—	—	7,462,869
Footage contracts	2,932,755	5,050,812	7,537,784	13,357,286

Total contract drilling costs	$58,659,083	$42,936,075	$164,017,319	$122,238,771

Drilling margin:
Daywork contracts	$53,081,879	$30,010,423	$145,793,331	$71,587,427
Turnkey contracts	—	—	—	3,367,108
Footage contracts	680,385	1,512,290	3,020,826	4,114,748

Total drilling margin	$53,762,264	$31,522,713	$148,814,157	$79,069,283

Revenue days by type of contract:
Daywork contracts	5,312	4,269	15,084	11,635
Turnkey contracts	—	—	—	558
Footage contracts	260	445	643	1,270

Total revenue days	5,572	4,714	15,727	13,463

Contract drilling revenue per revenue day	$20,176	$15,795	$19,891	$14,953
Contract drilling costs per revenue day	$10,527	$9,108	$10,429	$9,080
Drilling margin per revenue day	$9,649	$6,687	$9,462	$5,873
Rig utilization rates	98%	96%	97%	95%
Average number of rigs during the period	62.3	53.3	59.6	51.3

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Reconciliation of drilling margin to net earnings:
Drilling margin	$53,762,264	$31,522,713	$148,814,157	$79,069,283
Depreciation and amortization	(13,969,385)	(8,598,306)	(38,120,293)	(23,868,669)
General and administrative expense	(2,743,208)	(1,637,268)	(8,515,519)	(4,839,703)
Bad debt expense	(800,000)	(25,110)	(800,000)	(25,110)
Other income	839,990	406,025	2,923,175	1,184,248
Income tax expense	(13,101,642)	(7,875,792)	(37,340,611)	(18,921,577)

Net earnings	$23,988,019	$13,792,262	$66,960,909	$32,598,472

Our contract drilling revenues grew by approximately $37,963,000, or 51%, in the quarter ended December 31, 2006 from the quarter ended December 31, 2005, due to an improvement of $4,381 per day, or 28%, in average rig revenue rates resulting from an increase in demand for drilling rigs, an 18% increase in revenue days due to an increase in the number of rigs in our fleet, and a 2% increase in rig utilization. Our contract drilling revenues grew by approximately $111,523,000, or 55%, for the nine months ended December 31, 2006 from the nine months ended December 31, 2005, due to an improvement of $4,938 per day, or 33%, in average rig revenue rates resulting from an increase in demand for drilling rigs, a 17% increase in revenue days due to an increase in the number of rigs in our fleet, and a 2% increase in rig utilization.

Our contract drilling costs grew by approximately $15,723,000, or 37%, in the quarter ended December 31, 2006 from the corresponding quarter of 2005, primarily due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet and the increase in rig utilization. Our contract drilling costs per revenue day increased by $1,419, or 16%, in the quarter ended December 31, 2006 from the corresponding quarter in 2005, primarily due to higher wages and higher repairs and maintenance expenses. The overall increase in contract drilling costs was partially offset by decreases in contract drilling costs due to a shift to more daywork revenue days as a percentage of total revenue days. Daywork days represented 95% of revenue days in the quarter ended December 31, 2006, compared to 91% in the quarter ended December 31, 2005. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly add to drilling costs when compared to daywork contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

Our contract drilling costs grew by approximately $41,779,000, or 34%, during the nine months ended December 31, 2006 from the corresponding period in 2005, primarily due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet. Our contract drilling costs per revenue day increased by $1,349, or 15%, during the nine months ended December 31, 2006 from the corresponding period in 2005, primarily due to higher wages and higher repairs and maintenance expenses. The overall increase in contract drilling costs was partially offset by decreases in contract drilling costs due to a shift to more daywork revenue days as a percentage of total revenue days. Daywork days represented 96% of revenue days during the nine months ended December 31, 2006, compared to 86% during the nine months ended December 31, 2005.

Our depreciation and amortization expenses for the quarter ended December 31, 2006 increased by approximately $5,371,000, or 62%, compared to the corresponding quarter in 2005. Our depreciation and amortization expenses for the nine months ended December 31, 2006 increased by approximately $14,252,000, or 60%, compared to the corresponding period in 2005. These increases in 2006 over 2005 resulted primarily from an increase in the average size of our rig fleet, which increases consisted entirely of newly constructed rigs. The higher costs of our new rigs increased our average depreciation costs per revenue day by $683 to $2,507 from $1,824 in the quarter ended December 31, 2006, compared to the corresponding quarter in 2005, and by $651 to $2,424 from $1,773 during the nine months ended December 31, 2006, compared to the corresponding period in 2005.

Our general and administrative expense for the quarter ended December 31, 2006 increased by approximately $1,106,000, or 68%, compared to the corresponding quarter in 2005. The increase resulted primarily from compensation expense recognized for stock options and increases in payroll costs, bonus accruals, rent expenses, insurance expenses and director fees. Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment, and recognized approximately $584,000 of compensation expense for stock options in general and administrative expense for the quarter ended December 31, 2006. Also during the quarter ended December 31, 2006, payroll costs and bonus accrual costs increased by approximately $435,000, due to pay raises and an increase in the number of employees in our corporate offices, as compared to the quarter ended December 31, 2005. Insurance expenses, rent expenses and travel expenses increased by approximately $61,000 in the aggregate. We expect compensation costs for stock options to be approximately $590,000 for the remainder of fiscal year 2007, of which approximately $446,000 will be recognized as general and administrative expense.

Our general and administrative expense for the nine months ended December 31, 2006 increased by approximately $3,676,000, or 76%, compared to the corresponding period in 2005. The increase resulted primarily from compensation expense recognized for stock options and increases in payroll costs, bonus accruals, travel expenses, rent expenses, insurance expenses and director fees. We recognized approximately $2,071,000 of compensation expense for stock options in general and administrative expense for the nine months ended December 31, 2006. Also during the nine months ended December 31, 2006, payroll costs and bonus accrual costs increased by approximately $1,161,000, due to pay raises and an increase in the number of employees in our corporate offices, as compared to the nine months ended December 31, 2005. Director fees, insurance expenses, rent expenses and travel expenses increased by approximately $398,000 in the aggregate.

Our other income for the quarter ended December 31, 2006 increased by approximately $434,000, or 107%, compared to the corresponding quarter in 2005. Our other income for the nine months ended December 31, 2006 increased by approximately $1,739,000, or 147%, compared to the corresponding period in 2005. The increase was primarily due to increased interest income that resulted from increased cash and cash equivalents and marketable security balances. Cash and cash equivalents increased from $32,579,272 at December 31, 2005 to $74,754,205 at December 31, 2006.

Our effective income tax rates of 35.3% and 35.8% for the three and nine months ended December 31, 2006, respectively, and 36.3% and 36.7% for the three and nine months ended December 31, 2005, respectively, differ from the federal statutory rate of 35%, due to permanent differences and state income taxes. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes. During the quarter ended June 30, 2006, we recognized a nonrecurring increase in income tax expense and deferred income taxes of approximately $362,000, due to the effects of changes in Texas franchise taxes on the future reversals of temporary differences. The Texas franchise tax changes became effective June 1, 2006. We estimate our effective tax rate for fiscal year 2007 to be approximately 35.8%.

Inflation

Due to the increased rig count in each of our market areas, availability of personnel to operate our rigs is limited. In April 2005, January 2006 and May 2006, we raised wage rates for our rig personnel by an average of 6%, 6% and 14%, respectively. We were able to pass these wage rate increases on to our customers based on contract terms. Availability of personnel in each of our market areas should improve if we continue experiencing a decline in the demand for drilling rigs. Therefore, it is not likely that we will experience additional wage rate increases until we have increased demand for drilling rigs.

We are experiencing increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide demand. We estimate these costs increased between 10% and 15% in fiscal year 2007, and we expect similar cost increases in fiscal year 2008. We may not be able to recover these cost increases through improvements in our daywork revenue rates.

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

We are subject to market risk exposure related to changes in interest rates on our outstanding floating rate debt. However, at December 31, 2006 we had no outstanding debt subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the nine months ended December 31, 2006 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 1, 2007

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