Form 10-Q
period 2007-06-30
PIONEER DRILLING CO
filed 2007-08-02
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PIONEER DRILLING COMPANY

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

As of August 1, 2007, there were 49,650,978 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$79,883,922	$84,945,210
Receivables:
Trade, net	53,011,791	54,205,696
Contract drilling in progress	10,615,170	9,837,323
Income tax receivable	—	3,491,846
Deferred income taxes	2,542,019	2,174,947
Prepaid expenses	2,918,147	3,653,096

Total current assets	148,971,049	158,308,118

Property and equipment, at cost:	511,381,609	462,748,886
Less accumulated depreciation and amortization	133,855,427	119,847,687

Net property and equipment	377,526,182	342,901,199
Intangible and other assets	271,515	286,307

Total assets	$526,768,746	$501,495,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,529,367	$18,625,737
Income tax payable	5,873,770	—
Prepaid drilling contracts	140,090	—
Accrued expenses:
Payroll and related employee costs	4,445,623	7,086,450
Insurance premiums and deductibles	7,688,074	6,754,331
Other	3,131,956	1,752,751

Total current liabilities	42,808,880	34,219,269
Non-current liabilities	360,863	346,196
Deferred income taxes	41,166,014	38,820,868

Total liabilities	84,335,757	73,386,333

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,650,978 shares and 49,628,478 shares issued and outstanding at June 30, 2007 and March 31,
2007, respectively	4,965,097	4,962,847
Additional paid-in capital	292,840,246	291,607,071
Accumulated earnings	144,627,646	131,539,373

Total shareholders’ equity	442,432,989	428,109,291

Total liabilities and shareholders’ equity	$526,768,746	$501,495,624

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Contract drilling revenues	$102,779,450	$93,493,307

Costs and expenses:
Contract drilling	63,792,295	49,542,784
Depreciation and amortization	16,097,709	11,570,006
General and administrative	3,320,133	2,925,502

Total operating costs and expenses	83,210,137	64,038,292

Income from operations	19,569,313	29,455,015

Other income (expense):
Interest expense	(856)	(63,151)
Interest income	861,938	1,097,724
Other	19,402	23,328

Total other income	880,484	1,057,901

Income before income taxes	20,449,797	30,512,916
Income tax expense	(7,361,524)	(11,026,419)

Net earnings	$13,088,273	$19,486,497

Earnings per common share — Basic	$0.26	$0.39

Earnings per common share — Diluted	$0.26	$0.39

Weighted average number of shares outstanding — Basic	49,634,192	49,591,978

Weighted average number of shares outstanding — Diluted	50,211,958	50,167,928

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$13,088,273	$19,486,497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,097,709	11,570,006
Loss on disposal of property and equipment	858,441	1,372,815
Change in deferred income taxes	1,978,074	1,287,259
Stock-based compensation expense	1,074,890	915,460
Changes in current assets and liabilities:
Receivables	1,193,905	(9,925,196)
Contract drilling in progress	(777,847)	100,056
Income tax receivable	3,491,846	—
Prepaid expenses	734,949	532,803
Accounts payable	1,646,197	5,485,273
Prepaid drilling contracts	140,090	325,399
Income tax payable	5,873,770	3,693,361
Accrued expenses	(313,212)	256,465

Net cash provided by operating activities	45,087,085	35,100,198

Cash flows from financing activities:
Proceeds from exercise of options	106,700	—
Excess tax benefit of stock option exercises	53,834	—

Net cash provided by financing activities	160,534	—

Cash flows from investing activities:
Purchase of property and equipment	(50,648,692)	(43,121,261)
Proceeds from sale (purchase) of marketable securities, net	—	(15,000,000)
Proceeds from sale of property and equipment	339,785	2,961,106

Net cash used in investing activities	(50,308,907)	(55,160,155)

Net decrease in cash and cash equivalents	(5,061,288)	(20,059,957)
Beginning cash and cash equivalents	84,945,210	91,173,764

Ending cash and cash equivalents	$79,883,922	$71,113,807

Supplementary Disclosure:
Interest and commitment fees paid	$856	$31,554
Income taxes paid (refund received)	$(4,036,000)	$6,045,800

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business and Principles of Consolidation

Pioneer Drilling Company provides contract land drilling services to its customers in select oil and natural gas exploration and production regions in the United States. As of June 30, 2007, our rig fleet consisted of 66 operating drilling rigs, 17 of which were operating in our South Texas division, 20 of which were operating in our East Texas division, ten of which were operating in our North Texas division, six of which were operating in our Western Oklahoma division and 13 of which were operating in our Rocky Mountain divisions in Utah and North Dakota. In addition, at June 30, 2007, we were upgrading, with top drives and other components, a 1500 horsepower rig acquired in April 2007 and a 1500 horsepower rig acquired in May 2007. We also agreed to acquire another 1500 horsepower rig in May 2007 that is currently under construction. These three rigs are ideally suited for our expansion into international markets and are not included in our 66 operating rig count. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of deferred taxes and our determination of depreciation and amortization expense. The condensed consolidated balance sheet as of March 31, 2007 has been derived from our audited financial statements. We suggest that you read these condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended March 31, 2007.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, during periods of high rig demand, we enter into more longer-term drilling contracts. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of August 1, 2007, we had 25 contracts with terms of six months to two years in duration, of which 13 will expire by February 1, 2008, five have a remaining term of seven to 12 months, four have a remaining term of 13 to 18 months and three have a remaining term in excess of 18 months.

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

Stock-based Compensation

Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123R”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, we recognized no compensation expense for stock options granted, as all stock options were granted at an exercise price equal to the closing market value of the underlying common stock on the date of grant. Under the modified prospective approach, compensation cost for the three months ended June 30, 2007 includes compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and compensation cost for all stock options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. We use the graded vesting method for recognizing compensation costs for stock options. Prior periods were not restated to reflect the impact of adopting this new standard.

Compensation costs of approximately $875,000 and $200,000 for stock options were recognized in general and administrative expense and contract drilling costs, respectively, for the three months ended June 30, 2007. Approximately $261,000 of the compensation costs included in general and administrative expense relate to stock options granted to outside directors that vested immediately upon grant pursuant to our stock option plans. In accordance with SFAS 123R, the entire compensation cost has been recognized for stock options that are fully vested at the grant date.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. In accordance with SFAS 123R, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows. There were 22,500 stock options exercised during the three months ended June 30, 2007.

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Weighted average expected volatility	47%	49%
Weighted-average risk-free interest rates	4.7%	5.0%
Weighted-average expected life in years	3.88	2.86
Options granted	769,500	482,000
Weighted-average grant-date fair value	$5.84	$5.36

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

Related-Party Transactions

We purchased services from Frontier Services, Inc. during the three months ended June 30, 2007 and 2006. Frontier Services, Inc. is more than 5% owned by an immediate family member of a Vice President of Operations of our company. The following summarizes the transactions with this company in each period.

	Three Months Ended June 30,
	2007	2006
Frontier Services, Inc.
Purchases	$5,031	$606
Payments	9,598	606

From July 2005 to June 2007, we leased a portion of our corporate office space on a month-to-month basis to Wedge Oil and Gas Services Incorporated for $370 per month for one of its employees located in San Antonio. Wedge Oil and Gas Services Incorporated is an affiliate of WEDGE Group Incorporated. An officer of WEDGE Group Incorporated is a member of our Board of Directors.

Our Chief Executive Officer, Chief Operating Officer, Senior Vice President of Marketing, and a Vice President of Operations occasionally acquire a 1% to 5% minority working interest in oil and gas wells that we drill for one of our customers. These individuals acquired a minority working interest in two wells that we drilled for this customer during the three months ended June 30, 2007. We recognized contract drilling revenues of approximately $859,000 on these wells during the three months ended June 30, 2007. These individuals did not acquire a minority working interest in any wells that we drilled during the three months ended June 30, 2006.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective April 1, 2007. The adoption of FIN 48 had no material impact on our financial position or results of operations and financial condition.

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

In September 2006, the FASB issued Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities, which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This FASB Staff Position is effective for fiscal years beginning after December 15, 2006. We do not use the accrue-in-advance method of accounting for rig refurbishments. We use a “built-in overhaul” method of accounting for rig refurbishments, whereby these expenditures are recognized as capital asset additions when incurred. The application of this FASB Staff Position had no material impact on our financial position or results of operations and financial condition.

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

2. Long-term Debt and Notes Payable

We have a $20,000,000 credit facility with Frost National Bank, consisting of a $10,000,000 revolving line and letter of credit facility and a $10,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (8.25% at June 30, 2007) or, at our option, at LIBOR plus a percentage ranging from 1.5% to 2.25%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At June 30, 2007, we had no borrowings under the acquisition facility and we had used approximately $4,267,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $5,733,000. Both the revolving line and letter of credit facility and acquisition facility are scheduled to mature in October 2008.

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility is limited to 75% of our eligible accounts receivable, not to exceed $10,000,000. Therefore, if 75% of our eligible accounts receivable was less than $10,000,000, our ability to draw under this line would be reduced. At June 30, 2007, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $4,267,000 and 75% of our eligible accounts receivable was approximately $34,372,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

At June 30, 2007, we were in compliance with all covenants contained in the credit agreement related to our credit facility. Those covenants include, among others, requirements that we maintain a debt to total capitalization ratio of not greater than 0.2 to 1, a fixed charged coverage ratio of not less than 1.5 to 1 and an operating leverage ratio of not more than 2.5 to 1. The covenants also restrict us from paying dividends, restrict us from the sale of assets not permitted by the credit facility and restrict us from the incurrence of additional indebtedness in excess of $3,000,000, to the extent not otherwise allowed by the credit facility.

3. Commitments and Contingencies

In May 2007, we paid a deposit of $4,565,000 towards the $9,130,000 purchase price of a 1500 horsepower rig that is currently under construction. Of the remaining $4,565,000 balance of our purchase commitment 50% was paid in July 2007 and 50% will be paid upon delivery of the rig in August 2007.

In connection with our expansion into international markets, we have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of approximately $8,300,000 relating to our performance relating to these bonds.

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

4. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128:

	Three Months Ended June 30,
	2007	2006
Basic
Net earnings	$13,088,273	$19,486,497

Weighted average shares	49,634,192	49,591,978

Earnings per share	$0.26	$0.39

	Three Months Ended June 30,
	2007	2006
Diluted
Net earnings	$13,088,273	$19,486,497

Weighted average shares:
Outstanding	49,634,192	49,591,978
Options	577,766	575,950

	50,211,958	50,167,928

Earnings per share	$0.26	$0.39

5. Equity Transactions

Employees exercised stock options for the purchase of 22,500 shares of common stock during the three months ended June 30, 2007 at prices ranging from $4.52 to $4.77 per share. There were no stock options exercised during the three months ended June 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2007. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our annual report on Form 10K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

Pioneer Drilling Company provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in selected oil and natural gas production regions in the United States. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations through our principal operating subsidiary, Pioneer Drilling Services, Ltd. We are an oil and gas services company. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current and forecasted future price of oil and natural gas. Since November 2006, we have been experiencing a decline in the demand for drilling rigs and have experienced a decline in revenue rates on contract renewals due to an excess supply of drilling rigs within the industry, which is due to the substantial addition of new and refurbished drilling rigs during the past year. Any continued weakness in the demand for additional drilling rigs will likely result in lower revenue rates for our rigs as existing contracts expire and more drilling rigs are added to the market.

Our business strategy is to own and operate a high-quality fleet of land drilling rigs in active drilling markets, to position ourselves to maximize rig utilization and dayrates and to enhance shareholder value. We intend to continue making additions to our drilling fleet, either through acquisitions of businesses or selected assets or through the construction of new or refurbished drilling rigs, as attractive opportunities arise. We may explore acquiring businesses in other sectors within the oilfield services industry. In addition, we are evaluating opportunities for expansion into international markets beginning with Colombia. We will commence operations in Colombia with a contract for one drilling rig in August 2007 and we are negotiating a contract for a second drilling rig that would begin in September 2007. Our immediate international business strategy is to continue our expansion in Colombia to include at least three drilling rigs by fiscal year end.

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions and the construction of new and refurbished rigs. As of August 1, 2007, our rig fleet consisted of 66 operating drilling rigs, of which 25 are premium electric rigs that drill in depth ranges between 6,000 and 18,000 feet. Seventeen of our rigs are operating in our South Texas division, 20 in our East Texas division, ten in our North Texas division, six in our western Oklahoma division and 13 in our Rocky Mountains divisions in Utah and North Dakota. We actively market all of these rigs. In addition, at June 30, 2007, we were upgrading, with top drives and other components, a 1500 horsepower rig acquired in April 2007 and a 1500 horsepower rig acquired in May 2007. We also agreed to acquire another 1500 horsepower rig in May 2007 that is currently under construction. These three rigs are ideally suited for our expansion into international markets and are not included in our 66 operating rig count.

We earn our revenues by drilling oil and gas wells for our customers, as our rigs can be used by our customers to drill for either oil or natural gas. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Historically, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs improved during the past two years, we entered into more longer-term drilling contracts. As of August 1, 2007, we had 25 contracts with terms of six months to two years in duration, of which 13 will expire by February 1, 2008, five have a remaining term of seven to 12 months, four have a remaining term of 13 to 18 months and three have a remaining term in excess of 18 months.

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

For the three months ended June 30, 2007 and 2006 our rig utilization, revenue days and number of operating drilling rigs were as follows:

	2007	2006
Utilization Rates	90%	95%
Revenue Days	5,387	4,881
Operating Drilling Rigs	66	57

The primary reason for the increase in the number of revenue days in 2007 over 2006 is the increase in size of our rig fleet. Due to the current excess supply of drilling rigs available for work, we currently expect a 5% to 10% decrease in utilization rates for the remainder of fiscal year 2008 as compared to fiscal year 2007.

In addition to high commodity prices, we attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations during periods of reduced demand for drilling rigs.

We devote substantial resources to maintaining and upgrading our rig fleet. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of our rigs and improve their operating performance. Upgrades for the fiscal year ending March 31, 2008 will primarily focus on: replacing older engines with more modern, efficient engines; upgrading to higher horsepower mud pumps; upgrading to modern mud cleaning systems on some of our drilling rigs; and adding iron roughnecks to approximately 38 of our drilling rigs.

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

On July 20, 2007, the spot price for West Texas Intermediate crude oil was $75.57, the spot price for Henry Hub natural gas was $6.45 and the Baker Hughes land rig count was 1,685, a 7% increase from 1,571 on July 21, 2006. Since January 1, 2007, the Baker Hughes land rig count has been between 1,588 and 1,704.

The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for the quarter ended June 30, 2007 and each of the previous five years ended June 30, 2007 were:

	Three Months Ended June 30, 2007	Years Ended June 30,
		2007	2006	2005	2004	2003
Oil (West Texas Intermediate)	$65.11	$63.49	$64.33	$48.74	$33.78	$29.96
Natural Gas (Henry Hub)	$7.47	$6.79	$8.98	$6.20	$5.39	$4.81
U.S. Land Rig Count	1,655	1,624	1,402	1,153	1,000	778

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

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and gas prices and trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future net cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at June 30, 2007, would have resulted in a corresponding decrease in our net earnings of approximately $3,177,000 for the three months ended June 30, 2007.

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

We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a shallower depth. Since 1995, when current management joined our company, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews enable us to make reasonably dependable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the quarter ended June 30, 2007, we experienced losses on three of the 18 turnkey and footage contracts completed, with losses exceeding $25,000 each on two contracts. During the quarter ended June 30, 2006, we experienced losses on two of the 15 turnkey and footage contracts completed, and those losses were each less than $25,000. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had one footage contract in progress at June 30, 2007, which was completed prior to the release of the financial statements included in this report. Our contract drilling in progress totaled approximately $10,615,000 at June 30, 2007. Of that amount accrued, footage contract revenues were approximately $593,000. The remaining balance of approximately $10,022,000 related to the revenue recognized but not yet billed on daywork contracts in progress at June 30, 2007. At March 31, 2007, drilling in progress totaled $9,837,000, of which $329,000 related to footage contracts and $9,508,000 related to daywork contracts.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on information obtained from major industry suppliers, current prices of oil and gas and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $1,000,000 at June 30, 2007 and March 31, 2007.

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

Our accrued insurance premiums and deductibles as of June 30, 2007 include accruals of approximately $621,000 and $5,518,000 for costs incurred under the self-insurance portion of our health insurance and under our workers’ compensation insurance, respectively. We have a deductible of (1) $125,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we do not have a deductible. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our claim cost estimates based on estimates provided by the insurance companies that provide claims processing services.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from eight rigs in August 2000 to 66 operating rigs as of August 1, 2007. We have financed this growth with a combination of debt and equity financing. We have raised additional equity or used equity for growth nine times since January 2000. We plan to continue to grow our rig fleet and we may pursue other business opportunities that are complementary to our U.S. contract land drilling business. We may finance these growth opportunities through the issuance of debt and the issuance of additional shares of our common stock.

We have a $20,000,000 credit facility with Frost National Bank consisting of a $10,000,000 revolving line and letter of credit facility and a $10,000,000 acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (8.25% at June 30, 2007) or, at our option, at LIBOR plus a percentage ranging from 1.5% to 2.25%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At June 30, 2007, we had no borrowings under the acquisition facility and we had used approximately $4,267,000 of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $5,733,000. Both the revolving line and letter of credit facility and acquisition facility are scheduled to mature in October 2008.

Uses of Capital Resources

For the three months ended June 30, 2007, the additions to our property and equipment consisted of the following:

Drilling rigs	$35,657,919
Other drilling equipment	15,242,887
Transportation equipment	717,765
Other	287,555

$51,906,126

Property and equipment additions for the three months ended June 30, 2007 include approximately $1,257,000 of purchases recorded in accounts payable at March 31, 2007.

As of March 31, 2007, we were constructing one 1000-horsepower mechanical rig. We placed this rig into service in April 2007 and incurred approximately $2,124,000 for construction costs during the three months ended June 30, 2007 for this rig. In addition, we incurred approximately $33,047,000 during the three months ended June 30, 2007 to purchase and upgrade the three drilling rigs we intend to use for expansion into international markets. We expect to incur an additional $26,000,000 on acquisition and upgrade costs for these three drilling rigs during the remainder of fiscal year 2008.

For the remainder of fiscal year 2008, we project capital expenditures (excluding the new rig acquisition and upgrade costs for the three drilling rigs noted above) to be approximately $61,500,000, comprised of routine rig capital expenditures of approximately $28,500,000, rig upgrade expenditures of approximately $27,300,000, spare equipment expenditures of approximately $1,300,000, transportation equipment expenditures of approximately $3,300,000, and other capital expenditures of approximately $1,100,000. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements.

Working Capital

Our working capital was $106,162,169 at June 30, 2007, compared to $124,088,849 at March 31, 2007. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 3.5 at June 30, 2007, compared to 4.6 at March 31, 2007.

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

The changes in the components of our working capital were as follows:

	June 30, 2007	March 31, 2007	Change
Cash and cash equivalents	$79,883,922	$84,945,210	$(5,061,288)
Trade receivables, net	53,011,791	54,205,696	(1,193,905)
Contract drilling in progress	10,615,170	9,837,323	777,847
Income tax receivable	—	3,491,846	(3,491,846)
Deferred income taxes	2,542,019	2,174,947	367,072
Prepaid expenses	2,918,147	3,653,096	(734,949)

Current assets	148,971,049	158,308,118	(9,337,069)

Accounts payable	21,529,367	18,625,737	2,903,630
Income tax payable	5,873,770	—	5,873,770
Prepaid drilling contracts	140,090	—	140,090
Accrued payroll and related employee costs	4,445,623	7,086,450	(2,640,827)
Accrued insurance premiums and deductibles	7,688,074	6,754,331	933,743
Other accrued expenses	3,131,956	1,752,751	1,379,205

Current liabilities	42,808,880	34,219,269	8,589,611

Working capital	$106,162,169	$124,088,849	$(17,926,680)

The decrease in cash and cash equivalents was primarily due to property and equipment expenditures of approximately $50,649,000 during the three months ended June 30, 2007.

The decrease in our receivables and contract drilling in progress at June 30, 2007 from March 31, 2007 was due to the decrease of approximately $784 per day in average revenue rates, partially offset by our operating one additional rig.

The decrease in our income tax receivable is due to the collection of an income tax refund that resulted from an excess tax deposit for our fiscal year ended March 31, 2007.

Substantially all our prepaid expenses at June 30, 2007 and March 31, 2007 consisted of prepaid insurance. We renew and pay most of our insurance premiums in late October of each year and some in April of each year. At June 30, 2007, we had amortized eight months of the October premiums, compared to five months of amortization as of March 31, 2007.

The increase in accounts payable at June 30, 2007 from March 31, 2007 was primarily due to timing of property and equipment purchases.

The decrease in accrued expenses at June 30, 2007, compared to March 31, 2007, was due to fewer days of accrued payroll, partially offset by an increase in the accruals for property taxes and self-insurance costs.

The increase in income tax payable at June 30, 2007 from March 31, 2007 primarily related to the timing of quarterly income tax payments.

Long-term Debt

We had no long-term debt outstanding at June 30, 2007. See “- Sources of Capital Resources” for a description of our credit facility.

Contractual Obligations

The following table includes all our contractual obligations of the types specified below at June 30, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase Obligations	$12,983,751	$12,983,751	$—	$—	$—
Operating Lease Obligations	1,646,965	337,126	540,345	434,622	334,872

Total	$14,630,716	$13,320,877	$540,345	$434,622	$334,872

Debt Requirements

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility is limited to 75% of our eligible accounts receivable, not to exceed $10,000,000. Therefore, if 75% of our eligible accounts receivable was less than $10,000,000, our ability to draw under this line would be reduced. At June 30, 2007, we had no outstanding advances under this line of credit, we had outstanding letters of credit of approximately $4,267,000 and 75% of our eligible accounts receivable was approximately $34,372,000. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

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

For the three months ended June 30, 2007 and 2006, the percentages of our drilling revenues by type of contract were as follows:

	Three Months Ended June 30,
	2007	2006
Daywork contracts	96%	96%
Turnkey contracts	1%	—
Footage contracts	3%	4%

We had no turnkey contracts in progress at June 30, 2007 or June 30, 2006. We had one footage contract in progress at both June 30, 2007 and June 30, 2006.

Statement of Operations Analysis

The following table provides information for our operations for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
Contract drilling revenues:
Daywork contracts	$98,427,102	$90,060,866
Turnkey contracts	853,608	—
Footage contracts	3,498,740	3,432,441

Total contract drilling revenues	$102,779,450	$93,493,307

Contract drilling costs:
Daywork contracts	$60,083,589	$47,479,704
Turnkey contracts	741,265	—
Footage contracts	2,967,441	2,063,080

Total contract drilling costs	$63,792,295	$49,542,784

Drilling margin:
Daywork contracts	$38,343,513	$42,581,162
Turnkey contracts	112,343	—
Footage contracts	531,299	1,369,361

Total drilling margin	$38,987,155	$43,950,523

Revenue days by type of contract:
Daywork contracts	5,130	4,695
Turnkey contracts	27	—
Footage contracts	230	186

Total revenue days	5,387	4,881

Contract drilling revenue per revenue day	$19,079	$19,154
Contract drilling costs per revenue day	$11,842	$10,150
Drilling margin per revenue day	$7,237	$9,004
Rig utilization rates	90%	95%
Average number of rigs during the period	65.7	56.7

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

	Three Months Ended June 30,
	2007	2006
Reconciliation of drilling margin to net earnings:
Drilling margin	$38,987,155	$43,950,523
Depreciation and amortization	(16,097,709)	(11,570,006)
General and administrative expense	(3,320,133)	(2,925,502)
Other income	880,484	1,057,901
Income tax expense	(7,361,524)	(11,026,419)

Net earnings	$13,088,273	$19,486,497

Our contract drilling revenues grew by approximately $9,286,000, or 10%, in the quarter ended June 30, 2007 from the quarter ended June 30, 2006, due a 10% increase in revenue days that resulted from an increase in the number of rigs in our fleet.

Our contract drilling costs grew by approximately $14,249,000, or 29%, in the quarter ended June 30, 2007 from the corresponding quarter in 2006 due to the increase in the number of revenue days and a $1,692 increase in the average drilling costs per revenue day, which was primarily due to higher wages, higher repairs and maintenance expenses and more turnkey and footage costs. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly add to drilling costs when compared to daywork contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts, which do not include such costs.

Our depreciation and amortization expenses for the quarter ended June 30, 2007 increased by approximately $4,528,000, or 39%, compared to the corresponding quarter in 2006. The increase in 2007 over 2006 resulted primarily from an increase in the average size of our rig fleet, which increase consisted entirely of newly constructed rigs. The higher costs of our new rigs increased our average depreciation costs per revenue day by $618 to $2,988 in the quarter ended June 30, 2007 from $2,370 in the quarter ended June 30, 2006.

Our general and administrative expense for the quarter ended June 30, 2007 increased by approximately $395,000, or 13%, compared to the corresponding quarter in 2006. The increase resulted primarily from compensation expense recognized for stock options and increases in professional and consulting costs. We expect compensation costs for stock options to be approximately $2,665,000 for the remainder of fiscal year 2008, of which approximately $1,967,000 will be recognized as general and administrative expense.

Our other income for the quarter ended June 30, 2007 decreased by approximately $177,000, or 17%, compared to the corresponding quarter in 2006. The decrease was primarily due to decreased interest income that resulted from decreased cash and cash equivalents and marketable security balances. Cash and cash equivalents decreased from $93,493,000 at June 30, 2006 to $79,884,000 at June 30, 2007.

Our effective income tax rate of 36% for the quarters ended June 30, 2007 and 2006 differs from the federal statutory rate of 35%, due to permanent differences and state income taxes. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes. During the quarter ended June 30, 2006, we recognized a nonrecurring increase in income tax expense and deferred income taxes of approximately $362,000, due to the effects of changes in Texas franchise taxes on the future reversals of temporary differences. The Texas franchise tax changes became effective June 1, 2006.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective April 1, 2007. The adoption of FIN 48 had no material impact on our financial position or results of operations and financial condition.

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

In September 2006, the FASB issued Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities, which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This FASB Staff Position is effective for fiscal years beginning after December 15, 2006. We do not use the accrue-in-advance method of accounting for rig refurbishments. We use a “built-in overhaul” method of accounting for rig refurbishments, whereby these expenditures are recognized as capital asset additions when incurred. The application of this FASB Staff Position had no material impact on our financial position or results of operations and financial condition.

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

We are subject to market risk exposure related to changes in interest rates on floating rate debt we may incur under our credit facility. However, at June 30, 2007, we had no outstanding borrowings under our credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the nine months ended June 30, 2007 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following should be considered by investors in our securities, in addition to the risk factors we included under the heading “Risk Factors” in Item 1 of our annual report on Form 10-K for the year ended March 31, 2007:

As we expand into international markets, our international operations will be subject to political, economic and other uncertainties not encountered in our domestic operations.

As we continue to implement our strategy of expanding into areas outside the United States, our international operations will be subject to political, economic and other uncertainties not generally encountered in our U.S. operations. These will include:

•	risks of war, terrorism and civil unrest;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of contracts;

•	foreign taxation;

•	the inability to repatriate earnings or capital, due to laws limiting the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	regional economic downturns;

•	the overlap of different tax structures; and

•	the risks associated with the assertion of foreign sovereignty over areas in which our operations are conducted.

Our international operations may also face the additional risks of fluctuating currency values, hard currency shortages and controls of foreign currency exchange. Additionally, in some jurisdictions, we may be subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations could adversely affect our ability to compete.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

3.1 *	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).

10.1 *	-	Letter dated as of July 17, 2007 from Pioneer Drilling Company to Joyce M. Schuldt setting forth terms of employment (Form 8-K dated July 17, 2007 File No. 1-8182, Exhibit 10.1)

10.2 *	-	Letter dated as of July 17, 2007 from William D. Hibbetts to Pioneer Drilling Company relating to reassignment (Form 8-K dated July 17, 2007 File No. 1-8182, Exhibit 10.2).

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY

/s/ Joyce M. Schuldt
Joyce M. Schuldt Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

Dated: August 2, 2007

Index to Exhibits

3.1 *	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 10-Q for the quarter ended December 31, 2003 (File No. 1-8182, Exhibit 3.3)).

10.1 *	-	Letter dated as of July 17, 2007 from Pioneer Drilling Company to Joyce M. Schuldt setting forth terms of employment (Form 8-K dated July 17, 2007 File No. 1-8182, Exhibit 10.1).

10.2 *	-	Letter dated as of July 17, 2007 from William D. Hibbetts to Pioneer Drilling Company relating to reassignment (Form 8-K dated July 17, 2007 File No. 1-8182, Exhibit 10.2).

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.