Form 10-KT
period 2007-12-31
PIONEER DRILLING CO
filed 2008-02-27
CIK 320575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KT

(Mark one)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2007 to December 31, 2007

Commission File Number: 1-8182
PIONEER DRILLING COMPANY
(Exact name of registrant as specified in its charter)

TEXAS	74-2088619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1250 N.E. Loop 410, Suite 1000 San Antonio, Texas (Address of principal executive offices)	78209 (Zip Code)

Registrant’s telephone number, including area code: (210) 828-7689

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the American Stock Exchange on September 30, 2007) was approximately $602,000,000.

As of February 8, 2008, there were 49,760,978 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

INTRODUCTORY NOTE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

In addition, various statements that this Transition Report on Form 10-KT contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 — “Business” and Item 3 — “Legal Proceedings” in Part I of this report; in Item 5 — “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report; and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement contained in this report or elsewhere. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. Also, please read the risk factors set forth in Item 1A — “Risk Factors.”

Item 1.	Business

In December 2007, our Board of Directors approved a change in our fiscal year end from March 31st to December 31st. The fiscal year end change was effective December 31, 2007 and resulted in a nine month reporting period from April 1, 2007 to December 31, 2007. We implemented the fiscal year end change to align our United States reporting period with the required Colombian statutory reporting period as well as the reporting periods of peer companies in the industry.

General

Pioneer Drilling Company provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in select oil and natural gas production regions in the United States and Colombia. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations in the United States through our principal operating subsidiary, Pioneer Drilling Services, Ltd. and we conduct our operations in Colombia through Pioneer de Colombia SDAD, Ltda, Surcusal Colombia. Our common stock trades on the American Stock Exchange under the symbol “PDC.”

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions, construction of new rigs and refurbishment of older rigs we acquired. The following table summarizes acquisitions in which we acquired rigs and related operations since September 1999:

			Number of
Date	Acquisition(1)	Market	Rigs Acquired

September 1999	Howell Drilling, Inc.	South Texas	2
August 2000	Pioneer Drilling Co.	South Texas	4
March 2001	Mustang Drilling, Ltd.	East Texas	4
May 2002	United Drilling Company	South Texas	2
August 2003	Texas Interstate Drilling Company, L. P.	North Texas	2
March 2004	Sawyer Drilling & Service, Inc.	East Texas	7
March 2004	SEDCO Drilling Co., Ltd.	North Texas	1
November 2004	Wolverine Drilling, Inc.	Rocky Mountains	7
December 2004	Allen Drilling Company	Western Oklahoma	5

(1)	The August 2000 acquisition of Pioneer Drilling Co. involved our acquisition of all the outstanding capital stock of that entity. Each other acquisition reflected in this table involved our acquisition of assets from the indicated entity.

During that same period, we also added 26 rigs to our fleet through construction of new rigs and construction of rigs from new and used components. In addition, during the year ended March 31, 2004, we acquired a rig that had been operating in Trinidad and integrated it into our operations in Texas, and during the nine months ended December 31, 2007, we acquired 3 rigs for international expansion. As of February 22, 2008, our rig fleet consisted of 67 operating drilling rigs, of which 27 are premium electric rigs that drill in depth ranges between 6,000 and 18,000 feet. Seventeen of our rigs are operating in our South Texas division, 20 are operating in our East Texas division, 10 are operating in our North Texas division, 6 are operating in our Western Oklahoma division, 11 are operating in our Rocky Mountain division consisting of locations in Utah and North Dakota and 3 are operating internationally in Colombia. Not included in our 67 operating rig count is a 1000 horsepower rig and a 1500 horsepower rig that we plan to deploy for further expansion into international markets.

We conduct our operations primarily in South, East and North Texas, western Oklahoma, North Louisiana, and the Rocky Mountains in the United States. We commenced international operations in Colombia during the nine months ended December 31, 2007 with 2 contracts for which we exported 2 drilling rigs to Colombia. Our customers remain primarily focused on drilling for natural gas. Substantially all the wells we drilled for our customers during the nine months ended December 31, 2007 were drilled in search of natural gas, except for wells we drilled using 5 rigs employed in search of oil in the Williston Basin of the Rocky Mountains and wells we drilled using 2 rigs employed in search of oil in Colombia.

For many years, the U.S. contract land drilling services industry has been characterized by an oversupply of drilling rigs and a large number of drilling contractors. Since 1996, however, there has been significant consolidation within the industry. We believe continued consolidation in the industry will generate more stability in dayrates, even during industry downturns. However, although consolidation in the industry is continuing, the industry is still highly fragmented and remains very competitive. For a discussion of market conditions in our industry, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Conditions in Our Industry” in Item 7 of Part II of this report. For information on our consolidated revenues and income from operations for the nine months ended December 31, 2007 and for the years ended March 31, 2007, and 2006 and our consolidated total assets as of December 31, 2007, March 31, 2007 and 2006, see our consolidated financial statements in this report.

Our Strategy

Our goal is to continue to build on our strong market position and reputation as a quality contract drilling company, diversify internationally and expand into other oilfield service sectors in a way that enhances shareholder value. We intend to accomplish this goal by:

•	continuing to own and operate a high-quality fleet of land drilling rigs;

•	continuing to acquire or construct high-quality rigs capable of generating our targeted returns on investment;

•	continuing to expand into active natural gas drilling markets and diversifying into more crude oil drilling markets;

•	expanding into international markets, beginning with Colombia;

•	expanding into other sectors within the oilfield services industry that compliment our contract drilling business;

•	positioning ourselves to maximize rig utilization and dayrates;

•	training and maintaining high-quality, experienced crews; and

•	maintaining an aggressive safety program.

We commenced international operations in Colombia with 2 contracts for which we exported 2 drilling rigs to Colombia that began operations in September 2007 and October 2007. We exported a third drilling rig to Colombia that began operating in February 2008. Our immediate international strategy is to continue our expansion in Colombia to include at least 5 drilling rigs by December 31, 2008 and continue to evaluate opportunities for expansion into other international markets.

On January 31, 2008, we entered into a definitive purchase agreement to acquire WEDGE Well Services, L.L.C., WEDGE Wireline, Inc. and WEDGE Fishing and Rental Services, L.L.C. (the “WEDGE Companies”) from affiliates of WEDGE Group Incorporated for $303 million. The WEDGE Companies provide oil and gas well workover, wireline, and fishing and rental services for energy producers in the United States. We expect to finance the acquisition through a combination of existing cash and a new, 5 year, senior revolving credit facility of up to $350 million led by Wells Fargo Bank, N.A. and Fortis Merchant Banking. The closing of the acquisition, which is expected before March 31, 2008, is subject to obtaining certain regulatory approvals, our receipt of financing and other customary closing conditions.

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

Our Fleet of Drilling Rigs

As of February 22, 2008, our rig fleet consists of 67 operating drilling rigs. Not included in our 67 operating rig count is a 1000 horsepower rig and a 1500 horsepower rig that we plan to deploy for further expansion into international markets. We own all the rigs in our fleet. The following table sets forth information regarding utilization for our fleet of operating drilling rigs:

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006	2005	2004	2003

Average number of operating rigs for the period	66.6	60.8	52.3	40.1	27.3	22.3
Average utilization rate	89%	95%	95%	96%	88%	79%

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

As of February 22, 2008, we owned a fleet of 75 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites. By owning our own trucks, we reduce the cost of rig moves and reduce downtime between rig moves.

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

	Nine Months
	Ended
	December 31,	Year Ended March 31,
	2007	2007	2006

Daywork	606	742	565
Turnkey	5	2	19
Footage	66	60	106

Total number of wells	677	804	690

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

Customers and Marketing

We market our rigs to a number of customers. During the nine months ended December 31, 2007, we drilled wells for 90 different customers, compared to 92 customers during the fiscal year ended March 31, 2007 and 128 customers during the fiscal year ended March 31, 2006. The following table shows our three largest customers as a percentage of our total contract drilling revenue for each of our last three fiscal years.

Total Contract Drilling
Customer	Revenue Percentage

Nine Months Ended December 31, 2007:
EOG Resources, Inc.	13.1%
Anadarko Petroleum Corporation(1)	8.8%
Chesapeake Operating Inc.	7.7%

Fiscal Year Ended March 31, 2007:
EOG Resources, Inc.	9.7%
Chesapeake Operating Inc.	9.1%
Anadarko Petroleum Corporation(1)	6.1%

Fiscal Year Ended March 31, 2006:
Chesapeake Operating Inc.	10.1%
Kerr-McGee Oil & Gas(1)	6.1%
Chinn Exploration	4.4%

(1)	Anadarko Petroleum Corporation acquired Kerr-McGee Oil and Gas in the year ended March 31, 2007.

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

We can also enter into term contracts with our customers to provide drilling rigs for future periods at specified rates plus fuel and mobilization charges, if applicable, and escalation provisions. This practice is customary in the contract land drilling services business during times of tightening rig supply or when building new rigs. As demand for drilling rigs improved during calendar year 2005 and 2006, we entered into more longer-term drilling contracts. As of February 8, 2008, we had 19 contracts with terms of 6 months to 3 years in duration, of which 9 will expire by August 9, 2008, 6 have a remaining term of 6 to 12 months, 2 have a remaining term of 12 to 18 months and 2 have a remaining term in excess of 18 months. Due to the current excess supply of drilling rigs within our industry, some of these term contracts may not be renewed when the initial contract period expires.

Prior to our international expansion into Colombia during the nine months ended December 31, 2007, we earned all of our revenue from contract drilling services performed in the United States. As of December 31, 2007, we operated 2 drilling rigs in Colombia. We intend to continue expanding operations in Colombia and other international markets. For the nine months ended December 31, 2007, 3% of our revenue was generated from our operations in Colombia.

Competition

We encounter substantial competition from other drilling contractors. Our primary market areas are highly fragmented and competitive. The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

The drilling contracts we compete for are usually awarded on the basis of competitive bids. Our principal competitors are Helmerich & Payne, Inc., Grey Wolf, Inc., Patterson-UTI Energy, Inc., Nabors Industries, Inc.

and Unit Corp. In addition to pricing and rig availability, we believe the following factors are also important to our customers in determining which drilling contractors to select:

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

Our current insurance coverage includes property insurance on our rigs, drilling equipment and real property. Our insurance coverage for property damage to our rigs and to our drilling equipment is based on our estimates of the cost of comparable used equipment to replace the insured property. The policy provides for a deductible on rigs of $250,000 per occurrence ($500,000 deductible for rigs with an insured value greater than $10 million). Our third-party liability insurance coverage is $51 million per occurrence and in the aggregate, with a deductible of $260,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

In addition, we generally carry insurance coverage to protect against certain hazards inherent in our turnkey contract drilling operations. This insurance covers “control-of-well,” including blowouts above and below the surface, redrilling, seepage and pollution. This policy provides coverage of $3 million, $5 million, $10 million, $15 million or $20 million depending on the area in which the well is drilled and its target depth, subject to a deductible of the greater of 15% of the well’s anticipated dry hole cost or $150,000. This policy also provides care, custody and control insurance, with a limit of $1 million, subject to a $100,000 deductible.

Employees

We currently have approximately 1,750 employees. Approximately 285 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees who operate or maintain our drilling rigs and rig-hauling trucks. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employment arrangements are subject to collective bargaining arrangements.

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

Facilities

We own:

•	a 15-acre division office, rig storage and maintenance yard in Corpus Christi, Texas;

•	a 6-acre division office, storage and maintenance yard in Henderson, Texas;

•	a 4-acre trucking department office, storage and maintenance yard in Kilgore, Texas;

•	a 17-acre rig storage and maintenance yard in Woodward, Oklahoma;

•	a 10-acre division office, rig storage and maintenance yard in Williston, North Dakota;

•	a 5-acre division office, storage and maintenance yard in Paradise, Texas; and

•	a 5-acre trucking department office, storage and maintenance yard in Springtown, Texas.

We lease:

•	our corporate office facilities, at a cost escalating from $10,880 per month to $18,805 per month over 102 months, pursuant to a lease extending through December 2013;

•	a trucking department office, storage and maintenance yard in Alice, Texas, at a cost of $5,200 per month, pursuant to a lease extending through July 2009;

•	a 2.2-acre division office and storage yard in Vernal, Utah, at a cost escalating from $6,300 per month to $6,615 per month, pursuant to a lease extending through November 2009; and

•	a marketing office in Denver Colorado, at a cost escalating from $1,092 to $1,217 per month, pursuant to a lease extending through June 2010.

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

Available Information

Our Web site address is www.pioneerdrlg.com. We make available on this Web site under “Investor Relations-SEC Filings,” free of charge, our annual reports on Form 10-K, this transition report on Form 10-KT, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission. In addition, the Securities and Exchange Commission maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically. We have also posted on our Web site our: Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board; Code of Conduct and Ethics; Rules of Conduct; and Company Contact Information.

Item 1A.	Risk Factors

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Additional information regarding forward-looking statements appears in the “Introductory Note” in Part I of this report.

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

As a provider of contract land drilling services, our business depends on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic, natural disaster and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, can materially and adversely affect us in many ways by negatively impacting:

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

As a key component of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary assets and businesses. For example, since March 31, 2003, our rig fleet has increased from 24 to 69 drilling rigs, primarily as a result of acquisitions. Acquisitions involve numerous inherent risks, including:

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

In addition, we may not have sufficient capital resources to complete additional acquisitions. Historically, we have funded the growth of our rig fleet through a combination of debt and equity financing. We may incur substantial additional indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing shareholders. Furthermore, we may not be able to obtain additional financing on satisfactory terms.

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

Our current primary focus on drilling for natural gas could place us at a competitive disadvantage if we were to change our primary focus to drilling for oil.

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

Our international operations are subject to political, economic and other uncertainties not encountered in our domestic operations.

As we continue to implement our strategy of expanding into areas outside the United States, our international operations will be subject to political, economic and other uncertainties not generally encountered in our U.S. operations. These will include, among potential others:

•	risks of war, terrorism, civil unrest and kidnapping of employees;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of contracts;

•	foreign taxation;

•	the inability to repatriate earnings or capital, due to laws limiting the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	regional economic downturns;

•	the overlap of different tax structures;

•	the burden of complying with multiple and potentially conflicting laws;

•	the risks associated with the assertion of foreign sovereignty over areas in which our operations are conducted;

•	difficulty in collecting international accounts receivable; and

•	potentially longer payment cycles.

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

Risks Relating to Our Capitalization and Organizational Documents

We do not intend to pay dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our shareholders.

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

For a description of our significant properties, see “Business — Drilling Equipment” and “Business — Facilities” in Item 1 of this report. We consider each of our significant properties to be suitable for its intended use.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

As of February 8, 2008, 49,760,978 shares of our common stock were outstanding, held by 465 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Our common stock trades on the American Stock Exchange under the symbol “PDC.” The following table sets forth, for each of the periods indicated, the high and low sales prices per share on the American Stock Exchange:

	Low	High

Nine Months Ended December 31, 2007:
First Quarter	$12.69	$16.00
Second Quarter	11.81	14.88
Third Quarter	11.49	12.49
Fiscal Year Ended March 31, 2007:
First Quarter	$12.60	$18.00
Second Quarter	10.79	15.70
Third Quarter	11.57	14.65
Fourth Quarter	11.46	13.47
Fiscal Year Ended March 31, 2006:
First Quarter	$10.57	$16.30
Second Quarter	14.00	19.93
Third Quarter	14.25	19.98
Fourth Quarter	13.10	23.06

The last reported sales price for our common stock on the American Stock Exchange on February 8, 2008 was $12.17 per share.

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

No shares of our common stock were purchased by or on behalf of our company or any affiliated purchaser during the nine months ended December 31, 2007.

Performance Graph

The following graph compares, for the periods from March 31, 2003 to December 31, 2007, the cumulative total shareholder return on our common stock with the cumulative total return on the companies that comprise the AMEX Composite Index and a peer group index that includes the five companies within our industry. The comparison assumes that $100 was invested on March 31, 2003 in our common stock, the companies that compose the AMEX Composite Index and the companies that compose the peer group index, and further assumes all dividends were reinvested.

The companies that comprise the peer group index are Helmerich & Payne, Inc., Grey Wolf, Inc., Patterson-UTI Energy, Inc., Nabors Industries Ltd. and Unit Corp.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2007:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price per share	compensation plans
	outstanding options,	of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,800,499	10.87	3,351,834
Equity compensation plans not approved by security holders

Total	2,800,499	10.87	3,351,834

Item 6.	Selected Financial Data

The following information derives from our audited financial statements. You should review this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the historical financial statements and related notes this report contains.

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006	2005	2004
	(In thousands, except per share amounts)

Contract drilling revenues	313,884	416,178	284,148	185,246	107,876
Income from operations	55,260	126,976	77,909	18,774	438
Income (loss) before income taxes	57,774	130,789	79,813	17,161	(2,216)
Net earnings (loss) applicable to common stockholders	39,645	84,180	50,567	10,812	(1,790)
Earnings (loss) per common share-basic	0.80	1.70	1.08	0.31	(0.08)
Earnings (loss) per common share-diluted	0.79	1.68	1.06	0.30	(0.08)
Long-term debt and capital lease obligations, excluding current installments	—	—	—	13,445	44,892
Shareholders’ equity	471,072	428,109	340,676	221,615	70,836
Total assets	560,212	501,495	400,678	276,009	143,731
Capital expenditures	128,038	147,230	128,871	80,388	44,845

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

Pioneer Drilling Company provides contract land drilling services to independent and major oil and gas exploration and production companies. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We have focused our operations in selected oil and natural gas production regions in the United States and Colombia. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. We conduct our operations in the United States through our principal operating subsidiary, Pioneer Drilling Services, Ltd. and we conduct our operations in Colombia through Pioneer de Colombia SDAD, Ltda, Surcusal Colombia. We are an oil and gas services company. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current and forecasted future price of oil and natural gas. Since November 2006, we have been experiencing a decline in the demand for drilling rigs and have experienced a decline in revenue rates on contract renewals due to an excess supply of drilling rigs within the industry, which is due to the substantial addition of new and refurbished drilling rigs during the past year. Any continued weakness in the demand for additional drilling rigs will likely result in lower revenue rates for our rigs as existing contracts expire and more drilling rigs are added to the market.

Our business strategy is to continue to build on our strong market position and reputation as a quality contract drilling company, diversify internationally and expand into other oilfield service sectors in a way that enhances shareholder value. We intend to continue making additions to our drilling fleet, either through acquisitions of businesses or selected assets or through the construction of new or refurbished drilling rigs, as attractive opportunities arise. We commenced international operations in Colombia with 2 contracts for which we exported 2 drilling rigs to Colombia that began operations in September 2007 and October 2007. We exported a third drilling rig to Colombia that began operating in February 2008. Our immediate international strategy is to continue our expansion in Colombia to include at least 5 drilling rigs by December 31, 2008 and continue to evaluate opportunities for expansion into other international markets.

Our business strategy also includes expansion into other sectors within the oilfield services industry. On January 31, 2008, we entered into a definitive purchase agreement to acquire WEDGE Well Services, L.L.C., WEDGE Wireline, Inc. and WEDGE Fishing and Rental Services, L.L.C. (the “WEDGE Companies”) from affiliates of WEDGE Group Incorporated for $303 million. The WEDGE Companies provide oil and gas well workover, wireline, and fishing and rental services for energy producers in the United States. We expect to finance the acquisition through a combination of existing cash and a new, 5 year, senior revolving credit facility of up to $350 million led by Wells Fargo Bank, N.A. and Fortis Merchant Banking. The closing of the acquisition, which is expected before March 31, 2008, is subject to obtaining certain regulatory approvals, our receipt of financing and other customary closing conditions.

Since September 1999, we have significantly expanded our fleet of drilling rigs through acquisitions and the construction of new and refurbished rigs. As of February 22, 2008, our rig fleet consisted of 67 operating drilling rigs, of which 27 are premium electric rigs that drill in depth ranges between 6,000 and 18,000 feet. Seventeen of our rigs are operating in our South Texas division, 20 in our East Texas division, 10 in our North Texas division, 6 in our western Oklahoma division, 11 in our Rocky Mountains divisions in Utah and North Dakota and 3 in Colombia. We actively market all of these rigs. Not included in our 67 operating rig count is a 1000 horsepower rig and a 1500 horsepower rigs that we plan to deploy for further expansion into international markets.

We earn our revenues by drilling oil and gas wells for our customers, as our rigs can be used by our customers to drill for either oil or natural gas. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Historically, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. As demand for drilling rigs improved during the years ended December 31, 2005 and 2006, we entered into more longer-term drilling contracts. As of February 8, 2008, we had 19 contracts with terms of 6 months to 3 years in duration, of which 9 will expire by August 9, 2008, 6 have a remaining term of 6 to 12 months, 2 have a remaining term of 12 to 18 months and 2 have a remaining term in excess of 18 months.

A significant performance measurement in our industry is rig utilization. We compute rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned and marketed the rig. Revenue days for each rig are days when the rig is earning revenues under a contract, which is usually a period from the date the rig begins moving to the drilling location until the rig is released from the contract.

For the nine months ended December 31, 2007 and 2006 and the years ended March 31, 2007, 2006 and 2005 our rig utilization, revenue days and average number of operating rigs during the period were as follows:

	Nine Months Ended December 31,		Years Ended March 31,
	2007	2006	2007	2006	2005

Utilization Rates	89%	97%	95%	95%	96%
Revenue Days	16,289	15,727	20,930	18,164	13,894
Average number of operating rigs during the period	66.7	59.6	60.8	52.3	40.1

The primary reason for the increase in the number of revenue days in 2007 over 2006 is the increase in size of our rig fleet. Due to the current excess supply of drilling rigs available for work, we currently expect a 2% to 5% decrease in utilization rates for the year ended December 31, 2008 as compared to the nine months ended December 31, 2007.

In addition to high commodity prices, we attribute our relatively high utilization rates to a strong sales effort, quality equipment, good field and operations personnel, a disciplined safety approach, and our generally successful performance of turnkey operations during periods of reduced demand for drilling rigs.

We devote substantial resources to maintaining and upgrading our rig fleet. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of our rigs and improve their operating performance. Upgrades for the nine months ended December 31, 2007 primarily focused on: replacing older engines with more modern, efficient engines; upgrading to higher horsepower mud pumps; upgrading to modern mud cleaning systems on some of our drilling rigs; and adding iron roughnecks to approximately 30 of our drilling rigs.

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

In addition, the availability of drilling rigs capable of working affects our revenue rates and utilization rates. Until the quarter ended December 31, 2006, our industry experienced a shortage of drilling rigs leading to revenue rates and utilization rates that were at historically high levels. However, our industry is currently experiencing an excess drilling rig supply due to new construction and refurbishments. This condition may correct itself over time if older drilling rigs are retired and if the outlook for oil and gas pricing improves and results in an increase in drilling activity.

On February 8, 2008, the spot price for West Texas Intermediate crude oil was $91.77, the spot price for Henry Hub natural gas was $8.06 and the Baker Hughes land rig count was 1,677, a 3% increase from 1,622 on February 9, 2007. Since October 1, 2006, the Baker Hughes land rig count has been between 1,586 and 1,739.

The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas and the average weekly domestic land rig count, per the Baker Hughes land rig count, for the nine months ended December 31, 2007 and each of the previous five years ended March 31st were:

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006	2005	2004	2003

Oil (West Texas Intermediate)	$77.42	$64.96	$59.94	$45.04	$31.47	$29.27
Natural Gas (Henry Hub)	$6.82	$6.53	$9.10	$5.99	$5.27	$4.24
U.S. Land Rig Count	1,684	1,589	1,329	1,110	964	723

Most of our customers drill in search of natural gas; however, we currently operate 5 rigs in the Williston Basin of the Rocky Mountains and 3 rigs in Colombia, where our customers drill in search of oil.

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

The asset “contract drilling in progress” represents revenues we have recognized in excess of amounts billed on contracts in progress. The asset “prepaid and other current assets” includes deferred mobilization costs for certain drilling contracts. The liability “prepaid drilling contracts” represents deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized.

Asset impairments — We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates, our rig utilization rates, cash flows from our drilling rigs, current oil and gas prices and trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future net cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair market value. A one percent write-down in the cost of our drilling equipment, at December 31, 2007, would have resulted in a corresponding decrease in our net earnings of approximately $3.6 million for the nine months ended December 31, 2007.

Deferred taxes — We provide deferred taxes for the basis differences in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, foreign net operating loss carryforwards, employee benefit and other accrued liabilities which are deducted in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs over 5 to 15 years and refurbishments over 3 to 5 years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over 5 years. Therefore, in the first 5 years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After 5 years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Accounting estimates — We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements.

We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the nine months ended December 31, 2007, we experienced losses on 12 of the 71 turnkey and footage contracts completed, with losses of less than $25,000 each on 7 contracts and losses ranging from $25,000 to $65,000 each on the remaining 5 contracts. During the nine months ended December 31, 2006, we experienced losses on 6 of 44 footage contracts completed, and those losses were each less than $25,000. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had 1 turnkey and 4 footage contracts in progress at December 31, 2007, which were completed prior to the release of the financial statements included in this report. Our contract drilling in progress totaled $7.9 million at December 31, 2007. Of that amount accrued, turnkey and footage contract revenues were $.7 million. The remaining balance of $7.2 million related to the revenue recognized but not yet billed on daywork contracts in progress at December 31, 2007. At March 31, 2007, drilling in progress totaled $9.8 million, of which $.3 million related to footage contracts and $9.5 million related to daywork contracts.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We recorded bad debt expense of $2.6 million during the nine months ended December 31, 2007 and wrote off a $3.6 million accounts receivable balance that we do not expect to recover from a customer in bankruptcy. We had no allowance for doubtful accounts at December 31, 2007. At March 31, 2007, our allowance for doubtful accounts was $1.0 million.

Another critical estimate is our determination of the useful lives of our depreciable assets, which directly affects our determination of depreciation expense and deferred taxes. A decrease in the useful life of our drilling equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from 3 to 15 years. We record the same depreciation expense whether a rig is idle or working. Our estimates of the useful lives of our drilling, transportation and other equipment are based on our more than 35 years of experience in the drilling industry with similar equipment.

As of December 31, 2007, we had foreign net operating losses for tax purposes and other tax benefits available to reduce future taxable income in a foreign jurisdiction. The valuation allowance in the amount of $4.0 million offsets in part our foreign net operating losses and other tax benefits. In assessing the realizability of our foreign deferred tax assets, we recognized a tax benefit to the extent of taxable income we expect to earn over the terms of three existing drilling contracts in the foreign jurisdiction. The terms of these contracts expire in February 2008, May 2008 and February 2009. If one or more of these contracts are extended or renewed or new contracts are entered into, then we expect to recognize additional tax benefits to the extent projected future taxable income increases. The foreign net operating loss has an indefinite carryforward period.

Our accrued insurance premiums and deductibles as of December 31, 2007 include accruals of approximately $.8 million and $7.6 million for costs incurred under the self-insurance portion of our health insurance and under our workers’ compensation insurance, respectively. We have a deductible of (1) $125,000 per covered individual per year under the health insurance and (2) $250,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we do not have a deductible. Our deductible under our workers’ compensation insurance increased to $500,000 in October 2007. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by the insurance companies that provide claims processing services and estimates provided by a professional actuary.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from eight rigs in August 2000 to 69 rigs as of February 8, 2008. We have financed this growth with a combination of cash flows from operations, debt and equity financing. We have raised additional equity for growth nine times since January 2000. We plan to continue to grow our rig fleet, continue our international expansion and diversify into other oilfield sector services beginning with our acquisition of the WEDGE Companies that is expected to close before March 31, 2008. We expect to finance the acquisition of the WEDGE Companies through a combination of existing cash and a new, 5 year, senior revolving credit facility of up to $350 million. We may finance additional growth and expansion opportunities with new debt and equity financing.

We have a $20 million credit facility with Frost National Bank consisting of a $10 million revolving line and letter of credit facility and a $10 million acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (7.25% at December 31, 2007) or, at our option, at LIBOR plus a percentage ranging from 1.5% to 2.25%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our U.S. drilling rigs and associated equipment and receivables. At December 31, 2007, we had no borrowings under the acquisition facility and we had used $8 million of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $2 million. Both the revolving line and letter of credit facility and acquisition facility are scheduled to mature in October 2008. However, we expect to replace the existing $20 million credit facility prior to maturity with the new senior revolving credit facility that we expect to enter into for the acquisition of the WEDGE Companies.

In January 2008, we invested $16.5 million in auction rate securities which are private placement securities with long-term nominal maturities for which the interest rates are reset through a “Dutch” auction each week. These auction rate securities are collateralized by securities issued by municipalities. The weekly auctions historically have provided a liquid market for these securities. Due to liquidity issues in global credit and capital markets, our auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale have exceeded purchase orders. The result of failed auctions is that these auction rate securities continue to pay interest in accordance with their terms. Liquidity will be limited until there is a successful auction or until such time as other markets for auction rate securities develop. As a result of these events, we are evaluating the extent of any impairment in the value of our auction rate securities that may result from this lack of liquidity. At this time, we are not able to quantify the amount of such impairment, if any, which would result in an impairment charge that would need to be recorded in the quarter ending March 31, 2008. We believe that any lack of liquidity relating to our auction rate securities will not have an impact on our ability to fund our operations.

Uses of Capital Resources

For the nine months ended December 31, 2007 and the year ended March 31, 2007, the additions to our property and equipment consisted of the following:

	Nine Months
	Ended	Year Ended
	December 31, 2007	March 31, 2007
	(In thousands)

Drilling rigs	$59,582	$74,457
Other drilling equipment	64,767	63,660
Transportation equipment	3,057	7,597
Other	632	1,516

	$128,038	$147,230

Property and equipment additions for the nine months ended December 31, 2007 include $1.9 million of purchases recorded in accounts payable at December 31, 2007. Property and equipment additions for the year ended March 31, 2007 include $2.7 million of purchases recorded in accounts payable at March 31, 2007.

As of March 31, 2007, we were constructing one 1000-horsepower mechanical rig. We placed this rig into service in April 2007 and incurred $2.2 million of rig construction costs during the nine months ended December 31, 2007. In addition, we incurred $56.2 million during the nine months ended December 31, 2007 to purchase and upgrade the 3 drilling rigs acquired for expansion into international markets.

For the fiscal year ending December 31, 2008, we project capital expenditures excluding new rig construction and acquisitions to be approximately $64.3 million, comprised of routine rig capital expenditures of approximately $19.8 million, rig upgrade expenditures of approximately $18.6 million (including approximately $9.6 million for iron roughnecks), tubular capital expenditures of approximately $12 million, capital expenditures for our Colombian operations of approximately $7.4 million, spare equipment expenditures of approximately $2.5 million, transportation equipment expenditures of approximately $3.3 million, and other capital expenditures of approximately $.7 million. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements.

Working Capital

Our working capital was $99.8 million at December 31, 2007, compared to $124.1 million at March 31, 2007. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 3.4 at December 31, 2007, compared to 4.6 at March 31, 2007.

Our operations have historically generated cash flows sufficient to at least meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our contracts are turnkey and footage contracts, our short-term working capital needs could increase. If necessary, we can defer rig upgrades to improve our cash position. We expect to finance the acquisition of the WEDGE Companies for $303 million through a combination of existing cash and a new, 5 year, senior revolving credit facility of up to

$350 million led by Wells Fargo Bank, N.A. and Fortis Merchant Banking. The closing of the acquisition, which is expected before March 31, 2008, is subject to obtaining certain regulatory approvals, our receipt of financing and other customary closing conditions. We believe our cash generated by operations and our ability to borrow under the unused portion of either our current credit facility or the new senior revolving credit facility should allow us to meet our routine financial obligations for at least the next twelve months.

The changes in the components of our working capital were as follows:

	December 31, 2007	March 31, 2007	Change
	(In thousands)

Cash and cash equivalents	$76,703	$84,945	$(8,242)
Trade receivables, net	46,759	54,206	(7,447)
Contract drilling in progress	7,861	9,837	(1,976)
Income tax receivable	611	3,492	(2,881)
Deferred income taxes	3,670	2,175	1,495
Inventory	1,180	—	1,180
Prepaid expenses	5,073	3,653	1,420

Current assets	141,857	158,308	(16,451)

Accounts payable	21,424	$18,626	2,798
Prepaid drilling contracts	1,933	—	1,933
Accrued payroll and related employee costs	5,172	7,086	(1,914)
Accrued insurance premiums and deductibles	9,548	6,754	2,794
Other accrued expenses	3,973	1,753	2,220

Current liabilities	42,050	34,219	7,831

Working capital	$99,807	$124,089	$(24,282)

The decrease in cash and cash equivalents was primarily due to property and equipment expenditures of $126.2 million during the nine months ended December 31, 2007. This decrease in cash and cash equivalents was partially offset by $115.5 million of net cash provided by operating activities.

The decrease in our receivables and contract drilling in progress at December 31, 2007 from March 31, 2007, was due to a $744 per day decrease in average revenue rates and a 5% decrease in average utilization rates during the quarter ended December 31, 2007, compared to the quarter ended March 31, 2007.

The decrease in our income tax receivable is due to the collection of an income tax refund that resulted from an excess tax deposit for our fiscal year ended March 31, 2007.

During the nine months ended December 31, 2007, we began maintaining inventories of replacement parts and supplies for our drilling rigs operating in Colombia to ensure efficient operations in geographically remote areas.

Most of our prepaid expenses as of December 31, 2007 and March 31, 2007 consisted of prepaid insurance. We renew and pay most of our insurance premiums in late October of each year and some in April of each year. At March 31, 2007, we had amortized 5 months of October insurance premiums, compared to 2 months of amortization as of December 31, 2007. Prepaid expenses also increased due to deferred mobilization costs relating to our drilling contracts in Colombia. Mobilization costs are deferred and recognized over the term of the related drilling contract.

The increase in accounts payable at December 31, 2007, as compared to March 31, 2007, was primarily due to a $367 per day increase in average drilling costs during the quarter ended December 31, 2007, as compared to the quarter ended March 31, 2007.

The increase in prepaid drilling contracts as of December 31, 2007, as compared to March 31, 2007, was due to amounts billed for mobilization revenues on our Colombian drilling contracts in excess of revenue recognized. Mobilization billings are deferred and the associated revenues are recognized over the term of the underlying drilling contract.

The decrease in accrued payroll and related employee costs was primarily due to a decrease in accrued bonuses for the nine months ended December 31, 2007, as compared to the year ended March 31, 2007.

The increase in accrued insurance premiums and deductibles was primarily due to increases in costs incurred for the self-insurance portion of our health and workers compensation insurance during the nine months ended December 31, 2007, as compared to March 31, 2007.

The increase in other accrued expenses at December 31, 2007, as compared to March 31, 2007, was primarily due to accruals for property taxes. The majority of property taxes are paid in January of each year, so the accrual increases each quarter until the property taxes are paid.

Long-term Debt

We had no long-term debt outstanding at December 31, 2007. See “Sources of Capital Resources” for a description of our credit facility.

Contractual Obligations

The following table includes all our contractual obligations of the types specified below at December 31, 2007.

	Payments Due by Period
Contractual		Less than 1	1-3	4-5	More than 5
Obligations	Total	year	years	years	years
	(In thousands)

Purchase Obligations	$3,690	$3,690	$—	$—	$—
Operating Lease Obligations	1,605	371	573	437	224

Total	$5,295	$4,061	$573	$437	$224

Debt Requirements

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility is limited to 75% of our eligible accounts receivable, not to exceed $10.0 million. Therefore, if 75% of our eligible accounts receivable was less than $10.0 million, our ability to draw under this line would be reduced. At December 31, 2007, we had no outstanding advances under this line of credit, we had outstanding letters of credit of $8.0 million and 75% of our eligible accounts receivable was $32.4 million. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

Our credit facility contains various covenants pertaining to a debt to total capitalization ratio, operating leverage ratio and fixed charge coverage ratio and restricts us from paying dividends. We determine compliance with the ratios on a quarterly basis, based on the previous four quarters. Events of default, which could trigger an early repayment requirement, include, among others:

•	our failure to make required payments;

•	any sale of assets by us not permitted by the credit facility;

•	our failure to comply with financial covenants related to a debt to total capitalization ratio not to exceed 0.2 to 1, an operating leverage ratio of not more than 2.5 to 1, and a fixed charge coverage ratio of not less than 1.5 to 1;

•	our incurrence of additional indebtedness in excess of $3.0 million, to the extent not otherwise allowed by the credit facility;

•	any event which results in a change in the ownership of at least 40% of all classes of our outstanding capital stock; and

•	any payment of cash dividends on our common stock.

We expect to finance the acquisition of the WEDGE Companies for $303 million through a combination of existing cash and a new, 5 year, senior revolving credit facility of up to $350 million led by Wells Fargo Bank, N.A. and Fortis Merchant Banking. The closing of the acquisition, which is expected before March 31, 2008, is subject to obtaining certain regulatory approvals, our receipt of financing and other customary closing conditions. The new senior revolving credit facility will replace our existing $20 million credit facility with Frost National Bank and will contain various new debt requirements and covenants.

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

For the nine months ended December 31, 2007 and 2006, and the years ended March 31, 2007 and 2006, the percentages of our drilling revenues by type of contract were as follows:

	Nine Months Ended		Years Ended
	December 31,		March 31,
	2007	2006	2007	2006

Daywork Contracts	93%	97%	96%	89%
Turnkey Contracts	2%	—	1%	4%
Footage Contracts	5%	3%	3%	7%

We had 1 turnkey contract and 4 footage contracts in progress at December 31, 2007. We had no turnkey contracts in progress at March 31, 2007 or at March 31, 2006. We had 2 footage contracts in progress at both March 31, 2007 and March 31, 2006.

Statements of Operations Analysis — Nine Months Ended December 31, 2007 Compared with the Nine Months Ended December 31, 2006

The following table provides information about our operations for the nine months ended December 31, 2007 and December 31, 2006.

	Nine Months Ended
	December 31,
	2007	2006
	(In thousands)

Contract drilling revenues:
Daywork contracts	$292,617	$302,272
Turnkey contracts	4,979	—
Footage contracts	16,288	10,559

Total contract drilling revenues	$313,884	$312,831

Contract drilling costs:
Daywork contracts	$179,521	$156,479
Turnkey contracts	3,168	—
Footage contracts	12,907	7,538

Total contract drilling costs	$195,596	$164,017

Drilling margin:
Daywork contracts	$113,096	$145,793
Turnkey contracts	1,811	—
Footage contracts	3,381	3,021

Total drilling margin	$118,288	$148,814

Revenue days by type of contract:
Daywork contracts	15,203	15,084
Turnkey contracts	118	—
Footage contracts	968	643

Total revenue days	16,289	15,727

EBITDA	$104,241	$139,548

Contract drilling revenue per revenue day	$19,270	$19,891
Contract drilling costs per revenue day	$12,008	$10,429
Drilling margin per revenue day	$7,262	$9,462
Rig utilization rates	89%	97%
Average number of rigs during the period	66.7	59.6

We present drilling margin and earnings before interest, taxes, depreciation and amortization (EBITDA) information because we believe it provides investors and our management additional information to assist them in assessing our business and performance in comparison to other companies in our industry. Since drilling margin and EBITDA are “non-GAAP” financial measure under the rules and regulations of the SEC, we are providing the following reconciliation of drilling margin and EBITDA to net earnings, which is the nearest comparable GAAP financial measure.

	Nine Months Ended
	December 31,
	2007	2006
	(In thousands)

Reconciliation of drilling margin and EBITDA to net earnings:
Drilling margin	$118,288	$148,814
General and administrative expense	(11,564)	(8,516)
Bad debt expense	(2,612)	(800)
Other income	129	50

EBITDA	104,241	139,548

Income tax expense	(18,129)	(37,341)
Interest income (expense), net	2,385	2,874
Depreciation and amortization	(48,852)	(38,120)

Net earnings	$39,645	$66,961

Our contract drilling revenues grew by $1.1 million, or .3%, for the nine months ended December 31, 2007 from the nine months ended December 31, 2006, due to a 4% increase in revenue days due to an increase in the number of rigs in our fleet. The overall increase was partially offset by a decrease in contract drilling revenues of $621 per day, or 3%, resulting from a reduced demand for drilling rigs.

Our contract drilling costs grew by $31.6 million, or 19%, during the nine months ended December 31, 2007 from the corresponding period in 2006, primarily due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet. Our contract drilling costs per revenue day increased by $1,579, or 15%, during the nine months ended December 31, 2007 from the corresponding period in 2006, primarily due to higher payroll and higher repairs and maintenance expenses. Contract drilling costs also increased due to a shift to more turnkey and footage revenue days as a percentage of total revenue days. Turnkey and footage revenue days represented 7% of total revenue days during the nine months ended December 31, 2007, compared to 4% during the nine months ended December 31, 2006. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly add to drilling costs when compared to daywork contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

Our general and administrative expense for the nine months ended December 31, 2007 increased by $3.0 million, or 36%, compared to the corresponding period in 2006. The increase resulted from $1.1 million in additional compensation-related expenses for salaries, bonuses, relocation benefits and stock options incurred for existing and new employees in our corporate office. Professional and consulting expenses increased $1.1 million during the nine months ended December 31, 2007. In addition, we incurred $.3 million of additional general and administrative expenses during the nine months ended December 31, 2007 relating to the commencement of our Colombian operations.

Our depreciation and amortization expenses for the nine months ended December 31, 2007 increased by $10.7 million, or 28%, compared to the corresponding period in 2006. These increase in 2007 over 2006 resulted primarily from an increase in the average size of our rig fleet, which increases consisted entirely of newly constructed rigs. The higher costs of our new rigs increased our average depreciation costs per revenue day by $575 to $2,999 from $2,424 during the nine months ended December 31, 2007, compared to the corresponding period in 2006.

Interest income for the nine months ended December 31, 2007 decreased by $.5 million, or 16%, compared to the corresponding period in 2006 due to lower average cash and cash equivalents balances during the nine months ended December 31, 2007 as compared to the corresponding period in 2006. Average cash and cash equivalents balances were $74.2 million and $85.8 million during the nine months ended 2007 and 2006, respectively.

Our contract land drilling operations are subject to various federal and state laws and regulations designed to protect the environment. Maintaining compliance with these regulations is part of our day-to-day operating procedures. We monitor each of our yard facilities and each of our rig locations on a day-to-day basis for potential environmental spill risks. In addition, we maintain a spill prevention control and countermeasures plan for each yard facility and each rig location. The costs of these procedures represent only a small portion of our routine employee training, equipment maintenance and job site maintenance costs. We estimate the annual compliance costs for this program to be approximately $.4 million. We are not aware of any potential environmental clean-up obligations that would have a material adverse effect on our financial condition or results of operations.

Our effective income tax rates of 31.4% and 35.8% for the nine months ended December 31, 2007 and 2006, respectively, differ from the federal statutory rate of 35% due to tax benefits in foreign jurisdictions, tax benefits recognized for a previously unrecognized tax position, permanent differences and state income taxes.

Statements of Operations Analysis — Year Ended March 31, 2007 Compared to the Year Ended March 31, 2006

The following table provides information about our operations for the years ended March 31, 2007 and March 31, 2006.

	Years Ended March 31,
	2007	2006
	(In thousands)

Contract drilling revenues:
Daywork contracts	$399,188	$252,103
Turnkey contracts	3,445	10,830
Footage contracts	13,545	21,215

Total contract drilling revenues	$416,178	$284,148

Contract drilling costs:
Daywork contracts	$211,334	$143,130
Turnkey contracts	2,615	7,449
Footage contracts	10,474	15,632

Total contract drilling costs	$224,423	$166,211

Drilling margin:
Daywork contracts	$187,854	$108,973
Turnkey contracts	830	3,381
Footage contracts	3,071	5,583

Total drilling margin	$191,755	$117,937

Revenue days by type of contract:
Daywork contracts	19,995	16,138
Turnkey contracts	81	558
Footage contracts	854	1,468

Total revenue days	20,930	18,164

EBITDA	$179,890	$111,368

Contract drilling revenue per revenue day	$19,884	$15,643
Contract drilling costs per revenue day	$10,723	$9,151
Drilling margin per revenue day	$9,162	$6,493
Rig utilization rates	95%	95%
Average number of rigs during the period	60.8	52.3

We present drilling margin and EBITDA information because we believe it provides investors and our management additional information to assist them in assessing our business and performance in comparison to other companies in our industry. Since drilling margin and EBITDA are “non-GAAP” financial measure under the rules and regulations of the SEC, we are providing the following reconciliation of drilling margin and EBITDA to net earnings, which is the nearest comparable GAAP financial measure.

	Years Ended March 31,
	2007	2006
	(In thousands)

Reconciliation of drilling margin and EBITDA to net earnings:
Drilling margin	$191,755	$117,937
General and administrative expense	(11,123)	(6,792)
Bad debt (expense) recovery	(800)	152
Other income	58	71

EBITDA	179,890	111,368

Income tax expense	(46,609)	(29,247)
Interest income (expense), net	3,755	1,833
Depreciation and amortization	(52,856)	(33,388)

Net earnings	$84,180	$50,566

Our contract drilling revenues grew by $132.0 million, or 46%, in the year ended March 31, 2007 from the year ended March 31, 2006, primarily due to an improvement of $4,241 per day in average rig revenue rates resulting from an increase in demand for drilling rigs and the 15% increase in revenue days that primarily resulted from an increase in the number of rigs in our fleet.

Our contract drilling costs grew by $58.2 million, or 35%, in the year ended March 31, 2007 from the year ended March 31, 2006, primarily due to an increase in average drilling costs per revenue day of $1,572, and an increase in the number of revenue days resulting from the increase in the number of rigs in our fleet. The increase in average drilling costs per revenue day was primarily attributable to an increase in wage rates for rig personnel and an increase in supplies, repairs and maintenance expenses.

Our general and administrative expenses increased by $4.3 million, or 64%, in the year ended March 31, 2007 from the year ended March 31, 2006. The increase resulted primarily from stock-based compensation costs and an increase in payroll and bonus accrual costs. Effective April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, and, as a result, recognized $2.5 million of stock-based compensation expense in general and administrative expense in the year ended March 31, 2007. See the “Stock-based Compensation” section of Note 1 to the consolidated financial statements included in this report for additional information. Payroll and bonus accrual costs increased by $1.4 million in the year ended March 31, 2007, due to pay raises and an increase in the number of employees in our corporate office as compared to the year ended March 31, 2006.

Our depreciation and amortization expense in the year ended March 31, 2007 increased by $19.5 million, or 58%, from the year ended March 31, 2006. The increase in 2007 over 2006 resulted from our addition of 10 drilling rigs and related equipment in 2007 at a cost of approximately $91.4 million and rig upgrade costs of $19.9 million. The higher costs of our new rigs increased our average depreciation costs per revenue day by $687 to $2,525 in the year ended March 31, 2007 from $1,838 in the year ended March 31, 2006.

Interest income increased by $1.9 million, or 105%, in the year ended March 31, 2007 from the year ended March 31, 2006 due to higher average cash and cash equivalents balances during the year ended March 31, 2007 as compared to 2006. Average cash and cash equivalents balances were $85.7 million during the year ended March 31, 2007 and $56.5 million in 2006.

Our effective income tax rates of 35.6% for the year ended March 31, 2007, and 36.6% for the year ended March 31, 2006, differ from the federal statutory rate of 35% for each fiscal year, due to permanent differences and state income taxes. Permanent differences are costs included in results of operations in the accompanying financial statements which are not fully deductible for federal income tax purposes. During the quarter ended June 30, 2006, we recognized a nonrecurring increase in income tax expense and deferred income taxes of $.4 million, due to the effects of changes in Texas franchise taxes on the future reversals of temporary differences. The Texas franchise tax changes became effective June 1, 2006. At March 31, 2005, we had net operating loss carryforwards for income tax purposes of $16.5 million, which were fully utilized in fiscal year 2006.

Inflation

Due to the increased rig count in each of our market areas, availability of personnel to operate our rigs is limited. In April 2005, January 2006 and May 2006, we raised wage rates for our rig personnel by an average of 6%, 6% and 14%, respectively. We were able to pass these wage rate increases on to our customers based on contract terms. We currently do not anticipate additional wage rate increases in the year ending December 31, 2008.

We are experiencing increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide demand for equipment, supplies and service. We estimate these costs increased by 10% to 15% in the nine months ended December 31, 2007. We expect similar cost increases during the year ended December 31, 2008 as rig counts are expected to remain at historically high levels.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 effective April 1, 2007. The adoption of FIN No. 48 had no material impact on our financial position or results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157, as issued, was effective for financial statement issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption to have a material impact on our financial position or results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) which replaces SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk from changes in interest rates primarily relates to our cash equivalents, which consist of investments in highly liquid debt instruments denominated in U.S. dollars. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We are also subject to market risk exposure related to changes in interest rates on floating rate debt we may incur under our credit facility. However, at December 31, 2007, we had no outstanding borrowings under our credit facility.

Foreign Currency Risk

Our international operations in Colombia expose us to movements in currency exchange rates, which may be volatile at times. The economic impact of currency exchange rate movements is complex because changes are often linked to various real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to change our financing and operating strategies.

During the nine months ended December 31, 2007, we began operating 2 drilling rigs in Colombia that generated 3% of our total revenue. We estimate, based upon our net income for our Colombian operations for the nine months ended December 31, 2007, a 10% change in foreign currency exchange rates would not have resulted in a material impact to consolidated net income.

We do not currently use derivative financial instruments to hedge against interest rate risk or foreign currency risk.

Item 8.	Financial Statements and Supplementary Data

PIONEER DRILLING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of December 31, 2007 and March 31, 2007	44
Consolidated Statements of Operations for the Nine Months Ended December 31, 2007 and the Years Ended March 31, 2007, and 2006	45
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine Months Ended December 31, 2007 and the Years Ended March 31, 2007, and 2006	46
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2007 and the Years Ended March 31, 2007, and 2006	47
Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pioneer Drilling Company:

We have audited the accompanying consolidated balance sheets of Pioneer Drilling Company and subsidiaries as of December 31, 2007 and March 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the nine months ended December 31, 2007 and for each of the years in the two-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Drilling Company and subsidiaries as of December 31, 2007 and March 31, 2007, and the results of their operations and their cash flows for the nine months ended December 31, 2007 and for each of the years in the two-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, effective April 1, 2006, and the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

San Antonio, Texas
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Pioneer Drilling Company:

We have audited Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pioneer Drilling Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pioneer Drilling Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Drilling Company as of December 31, 2007 and March 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the nine months ended December 31, 2007 and for each of the years in the two-year period ended March 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

San Antonio, Texas
February 26, 2008

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2007	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$76,703	$84,945
Receivables:
Trade, net	46,759	54,206
Contract drilling in progress	7,861	9,837
Income tax receivable	611	3,492
Deferred income taxes	3,670	2,175
Inventory	1,180	—
Prepaid expenses	5,073	3,653

Total current assets	141,857	158,308

Property and equipment, at cost:
Drilling rigs and equipment	553,864	441,072
Transportation equipment	18,676	15,941
Land, buildings and other	6,157	5,736

	578,697	462,749
Less accumulated depreciation and amortization	161,675	119,848

Net property and equipment	417,022	342,901
Deferred income taxes	573	—
Intangible and other assets	760	286

Total assets	$560,212	$501,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,424	$18,626
Prepaid drilling contracts	1,933	—
Accrued expenses:
Payroll and related employee costs	5,172	7,086
Insurance premiums and deductibles	9,548	6,754
Other	3,973	1,753

Total current liabilities	42,050	34,219
Non-current liabilities	254	346
Deferred income taxes	46,836	38,821

Total liabilities	89,140	73,386

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,650,978 shares and 49,628,478 shares issued and outstanding at December 31, 2007 and March 31, 2006, respectively	4,965	4,963
Additional paid-in capital	294,922	291,607
Accumulated earnings	171,185	131,539

Total shareholders’ equity	471,072	428,109

Total liabilities and shareholders’ equity	$560,212	$501,495

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006
	(In thousands, except per share data)

Contract drilling revenues	$313,884	$416,178	$284,148

Costs and expenses:
Contract drilling	195,596	224,423	166,211
Depreciation and amortization	48,852	52,856	33,388
General and administrative	11,564	11,123	6,792
Bad debt expense (recovery)	2,612	800	(152)

Total operating costs and expenses	258,624	289,202	206,239

Income from operations	55,260	126,976	77,909

Other income (expense):
Interest expense	(16)	(73)	(236)
Interest income	2,401	3,828	2,069
Other	129	58	71

Total other income	2,514	3,813	1,904

Income before income taxes	57,774	130,789	79,813
Income tax expense	(18,129)	(46,609)	(29,247)

Net earnings	$39,645	$84,180	$50,566

Earnings per common share — Basic	$0.80	$1.70	$1.08

Earnings per common share — Diluted	$0.79	$1.68	$1.06

Weighted average number of shares outstanding — Basic	49,645	49,603	46,808

Weighted average number of shares outstanding — Diluted	50,201	50,132	47,506

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Additional		Total
	Shares	Amount	Paid In	Accumulated	Shareholders’
	Common	Common	Capital	Earnings (Deficit)	Equity
	(In thousands)

Balance as of March 31, 2005	45,893	$4,589	$220,232	$(3,206)	$221,615
Comprehensive income:
Net earnings	—	—	—	50,567	50,567

Total comprehensive income	—	—	—	—	50,567

Issuance of common stock for:
Sale, net of related expenses of $968	3,000	300	61,402	—	61,702
Exercise of options and related income tax benefits of $4,010	699	70	6,722	—	6,792

Balance as of March 31, 2006	49,592	4,959	288,356	47,361	340,676
Comprehensive income:
Net earnings	—	—	—	84,179	84,179

Total comprehensive income	—	—	—	—	84,179

Issuance of common stock for:
Exercise of options and related income tax benefits of $24	37	4	190	—	194
Stock-based compensation expense	—	—	3,061	—	3,061

Balance as of March 31, 2007	49,629	4,963	291,607	131,540	428,110
Comprehensive income:
Net earnings	—	—	—	39,645	39,645

Total comprehensive income	—	—	—	—	39,645

Issuance of common stock for:
Exercise of options and related income tax benefits of $54	22	2	158	—	160
Stock-based compensation expense	—	—	3,157	—	3,157

Balance as of December 31, 2007	49,651	$4,965	$294,922	$171,185	$471,072

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$39,645	$84,180	$50,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,852	52,856	33,388
Allowance for doubtful accounts	2,612	800	(152)
Loss on dispositions of property and equipment	2,809	5,760	2,895
Stock-based compensation expense	3,157	3,061	—
Deferred income taxes	5,947	10,653	14,279
Change in other assets	(519)	20	209
Change in non-current liabilities	(92)	(41)	(12)
Changes in current assets and liabilities:
Receivables	9,692	(23,170)	(13,540)
Inventory	(1,180)	—	—
Prepaid expenses	(1,420)	(1,445)	(331)
Accounts payable	919	(137)	419
Income tax payable	—	(6,843)	6,639
Prepaid drilling contracts	1,933	(140)	(33)
Accrued expenses	3,100	5,976	2,757

Net cash provided by operating activities	115,455	131,530	97,084

Cash flows from financing activities:
Proceeds from exercise of options	107	174	6,792
Proceeds from common stock, net of offering cost of $968 in 2006	—	—	61,702
Payments of debt	—	—	(18,860)
Excess tax benefit of stock option exercises	54	27	—

Net cash provided by financing activities	161	201	49,634

Cash flows from investing activities:
Purchases of property and equipment	(126,158)	(144,507)	(128,871)
Proceeds from sale (purchase) of marketable securities, net	—	—	1,000
Proceeds from sale of property and equipment	2,300	6,547	2,654

Net cash used in investing activities	(123,858)	(137,960)	(125,217)

Net increase (decrease) in cash and cash equivalents	(8,242)	(6,229)	21,501
Beginning cash and cash equivalents	84,945	91,174	69,673

Ending cash and cash equivalents	$76,703	$84,945	$91,174

Supplementary disclosure:
Interest paid	$15	$104	$407
Income tax paid	$9,473	$46,258	$4,322
Tax benefit from exercise of nonqualified options	$—	$—	$4,010

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Business and Principles of Consolidation

Pioneer Drilling Company provides contract land drilling services to its customers in select oil and natural gas exploration and production regions in the United States and Colombia. As of December 31, 2007, our rig fleet consisted of 66 operating drilling rigs, 17 of which were operating in our South Texas division, 20 of which were operating in our East Texas division, 10 of which were operating in our North Texas division, 6 of which were operating in our Western Oklahoma division, 11 of which were operating in our Rocky Mountain division consisting of locations in Utah and North Dakota and 2 of which were operating internationally in Colombia. Not included in our 66 operating rig count is a 1000 horsepower rig that began operations in Colombia on February 20, 2008 and 2 additional rigs that we plan to deploy for further expansion into international markets.

We conduct our operations in the United States through our principal operating subsidiary, Pioneer Drilling Services, Ltd. and we conduct our operations in Colombia through Pioneer de Colombia SDAD, Ltda, Surcusal Colombia. The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In December 2007, our Board of Directors approved a change in our fiscal year end from March 31st to December 31st. The fiscal year end change was effective December 31, 2007 and resulted in a nine month reporting period from April 1, 2007 to December 31, 2007. We implemented the fiscal year end change to align our United States reporting period with the required Colombian statutory reporting period as well as the reporting periods of peer companies in the industry.

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of the valuation allowance for deferred taxes and our determination of depreciation and amortization expense.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of February 8, 2008, we had 19 contracts with terms of 6 months to 3 years in duration, of which 9 will expire by August 9, 2008, 6 have a remaining term of 6 to 12 months, 2 have a remaining term of 12 to 18 months and 2 have a remaining term in excess of 18 months.

Income Taxes

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” we follow the asset and liability method of accounting for income taxes, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table illustrates the pro forma effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS 123R for the year ended March 31, 2006 (amounts in thousands, except per share data):

Net earnings — as reported	$50,566
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,894)

Net earnings — pro forma	$48,672

Net earnings per share — as reported — basic	$1.08
Net earnings per share — as reported — diluted	$1.06
Net earnings per share — pro forma — basic	$1.04
Net earnings per share — pro forma — diluted	$1.02

As a result of adopting SFAS 123R on April 1, 2006, our income before income taxes, net earnings and basic and diluted earnings per common share for the fiscal year ended March 31, 2007 were $3.1 million, $2.0 million and $.04 per share lower, respectively, than if we had continued to account for stock-based compensation under APB 25 for our stock option grants. Compensation costs of approximately $2.5 million and $.5 million for stock options were recognized in general and administrative expense and contract drilling costs, respectively, for the fiscal year ended March 31, 2007. Approximately $.3 million of the compensation costs included in general and administrative expense relate to stock options granted to outside directors that vested immediately upon grant pursuant to our stock option plans. In accordance with SFAS 123R, the entire compensation cost has been recognized for stock options that are fully vested at the grant date.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation costs of approximately $2.5 million and $.7 million for stock options were recognized in general and administrative expense and contract drilling costs, respectively, for the nine months ended December 31, 2007. Approximately $.4 million of the compensation costs included in general and administrative expense relate to stock options granted to outside directors that vested immediately upon grant pursuant to our stock option plans.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. In accordance with SFAS 123R, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows. There were 22,500 stock options exercised during the nine months ended December 31, 2007.

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

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss including all costs that are included in our revised estimated cost to complete that contract in our consolidated statement of operations for that reporting period.

The asset “contract drilling in progress” represents revenues we have recognized in excess of amounts billed on contracts in progress. The asset “prepaid and other current assets” includes deferred mobilization costs for certain drilling contracts. The liability “prepaid drilling contracts” represents deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized.

Foreign Currencies

Our functional currency for our foreign subsidiary in Colombia is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. Gains and losses from remeasurement of foreign currency financial statements into U.S. dollars and from foreign currency transactions are included in other income or expense.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in corporate and government money market accounts. Cash equivalents at December 31, 2007 and March 31, 2007 were $69.0 million and $84.9 million, respectively.

Trade Accounts Receivable

We record trade accounts receivable at the amount we invoice our customers. These accounts do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable as of the balance sheet date. We determine the allowance based on the credit worthiness of our customers and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. We review our allowance for doubtful accounts monthly. Balances more than 90 days past due are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all reasonable means of collection and determined that the potential for recovery is remote. We do not have any off-balance sheet credit exposure related to our customers. We recorded bad debt expense of $2.6 million during the nine months ended December 31, 2007 and wrote off a $3.6 million accounts receivable balance that we do not expect to recover from a customer in bankruptcy. We had no allowance for doubtful accounts at December 31, 2007. At March 31, 2007, our allowance for doubtful accounts was $1.0 million.

Prepaid Expenses

Prepaid expenses include items such as insurance, rent deposits and fees. We routinely expense these items in the normal course of business over the periods these expenses benefit. Prepaid expenses also include deferred mobilization costs for certain drilling contracts that are recognized on a straight line basis over the contract term.

Inventories

Inventories are primarily replacement parts and supplies held for use in our drilling operations. Inventories are valued at the lower of cost (first in, first out or actual) or market value.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

We provide for depreciation of our drilling, transportation and other equipment using the straight-line method over useful lives that we have estimated and that range from 3 to 15 years. We record the same depreciation expense whether a rig is idle or working.

We charge our expenses for maintenance and repairs to contract drilling costs. We charge our expenses for renewals and betterments to the appropriate property and equipment accounts. We recorded losses on disposition of our property and equipment in contract drilling costs of $2.8 million, $5.8 million and $2.9 million during the nine months ended December 31, 2007 and the years ended March 31, 2007, and 2006, respectively. During the year ended March 31, 2006, we capitalized $.2 million of interest costs incurred during the construction periods of certain drilling equipment. We did not capitalize any interest costs during the nine months ended December 31, 2007 or during the year ended March 31, 2007. At March 31, 2007, costs incurred on rigs under construction were approximately $8.6 million. We had no rigs under construction at December 31, 2007.

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

Intangibles and Other Assets

Intangible and other assets consist of cash deposits related to the deductibles on our workers compensation insurance policies, loan fees, net of amortization, and non-compete agreements relating to acquisitions, net of amortization. Loan fees are being amortized over the two-year term of the related credit facility described in Note 2. Non-compete agreements are amortized over the term of the non-compete agreements of three to five years.

Derivative Instruments and Hedging Activities

We do not have any free standing derivative instruments and we do not engage in hedging activities.

Related-Party Transactions

Our Chief Executive Officer, Chief Operating Officer, Senior Vice President of Marketing, and a Vice President of Operations occasionally acquire a 1% to 5% minority working interest in oil and gas wells that we drill for 1 of our customers. These individuals acquired a minority working interest in 4, 3 and 1 well(s) that we drilled for this customer during the nine months ended December 31, 2007 and during the years ended March 31, 2007 and 2006, respectively. We recognized contract drilling revenues of $1.6 million, $1.9 million and $.5 million on these wells during the nine months ended December 31, 2007 and during the years ended March 31, 2007 and 2006, respectively.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective April 1, 2007. The adoption of FIN No. 48 had no material impact on our financial position or results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157, as issued, was effective for financial statement issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption to have a material impact on our financial position or results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) which replaces SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to the recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

Reclassifications

Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2.	Long-term Debt, Subordinated Debt and Note Payable

We have a $20.0 million credit facility with Frost National Bank, consisting of a $10.0 million revolving line and letter of credit facility and a $10.0 million acquisition facility for the acquisition of drilling rigs, drilling rig transportation equipment and associated equipment. Borrowings under the credit facility bear interest at a rate equal to Frost National Bank’s prime rate (7.25% at December 31, 2007) or, at our option, at LIBOR plus a percentage ranging from 1.5% to 2.25%, based on our operating leverage ratio. Borrowings are secured by most of our assets, including all our drilling rigs and associated equipment and receivables. At December 31, 2007, we had no borrowings under the acquisition facility and we had used approximately $8.0 million of availability under the revolving line and letter of credit facility through the issuance of letters of credit in the ordinary course of business. The remaining availability under the revolving line and letter of credit facility is $2.0 million. Both the revolving line and letter of credit facility and acquisition facility are scheduled to mature in October 2008.

The sum of (1) the draws and (2) the amount of all outstanding letters of credit issued for our account under the revolving line and letter of credit facility portion of our credit facility is limited to 75% of our eligible accounts receivable, not to exceed $10.0 million. Therefore, if 75% of our eligible accounts receivable was less than $10.0 million, our ability to draw under this line would be reduced. At December 31, 2007, we had no outstanding advances under this line of credit, we had outstanding letters of credit of $8.0 million and 75% of our eligible accounts receivable was $32.4 million. The letters of credit have been issued to three workers’ compensation insurance companies to secure possible future claims under the deductibles on these policies. It is our practice to pay any amounts due under these deductibles as they are incurred. Therefore, we do not anticipate that the lenders will be required to fund any draws under these letters of credit.

At December 31, 2007, we were in compliance with all covenants contained in the credit agreement related to our credit facility. Those covenants include, among others, requirements that we maintain a debt to total capitalization ratio of not greater than 0.2 to 1, a fixed charged coverage ratio of not less than 1.5 to 1 and an operating leverage ratio of not more than 2.5 to 1. The covenants also restrict us from paying dividends, restrict us from the sale of assets not permitted by the credit facility and restrict us from the incurrence of additional indebtedness in excess of $3.0 million, to the extent not otherwise allowed by the credit facility.

3.	Leases

We lease various office equipment under non-cancelable operating leases expiring through 2010 and real estate under non-cancelable operating leases as follows:

•	our corporate office facilities, at a cost escalating from $10,880 per month to $18,805 per month over 102 months, pursuant to a lease extending through December 2013;

•	a trucking department office, storage and maintenance yard in Alice, Texas, at a cost of $5,200 per month, pursuant to a lease extending through July 2009;

•	a 2.2-acre division office and storage yard in Vernal, Utah, at a cost escalating from $6,300 per month to $6,615 per month, pursuant to a lease extending through November 2009; and

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a marketing office in Denver Colorado, at a cost escalating from $1,092 to $1,217 per month, pursuant to a lease extending through June 2010.

Rent expense under operating leases for the nine months ended December 31, 2007 and the years ended March 31, 2007 and 2006 was $.3 million in each period.

Future lease obligations as of December 31, 2007 were as follows (amounts in thousands):

Years Ended
December 31,

2008	$371
2009	346
2010	227
2011	217
2012	220
Thereafter	224

$1,605

4.	Income Taxes

The jurisdictional components of income before income taxes consist of the following (amounts in thousands):

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006

Domestic	$55,752	$130,789	$79,813
Foreign	2,022	—	—

Income before income tax	$57,774	$130,789	$79,813

The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006

Current tax:
Federal	$10,587	$34,252	$14,266
State	1,593	1,704	701
Foreign	—	—	—

	12,180	35,956	14,967

Deferred taxes:
Federal	6,533	9,195	13,967
State	(100)	1,458	313
Foreign	(484)	—	—

	5,949	10,653	14,280

Income tax expense	$18,129	$46,609	$29,247

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the income tax expense and the amount computed by applying the federal statutory income tax rate (35%) to income before income taxes consist of the following (amounts in thousands):

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006

Expected tax expense	$20,221	$45,776	$27,935
State income taxes	971	2,417	659
Incentive stock options	538	547	—
Tax basis adjustment to 35%	—	—	814
Tax benefits in foreign jurisdictions	(1,191)	—	—
Domestic production activities deduction	(729)	(1,388)	—
Tax-exempt interest income	(475)	(422)	—
Non deductible items for tax purposes	61	48	32
Uncertain tax positions	(717)	(372)	(198)
Other	(550)	3	5

	$18,129	$46,609	$29,247

Income tax expense (benefit) was allocated as follows (amounts in thousands):

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006

Results of operations	$18,129	$46,609	$29,247
Stockholders’ equity	(54)	(24)	(4,010)

	$18,075	$46,585	$25,237

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax assets and liabilities were as follows (amounts in thousands):

	December 31,	March 31,
	2007	2007

Deferred tax assets:
Employee benefits accrual	$3,292	$1,821
Accounts receivable reserve	—	354
Employee stock based compensation	1,095	510
Accrued expenses not deductible for tax purposes	498	58
Accrued revenue not income for book purposes	613	—
Foreign net operating loss carryforward	3,637	—

	9,135	2,743
Valuation allowance	(3,997)	—

Total deferred tax assets	5,138	2,743

Deferred tax liabilities:
Property and equipment	47,731	38,672
Other	—	717

Total deferred tax liabilities	47,731	39,389

Net deferred tax liabilities	$42,593	$36,646

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we believe it is more likely than not that we will realize the benefits of these deductible temporary differences, net of the existing valuation allowance at December 31, 2007.

As of December 31, 2007, we had foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. The valuation allowance in the amount of $4.0 million offsets in part our foreign net operating losses and other tax benefits. In assessing the realizability of our foreign deferred tax assets, we recognized a tax benefit to the extent of taxable income we expect to earn over the terms of three existing drilling contracts in the foreign jurisdiction. The terms of these contracts expire in February 2008, May 2008 and February 2009. If one or more of these contracts are extended or renewed or new contracts are entered into, then we expect to recognize additional tax benefits to the extent projected future taxable income increases. The foreign net operating loss has an indefinite carryforward period.

Deferred United States income taxes have not been provided on the undistributed earnings of our foreign subsidiaries as these earnings have been, and under current plans will continue to be permanently reinvested in these subsidiaries. If those earnings were not considered permanently reinvested, federal deferred income taxes would have been recorded. However, the amount of additional taxes which may be payable upon distribution would not be material for the current year and may not be practicable to estimate in future years.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not recognize a change to our unrecognized tax benefits as a result of implementing FIN No. 48. A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (amounts in thousands):

Beginning balance at April 1, 2007	$717
Additions to current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlements	(717)

Ending balance at December 31, 2007	$—

We adopted a policy to record interest and penalty expense related to income taxes in accounts used in arriving at income before income taxes. At December 31, 2007, no interest or penalties have been or are required to be accrued. Our open tax years for our federal income tax returns are for the years ended March 31, 2005, 2006 and 2007.

5.	Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, trade receivables and payables approximate their fair values.

6.	Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share comparisons as required by SFAS No. 128 (amounts in thousands, except per share data):

	Nine Months
	Ended
	December 31,	Years Ended March 31,
	2007	2007	2006

Basic
Net earnings	$39,645	$84,180	$50,566

Weighted average shares	49,645	49,603	46,808

Earnings per share	$0.80	$1.70	$1.08

Diluted
Net earnings	$39,645	$84,180	$50,566
Effect of dilutive securities	—	—	—

Net earnings available to common shareholders after assumed conversion	$39,645	$84,180	$50,566

Weighted average shares:
Outstanding	49,645	49,603	46,808
Options	556	529	698

	50,201	50,132	47,506

Earnings per share	$0.79	$1.68	$1.06

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Equity Transactions

On February 10, 2006, we sold 3 million shares of our common stock, at approximately $20.63 per share, net of underwriters’ commissions, pursuant to a public offering we registered with the SEC.

Employees exercised stock options for the purchase of 22,500 shares of common stock at prices ranging from $4.52 to $4.77 per share during the nine months ended December 31, 2007. Employees exercised stock options for the purchase of 36,500 shares of common stock at prices ranging from $3.20 to $4.77 per share during the year ended March 31, 2007. Directors and employees exercised stock options for the purchase of 698,667 shares of common stock at prices ranging from $2.25 to $10.31 per share during the year ended March 31, 2006.

8.	Stock Option Plans

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

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the nine months ended December 31, 2007 and for the years ended March 31, 2007 and 2006:

	Nine Months
	Ended
	December 31,	Fiscal Years Ended March 31,
	2007	2007	2006

Expected volatility	46%	49%	52%
Weighted-average risk-free interest rates	4.7%	5.0%	4.0%
Weighted-average expected life in years	4.00	2.86	4.10
Weighted-average grant-date fair value	$5.84	$5.36	$6.47

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

At December 31, 2007, there was $3.8 million of unrecognized compensation cost relating to stock options which are expected to be recognized over a weighted-average period of 1.47 years.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents stock option activity from April 1, 2006 through December 31, 2007:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life

Outstanding options as of March 31, 2006	1,592,833	$7.71
Granted	482,000	14.53
Exercised	(36,500)	4.63
Canceled	—	—
Forfeited	(91,833)	11.09

Outstanding options as of March 31, 2007	1,946,500	$9.29

Granted	931,500	14.06
Exercised	(22,500)	4.74
Canceled	—	—
Forfeited	(55,001)	11.73

Outstanding options as of December 31, 2007	2,800,499	$10.87	7.23

Options exercisable as of December 31, 2007	1,296,658	$8.64	5.68

Shares available for future stock option grants to employees and directors under existing plans were 3,351,834 at December 31, 2007. At December 31, 2007, the aggregate intrinsic value of stock options outstanding was $6.9 million and the aggregate intrinsic value of stock options exercisable was $5.4 million. Intrinsic value is the difference between the exercise price of a stock option and the closing market price of our common stock, which was $11.88 on December 31, 2007.

The following table summarizes our nonvested stock option activity from March 31, 2006 through December 31, 2007:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested options as of March 31, 2006	1,046,167	$4.90
Granted	422,000	5.51
Vested	(495,668)	4.70
Forfeited	(91,833)	5.88

Nonvested options as of March 31, 2007	880,666	$5.48
Granted	931,500	5.84
Vested	(253,324)	5.49
Forfeited	(55,001)	5.89

Nonvested options as of December 31, 2007	1,503,841	$5.64

9.	Employee Benefit Plans and Insurance

We maintain a 401(k) retirement plan for our eligible employees. Under this plan, we may make a matching contribution, on a discretionary basis, equal to a percentage of each eligible employee’s annual contribution, which we determine annually. Our contributions for the nine months ended December 31, 2007 and the years ended March 31, 2007 and 2006 were $.8 million, $1.0 million and $.6 million, respectively.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We maintain a self-insurance program, for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by payroll deductions. We have provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125,000 per employee/dependent per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses at December 31, 2007 and March 31, 2007 include $.8 million and $.6 million, respectively, for our estimate of incurred but unpaid costs related to the self-insurance portion of our health insurance.

We are self-insured for up to $250,000 per incident for all workers’ compensation claims submitted by employees for on-the-job injuries, except in North Dakota where there is no deductible. Our deductible under workers’ compensation insurance increased to $500,000 in October 2007. We have provided for both reported and incurred but not reported costs of workers’ compensation coverage in the accompanying consolidated balance sheets. Accrued insurance premiums and deductibles at December 31, 2007 and March 31, 2007 include $7.8 million and $4.4 million, respectively, for our estimate of incurred but unpaid costs related to workers’ compensation claims. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.

10.	Business Segments and Concentrations

Substantially all our operations relate to contract drilling of oil and gas wells. Accordingly, we classify all our operations in a single segment.

During the nine months ended December 31, 2007, our three largest customers accounted for 13.1%, 8.8% and 7.7% respectively, of our total contract drilling revenue. All three of these customers were customers of ours during the year ended Marc h 31, 2007. During the year ended March 31, 2007, our three largest customers accounted for 9.7%, 9.1% and 6.1% respectively, of our total contract drilling revenue. All three of these customers were customers of ours during the year ended March 31, 2006. During the year ended March 31, 2006, our three largest customers accounted for 10.1%, 6.1% and 4.4% respectively, of our total contract drilling revenue. All three of these customers were customers of ours during the year ended March 31, 2005.

11.	Commitments and Contingencies

In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $25.5 million relating to our performance under these bonds.

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

12.	Subsequent Events

On January 31, 2008, we entered into a definitive purchase agreement to acquire WEDGE Well Services, L.L.C., WEDGE Wireline, Inc. and WEDGE Fishing and Rental Services, L.L.C. (the “WEDGE Companies”) from affiliates of WEDGE Group Incorporated for $303 million. The WEDGE Companies provide oil and gas well workover, wireline, and fishing and rental services for energy producers in the United States. We expect to finance the acquisition through a combination of existing cash and a new, 5 year, senior revolving credit

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility of up to $350 million led by Wells Fargo Bank, N.A. and Fortis Merchant Banking. The closing of the acquisition, which is expected before March 31, 2008, is subject to obtaining certain regulatory approvals, our receipt of financing and other customary closing conditions.

In January 2008, we invested $16.5 million in auction rate securities which are private placement securities with long-term nominal maturities for which the interest rates are reset through a “Dutch” auction each week. These auction rate securities are collateralized by securities issued by municipalities. The weekly auctions historically have provided a liquid market for these securities. Due to liquidity issues in global credit and capital markets, our auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale have exceeded purchase orders. The result of failed auctions is that these auction rate securities continue to pay interest in accordance with their terms. Liquidity will be limited until there is a successful auction or until such time as other markets for auction rate securities develop. As a result of these events, we are evaluating the extent of any impairment in the value of our auction rate securities that may result from this lack of liquidity. At this time, we are not able to quantify the amount of such impairment, if any, which would result in an impairment charge that would need to be recorded in the quarter ending March 31, 2008. We believe that any lack of liquidity relating to our auction rate securities will not have an impact on our ability to fund our operations.

13.	Quarterly Results of Operations (unaudited)

The following table summarizes quarterly financial data for the nine months ended December 31, 2007 and the year ended March 31, 2007 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Nine Months Ended December 31, 2007
Revenues	$102,779	$106,516	$104,589	—	$313,884
Income from operations	19,569	17,307	18,384	—	55,260
Income tax expense	(7,362)	(6,255)	(4,512)	—	(18,129)
Net earnings	13,088	11,780	14,777	—	39,645
Earnings per share:
Basic	.26	.24	.30	—	.80
Diluted	.26	.23	.29	—	.79

Year Ended March 31, 2007
Revenues	$93,493	$106,917	$112,421	$103,347	$416,178
Income from operations	29,455	35,674	36,250	25,597	126,976
Income tax expense	(11,026)	(13,213)	(13,102)	(9,268)	(46,609)
Net earnings	19,486	23,486	23,988	17,219	84,179
Earnings per share:
Basic	.39	.47	.48	.36	1.70
Diluted	.39	.47	.48	.34	1.68

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Change in Fiscal Year End and Comparative Financial Information

In December 2007, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2007 and resulted in a nine month reporting period from April 1, 2007 to December 31, 2007. We implemented the fiscal year end change to align our United States reporting period with the required Colombian statutory reporting period as well as the reporting periods of peer companies in the industry.

The consolidated balance sheets, consolidated statements of operations and cash flows are provided below with comparative information as of and for the nine months ended December 31, 2007 and 2006. The financial information provided as of and for the nine months ended December 31, 2006 is unaudited, since it represented an interim period of the fiscal year ended March 31, 2007. The unaudited financial information as of and for the nine months ended December 31, 2006, include all normal recurring adjustments necessary for the fair statement of the results for that period.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2007	2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$76,703	$74,754
Receivables:
Trade, net	46,759	55,677
Contract drilling in progress	7,861	14,006
Income tax receivable	611	—
Deferred income taxes	3,670	1,754
Inventory	1,180	—
Prepaid expenses	5,073	4,027

Total current assets	141,857	150,218

Property and equipment, at cost:
Drilling rigs and equipment	553,864	424,875
Transportation equipment	18,676	11,790
Land, buildings and other	6,157	4,457

	578,697	441,122
Less accumulated depreciation and amortization	161,675	111,473

Net property and equipment	417,022	329,649
Deferred income taxes	573	—
Intangible and other assets	760	306

Total assets	$560,212	$480,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,424	$19,639
Income tax payable	—	3,791
Prepaid drilling contracts	1,933	—
Accrued expenses:
Payroll and related employee costs	5,172	5,387
Insurance premiums and deductibles	9,548	5,874
Other	3,973	2,655

Total current liabilities	42,050	37,346
Non-current liabilities	254	432
Deferred income taxes	46,836	32,221

Total liabilities	89,140	69,999

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,650,978 shares and 49,604,478 shares issued and outstanding at December 31, 2007 and 2006, respectively	4,965	4,960
Additional paid-in capital	294,922	290,893
Accumulated earnings	171,185	114,321

Total shareholders’ equity	471,072	410,174

Total liabilities and shareholders’ equity	$560,212	$480,173

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	December 31,
	2007	2006
		(Unaudited)

Contract drilling revenues	$313,884	$312,831

Costs and expenses:
Contract drilling	195,596	164,017
Depreciation and amortization	48,852	38,120
General and administrative	11,564	8,516
Bad debt expense	2,612	800

Total operating costs and expenses	258,624	211,453

Income from operations	55,260	101,378

Other income (expense):
Interest expense	(16)	(73)
Interest income	2,401	2,947
Other	129	50

Total other income	2,514	2,924

Income before income taxes	57,774	104,302
Income tax expense	(18,129)	(37,341)

Net earnings	$39,645	$66,961

Earnings per common share — Basic	$0.80	$1.35

Earnings per common share — Diluted	$0.79	$1.34

Weighted average number of shares outstanding — Basic	49,645	49,598

Weighted average number of shares outstanding — Diluted	50,201	50,148

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2007	2006
		(Unaudited)

Cash flows from operating activities:
Net earnings	$39,645	$66,961
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,852	38,120
Allowance for doubtful accounts	2,612	800
Loss on dispositions of property and equipment	2,809	5,183
Stock-based compensation expense	3,157	2,474
Deferred income taxes	5,947	4,474
Change in other assets	(519)	15
Change in non-current liabilities	(92)	44
Changes in current assets and liabilities:
Receivables	9,692	(25,318)
Inventory	(1,180)	—
Prepaid expenses	(1,420)	(1,819)
Accounts payable	919	3,033
Income tax payable	—	(3,051)
Prepaid drilling contracts	1,933	(140)
Accrued expenses	3,100	4,300

Net cash provided by operating activities	115,455	95,076

Cash flows from financing activities:
Proceeds from exercise of options	107	64
Excess tax benefit of stock option exercises	54	8

Net cash provided by financing activities	161	72

Cash flows from investing activities:
Purchases of property and equipment	(126,158)	(116,638)
Proceeds from sale of property and equipment	2,300	5,070

Net cash used in investing activities	(123,858)	(111,568)

Net increase (decrease) in cash and cash equivalents	(8,242)	(16,420)
Beginning cash and cash equivalents	84,945	91,174

Ending cash and cash equivalents	$76,703	$74,754

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pioneer Drilling Company’s management assessed the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2007, Pioneer Drilling Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Pioneer Drilling Company included in this Annual Report on Form 10-KT, has issued an attestation report on the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2007. This report appears on page 43.

Item 9B.	Other Information

Not applicable.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2008 Annual Meeting of Shareholders. We intend to file that definitive proxy statement with the SEC by April 11, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

Please see the information appearing under the headings “Proposal 1 — Election of Directors,” “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2008 Annual Meeting of Shareholders for the information this Item 10 requires.

Item 11.	Executive Compensation

Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive proxy statement for our 2008 Annual Meeting of Shareholders for the information this Item 11 requires.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Please see the information appearing (1) under the heading “Equity Compensation Plan Information” in Item 5 of Part II of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2008 Annual Meeting of Shareholders for the information this Item 12 requires.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Please see the information appearing under the headings “Proposal 1 — Election of Directors” and “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2008 Annual Meeting of Shareholders for the information this Item 13 requires.

Item 14.	Principal Accountant Fees and Services

Please see the information appearing under the heading “Proposal 2 — Ratification of Appointment of Independent Auditors” in the definitive proxy statement for our 2008 Annual Meeting of Shareholders for the information this Item 14 requires.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements.

See Index to Consolidated Financial Statements on page 41.

(2) Financial Statement Schedules:

Schedule II is filed with this report. All other schedules for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

Schedule II

	Valuation and Qualifying Accounts
	Balance	Charged
	at	to Costs	Additions to/	Balance
	Beginning	and	Deductions from	at
	of Year	Expenses	Accounts	Year End
	(In thousands)

Year ended March 31, 2006
Allowance for doubtful receivables	$352	$(152)	$—	$200

Year ended March 31, 2007
Allowance for doubtful receivables	$200	$800	$—	$1,000

Nine months ended December 31, 2007
Allowance for doubtful receivables	$1,000	$2,612	$(3,612)	$—

Valuation allowance for deferred income taxes	$—	$(484)	$4,481	$3,997

(3) Exhibits.  The following exhibits are filed as part of this report:

Exhibit
Number			Description

2	.1*	—	Asset Purchase Agreement dated November 11, 2004 between Wolverine Drilling, Inc. and Robert Mau, Robert S. Blackford and Pioneer Drilling Services, Ltd. (Form 8-K dated November 12, 2004 (File No. 1-8182, Exhibit 2.1)).
2	.2*	—	Asset Purchase Agreement dated November 29, 2004, by and among Allen Drilling Company, the Earl Allen Family Trust dated April 1, 1979, the sole shareholder of Allen Drilling Company, Dixon Allen, Paula K. Hoisington and Lisa D. Johonnesson, all of the beneficiaries of the Trust, and Pioneer Drilling Services, Ltd. (Form 8-K dated December 2, 2004 (File No. 1-8182, Exhibit 2.1)).
3	.1*	—	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).
3	.2*	—	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).
3	.3*	—	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 10, 2007 (File No. 1-8182, Exhibit 3.1)).
4	.1*	—	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).
4	.2*	—	Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated November 2, 2004 (File No. 1-8182, Exhibit 4.1)).
4	.3*	—	Second Amendment, dated May 11, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated May 13, 2005 (File No. 1-8182, Exhibit 4.1)).
4	.4*	—	Third Amendment, dated October 25, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 28, 2005 (File No. 1-8182, Exhibit 4.1)).
4	.5*	—	Fourth Amendment, dated December 15, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated December 16, 2005 (File No. 1-8182, Exhibit 4.1)).

Exhibit
Number			Description

4	.6*	—	Fifth Amendment, dated October 30, 2006, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 31, 2006 (File No. 1-8182, Exhibit 4.1)).
10	.1+*	—	Pioneer Drilling Services, Ltd. Annual Incentive Compensation Plan dated August 5, 2005 (Form 8-K dated August 5, 2005 (File No. 1-8182, Exhibit 10.1)).
10	.2+*	—	Pioneer Drilling Services, Ltd. Key Executive Severance Plan dated August 3, 2007 (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.2)).
10	.3+*	—	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5)).
10	.4+*	—	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7)).
10	.5+*	—	Pioneer Drilling Company 2003 Stock Plan (Form S-8 filed November 18, 2003 (File No. 333-110569, Exhibit 4.4)).
10	.6+*	—	Pioneer Drilling Company 2007 Incentive Plan (Form DEF14A filed June 22, 2007 (File No. 1-8182, Annex A)).
10	.7+*	—	Joyce M. Schmidt Employment Letter, dated July 17, 2007 (Form 8-K dated July 18, 2007 (File No. 1-8182, Exhibit 10.1)).
10	.8+*	—	William D. Hibbetts Reassignment Letter, dated July 17, 2007 (Form 8-K dated July 18, 2007 (File No. 1-8182, Exhibit 10.2)).
10	.9+*	—	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).
10	.10+*	—	Pioneer Drilling Company Employee Relocation Policy Executive Officers — Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).
21.1		—	Subsidiaries of Pioneer Drilling Company.
23.1		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2		—	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1		—	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2		—	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Robert Bunch C. Robert Bunch	Chairman	February 25, 2008

/s/ Wm. Stacy Locke Wm. Stacy Locke	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/s/ Joyce M. Schuldt Joyce M. Schuldt	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2008

/s/ C. John Thompson C. John Thompson	Director	February 25, 2008

/s/ Dean A. Burkhardt Dean A. Burkhardt	Director	February 25, 2008

/s/ Michael F. Harness Michael F. Harness	Director	February 25, 2008

Index To Exhibits

2	.1*	—	Asset Purchase Agreement dated November 11, 2004 between Wolverine Drilling, Inc. and Robert Mau, Robert S. Blackford and Pioneer Drilling Services, Ltd. (Form 8-K dated November 12, 2004 (File No. 1-8182, Exhibit 2.1)).
2	.2*	—	Asset Purchase Agreement dated November 29, 2004, by and among Allen Drilling Company, the Earl Allen Family Trust dated April 1, 1979, the sole shareholder of Allen Drilling Company, Dixon Allen, Paula K. Hoisington and Lisa D. Johonnesson, all of the beneficiaries of the Trust, and Pioneer Drilling Services, Ltd. (Form 8-K dated December 2, 2004 (File No. 1-8182, Exhibit 2.1)).
3	.1*	—	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).
3	.2*	—	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).
3	.3*	—	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 10, 2007 (File No. 1-8182, Exhibit 3.1)).
4	.1*	—	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).
4	.2*	—	Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated November 2, 2004 (File No. 1-8182, Exhibit 4.1)).
4	.3*	—	Second Amendment, dated May 11, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated May 13, 2005 (File No. 1-8182, Exhibit 4.1)).
4	.4*	—	Third Amendment, dated October 25, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 28, 2005 (File No. 1-8182, Exhibit 4.1)).
4	.5*	—	Fourth Amendment, dated December 15, 2005, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated December 16, 2005 (File No. 1-8182, Exhibit 4.1)).
4	.6*	—	Fifth Amendment, dated October 30, 2006, to Credit Agreement between Pioneer Drilling Services, Ltd. and Frost National Bank, as Administrative Agent, Lead Arranger and Lender dated October 29, 2004 (Form 8-K dated October 31, 2006 (File No. 1-8182, Exhibit 4.1)).
10	.1+*	—	Pioneer Drilling Services, Ltd. Annual Incentive Compensation Plan dated August 5, 2005 (Form 8-K dated August 5, 2005 (File No. 1-8182, Exhibit 10.1)).
10	.2+*	—	Pioneer Drilling Services, Ltd. Key Executive Severance Plan dated August 3, 2007 (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).
10	.3+*	—	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5)).
10	.4+*	—	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7)).
10	.5+*	—	Pioneer Drilling Company 2003 Stock Plan (Form S-8 filed November 18, 2003 (File No. 333-110569, Exhibit 4.4)).
10	.6+*	—	Pioneer Drilling Company 2007 Incentive Plan (Form DEF14A filed June 22, 2007 (File No. 1-8182, Annex A)).
10	.7+*	—	Joyce M. Schmidt Employment Letter, dated July 17, 2007 (Form 8-K dated July 18, 2007 (File No. 1-8182, Exhibit 10.1)).

10	.8+*	—	William D. Hibbetts Reassignment Letter, dated July 17, 2007 (Form 8-K dated July 18, 2007 (File No. 1-8182, Exhibit 10.2)).
10	.9+*	—	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).
10	.10+*	—	Pioneer Drilling Company Employee Relocation Policy Executive Officers — Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).
21.1		—	Subsidiaries of Pioneer Drilling Company.
23.1		—	Consent of Independent Registered Public Accounting Firm.
31.1		—	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2		—	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1		—	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2		—	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

* Incorporated by reference to the filing indicated.

+ Management contract or compensatory plan or arrangement.