Form 10-Q
period 2008-06-30
PIONEER DRILLING CO
filed 2008-08-07
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-8182
PIONEER DRILLING COMPANY
(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-2088619 (I.R.S. Employer Identification Number)

1250 N.E. Loop 410, Suite 1000, San Antonio, Texas (Address of principal executive offices)	78209 (Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2008, there were 49,788,978 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,069	$76,703
Receivables:
Trade, net	78,206	46,759
Contract drilling in progress	14,398	7,861
Income tax receivable	632	611
Deferred income taxes	6,243	3,670
Inventory	3,159	1,180
Prepaid expenses and other	5,854	5,073

Total current assets	126,561	141,857

Property and equipment, at cost	767,711	578,697
Less accumulated depreciation and amortization	192,367	161,675

Net property and equipment	575,344	417,022
Deferred income taxes	638	573
Goodwill	172,228	—
Intangibles and other long term assets	42,294	760

Total assets	$917,065	$560,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,251	$21,424
Current portion of long-term debt	13,811	—
Income taxes payable	3,640	—
Prepaid drilling contracts	1,789	1,933
Accrued expenses:
Payroll and related employee costs	12,127	5,172
Insurance premiums and deductibles	16,718	9,548
Other	6,446	3,973

Total current liabilities	79,782	42,050
Long-term debt, less current portion	271,820	—
Other liabilities	5,580	254
Deferred income taxes	54,618	46,836

Total liabilities	411,800	89,140

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,788,978 shares and 49,650,978 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4,979	4,965
Additional paid-in capital	299,086	294,922
Accumulated other comprehensive loss	(950)	—
Accumulated earnings	202,150	171,185

Total shareholders’ equity	505,265	471,072

Total liabilities and shareholders’ equity	$917,065	$560,212

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Revenues	$152,547	$102,779	$265,944	$206,126

Costs and expenses:
Operating costs	86,193	62,388	156,619	121,578
Depreciation and amortization	20,580	16,098	37,699	30,834
Selling, general and administrative	12,150	4,724	19,872	8,547
Bad debt expense (recovery)	(92)	—	43	—

Total operating costs and expenses	118,831	83,210	214,233	160,959

Income from operations	33,716	19,569	51,711	45,167

Other income (expense):
Interest expense	(4,265)	(1)	(5,839)	(1)
Interest income	205	862	790	1,743
Other	(930)	20	162	28

Total other income (expense)	(4,990)	881	(4,887)	1,770

Income before income taxes	28,726	20,450	46,824	46,937
Income tax expense	(9,609)	(7,362)	(15,859)	(16,631)

Net earnings	$19,117	$13,088	$30,965	$30,306

Earnings per common share — Basic	$0.38	$0.26	$0.62	$0.61

Earnings per common share — Diluted	$0.38	$0.26	$0.61	$0.60

Weighted average number of shares outstanding — Basic	49,789	49,634	49,774	49,627

Weighted average number of shares outstanding — Diluted	50,483	50,212	50,369	50,167

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net earnings	$30,965	$30,306
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,699	30,834
Allowance for doubtful accounts	320	—
Loss (gain) on dispositions of property and equipment	(377)	1,434
Stock-based compensation expense	1,848	1,662
Deferred income taxes	2,919	8,157
Change in other assets	256	5
Change in non-current liabilities	(168)	(70)
Changes in current assets and liabilities:
Receivables	(15,955)	6,055
Inventory	(605)	—
Prepaid expenses	658	1,109
Accounts payable	667	(1,522)
Income tax payable	4,049	2,083
Prepaid drilling contracts	(144)	140
Accrued expenses	13,294	1,349

Net cash provided by operating activities	75,426	81,542

Cash flows from investing activities:
Acquisition of production services business of WEDGE	(313,610)	—
Acquisition of production services business of Competition	(26,101)	—
Purchases of property and equipment	(58,936)	(78,519)
Purchase of auction rate preferred securities	(16,475)	—
Proceeds from sale of property and equipment	1,851	1,817
Proceeds from insurance recoveries	2,301	—

Net cash used in investing activities	(410,970)	(76,702)

Cash flows from financing activities:
Payments of debt	(32,170)	—
Proceeds from issuance of debt	311,500	—
Debt issuance costs	(3,323)	—
Proceeds from exercise of options	653	217
Excess tax benefit of stock option exercises	250	73

Net cash provided by financing activities	276,910	290

Net increase (decrease) in cash and cash equivalents	(58,634)	5,130
Beginning cash and cash equivalents	76,703	74,754

Ending cash and cash equivalents	$18,069	$79,884

Supplementary disclosure:
Interest paid	$4,982	$1
Income tax paid	$8,163	$6,318
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
Drilling Contracts
          Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we generally construct new drilling rigs, once we have entered into longer-term drilling contracts for such rigs. As of August 1, 2008, we had 22 contracts with terms of 6 months to 3 years in duration, of which 13 will expire by February 1, 2009, 6 have a remaining term of 6 to 12 months and 3 have a remaining term in excess of 18 months.
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
Restricted Cash
          As of June 30, 2008, we had restricted cash in the amount of $3,250,000 held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $650,000 payable over a 5 year term from the escrow account. Restricted cash of $650,000 and $2,600,000 is recorded in other current assets and other long term assets, respectively. The associated obligation of $650,000 and $2,600,000 is recorded in accrued expenses and other long-term liabilities, respectively.
Trade Accounts Receivable
          We record trade accounts receivable at the amount we invoice our customers. These accounts do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable as of the balance sheet date. We determine the allowance based on the credit worthiness of our customers and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. We review our allowance for doubtful accounts monthly. Balances more than 90 days past due are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all reasonable means of collection and determined that the potential for recovery is remote. We do not have any off-balance sheet credit exposure related to our customers. We had an allowance for doubtful accounts of $0.5 million at June 30, 2008 and no allowance for doubtful accounts at December 31, 2007.
Investments
          Intangibles and other long-term assets include investments in tax exempt, auction rate preferred securities (“ARPSs”). Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of June 30, 2008 because of our inability to determine the recovery period of our investment in ARPSs.
          At June 30, 2008, we held $16.5 million (par value) of investments comprised of ARPSs, which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds, backed by assets that are equal to or greater than 200% of the liquidation preference and guaranteed by monoline bond insurance companies. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. We may not be able to access the funds we invested in our ARPSs without a loss of principal, unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately be able to liquidate our investments without material loss primarily due to the collateral securing the ARPSs. We do not currently intend to attempt to sell our ARPSs since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility.

          Our ARPSs are reported at amounts that reflect our estimate of fair value. Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. To estimate the fair values of our ARPSs, we used inputs defined by SFAS 157 as level 3 inputs which are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the company’s own data. We estimate the fair value of our ARPSs based on discounted cash flow models and secondary market comparisons of similar securities.
          Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at June 30, 2008 was $15.0 million compared with a par value of $16.5 million. The $1.5 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and is recorded as an unrealized loss. We would recognize an impairment charge if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary.
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
          Effective January 1, 2008, management reassessed the estimated useful lives assigned to a group of 19 drilling rigs that were recently constructed. These drilling rigs were constructed with new components that have longer estimated useful lives when compared to other drilling rigs that are equipped with older components. As a result, we increased the estimated useful lives for this group of recently constructed drilling rigs from an average useful life of 9 years to 12 years. The following table provides the impact of this change in depreciation and amortization expense for the three and six months ended June 30, 2008 (amounts in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Depreciation and amortization expense using prior useful lives	$21,524	$39,587
Impact of change in estimated useful lives	(944)	(1,888)

Depreciation and amortization expense, as reported	$20,580	$37,699

Diluted earnings per common share using prior useful lives	$0.37	$0.59
Impact of change in estimated useful lives	0.01	0.02

Diluted earnings per common share, as reported	$0.38	$0.61

          As of June 30, 2008, the estimated useful lives of our asset classes are as follows:

Lives
Drilling rigs and equipment	3 - 25
Workover rigs and equipment	5 - 20
Wireline units and equipment	5 - 10
Fishing and rental tools equipment	7
Vehicles	5 - 10
Office equipment	3 - 5
Buildings and improvements	3 - 40
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
Comprehensive Income
          Comprehensive income is comprised of net income and other comprehensive loss. Other comprehensive loss includes the change in the fair value of our ARPSs, net of tax, for the three and six months ended June 30, 2008. We had no other comprehensive income (loss) for the three and six months ended June 30, 2007. The following table sets forth the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(amounts in thousands)

Net income	$19,117	$13,088	$30,965	$30,306
Other comprehensive loss — unrealized loss on securities	(950)	—	(950)	—

Comprehensive income	$18,167	$13,088	$30,015	$30,306

Stock-based Compensation
          Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment, utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we recognized no compensation expense for stock options granted, as all stock options were granted at an exercise price equal to the closing market value of the underlying common stock on the date of grant. Under the modified prospective approach, compensation cost for the six months ended June 30, 2008 includes compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and compensation cost for all stock options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. We use the graded vesting method for recognizing compensation costs for stock options. Compensation costs of approximately $1.2 million and $0.6 million for stock options were recognized in selling, general and administrative expense and operating costs, respectively, for the six months ended June 30, 2008.
          We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. In accordance with SFAS 123R, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows. There were 138,000 stock options exercised during the six months ended June 30, 2008.
          We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the three months ended June 30, 2007 and the six months ended June 30, 2008 and 2007. There were no options granted during the three months ended June 30, 2008:

	Three Months Ended
	June 30,	Six Months Ended June 30,
	2007	2008	2007
Weighted average expected volatility	47%	43%	47%
Weighted-average risk-free interest rates	4.7%	2.0%	4.7%
Weighted-average expected life in years	3.88	3.75	3.88
Options granted	769,500	345,000	769,500
Weighted-average grant-date fair value	$5.84	$4.73	$5.84
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
Related-Party Transactions
          Our Chief Executive Officer, President of Drilling Services Division, Senior Vice President of Drilling Services Division — Marketing, and a Vice President of Drilling Services Division - Operations occasionally acquire a 1% to 5% minority working interest in oil and gas wells that we drill for 1 of our customers. These individuals acquired a minority working interest in 3 wells that we drilled for this customer during the six months ended June 30, 2007. We recognized contract drilling revenues of $1.1 million on these wells during the six months ended June 30, 2007. These individuals did not acquire a minority working interest in any wells that we drilled for this customer during the six months ended June 30, 2008.
          In connection with the acquisitions of the production services businesses from WEDGE Group Incorporated (“WEDGE”) and Competition on March 1, 2008, we have leases for various operating and office facilities with entities that are owned by former WEDGE employees and Competition employees that are now employees of our company. Rent expense for the six months ended June 30, 2008 was approximately $183,000 for these related party leases. In addition, we have non-compete agreements with several former WEDGE employees that are now employees of our company. These non-compete agreements are recorded as intangible assets with a cost, net of accumulated amortization, of $1.6 million as of June 30, 2008. See note 2 for further information regarding the acquisitions.
          We purchased goods and services during the six months ended June 30, 2008 from 6 vendors that are owned by employees of our company. We purchased $126,000 of well servicing equipment from one of these related party vendors for the six months ended June 30, 2008. Purchases from the remaining 5 related party vendors were $80,000 for the six months ended June 30, 2008.
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
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS No. 161. We do not have any derivative instruments and expect the adoption of SFAS No. 161 to have no impact on our financial position or results of operations and financial condition.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not affect our financial position or results of operations.
Reclassification
          Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2. Acquisitions
          On March 1, 2008, we acquired the production services business from WEDGE which provided well services, wireline services and fishing and rental services with a fleet of 62 workover rigs, 45 wireline units and approximately $13 million of fishing and rental equipment through its facilities in Texas, Kansas, North Dakota, Colorado, Utah and Oklahoma. The aggregate purchase price for the acquisition was approximately $314.8 million, which consisted of assets acquired of $329.1 million and liabilities assumed of $14.3 million. The aggregate purchase price includes $3.4 million of costs incurred to acquire the production services business from WEDGE. We financed the acquisition with approximately $3.3 million of cash on hand and $311.5 million of debt incurred under our senior secured revolving credit facility described in Note 3.
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

          The following unaudited pro forma consolidated summary financial information gives effect of the acquisition of the production services business from WEDGE as though it was effective as of the beginning of each of the six month periods ended June 30, 2008 and 2007. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The pro forma information reflects our company’s historical data and historical data from the acquired production services business from WEDGE for the periods indicated. The pro forma data may not be indicative of the results we would have achieved had we completed the acquisition on January 1, 2007 or 2008, or what we may achieve in the future and should be read in conjunction with the accompanying historical financial statements.

	Pro Forma
	Six Months Ended June 30,
	2008	2007
	(in thousands)
Total revenues	$289,595	$255,886
Net earnings	$33,419	$34,077
Earnings per common share
Basic	$0.67	$0.69
Diluted	$0.66	$0.68
          On March 1, 2008, immediately following the acquisition of the production services business from WEDGE, we acquired the production services business from Competition which provided wireline services with a fleet of 6 wireline units through its facilities in Montana. The aggregate purchase price for the Competition acquisition was approximately $30.0 million, which consisted of assets acquired of $30.1 million and liabilities assumed of $0.1 million. The aggregate purchase price includes $0.4 million of costs incurred to acquire the production services business from Competition. We financed the acquisition with $26.1 million cash on hand, a note payable due to the prior owner for $3.3 million and $0.6 million of current payables due to the owner. Goodwill of $4.0 million and intangible assets and other assets of $19.3 million were recorded in connection with the acquisition.
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
3. Long-term Debt
          Long-term debt as of June 30, 2008 consists of the following (amounts in thousands):

Senior secured credit facility	$279,500
Subordinated notes payable	5,350
Other	781

285,631
Less current portion	(13,811)

$271,820

Senior Secured Revolving Credit Facility
          On February 29, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A. and a syndicate of lenders (collectively the “Lenders”). The credit agreement provides for a senior secured revolving credit facility, with sub-limits for letters of credit and a swing-line facility of up to an aggregate principal amount of $400 million, all of which mature on February 28, 2013. The senior secured revolving credit facility and the obligations thereunder are secured by substantially all our domestic assets and are guaranteed by certain of our domestic subsidiaries. Borrowings under the senior secured revolving credit facility bear interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin is determined based upon our leverage ratio in accordance with a pricing grid in the credit agreement. The per annum margin for LIBOR rate borrowings ranges from 1.50% to 2.50% and for bank prime rate borrowings ranges from 0.50% to 1.50%. Based on the terms in the credit agreement, the LIBOR margin and bank prime rate margin in effect until delivery of our financial statements and the compliance certificate for December 31, 2008 are 2.25% and 1.25%, respectively. A commitment fee is due quarterly based on the average daily unused amount of the commitments of the Lenders under the senior secured revolving credit facility. In addition, a fronting fee is due for each letter of credit issued and a quarterly letter of credit fee is due based on the average undrawn amount of letter of credit outstanding during such period. We may repay the senior secured revolving credit facility balance outstanding in whole or in part at any time without premium or penalty. The senior secured revolving credit facility replaced the $20.0 million credit facility we previously had with Frost National Bank. Borrowings under the senior secured revolving credit facility were used to fund the WEDGE acquisition and are available for future acquisitions, working capital and other general corporate purposes.
          Effective June 11, 2008, we entered into a Waiver Agreement with the Lenders to waive the requirement to provide certain financial statements in conjunction with our compliance certificate within the time period required by the credit agreement. The Waiver Agreement required us to provide the financial statements and our compliance certificate on or before August 13, 2008. Until we provided these financial statements and our compliance certificate, the aggregate principal amount outstanding under the credit agreement could not exceed $350 million at any time (provided, however, that the commitment fee would continue to be calculated based on the total commitment of $400 million), and the per annum margin applicable to all amounts outstanding under the credit agreement would increase from the current rate of 2.25% for LIBOR rate borrowings and 1.25% for bank prime rate borrowings to 2.50% for LIBOR rate borrowings and 1.50% for bank prime rate borrowings. The required financial statements and our compliance certificate were delivered concurrently with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which occurred on August 5, 2008.
          At August 5, 2008, we had $267.5 million outstanding under the revolving portion of the senior secured revolving credit facility and $7.8 million in committed letters of credit. Under the terms of the credit agreement, committed letters of credit are applied against our borrowing capacity under the senior secured revolving credit facility. The borrowing availability under the senior secured revolving credit facility was $124.7 million at August 5, 2008. Principal payments of $12.0 million made after June 30, 2008 are classified in the current portion of long-term debt as of June 30, 2008. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity.
          Except for the requirement to provide certain financial statements addressed by the Waiver Agreement, we were in compliance at June 30, 2008 with the covenants contained in the credit agreement which include restrictive covenants that, among other things, limit the incurrence of additional debt, investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, capital expenditures, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. The credit agreement requires that we meet a maximum consolidated leverage ratio, a minimum interest coverage ratio and, if the leverage ratio is greater than 2.25 to 1.00, a minimum asset coverage ratio. In addition, the credit agreement contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.
Subordinated Notes Payable and Other
          In addition to amounts outstanding under the senior secured revolving credit facility, long-term debt includes subordinated notes payable to certain employees that are former shareholders of the production services businesses that were acquired by WEDGE prior to our acquisition of WEDGE on March 1, 2008 and a subordinated note payable to an employee that is a former shareholder of Competition. These subordinated notes payable have interest rates ranging from 6% to 14%, require quarterly payments of principal and interest and have final maturity dates ranging from January 2009 to March 2013. The aggregate outstanding balance of these subordinated notes payable was $5.4 million as of June 30, 2008.
          Other debt represents financing arrangements for computer software and hardware with an outstanding balance of $0.8 million at June 30, 2008.
4. Commitments and Contingencies
          In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $28.5 million relating to our performance under these bonds.
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
5. Earnings Per Common Share
          The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic
Net earnings	$19,117	$13,088	$30,965	$30,306

Weighted average shares	49,789	49,634	49,774	49,627

Earnings per share	$0.38	$0.26	$0.62	$0.61

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Diluted
Net earnings	$19,117	$13,088	$30,965	$30,306

Weighted average shares:
Outstanding	49,789	49,634	49,774	49,627
Diluted effect of stock options	694	578	595	540

	50,483	50,212	50,369	50,167

Earnings per share	$0.38	$0.26	$0.61	$0.60

6. Equity Transactions
          Employees and former employees exercised stock options for the purchase of 138,000 shares of common stock during the six months ended June 30, 2008 at prices ranging from $3.70 to $10.31 per share. Employees and former employees exercised stock options for the purchase of 56,500 shares of common stock during the six months ended June 30, 2007 at prices ranging from $3.20 to $4.77 per share.

7. Segment Information
          At June 30, 2008, we had two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance. Prior to our acquisitions of the production services businesses from WEDGE and Competition on March 1, 2008, all our operations related to the Drilling Services Division and we reported these operations in a single operating segment. The acquisitions of the production services businesses from WEDGE and Competition resulted in the formation of our Production Services Division. See Note 2.
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
          Production Services Division — Our Production Services Division provides well services, wireline services and fishing and rental services:
•	Well services are provided with a fleet of 66 rigs (61 — 550 horsepower rigs, 4 — 600 horsepower rigs and 1 — 400 horsepower rig) and pump packages capable of working at depths of 20,000 feet to complete, maintain, and workover oil and natural gas producing wells.

•	Wireline services provide open and cased-hole wireline services with a fleet of 51 wireline units. Services include radial and standard cement bond logging with gamma-ray-neutron, casing calipers, temperature logging, pipe recovery, bridge plugs and a full range of perforating. In addition, the group operates the latest pulsed-neutron technology in through-casing logs, utilizing a direct, deeper-reading neutron detector.

•	Fishing and rental services are provided though approximately $14 million of fishing and rental tool equipment, air drilling equipment, power swivels and blowout preventers.
          The following tables set forth certain financial information for our two operating segments and corporate as of and for the three months and six months ended June 30, 2008 (amounts in thousands):

	As of and for the Three Months Ended June 30, 2008
	Drilling	Production
	Services	Services
	Division	Division	Corporate	Total
Identifiable assets	$521,459	$374,843	$20,763	$917,065

Revenues	$109,250	$43,297	$—	$152,547
Operating costs	64,277	21,916	—	86,193

Segment profits	$44,973	$21,381	$—	$66,354

Depreciation and amortization	$16,416	$4,073	$91	$20,580
Capital expenditures	$18,298	$6,843	$310	$25,451

	As of and for the Six Months Ended June 30, 2008
	Drilling	Production
	Services	Services
	Division	Division	Corporate	Total
Identifiable assets	$521,459	$374,843	$20,763	$917,065

Revenues	$209,291	$56,653	$—	$265,944
Operating costs	127,774	28,845	—	156,619

Segment profits	$81,517	$27,808	$—	$109,325

Depreciation and amortization	$32,147	$5,370	$182	$37,699
Capital expenditures	$43,112	$9,982	$310	$53,404

          The following table reconciles the segment profits reported above to income from operations as reported on the condensed consolidated statements of operations for the three months and six months ended June 30, 2008 (amounts in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Segment profits	$66,354	$109,325
Depreciation and amortization	(20,580)	(37,699)
Selling, general and administrative	(12,150)	(19,872)
Bad debt (expense) recovery	92	(43)

Income from operations	$33,716	$51,711

          The following table sets forth certain financial information for our international operations in Colombia as of and for the three months and six months ended June 30, 2008 which is included in our Drilling Services Division (amounts in thousands):

	As of and	As of and
	for the	for the
	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Identifiable assets	$103,819	$103,819

Revenues	$11,185	$19,726

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
•	Drilling Services Division — Our Drilling Services Division provides contract land drilling services with its fleet of 69 drilling rigs, 17 of which are operating in South Texas, 21 of which are operating in East Texas, 9 of which are operating in North Texas, 6 of which are operating in Western Oklahoma, 11 of which are operating in the Rocky Mountain region and 3 of which are operating internationally in Colombia. In addition, we deployed a 1000 horsepower rig to Colombia that we expect to begin operating in August 2008 and we are currently marketing a 1500 horsepower rig that we plan to deploy for further expansion into international markets. We are currently constructing a 1500 horsepower drilling rig that we expect to be completed and available for operation in the United States in December 2008. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.

•	Production Services Division — Our Production Services Division earns revenues for well services, wireline services and fishing and rental services based on purchase orders, contracts or other persuasive evidence of an arrangement with the customer, such as master service agreements, that include fixed or determinable prices. These production services revenues are recognized when the services have been rendered and collectability is reasonably assured.
•	Well services are provided with a fleet of 66 rigs (61 — 550 horsepower rigs, 4 — 600 horsepower rigs and 1 — 400 horsepower rig) with pump packages capable of working at depths of 20,000 feet to complete, maintain, and workover oil and natural gas producing wells.

•	Wireline services provide open and cased-hole wireline services with a fleet of 51 wireline units. Services include radial and standard cement bond logging with gamma-ray-neutron, casing calipers, temperature logging, pipe recovery, bridge plugs and a full range of perforating. In addition, the group operates the latest pulsed-neutron technology in through-casing logs, utilizing a direct, deeper-reading neutron detector.

•	Fishing and rental services are provided though approximately $14 million of fishing and rental tool equipment, air drilling equipment, power swivels and blowout preventers.
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
          On July 25, 2008, the spot price for West Texas Intermediate crude oil was $122.45, the spot price for Henry Hub natural gas was $9.33 and the Baker Hughes land rig count was 1,864, a 12% increase from 1,670 on July 27, 2007. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic workover rig count for the six months ended June 30, 2008 and each of the previous five years ended June 30, 2008 were:

	Six Months Ended
	June 30,	Years Ended June 30,
	2008	2008	2007	2006	2005	2004
Oil (West Texas Intermediate)	$111.51	$97.54	$63.49	$64.33	$48.74	$33.78

Natural Gas (Henry Hub)	$9.98	$8.24	$6.79	$8.98	$6.20	$5.39

U.S. Land Rig Count	1,732	1,716	1,624	1,402	1,153	1,000

U.S. Workover Rig Count	2,498	2,449	2,378	2,306	2,127	2,027
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
Liquidity and Capital Resources
Sources of Capital Resources
          Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $18.1 million as of June 30, 2008, 2008); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility which has borrowing availability of $124.7 million as of August 5, 2008. Our principal liquidity requirements have been for working capital needs, capital expenditures and acquisitions.
          On February 29, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A. and a syndicate of lenders (collectively the “Lenders”). The credit agreement provides for a senior secured revolving credit facility, with sub-limits for letters of credit and a swing-line facility of up to an aggregate principal amount of $400 million, all of which mature on February 28, 2013. The senior secured revolving credit facility and the obligations thereunder are secured by substantially all our domestic assets and are guaranteed by certain of our domestic subsidiaries. Borrowings under the senior secured revolving credit facility bear interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin is determined based upon our leverage ratio in accordance with a pricing grid in the credit agreement. The per annum margin for LIBOR rate borrowings ranges from 1.50% to 2.50% and for bank prime rate borrowings ranges from 0.50% to 1.50%. Based on the terms in the credit agreement, the LIBOR margin and bank prime rate margin in effect until delivery of our financial statements and the compliance certificate for December 31, 2008 are 2.25% and 1.25%, respectively. A commitment fee is due quarterly based on the average daily unused amount of the commitments of the Lenders under the senior secured revolving credit facility. In addition, a fronting fee is due for each letter of credit issued and a quarterly letter of credit fee is due based on the average undrawn amount of letter of credit outstanding during such period. We may repay the senior secured revolving credit facility balance outstanding in whole or in part at any time without premium or penalty. The senior secured revolving credit facility replaced the $20.0 million credit facility we previously had with Frost National Bank. Borrowings under the senior secured revolving credit facility were used to fund the WEDGE acquisition and are available for future acquisitions, working capital and other general corporate purposes.
          Effective June 11, 2008, we entered into a Waiver Agreement with the Lenders to waive the requirement to provide certain financial statements in conjunction with our compliance certificate within the time period required by the credit agreement. The Waiver Agreement required us to provide the financial statements and our compliance certificate on or before August 13, 2008. Until we provided these financial statements and our compliance certificate, the aggregate principal amount outstanding under the credit agreement could not exceed $350 million at any time (provided, however, that the commitment fee would continue to be calculated based on the total commitment of $400 million), and the per annum margin applicable to all amounts outstanding under the credit agreement would increase from the current rate of 2.25% for LIBOR rate borrowings and 1.25% for bank prime rate borrowings to 2.50% for LIBOR rate borrowings and 1.50% for bank prime rate borrowings. The required financial statements and our compliance certificate were delivered concurrently with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which occurred on August 5, 2008.
          At August 5, 2008, we had $267.5 million outstanding under the revolving portion of the senior secured revolving credit facility and $7.8 million in committed letters of credit. Under the terms of the credit agreement, committed letters of credit are applied against our borrowing capacity under the senior secured revolving credit facility. The borrowing availability under the senior secured revolving credit facility was $124.7 million at August 5, 2008. Principal payments of $12.0 million made after June 30, 2008 are classified in the current portion of long-term debt as of June 30, 2008. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity.
          At June 30, 2008, we held $16.5 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds, backed by assets that are equal to or greater than 200% of the liquidation preference and guaranteed by monoline bond insurance companies. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. We may not be able to access the funds we invested in our ARPSs without a loss of principal, unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately be able to liquidate our investments without material loss primarily due to the collateral securing the ARPSs. We do not currently intend to attempt to sell our ARPSs since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of June 30, 2008 because of our inability to determine the recovery period of our investment in ARPSs. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at June 30, 2008 was $15.0 million compared with a par value of $16.5 million. The $1.5 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and is recorded as an unrealized loss. We would recognize an impairment charge if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary.
Uses of Capital Resources
          On March 1, 2008, we acquired the production services business of WEDGE which provided well services, wireline services and fishing and rental services with a fleet of 62 workover rigs, 45 wireline units and approximately $13 million of fishing and rental tools equipment through facilities in Texas, Kansas, North Dakota, Colorado, Montana, Utah and Oklahoma. The aggregate purchase price for the acquisition was approximately $314.8 million, which consisted of assets acquired of $329.1 million and liabilities assumed of $14.3 million. The aggregate purchase price included $3.4 million of costs incurred to acquire the production services business from WEDGE. We financed the acquisition with approximately $3.3 million of cash on hand and $311.5 million of debt incurred under our new $400 million senior secured revolving credit facility.
          On March 1, 2008, immediately following the acquisition of the production services business from WEDGE, we acquired the production services business from Competition which provided wireline services with a fleet of 6 wireline units through its facilities in Montana. The aggregate purchase price for the Competition acquisition was approximately $30.0 million, which consisted of assets acquired of $30.1 million and liabilities assumed of $0.1 million. The aggregate purchase price includes $0.4 million of costs incurred to acquire the production services business from Competition. We financed the acquisition with $26.1 million cash on hand, a note payable due to the prior owner for $3.3 million and $0.6 million of current payables due to the owner.
          For the six months ended June 30, 2008, we had $53.4 million of additions to our property and equipment. For the remainder of fiscal year 2008, we project capital expenditures to be approximately $89.8 million, comprised of new rig and equipment acquisitions of approximately $48.9 million, routine capital expenditures of approximately $26.0 million, and non-routine capital expenditures of approximately $14.9 million. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements and availability under our senior secured revolving credit facility.
Working Capital
          Our working capital was $46.8 million at June 30, 2008, compared to $99.8 million at December 31, 2007. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.6 at June 30, 2008 compared to 3.4 at December 31, 2007.
          Our operations have historically generated cash flows sufficient to at least meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.
          The changes in the components of our working capital were as follows:

	June 30, 2008	December 31, 2007	Change
	(In thousands)
Cash and cash equivalents	$18,069	$76,703	$(58,634)
Trade receivables, net	78,206	46,759	31,447
Contract drilling in progress	14,398	7,861	6,537
Income tax receivable	632	611	21
Deferred income taxes	6,243	3,670	2,573
Inventory	3,159	1,180	1,979
Prepaid expenses and other	5,854	5,073	781

Current assets	126,561	141,857	(15,296)

Accounts payable	25,251	21,424	3,827
Current portion of long-term debt	13,811	—	13,811
Prepaid drilling contracts	1,789	1,933	(144)
Income taxes payable	3,640	—	3,640
Accrued payroll and related employee costs	12,127	5,172	6,955
Accrued insurance premiums and deductibles	16,718	9,548	7,170
Other accrued expenses	6,446	3,973	2,473

Current liabilities	79,782	42,050	37,732

Working capital	$46,779	$99,807	$(53,028)

          The decrease in cash and cash equivalents was primarily due to our use of $58.9 million for certain property and equipment expenditures, debt payments of $32.2 million, $29.4 million of cash to fund the WEDGE and Competition acquisitions and $16.5 million used to purchase ARPSs in January 2008 that are recorded as other long term assets as of June 30, 2008. This overall decrease in cash and cash equivalents was offset by $75.4 million of cash provided by operating activities.
          The increase in our receivables at June 30, 2008 as compared to December 31, 2007 was primarily due to receivables of $21.6 million at June 30, 2008 that relate to our new Production Services Division that was formed when we acquired the production services businesses of WEDGE and Competition on March 1, 2008 and an increase in receivables of $3.6 million at June 30, 2008 that relate to our Colombian operations that began in the third quarter of 2007.
          The increase in contract drilling in progress at June 30, 2008 as compared to December 31, 2007 was primarily due to drilling revenues that were earned but not billed as of June 30, 2008 for three of our drilling contracts in Colombia.

          The increase in inventory at June 30, 2008 as compared to December 31, 2007 was primarily due to the addition of inventory of $1.5 million for our new Production Services Division and an increase of $0.5 million of inventory primarily related to our third drilling rig that began operating in Colombia in February 2008. We maintain inventories of replacement parts and supplies for our drilling rigs operating in Colombia to ensure efficient operations in geographically remote areas.
          Most of our prepaid expenses and other consist of prepaid insurance and deferred mobilization costs. The increase at June 30, 2008 as compared to December 31, 2007 is primarily due to prepaid expenses and other of $0.9 million for our new Production Services Division and an increase of $0.4 million in deferred mobilization costs relating to our third drilling contract in Colombia that began in February 2008. This increase in prepaid expenses and other was partially offset by a decrease in prepaid insurance. We renew and pay most of our insurance premiums in late October of each year and some in April of each year. As of June 30, 2008, we had amortization of 8 months of these October insurance premiums, as compared to 2 months of amortization as of December 31, 2007.
          The increase in accounts payable at June 30, 2008 as compared to December 31, 2007 was primarily due to accounts payable of $4.6 million for our new Production Services Division.
          The increase in the current portion of long-term debt at June 30, 2008 is primarily due to principal payments of $12.0 million that were made after June 30, 2008 to reduce the outstanding balance of our senior secured revolving credit facility. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity.
          The increase in accrued payroll and related employee costs was due to an increase in the number of employees, which was primarily due to our new Production Services Division, which accounted for $4.5 million of the increase in accrued payroll and related employee costs. In addition, accrued payroll and related employee costs increased due to accrued bonuses related to the 12 month period ended March 31, 2008 that were paid to certain employees during the third quarter of 2008.
          The increase in accrued insurance premiums and deductibles was primarily due to increases in costs incurred for the self-insurance portion of our health and workers compensation insurance during the six months ended June, 2008 as compared to December 31, 2007.
Long Term Debt
          Long-term debt as of June 30, 2008 consists of the following (amounts in thousands):

Senior secured credit facility	$279,500
Subordinated notes payable	5,350
Other	781

285,631
Less current portion	(13,811)

$271,820

Contractual Obligations
          The following table includes all our contractual obligations of the types specified below at June 30, 2008 (amounts in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$285,631	$13,811	$3,020	$268,800	$—
Interest on long term debt	60,332	13,261	25,857	21,214	—
Purchase commitments	35,097	35,097	—	—	—
Operating leases	4,836	1,401	2,059	1,200	176
Restricted cash obligation	3,250	650	1,300	1,300	—
Other	291	146	145	—	—

Total	$389,437	$64,366	$32,381	$292,514	$176

          Long-term debt consists of $279.5 million outstanding under our senior secured credit facility, $5.4 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses and other debt of $0.8 million. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013, but principal payments of $12.0 million made after June 30, 2008 are classified in the current portion of long-term debt as of June 30, 2008. We may make principal payments to reduce the outstanding debt balance prior to maturity when cash and working capital is sufficient.
          Interest payment obligations on our senior secured credit facility are estimated based on (1) interest rates that are in effect under the Waiver Agreement through August 5, 2008, the date we anticipate delivering the financial statements required under the Waiver Agreement, (2) interest rates that we expect to be in effect after we deliver the required financial statements to the Lenders, (3) $12.0 million of principal payments that have been made after June 30, 2008 to reduce the outstanding principal balance, and (4) the remaining principal balance of $267.5 million to be paid at maturity in February 2013. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 6% to 14%, with quarterly payments of principal and interest and final maturity dates ranging from January 2009 to March 2013.
          Purchase obligations primarily relate to drilling rig and well servicing rig upgrades, acquisitions or new construction.
          Operating leases consist of lease agreements with terms in excess of 1 year for office space, operating facilities, equipment and personal property.
          As of June 30, 2008, we had restricted cash in the amount of $3,250,000 held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $650,000 payable over a 5 year term from the escrow account.
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
          Effective June 11, 2008, we entered into a Waiver Agreement with the Lenders to waive the requirement to provide certain financial statements in conjunction with our compliance certificate within the time period required by the credit agreement. The Waiver Agreement required us to provide the financial statements and our compliance certificate on or before August 13, 2008. Until we provided these financial statements and our compliance certificate, the aggregate principal amount outstanding under the credit agreement could not exceed $350 million at any time (provided, however, that the commitment fee would continue to be calculated based on the total commitment of $400 million), and the per annum margin applicable to all amounts outstanding under the credit agreement would increase from the current rate of 2.25% for LIBOR rate borrowings and 1.25% for bank prime rate borrowings to 2.50% for LIBOR rate borrowings and 1.50% for bank prime rate borrowings. The required financial statements and our compliance certificate were delivered concurrently with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which occurred on August 5, 2008.

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
Statement of Operations Analysis
          The following table provides information for our operations for the three and six months ended June 30, 2008 and 2007 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue days information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Drilling Services Division:
Revenues	$109,250	$102,779	$209,291	$206,126
Operating costs	64,277	62,388	127,774	121,578

Drilling Services Division margin	$44,973	$40,391	$81,517	$84,548

Average number of drilling rigs	67.0	65.7	67.0	65.0
Utilization rate	90%	90%	87%	90%
Revenue days	5,603	5,387	10,789	10,590

Average revenues per day	$19,498	$19,079	$19,399	$19,464
Average operating costs per day	11,472	11,581	11,843	11,480

Drilling Services Division margin per day	$8,026	$7,498	$7,556	$7,984

Production Services Division:
Revenues	$43,297	$—	$56,653	$—
Operating costs	21,916	—	28,845	—

Production Services Division margin	$21,381	$—	$27,808	$—

EBITDA	$53,366	$35,687	$89,572	$76,029

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(amounts in thousands)
Reconciliation of combined Drilling Services Dvision margin and Production Services Division margin and EBITDA to net earnings:

Drilling Services Division margin	$44,973	$40,391	$81,517	$84,548
Production Services Division margin	21,381	—	27,808	—

Combined margin	66,354	40,391	109,325	84,548
Selling, general and administrative	(12,150)	(4,724)	(19,872)	(8,547)
Bad debt (expense) recovery	92	—	(43)	—
Other income (expense)	(930)	20	162	28

EBITDA	53,366	35,687	89,572	76,029

Depreciation and amortization	(20,580)	(16,098)	(37,699)	(30,834)
Interest income (expense), net	(4,060)	861	(5,049)	1,742
Income tax expense	(9,609)	(7,362)	(15,859)	(16,631)

Net earnings	$19,117	$13,088	$30,965	$30,306

          Our Drilling Services Division’s revenues increased by $6.5 million, or 6%, for the quarter ended June 30, 2008, as compared to the corresponding quarter in 2007, due to a 4% increase in revenue days that resulted from an increase in the number of drilling rigs in our fleet. This increase in our Drilling Services Division’s revenues is also due to an increase in average contract drilling revenues of $419 per day, or 2%, that resulted from an increased demand for drilling rigs.
          Our Drilling Services Division’s revenues increased by $3.2 million, or 2%, for the six months ended June 30, 2008, as compared to the corresponding period in 2007, primarily due to a 2% increase in revenue days that resulted from an increase in the number of drilling rigs in our fleet. This overall increase in our Drilling Services Division’s revenues was partially offset by a decrease in average contract drilling revenues of $65 per day.
          Our Drilling Services Division’s operating costs grew by $1.9 million, or 3%, for the quarter ended June 30, 2008, as compared to the corresponding period in 2007, primarily due to a 4% increase in revenue days that resulted from an increase in the number of drilling rigs in our fleet. This overall increase in our Drilling Services Division’s operating costs was partially offset by a decrease in average contract drilling operating costs of $109 per day, or 1%.
          Our Drilling Services Division’s operating costs grew by $6.2 million, or 5%, for the six months ended June 30, 2008, as compared to the corresponding period in 2007, due to a 2% increase in revenue days that resulted from an increase in the number of drilling rigs in our fleet. This increase in our Drilling Services Division’s operating costs is also due to an increase in average contract drilling operating costs of $363 per day, or 3%, that resulted primarily from higher operating costs per day for our Colombian operations.
          Our Production Services Division’s revenue of $43.3 million and operating costs of $21.9 million for the quarter ended June 30, 2008 and $56.7 million and operating costs of $28.8 million for the six months ended June 30, 2008 are based on the operating results for this new operating segment which was created on March 1, 2008 when we acquired the production services businesses of WEDGE and Competition.
          Our selling, general and administrative expense for the quarter ended June 30, 2008 increased by approximately $7.4 million, or 157%, compared to the corresponding quarter in 2007. The increase resulted from $0.6 million in additional compensation-related expenses incurred for existing and new employees in our corporate office. Professional and consulting expenses increased $1.3 million during the quarter ended June 30, 2008. In addition, we incurred $4.7 million and $0.4 million of additional selling, general and administrative expenses relating to our Production Service Division and our Colombian operations, respectively.
          Our selling, general and administrative expense for the six months ended June 30, 2008 increased by approximately $11.3 million, or 133%, compared to the corresponding period in 2007. The increase resulted from $1.8 million in additional compensation-related expenses incurred for existing and new employees in our corporate office. Professional and consulting expenses increased

$1.9 million during the six months ended June 30, 2008. In addition, we incurred $5.9 million and $1.0 million of additional selling, general and administrative expenses relating to our Production Service Division and our Colombian operations, respectively.
          Our other income for the quarter ended June 30, 2008 decreased by $1.0 million compared to the corresponding quarter in 2007, primarily due to foreign currency translation losses relating to our operations in Colombia.
          Our depreciation and amortization expenses increased by $4.5 million, or 28%, for the quarter ended June 30, 2008 and increased by $6.9 million, or 22%, for the six months ended June 30, 2008, when compared to the corresponding periods in 2007. The increases resulted primarily from additional depreciation and amortization expense of $4.1 million and $5.4 million for the quarter and six month periods, respectively, for our new Production Services Division. The increases are also due to the increases in the average size of our drilling rig fleet, which increases consisted of newly constructed rigs. Partially offsetting the increases in depreciation and amortization expense were decreases of approximately $0.9 million and $1.9 million for the quarter and six month periods, respectively, resulting from the change in the estimated useful lives of a group of 19 drilling rigs from an average useful life of 9 years to 12 years.
          Interest expense for the quarter and six months ended June 30, 2008 is related to interest due on the amounts outstanding under our new senior secured revolving credit facility which was used to fund the acquisitions of the production services businesses of WEDGE and Competition on March 1, 2008.
          Our effective income tax rates of 33.4%, for the quarter ended June 30, 2008 and 33.9% for the six months ended June 30, 2008, differ from the federal statutory rate of 35% due to tax benefits in foreign jurisdictions, tax benefits recognized for previously unrecognized deferred tax assets and state income taxes.
Inflation
          Due to the increased rig count in each of our market areas, availability of personnel to operate our rigs is limited. In April 2005, January 2006 and May 2006, we raised wage rates for our drilling rig personnel by an average of 6%, 6% and 14%, respectively. We were able to pass these wage rate increases on to our customers based on contract terms. We anticipate an additional wage rate increase of 10% to 15% prior to December 31, 2008 that we expect to be able to pass on to our customers.
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
Critical Accounting Policies and Estimates
          Revenue and cost recognition — Our Drilling Services Division earns revenues by drilling oil and gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract. Individual contracts are usually completed in less than 60 days. The risks to us under a turnkey contract and, to a lesser extent, under footage contracts, are substantially greater than on a contract drilled on a daywork basis. Under a turnkey contract, we assume most of the risks associated with drilling operations that are generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors’ services, supplies, cost escalations and personnel operations.
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
          Asset impairments — We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and which could trigger an impairment review would be our customers’ financial condition, local conditions in a particular market and any significant negative industry or economic trends. More specifically, among other things, we consider our contract revenue rates; our utilization rates; cash flows from our drilling rigs, workover rigs, wireline units and fishing and rental tools equipment; current oil and gas prices, rig counts and trends in the price of used equipment observed by our management. If a review of our property and equipment indicates that our carrying value exceeds the estimated undiscounted future net cash flows, we are required under applicable accounting standards to write down the property and equipment to its fair market value. A one percent write-down in our net property and equipment, at June 30, 2008, would have resulted in a corresponding decrease in our net earnings of approximately $3.7 million for the three months ended June 30, 2008.
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
          We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the six months ended June 30, 2008, we experienced losses on 6 of the 44 turnkey and footage contracts completed, with a loss of less than $30,000 each on 3 of these contracts and a loss of less than $130,000 each on the remaining 3 contracts. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.
          Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had 1 turnkey and 3 footage contracts in progress at June 30, 2008, which were completed prior to the release of the financial statements included in this report. Our contract drilling in progress totaled $14.4 million at June 30, 2008. Of that amount accrued, turnkey and footage contract revenues were $1.1 million. The remaining balance of $12.8 million related to the revenue recognized but not yet billed on daywork drilling contracts in progress at June 30, 2008 and $0.5 million related to unbilled revenue for our Production Services Division.
          We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $0.5 million at June 30, 2008 and no allowance for doubtful accounts at December 31, 2007.
          Our determination of the useful lives of our depreciable assets, which directly affects our determination of depreciation expense and deferred taxes is also a critical accounting estimate. A decrease in the useful life of our property and equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling, production, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from 3 to 25 years. We record the same depreciation expense whether a drilling rig, workover rig or wireline unit is idle or working. Our estimates of the useful lives of our drilling, production, transportation and other equipment are based on our more than 35 years of experience in the oilfield services industry with similar equipment. Effective January 1, 2008, we reassessed the estimated useful lives assigned to a group of 19 drilling rigs that were recently constructed. These drilling rigs were constructed with new components that have longer estimated useful lives when compared to other drilling rigs that are equipped with older components. As a result, we increased the estimated useful lives for this group of recently constructed drilling rigs from an average useful life of 9 years to 12 years. This change in the estimated useful lives of this group of 19 drilling rigs resulted in a $1.9 million decrease in depreciation and amortization expense for the six months ended June 30, 2008.
          As of June 30, 2008, we had foreign net operating losses for tax purposes and other tax benefits available to reduce future taxable income in a foreign jurisdiction. The valuation allowance in the amount of $3.2 million offsets in part our foreign net operating losses and other tax benefits. In assessing the realizability of our foreign deferred tax assets, we recognized a tax benefit to the extent of taxable income we expect to earn over the terms of four existing drilling contracts in the foreign jurisdiction. The term of 1 contract expires in October 2008, the terms of 2 contracts expire in December 2008 and the remaining contract expires in March 2009. If one or more of these contracts are extended or renewed or new contracts are entered into, then we expect to recognize additional tax benefits to the extent projected future taxable income increases. The foreign net operating loss has an indefinite carryforward period. The foreign net operating loss is primarily due to the special income tax benefits permitted by the Colombian government that allows us to recover 140% of the cost of certain imported assets. We are currently marketing a 1500 horsepower drilling rig that we plan to deploy in Colombia. To obtain this special income tax benefit, we plan to have our U.S. operating company sell this drilling rig to Stayton Asset Group, a variable interest entity established for this transaction for which we would be the primary beneficiary and we would consolidate its accounts in our consolidated financial statements. We plan to have Stayton Asset Group immediately sell this drilling rig to our operating entity in Colombia.
          Our accrued insurance premiums and deductibles as of June 30, 2008 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.2 million and our workers’ compensation, general liability and auto liability insurance of approximately $9.9 million. We have a deductible of $125,000 per covered individual per year under the health insurance, except for individuals employed by our Production Services Division where we have no deductible. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we do not have a deductible. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.
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
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS No. 161. We do not have any derivative instruments and expect the adoption of SFAS No. 161 to have no impact on our financial position or results of operations and financial condition.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not affect our financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          We are subject to interest rate market risk on our variable rate debt. As of June 30, 2008, we had $279.5 million outstanding under our senior secured revolving credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $0.7 million and a decrease in net income of approximately $0.5 million during a quarterly period.
          At June 30, 2008, we held $16.5 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds, backed by assets that are equal to or greater than 200% of the liquidation preference and guaranteed by monoline bond insurance companies. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. We may not be able to access the funds we invested in our ARPSs without a loss of principal, unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately be able to liquidate our investments without material loss primarily due to the collateral securing the ARPSs. We do not currently intend to attempt to sell our ARPSs since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of June 30, 2008 because of our inability to determine the recovery period of our investment in ARPSs. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at June 30, 2008 was $15.0 million compared with a par value of $16.5 million. The $1.5 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and is recorded as an unrealized loss. We would recognize an impairment charge if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary.
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
          During the six months ended June 30, 2008, we operated 3 drilling rigs in Colombia that generated 7% of our total revenue. We estimate, based upon our net income for our Colombian operations for the three or six months ended June 30, 2008, a 10% change in foreign currency exchange rates would not have resulted in a material impact to consolidated net income.
          We do not currently use derivative financial instruments to hedge against interest rate risk or foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
          There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          On March 1, 2008, we completed the acquisitions of the production services businesses of WEDGE and Competition. We are in the process of transferring all accounting for the new acquisition to our headquarters and into our existing internal control processes. The integration will lead to changes in these controls in future fiscal periods but we do not expect these changes to materially affect our internal controls over financial reporting. Consistent with published guidance of the SEC, our management excluded the acquired companies from the scope of its assessment of internal control over financial reporting as of June 30, 2008. Total assets and total revenues from the acquisitions represented approximately 41% and 21%, respectively, of the related consolidated financial statement amounts of the Company as of and for the six months ended June 30, 2008.
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
ITEM 1A. RISK FACTORS
          While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A of our Transition Report on Form 10-KT for the fiscal year ended December 31, 2007, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 describe some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business, financial condition or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          We did not make any unregistered sales of equity securities during the quarter ended June 30, 2008, nor did we repurchase any shares of our common stock during the quarter ended June 30, 2008.
ITEM 3. Defaults Upon Senior Securities
          Not Applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
          The following matters were voted upon at our 2008 Annual Meeting of Shareholders held on May 16, 2008 and received the votes set forth below:
1.	A proposal to elect Dean A. Burkhardt as our single Class I director was approved, with 46,112,202 votes FOR and 1,058,305 votes WITHHELD for Dean A. Burkhardt. Wm. Stacy Locke, C. John Thompson, and C. Robert Bunch continued as directors pursuant to their prior election.

2.	A proposal to ratify the appointment of KPMG LLP as our independent auditors for our fiscal year ending December 31, 2008 was approved, with 46,775,886 votes FOR, 285,145 votes AGAINST, 109,476 ABSTENTIONS for KPMG LLP. There were no broker non-votes on this matter.
ITEM 5. Other Information
          Not Applicable.

ITEM 6. EXHIBITS
          The following exhibits are filed as part of this report or incorporated by reference herein:

3.1 *	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).

3.3 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 10, 2007 (File No. 1-8182, Exhibit 3.1)).

4.1 *	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

10.1 *	-	Waiver Agreement, dated as of June 9, 2008, among Pioneer Drilling Company, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender, and each of the other financial institutions party thereto (Form 8-K dated June 11, 2008 (File No. 1-8182, Exhibit 10.1))

31.1 **	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 **	-	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 #	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 #	-	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.

**	Filed herewith

#	Furnished herewith
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY
/s/ Joyce M. Schuldt
Joyce M. Schuldt
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

Dated: August 7, 2008

Index to Exhibits

3.1 *	-	Articles of Incorporation of Pioneer Drilling Company, as amended (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Articles of Amendment to the Articles of Incorporation of Pioneer Drilling Company (Form 10-Q for the quarter ended September 30, 2001 (File No. 1-8182, Exhibit 3.1)).
3.3 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 10, 2007 (File No. 1-8182, Exhibit 3.1)).

4.1 *	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

10.1 *	-	Waiver Agreement, dated as of June 9, 2008, among Pioneer Drilling Company, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender, and each of the other financial institutions party thereto (Form 8-K dated June 11, 2008 (File No. 1-8182, Exhibit 10.1))

31.1 **	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 **	-	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 #	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 #	-	Certification by Joyce M. Schuldt, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.

**	Filed herewith

#	Furnished herewith