Form 10-K
period 2008-12-31
PIONEER DRILLING CO
filed 2009-02-26
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-8182

PIONEER DRILLING COMPANY

(Exact name of registrant as specified in its charter)

TEXAS	74-2088619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1250 N.E. Loop 410, Suite 1000 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 828-7689

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	American Stock Exchange (NYSE Alternext US)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the American Stock Exchange (NYSE Alternext US) on June 30, 2008) was approximately $932.0 million.

As of February 6, 2009, there were 49,997,578 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

In addition, various statements that this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1—“Business” and Item 3—“Legal Proceedings” in Part I of this report; in Item 5—“Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report; and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	risks associated with the current global crisis and its impact on capital markets and liquidity;

•	the continued strength of the drilling services or production services in the geographic areas where we operate;

•	levels and volatility of oil and gas prices;

•	decisions about onshore exploration and development projects to be made by oil and gas companies;

•	the highly competitive nature of our business;

•	the supply of marketable drilling rigs, workover rigs and wireline units within the industry;

•	the success or failure of our acquisition strategy, including our ability to finance acquisitions and manage growth;

•	the continued availability of drilling rig, workover rig and wireline unit components;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel; and

•	changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment.

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement contained in this report or elsewhere. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. Also, please read the risk factors set forth in Item 1A—“Risk Factors.”

Item 1.	Business

In December 2007, our Board of Directors approved a change in our fiscal year end from March 31st to December 31st. The fiscal year end change was effective December 31, 2007 and resulted in a nine month reporting period from April 1, 2007 to December 31, 2007. Fiscal years beginning with the year ended December 31, 2008, will represent twelve month reporting periods. We implemented the fiscal year end change to align our United States reporting period with the required Colombian statutory reporting period as well as the reporting periods of peer companies in the industry.

General

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout the United States and internationally in Colombia. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. Over the years, our business has grown through acquisitions and through organic growth. Since September 1999, we have significantly expanded our drilling rig fleet by adding 42 rigs through acquisitions and by adding 27 rigs through the construction of rigs from new and used components. On March 1, 2008, we significantly expanded our service offerings when we acquired the production services businesses of WEDGE Group Incorporated (“WEDGE”) for $314.7 million and Prairie Investors d/b/a Competition Wireline (“Competition”) for $30.0 million which provide well services, wireline services and fishing and rental services. We funded the WEDGE acquisition primarily with $311.5 million of borrowings under our $400 million senior secured revolving credit facility. As of February 23, 2009, the senior secured revolving credit facility has an outstanding balance of $257.5 million, all of which matures in February 2013. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life at a well site and enable us to meet multiple needs of our customers.

We currently conduct our operations through two operating segments: our Drilling Services Division and our Production Services Division. The following is a description of these two operating segments. Financial information about our operating segments is included in Note 11, Segment Information, of the Notes to Consolidated Financial Statements, included in Part II Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 70 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	17
East Texas	22
North Texas	9
Utah	6
North Dakota	6
Oklahoma	5
Colombia	5

As of February 23, 2009, 36 drilling rigs are operating, 29 drilling rigs are idle and five drilling rigs located in our Oklahoma drilling division have been placed in storage or “cold stacked” due to low demand for drilling rigs in this region. We are actively marketing all our idle drilling rigs and we are earning revenue on two of these rigs through early termination fees on their drilling contracts with terms expiring in March 2009 and May 2009. We are constructing a 1500 horsepower drilling rig that we expect to be completed and available for operation in the in our North Dakota drilling division under a contract with a three year term beginning March 2009. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.

•

Production Services Division—Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, and Rocky Mountain states. We provide our services to a diverse group of oil and gas companies. The primary productions services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our fleet of 74 workover rigs in seven division locations to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have a premium workover rig fleet consisting of sixty-nine 550 horseposewer rigs, four 600 horsepower rigs, and one 400 horsepower rig. The average age of this fleet is 1.4 years as of December 31, 2008. As of February 23, 2009, 62 workover rigs are operating and 12 workover rigs are idle with no crews assigned.

•

Wireline Services. In order for oil and gas companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of 59 truck mounted wireline units in 15 division locations to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. Our truck mounted wireline units have an average age of 3.7 years as of December 31, 2008.

•

Fishing and Rental Services. During drilling operations, oil and gas companies are often required to rent unique equipment such as power swivels, foam air units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We have approximately $15 million worth of fishing and rental tools that we provide out of four locations in Texas and Oklahoma.

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

Industry Overview

In recent months, there has been substantial volatility and a decline in oil and natural gas prices due to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. These conditions have adversely affected our business environment.

Our customers have curtailed their drilling programs and reduced their production activities, which has resulted in a decrease in demand for drilling and production services and a reduction in day rates and utilization. In addition, certain of our customers could experience an inability to pay suppliers in the event they are unable to access the capital markets to fund their business operations.

Demand for oilfield services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected levels of oil and natural gas prices. For three years before the end of 2008, domestic exploration and production spending increased as oil and natural gas prices increased. Oil and natural gas prices declined significantly at the end of 2008 and in recent months in a deteriorating global economic environment, and exploration and production companies have announced cuts in their exploration budgets for 2009. We expect these reductions in oil and gas exploration budgets to result in a reduction in our rig utilization and revenue rates in 2009. In addition, we may experience a shift to more turnkey and footage drilling contracts from daywork drilling contracts. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A—“Risk Factors” in Part I of this Annual Report on Form 10-K.

On February 6, 2009 the spot price for West Texas Intermediate crude oil was $40.17, the spot price for Henry Hub natural gas was $4.67 and the Baker Hughes land rig count was 1,330, a 21% decrease from 1,677 on February 8, 2008. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic workover rig count for the year ended December 31, 2008, the nine months ended December 31, 2007 and each of the previous five years ended March 31 were:

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Years Ended March 31,
			2007	2006	2005	2004
Oil (West Texas
Intermediate)	$99.86	$77.42	$64.96	$59.94	$45.04	$31.47
Natural Gas (Henry Hub)	$8.81	$6.82	$6.53	$9.10	$5.99	$5.27
U.S. Land Rig Count	1,792	1,684	1,589	1,329	1,110	964
U.S. Workover Rig Count	2,514	2,394	2,376	2,271	2,087	1,996

Increased expenditures for exploration and production activities generally lead to increased demand for our drilling services and production services. Over the past several years, rising oil and natural gas prices and the corresponding increase in onshore oil and natural gas exploration and production spending led to expanded drilling and well service activity as reflected by the increases in the U.S. land rig counts and U.S. workover rig counts over the previous five years.

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

In contrast, both mandatory and discretionary operating expenditures are more stable than capital expenditures for exploration. Mandatory operating expenditure projects involve activities that cannot be avoided in the short term, such as regulatory compliance, safety, contractual obligations and projects to maintain the well and related infrastructure in operating condition. Discretionary operating expenditure projects may not be critical to the short-term viability of a lease or field, but these projects are less sensitive to commodity price volatility as compared to capital expenditures for exploration. Discretionary operating expenditure work is evaluated according to a simple short-term payout criterion which is far less dependent on commodity price forecasts.

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

Our Strategy

In past years, our strategy was to become a premier land drilling company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet that operates in active drilling markets in the United States. Our long-term strategy is to maintain and leverage our position as a leading land drilling company and evolve into a premier multi-service, international oilfield services provider. The key elements of this long-term strategy include:

•

Expand our Operations into International Markets—In early 2007, we announced our intention to expand internationally and began negotiating drilling contracts in Colombia. We currently have five drilling rigs located in Colombia.

•

Pursue Opportunities into Other Oilfield Services—We strive to mitigate the cyclical risk in oilfield services by complementing our drilling services with certain production services. Effective March 1, 2008, we acquired the production services businesses of WEDGE and Competition which provide well services, wireline services and fishing and rental services. We now have a fleet of 74 workover rigs, 59 wireline units and approximately $15 million of fishing and rental tools equipment that operate out of facilities in Texas, Kansas, North Dakota, Colorado, Utah, Montana, Louisiana and Oklahoma. We expanded our Production Services Division with the acquisitions of Paltec, Inc. (Paltec) in August 2008 and Pettus Well Service (Pettus) in October 2008, both operating in Texas.

•

Continue Growth with Select Capital Deployment—We intend to continue growing our business by making selective acquisitions, continuing new-build programs and / or upgrading our existing assets. Our capital investment decisions are determined by strategic fit and an analysis of the projected return on capital employed on each of those alternatives. We are currently constructing one 1500 horsepower drilling rig that we expect to be completed and available for operation in our North Dakota drilling division under a contract with a three year term beginning March 2009. In addition, we will take delivery of two new wireline units in 2009.

With the recent decline in oil and natural gas prices due to the deteriorating global economic environment and the expected reductions in our rig utilization and revenue rates in 2009, our near-term strategy is to maintain a strong balance sheet and ample liquidity. Management has initiated certain cost reduction measures including workforce and wage rate reductions that will reduce operating expenses during the downturn in the industry cycle. Budgeted capital expenditures for 2009 represent routine capital expenditures necessary to keep our equipment in safe and efficient working order and limited discretionary capital expenditures of new equipment or upgrades of existing equipment. In addition, our marketing initiatives are focused on identifying regional opportunities and evaluating more turnkey drilling contract opportunities. We believe this near-term strategy will position us to take advantage of business opportunities and continue our long-term growth strategy.

Overview of Our Segments and Services

Drilling Services Division

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

The rotating equipment from top to bottom consists of a top drive or a swivel, the kelly, and kelly bushing, the rotary table, drill pipe, drill collars and the drill bit. We refer to the equipment between the top drive or swivel and the drill bit as the drill stem. In a top drive system, the top drive hangs from a hook at the bottom of the traveling block. The top drive has a passageway for drilling mud to get into the drill pipe, and it has a heavy-duty electric motor connected to a threaded drive shaft which connects to and rotates the drill pipe. In a kelly drive system, The swivel assembly sustains the weight of the drill stem, permits its rotation and affords a rotating pressure seal and passageway for circulating drilling fluid into the top of the drill string. The swivel also has a large handle that fits inside the hook assembly at the bottom of the traveling block. Drilling fluid enters the drill stem through a hose, called the rotary hose, attached to the side of the swivel. The kelly is a triangular, square or hexagonal piece of pipe, usually 40 feet long, that transmits torque from the rotary table to the drill stem and permits its vertical movement as it is lowered into the hole. The bottom end of the kelly fits inside a corresponding triangular, square or hexagonal opening in a device called the kelly bushing. The kelly bushing, in turn, fits into a part of the rotary table called the master bushing. As the master bushing rotates, the kelly bushing also rotates, turning the kelly, which rotates the drill pipe and thus the drill bit. Drilling fluid is pumped through the kelly on its way to the bottom. The rotary table, equipped with its master bushing and kelly bushing, supplies the necessary torque to turn the drill stem. The drill pipe and drill collars are both steel tubes through which drilling fluid can be pumped. Drill pipe, sometimes called drill string, comes in 30-foot sections, or joints, with threaded sections on each end. Drill collars are heavier than drill pipe and are also threaded on the ends. Collars are used on the bottom of the drill stem to apply weight to the drilling bit. At the end of the drill stem is the bit, which chews up the formation rock and dislodges it so that drilling fluid can circulate the fragmented material back up to the surface where the circulating system filters it out of the fluid.

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

In a continuing effort to improve our rig fleet, we have installed top drives in 10 rigs, iron roughnecks in 37 rigs, walking systems in one rig (with three other systems available for installation) and automatic catwalks in two rigs.

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

Our drilling rig fleet consists of 70 rigs. Not included in our 70 drilling rig count is a 1500 horsepower rig that we expect to be completed and available for operation in our North Dakota drilling division under a contract with a three year term beginning March 2009. We own all the rigs in our fleet. With the recent decline in demand for drilling services, as of February 23, 2009, we have 36 drilling rigs operating, 29 drilling rigs are idle and five drilling rigs located in our Oklahoma division have been placed in storage or “cold stacked” due to low demand for drilling rigs in this region. We are actively marketing all our idle drilling rigs and we are earning revenues on two of these rigs through early termination fees on these drilling contracts with terms expiring in March 2009 and May 2009.

The following table sets forth historical information regarding utilization for our drilling rig fleet:

	Year Ended December 31,	Nine Months Ended December 31,	Years ended March 31,
	2008	2007	2007	2006	2005	2004
Average number of operating rigs for the period	67.4	66.7	60.8	52.3	40.1	27.3
Average utilization rate	89%	89%	95%	95%	96%	88%

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

As of February 6, 2009, we owned a fleet of 80 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites. By owning our own trucks, we reduce the cost of rig moves and reduce downtime between rig moves.

As a provider of contract land drilling services, our business and the profitability of our operations depend on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. During periods of reduced drilling activity or excess rig capacity, price competition tends to increase and the profitability of daywork contracts tends to decrease. In this competitive price environment, we may be more inclined to enter into turnkey and footage contracts that expose us to greater risk of loss without commensurate increases in potential contract profitability.

We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. The contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we generally construct new drilling rigs once we have entered into longer-term drilling contracts for such rigs. As of February 6, 2009, we had 27 contracts with terms of six months to three years in duration, of which 18 will expire by August 6, 2009, six have a remaining term of six to 12 months, one has a remaining term of 12 to 18 months and two have a remaining term in excess of 18 months.

The following table presents, by type of contract, information about the total number of wells we completed for our customers during each of the last three fiscal years.

Type of Contract	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
Daywork	828	606	742
Turnkey	10	5	2
Footage	71	66	60

Total number of wells	909	677	804

Daywork Contracts. Under daywork drilling contracts, we provide a drilling rig and required personnel to our customer who supervises the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is used. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of the out-of-pocket drilling costs and we generally bear no part of the usual risks associated with drilling, such as time delays and unanticipated costs.

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

Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts. Similar to a turnkey contract, the risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. As with turnkey contracts, we manage this additional risk through the use of engineering expertise and bid the footage contracts accordingly. However, the occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a material adverse effect on our financial position and results of operations.

Production Services Division

Well Services. We provide rig-based well services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives.

Regular maintenance is generally required throughout the life of a well to sustain optimal levels of oil and gas production. We believe regular maintenance comprises the largest portion of our work in this business segment. Common maintenance services include repairing inoperable pumping equipment in an oil well and replacing defective tubing in a gas well. Our maintenance services involve relatively low-cost, short-duration jobs which are part of normal well operating costs. The need for maintenance does not directly depend on the level of drilling activity, although it is somewhat impacted by short-term fluctuations in oil and gas prices. Accordingly, maintenance services generally experience relatively stable demand; however, when oil or gas prices are too low to justify additional expenditures, operating companies may choose to temporarily shut in producing wells rather than incur additional maintenance costs.

In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications called workovers, which are typically more complex and more time consuming than maintenance operations. Workover services include extensions of existing wells to drain new formations either through perforating the well casing to expose additional productive zones not previously produced, deepening well bores to new zones or the drilling of lateral well bores to improve reservoir drainage patterns. Our workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced oil recovery operations. Workovers also include major subsurface repairs such as repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the well bore. These extensive workover operations are normally performed by a workover rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and fishing tools, depending upon the particular type of workover operation. All of our well servicing rigs are designed to perform complex workover operations. A workover may require a few days to several weeks and generally requires additional auxiliary equipment. The demand for workover services is sensitive to oil and gas producers’ intermediate and long-term expectations for oil and gas prices.

Completion services involve the preparation of newly drilled wells for production. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or gas to flow into the well bore, stimulating and testing these zones and installing the production string and other downhole equipment. We provide well service rigs to assist in this completion process. Newly drilled wells are frequently completed by well servicing rigs to minimize the use of higher cost drilling rigs in the completion process. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment. Accordingly, completion services require less well-to-well mobilization of equipment and generally provide higher operating margins than regular maintenance work. The demand for completion services is directly related to drilling activity levels, which are sensitive to changes in oil and gas prices.

Well servicing rigs are also used in the process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Many well operators bid this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by other service companies.

When we provide well services, we typically bill customers on an hourly basis during the period that the rig providing services is actively working. As of December 31, 2008, our fleet of well service rigs totaled 74 rigs. These rigs are located mostly in Texas, serving the Gulf Coast and ArkLaTex regions, though we also have five rigs in Louisiana and four rigs in North Dakota. We estimate that approximately 20% of our rigs are located in predominantly oil regions while 80% of our rigs are located in predominantly natural gas regions. Our fleet is one of the youngest in the industry, consisting primarily of premium, 550 HP rigs capable of working at depths of 20,000 feet.

Wireline Services. We provide both open and cased-hole wireline services with our fleet of 59 wireline trucks. We provide these services in Texas, Kansas, Colorado, Utah, Montana, and North Dakota. Wireline services typically utilize a single truck equipped with a spool of wireline that is used to lower and raise a variety of specialized tools in and out of the wellbore. These tools can be used to measure pressures and temperatures as well as the condition of the casing and the cement that holds the casing in place. Other applications for wireline tools include placing equipment in or retrieving equipment from the wellbore, or perforating the casing and cutting off pipe that is stuck in the well so that the free section can be recovered. Electric wireline contains a conduit that allows signals to be transmitted to or from tools located in the well. Wireline trucks are often used in place of a well servicing rig when there is no requirement to remove tubulars from the well in order to make repairs. Wireline trucks, like well servicing rigs, are utilized throughout the life of a well.

Fishing and Rental Services. Our rental and fishing tool business provides a range of specialized services and equipment that are utilized on a non-routine basis for both drilling and well servicing operations. Drilling and well servicing rigs are equipped with a complement of tools to complete routine operations under normal conditions for most projects in the geographic area where they are employed. When downhole problems develop with drilling or servicing operations, or conditions require non-routine equipment, our customers will usually rely on a provider of rental and fishing tools to augment equipment that is provided with a typical drilling or well servicing rig package. The important rental tools that we offer include air drilling equipment, foam units, power swivels, and blowout preventers.

The term “fishing” applies to a wide variety of downhole operations designed to correct a problem that has developed when drilling or servicing a well. Often, the problem involves equipment that has become lodged in the well and cannot be removed without special equipment. Our customers employ our technicians and our tools that are specifically suited to retrieve the trapped equipment, or “fish,” in order for operations to resume.

Our Production Services operations are impacted by seasonal factors. Our business can be negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Because our well service rigs and wireline units are mobile, during periods of heavy snow, ice or rain, we may not be able to move our equipment between locations.

Customers

We provide drilling services and production services to numerous major and independent oil and gas companies that are active in the geographic areas in which we operate. The following table shows our three largest customers as a percentage of our total revenue for each of our last three fiscal years.

Customer	Total Revenue Percentage
Fiscal Year Ended December 31, 2008:
EOG Resources, Inc.	10.0%
Ecopetrol	7.4%
Anadarko Petroleum Corporation	6.4%

Nine Months Ended December 31, 2007:
EOG Resources, Inc.	13.1%
Anadarko Petroleum Corporation	8.8%
Chesapeake Operating Inc.	7.7%

Fiscal Year Ended March 31, 2007:
EOG Resources, Inc.	9.7%
Chesapeake Operating Inc.	9.1%
Anadarko Petroleum Corporation	6.1%

Competition

Drilling Services Division

We encounter substantial competition from other drilling contractors. Our primary market areas are highly fragmented and competitive. The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

The drilling contracts we compete for are usually awarded on the basis of competitive bids. Our principal competitors are Helmerich & Payne, Inc., Precision Drilling Trust, Patterson-UTI Energy, Inc. and Nabors Industries, Inc. In addition to pricing and rig availability, we believe the following factors are also important to our customers in determining which drilling contractors to select:

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

Production Services Division

The market for production services is highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, type and condition of equipment and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. In recent years, many of our larger customers have placed increased emphasis on the safety performance and quality of the crews, equipment and services provided by their contractors. We have devoted, and will continue to devote, substantial resources toward employee safety and training programs. Although we believe customers consider all of these factors, price is generally the primary factor in determining which service provider is awarded the work. However, we believe that most customers are willing to pay a slight premium for the quality and efficient service we provide.

The largest well service providers that we compete with are Key Energy Services, Basic Energy Services, Nabors Industries, Complete Production Services and CC Forbes. In addition, there are numerous smaller companies that compete in our well service markets.

The wireline market is dominated by Schlumberger Ltd. and Halliburton Company. These companies have a substantially larger asset base than Pioneer and operate in all major U.S. oil and natural gas producing basins. Other competitors include Weatherford International, Baker Atlas, Superior Energy Services, Basic Energy Services, and Key Energy Services. The market for wireline services is very competitive, but historically we have competed effectively with our competitors based on performance and strong customer service.

The fishing and rental tools market is fragmented compared to our other product lines. Companies which provide fishing services generally compete based on the reputation of their fishing tool operators and their relationships with customers. Competition for rental tools is sometimes based on price; however, in most cases, when a customer chooses a specific fishing tool operator for a particular job, then the necessary rental equipment will be part of that job as well. Our primary competitors include: Baker Oil Tools, Weatherford International, Basic Energy Services, Key Energy Services, Quail Tools (owned by Parker Drilling) and Knight Oil Tools.

The need for well servicing, wireline, and fishing and rental services fluctuates, primarily, in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven by the supply of and demand for oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment.

The level of our revenues, earnings and cash flows are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity, as well as the equipment capacity in any particular region. For a more detailed discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Raw Materials

The materials and supplies we use in our drilling and production services operations include fuels to operate our drilling and well service equipment, drilling mud, drill pipe, drill collars, drill bits and cement. We do not rely on a single source of supply for any of these items. While we are not currently experiencing any shortages, from time to time there have been shortages of drilling equipment and supplies during periods of high demand. Shortages could result in increased prices for drilling equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining drilling equipment or supplies could limit drilling operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect our ability to obtain new contracts for our rigs, which could have a material adverse effect on our financial condition and results of operations.

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

Employees

We currently have approximately 1,952 employees. Approximately 247 of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees working in operations for our Drilling Services Division and Production Services Division. The number of hourly employees fluctuates depending on the utilization of our drilling rigs, workover rigs and wireline units at any particular time. None of our employment arrangements are subject to collective bargaining arrangements.

Our operations require the services of employees having the technical training and experience necessary to obtain proper operational standards. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. Although we have not encountered material difficulty in hiring and retaining employees in our operations, shortages of qualified personnel have occurred in our industry. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material and adverse effect on our financial condition and results of operations.

Facilities

Our corporate office facilities are located at 1250 N.E. Loop 410, Suite 1000 San Antonio, Texas 78209 and are leased with costs escalating from $26,809 per month to $29,316 per month with a non-cancelable lease term expiring in December 2013. We conduct our business operations through 40 real estate locations in the United States (Texas, Oklahoma, Colorado, Utah, North Dakota and Kansas) and internationally in Colombia. These real estate locations are primarily used for division offices and storage and maintenance yards. We own 10 of these real estate locations and the remaining 30 real estate locations are leased with costs ranging from $175 per month to $8,917 per month with non-cancelable lease terms expiring through April 2013.

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

Our wireline operations involve the use of radioactive isotopes along with other nuclear, electrical, acoustic, and mechanical devices. Our activities involving the use of isotopes are regulated by the U.S. Nuclear Regulatory Commission and specified agencies of certain states. Additionally, we use high explosive charges for perforating casing and formations, and we use various explosive cutters to assist in wellbore cleanout. Such operations are regulated by the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms, and Explosives and require us to obtain licenses or other approvals for the use of densitometers as well as explosive charges. We have obtained these licenses and approvals when necessary and believe that we are in substantial compliance with these federal requirements.

Among the services we provide, we operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.

Interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation. To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

Available Information

Our Web site address is www.pioneerdrlg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge through our Website as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission. The public may read and copy these materials at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For additional information on the Securities and Exchange Commission’s Public Reference Room, please call 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically. We have also posted on our Web site our: Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board; Code of Conduct and Ethics; Rules of Conduct; and Company Contact Information.

Item 1A.	Risk Factors

The information set forth in this Item 1A should be read in conjunction with the rest of the information included in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 the historical financial statements and related notes this report contains. While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business, financial condition or operating results.

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

As a result of recent declines in oil and natural gas prices and substantial uncertainty in the capital markets due to the deteriorating global economic environment, our customers have reduced spending on exploration and production and this has resulted in a decrease in demand for our services. We are unable to determine whether customers and/or vendors and suppliers will be able to access financing necessary to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations. The deteriorating global economic environment may impact industry fundamentals, and the potential resulting decrease in demand for drilling and production services could adversely affect our business.

Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and production services activities. Oil and natural gas prices have declined significantly during recent months in a deteriorating global economic environment. This decline in oil and natural gas prices, as well as the current crisis in the global credit markets, have caused exploration and production companies to reduce their overall level of drilling and production services activity and spending. When drilling and production activity and spending declines, both day rates and utilization have historically declined. As a result, the recent declines in oil and natural gas prices and the global economic crisis could materially and adversely affect our business and financial results.

Moreover, the deteriorating global economic environment may impact fundamentals that are critical to our industry, such as the global demand for, and consumption of, oil and natural gas. Reduced demand for oil and natural gas generally results in lower prices for these commodities and may impact the economics of planned drilling projects and ongoing production projects, resulting in the curtailment, reduction, delay or postponement of such projects for an indeterminate period of time. Companies that planned to finance exploration, development or production projects through the capital markets may be forced to curtail, reduce, postpone or delay drilling or production services activities, and also may experience inability to pay suppliers. The deteriorating global economic environment could also impact our vendors and suppliers’ ability to meet obligations to provide materials and services in general. If any of the foregoing were to occur, it could have a material adverse effect on our business and financial results.

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

As a key component of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary assets and businesses. For example, since March 31, 2003, our drilling rig fleet has increased from 24 to 70 drilling rigs, as a result of acquisitions and rig construction. In addition, during the first quarter of 2008, we completed the acquisition of the production services businesses of WEDGE and Competition.

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

For several years we have had little or no long-term debt. In connection with the acquisition of the production services businesses of WEDGE and Competition, we entered into a new $400 million, five-year, senior secured revolving credit facility. As of December 31, 2008, our total debt was approximately $272.5 million.

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

•

making us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow could be required to make principal and interest payments on our indebtedness, making it more difficult to react to changes in our business and in industry and market conditions;

•	limiting our ability to obtain additional financing that may be necessary to operate or expand our business;

•	putting us at a competitive disadvantage to competitors that have less debt; and

•	increasing our vulnerability to rising interest rates.

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

Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

•	environmental quality;

•	pollution control;

•	remediation of contamination;

•	preservation of natural resources;

•	transportation, and

•	worker safety.

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

Among the services we provide, we operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.

Interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation. To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

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

We have not paid or declared any dividends on our common stock and currently intend to retain any earnings to fund our working capital needs and growth opportunities. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and restrictions imposed by the Texas Business Corporation Act and other applicable laws and by our credit facilities. Our debt arrangements include provisions that generally prohibit us from paying dividends on our capital stock, including our common stock.

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

At December 31, 2008, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately be able to liquidate our investments without material loss primarily due to the collateral securing the ARPSs. We do not currently intend to attempt to sell our ARPSs at a discount since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at December 31, 2008 was $13.9 million compared with a par value of $15.9 million. The $2.0 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and is recorded as an unrealized loss. We would recognize an impairment charge if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary. Our ARPSs are classified with other long-term assets on our consolidated balance sheet as of December 31, 2008 because of our inability to the determine recovery period of our investments.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

For a description of our significant properties, see “Business—Overview of Our Segments and Services” and “Business—Facilities” in Item 1 of this report. We consider each of our significant properties to be suitable for its intended use.

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

We did not submit any matter to a vote of our shareholders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

As of February 6, 2009, 49,997,578 shares of our common stock were outstanding, held by 560 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Our common stock trades on the American Stock Exchange (NYSE Alternext US) under the symbol “PDC.” The following table sets forth, for each of the periods indicated, the high and low sales prices per share on the American Stock Exchange (NYSE Alternext US):

	Low	High
Fiscal Year Ended December 31, 2008:
First Quarter	$10.59	$16.70
Second Quarter	15.29	20.64
Third Quarter	12.49	18.82
Fourth Quarter	4.85	13.09

Nine Months Ended December 31, 2007:
First Quarter	$12.69	$16.00
Second Quarter	11.81	14.88
Third Quarter	11.49	12.49

Fiscal Year Ended March 31, 2007:
First Quarter	$12.60	$18.00
Second Quarter	10.79	15.70
Third Quarter	11.57	14.65
Fourth Quarter	11.46	13.47

The last reported sales price for our common stock on the American Stock Exchange (NYSE Alternext US) on February 6, 2009 was $5.08 per share.

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

No shares of our common stock were purchased by or on behalf of our company or any affiliated purchaser during the fiscal year ended December 31, 2008.

Performance Graph

The following graph compares, for the periods from December 31, 2003 to December 31, 2008, the cumulative total shareholder return on our common stock with the (1) cumulative total return on the companies that comprise the AMEX Composite Index, (2) an old peer group index that includes the five companies that primarily provide contract drilling services, and (3) a new peer group index that includes five companies that provide contract drilling services and / or production services. With the acquisition of WEDGE and Competition on March 1, 2008, we expanded our operations beyond providing only contract drilling services and began providing production services. We believe the companies included in the new peer group index better reflect our peers with similar service offerings. The comparison assumes that $100 was invested on December 31, 2003 in our common stock, the companies that compose the AMEX Composite Index and the companies that compose the old and new peer group indexes, and further assumes all dividends were reinvested.

The companies that comprise the old peer group index are Helmerich & Payne, Inc., Grey Wolf, Inc., Patterson-UTI Energy, Inc., Nabors Industries Ltd. and Unit Corp. The companies that comprise the new peer group index are Patterson-UTI Energy, Inc., Nabors Industries Ltd., Bronco Drilling Company, Precision Drilling Trust and Key Energy Services.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	3,769,695	$12.85	2,035,073
Equity compensation plans not approved by security holders	—	—	—

Total	3,769,695	$12.85	2,035,073

(1)	Includes 822,489 shares that may be issued in the form of restricted stock or restricted stock units under the Amended and Restated Pioneer Drilling Company 2007 Incentive Plan.

Item 6.	Selected Financial Data

The following information derives from our audited financial statements. You should review this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the historical financial statements and related notes this report contains.

	Year Ended December 31, 2008 (1)(2)	Nine months Ended December 31, 2007	Years Ended March 31,
			2007	2006	2005
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$610,884	$313,884	$416,178	$284,148	$185,246
(Loss) income from operations	(43,954)	55,260	126,976	77,909	18,774
(Loss) income before income taxes	(56,688)	57,774	130,789	79,813	17,161
Net (loss) earnings applicable to common stockholders	(62,745)	39,645	84,180	50,567	10,812
(Loss) earnings per common share-basic	$(1.26)	$0.80	$1.70	$1.08	$0.31
(Loss) earnings per common share-diluted	$(1.26)	$0.79	$1.68	$1.06	$0.30

Other Financial Data:
Net cash provided by operating activities	$186,391	$115,455	$131,530	$97,084	$33,665
Net cash used in investing activities	(505,615)	(123,858)	(137,960)	(125,217)	(75,320)
Net cash provided by financing activities	269,342	161	201	49,634	109,513
Capital expenditures	148,096	128,038	147,230	128,871	80,388

	As of December 31,		As of March 31,
	2008 (1)	2007	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Working capital	$64,372	$99,807	$124,089	$106,904	$76,327
Property and equipment, net	627,562	417,022	342,901	260,783	170,566
Long-term debt and capital lease obligations, excluding current installments	262,115	—	—	—	13,445
Shareholders’ equity	414,118	471,072	428,109	340,676	221,615
Total assets	824,479	560,212	501,495	400,678	276,009

(1)

The statement of operations data and other financial data for the year ended December 31, 2008 and the balance sheet data as of December 31, 2008 includes the impact of the acquisitions of WEDGE and Competition, both of which occurred on March 1, 2008. See Note 2 to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(2)

The statement of operations data and other financial data for the year ended December 31, 2008 reflect the impact of a goodwill impairment charge of $118.6 million and an intangible asset impairment charge of $52.8 million. See Note 1 to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or could also have material adverse effect on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout the United States and internationally in Colombia. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. Over the years, our business has grown through acquisitions and through organic growth. Since September 1999, we have significantly expanded our drilling rig fleet by adding 42 rigs through acquisitions and by adding 27 rigs through the construction of rigs from new and used components. On March 1, 2008, we significantly expanded our service offerings when we acquired the production services businesses of WEDGE Group Incorporated (“WEDGE”) for $314.7 million and Prairie Investors d/b/a Competition Wireline (“Competition”) for $30.0 million which provide well services, wireline services and fishing and rental services. We funded the WEDGE acquisition primarily with $311.5 million of borrowings under our $400 million senior secured revolving credit facility. As of February 23, 2009, the senior secured revolving credit facility had an outstanding balance of $257.5 million, all of which matures in February 2013. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life at a well site and enable us to meet multiple needs of our customers.

Business Segments

We currently conduct our operations through two operating segments: our Drilling Services Division and our Production Services Division. The following is a description of these two operating segments. Financial information about our operating segments is included in Note 11, Segment Information, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 70 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	17
East Texas	22
North Texas	9
Utah	6
North Dakota	6
Oklahoma	5
Colombia	5

As of February 23, 2009, 36 drilling rigs are operating, 29 drilling rigs are idle and five drilling rigs located in our Oklahoma drilling division have been placed in storage or “cold stacked” due to low demand for drilling rigs in this region. We are actively marketing all our idle drilling rigs and we are earning revenue on two of these rigs through early termination fees on their drilling contracts with a term expiring in March 2009 and May 2009. We are constructing a 1500 horsepower drilling rig that we expect to be completed and available for operation in the in our North Dakota drilling division under a contract with a three year term beginning March 2009. In addition, to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.

•

Production Services Division—Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, and Rocky Mountain states. We provide our services to a diverse group of oil and gas companies. The primary productions services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our fleet of 74 workover rigs in seven division locations to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have a premium workover rig fleet consisting of sixty-nine 550 horseposewer rigs, four 600 horsepower rigs, and one 400 horsepower rig. The average age of this fleet is 1.4 years as of December 31, 2008. As of February 23, 2009, 62 workover rigs are operating and 12 workover rigs are idle with no crews assigned.

•

Wireline Services. In order for oil and gas companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of 59 truck mounted wireline units in 15 division locations to provide these important logging and perforating services.

We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. Our truck mounted wireline units have an average age of 3.7 years as of December 31, 2008.

•

Fishing and Rental Services. During drilling operations, oil and gas companies are often required to rent unique equipment such as power swivels, foam air units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We have approximately $15 million worth of fishing and rental tools that we provide out of four locations in Texas and Oklahoma.

Market Conditions in Our Industry

In recent months, there has been substantial volatility and a decline in oil and natural gas prices due to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. These conditions have adversely affected our business environment. Our customers have curtailed their drilling programs and reduced their production activities, which has resulted in a decrease in demand for drilling and production services and a reduction in day rates and utilization. In addition, certain of our customers could experience an inability to pay suppliers in the event they are unable to access the capital markets to fund their business operations.

Demand for oilfield services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected levels of oil and natural gas prices. For three years before the end of 2008, domestic exploration and production spending increased as oil and natural gas prices increased. Oil and natural gas prices declined significantly at the end of 2008 and in recent months in a deteriorating global economic environment, and exploration and production companies have announced cuts in their exploration budgets for 2009. We expect these reductions in oil and gas exploration budgets to result in a reduction in our rig utilization and revenue rates in 2009. In addition, we may experience a shift to more turnkey and footage drilling contracts from daywork drilling contracts. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A—“Risk Factors” in Part I of this Annual Report on Form 10-K.

On February 6, 2009 the spot price for West Texas Intermediate crude oil was $40.17, the spot price for Henry Hub natural gas was $4.67 and the Baker Hughes land rig count was 1,330, a 21% decrease from 1,677 on February 8, 2008. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic workover rig count for the year ended December 31, 2008, the nine months ended December 31, 2007 and each of the previous five years ended March 31 were:

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Years Ended March 31,
			2007	2006	2005	2004
Oil (West Texas
Intermediate)	$99.86	$77.42	$64.96	$59.94	$45.04	$31.47
Natural Gas (Henry Hub)	$8.81	$6.82	$6.53	$9.10	$5.99	$5.27
U.S. Land Rig Count	1,792	1,684	1,589	1,329	1,110	964
U.S. Workover Rig Count	2,514	2,394	2,376	2,271	2,087	1,996

Increased expenditures for exploration and production activities generally leads to increased demand for our drilling services and production services. Over the past several years, rising oil and natural gas prices and the corresponding increase in onshore oil and natural gas exploration and production spending led to expanded drilling and well service activity as reflected by the increases in the U.S. land rig counts and U.S. workover rig counts over the previous five years.

With the recent decline in oil and natural gas prices due to the deteriorating global economic environment and the expected reductions in our rig utilization and revenue rates in 2009, our near-term strategy is to maintain a strong balance sheet and ample liquidity. Management has initiated certain cost reduction measures including workforce and wage rate reductions that will reduce operating expenses during the downturn in the industry cycle. Budgeted capital expenditures for 2009 represent routine capital expenditures necessary to keep our equipment in safe and efficient working order and limited discretionary capital expenditures of new equipment or upgrades of existing equipment. In addition, our marketing initiatives are focused on identifying regional opportunities and evaluating more turnkey drilling contract opportunities. We believe this near-term strategy will position us to take advantage of business opportunities and continue our long-term growth strategy.

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

In contrast, both mandatory and discretionary operating expenditures are more stable than capital expenditures for exploration. Mandatory operating expenditure projects involve activities that cannot be avoided in the short term, such as regulatory compliance, safety, contractual obligations and projects to maintain the well and related infrastructure in operating condition. Discretionary operating expenditure projects may not be critical to the short-term viability of a lease or field, but these projects are less sensitive to commodity price volatility as compared to capital expenditures for exploration. Discretionary operating expenditure work is evaluated according to a simple short-term payout criterion which is far less dependent on commodity price forecasts.

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

Liquidity and Capital Resources

Sources of Capital Resources

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $26.8 million as of December 31, 2008); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility which has borrowing availability of $133.2 million as of February 23, 2009. There are no limitations on our ability to access the full borrowing availability under the senior secured revolving credit facility other than maintaining compliance with the covenants in the credit agreement. Our principal liquidity requirements have been for working capital needs, capital expenditures and acquisitions.

On February 29, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A. and a syndicate of lenders (collectively the “Lenders”). The credit agreement provides for a senior secured revolving credit facility, with sub-limits for letters of credit and a swing-line facility of up to an aggregate principal amount of $400 million, all of which mature on February 28, 2013. The senior secured revolving credit facility and the obligations thereunder are secured by substantially all our domestic assets and are guaranteed by certain of our domestic subsidiaries. Borrowings under the senior secured revolving credit facility bear interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin is determined based upon our leverage ratio in accordance with a pricing grid in the credit agreement. The per annum margin for LIBOR rate borrowings ranges from 1.50% to 2.50% and for bank prime rate borrowings ranges from 0.50% to 1.50%. Based on the terms in the credit agreement, the LIBOR margin and bank prime rate margin in effect until delivery of our financial statements and the compliance certificate for December 31, 2008 were 2.25% and 1.25%, respectively. A commitment fee is due quarterly based on the average daily unused amount of the commitments of the Lenders under the senior secured revolving credit facility. In addition, a fronting fee is due for each letter of credit issued and a quarterly letter of credit fee is due based on the average undrawn amount of letter of credit outstanding during such period. We may repay the senior secured revolving credit facility balance outstanding in whole or in part at any time without premium or penalty. The senior secured revolving credit facility replaced the $20.0 million credit facility we previously had with Frost National Bank. Borrowings under the senior secured revolving credit facility were used to fund the WEDGE acquisition and are available for future acquisitions, working capital and other general corporate purposes.

At February 23, 2009, we had $257.5 million outstanding under the revolving portion of the senior secured revolving credit facility and $9.3 million in committed letters of credit. Under the terms of the credit agreement, committed letters of credit are applied against our borrowing capacity under the senior secured revolving credit facility. The borrowing availability under the senior secured revolving credit facility was $133.2 million at February 23, 2009. Principal payments of $15.0 million made after December 31, 2008 are classified in the current portion of long-term debt as of December 31, 2008. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity.

At December 31, 2008, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately be able to liquidate our investments without material loss primarily due to the collateral securing the ARPSs. We do not currently intend to attempt to sell our ARPSs at a discount since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at December 31, 2008 was $13.9 million compared with a par value of $15.9 million. The $2.0 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and is recorded as an unrealized loss. We would recognize an impairment charge if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary. Our ARPSs are classified with other long-term assets on our consolidated balance sheet as of December 31, 2008 because of our inability to determine the recovery period of our investments.

Uses of Capital Resources

On March 1, 2008, we acquired the production services business of WEDGE which provided well services, wireline services and fishing and rental services with a fleet of 62 workover rigs, 45 wireline units and approximately $13 million of fishing and rental tools equipment through facilities in Texas, Kansas, North Dakota, Colorado, Montana, Utah and Oklahoma. The aggregate purchase price for the acquisition was approximately $314.7 million, which consisted of assets acquired of $340.8 million and liabilities assumed of $26.1 million. The aggregate purchase price included $3.4 million of costs incurred to acquire the production services business from WEDGE. We financed the acquisition with approximately $3.2 million of cash on hand and $311.5 million of debt incurred under our new $400 million senior secured revolving credit facility.

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

On August 29, 2008, we acquired the wireline services business from Paltec. The aggregate purchase price was $7.8 million which we financed with $6.5 million in cash and a sellers note of $1.3 million. Intangible and other assets of $4.3 million and goodwill of $0.1 million were recorded in connection with the acquisition.

On October 1, 2008, we acquired the well services business from Pettus Well Service. The aggregated purchase price was $3.0 million which we financed with $2.8 million in cash and a sellers note of $0.2 million. Intangible and other assets of $1.2 million and goodwill of $0.1 million were recorded in connection with the acquisition.

For the year ended December 31, 2008 and the nine months ended December 31, 2007, the additions to our property and equipment consisted of the following (amounts in thousands):

	Year ended December 31, 2008	Nine months ended December 31, 2007
Drilling Services Division:
Routine rigs	$17,860	$16,029
Discretionary	61,034	52,292
New-builds and acquisitions	30,281	59,717

Total Drilling Services Division	109,175	128,038

Production Services Division:
Routine	4,740	—
Discretionary	1,175	—
New-builds and acquisitions	33,006	—

Total Production Services Division	38,921	—

	$148,096	$128,038

We capitalized $0.3 million of interest costs in property and equipment for the year ended December 31, 2008 and no capitalized interest cost for the nine months ended December 31, 2007.

We constructed a 1500 horsepower drilling rig that was completed and placed into service in December 2008. As of December 31, 2008, we were constructing another 1500-horsepower drilling rig that we expect to complete and place in service in March 2009. Our Drilling Services Division incurred $28.4 million of rig construction costs for these two 1500 horsepower drilling rigs during the year ended December 31, 2008. In addition, our Production Services Division incurred $20.2 million acquiring 14 workover rigs and $5.0 million acquiring 10 wireline units during the year ended December 31, 2008. During the nine months ended December 31, 2007, we incurred $56.2 million to purchase and upgrade the 3 drilling rigs acquired for expansion into international markets.

For the fiscal year ending December 31, 2009, we project capital expenditures of approximately $84.5 million, comprised of newly approved capital expenditures of approximately $50.2 million for our Drilling Services Division and approximately $15.0 million for our Production Services Division and previously approved capital expenditures from 2008 of approximately $19.3 million that will be carried over and incurred in 2009. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements.

Working Capital

Our working capital was $64.4 million at December 31, 2008, compared to $99.8 million at December 31, 2007. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.8 at December 31, 2008 compared to 3.4 at December 31, 2007.

Our operations have historically generated cash flows sufficient to at least meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.

The changes in the components of our working capital were as follows (amounts in thousands):

	December 31, 2008	December 31, 2007	Change
Cash and cash equivalents	$26,821	$76,703	$(49,882)
Receivables, net	87,161	47,370	39,791
Unbilled receivables	12,262	7,861	4,401
Deferred income taxes	6,270	3,670	2,600
Inventory	3,874	1,180	2,694
Prepaid expenses and other current	8,902	5,073	3,829

Current assets	145,290	141,857	3,433

Accounts payable	21,830	21,424	406
Current portion of long-term debt	17,298	—	17,298
Prepaid drilling contracts	1,171	1,933	(762)
Accrued expenses—payroll and related employee costs	13,592	5,172	8,420
Accrued expenses—insurance premiums and deductibles	17,520	9,548	7,972
Accrued expenses—other	9,507	3,973	5,534

Current liabilities	80,918	42,050	38,868

Working capital	$64,372	$99,807	$(35,435)

The decrease in cash and cash equivalents was primarily due to our use of $147.5 million for certain property and equipment expenditures, debt payments of $87.8 million and $39.2 million of cash to fund the WEDGE, Competition, Paltec, Inc. and Pettus Well Service acquisitions. These uses of cash and cash equivalents were partially offset by $186.4 million of cash provided by operating activities and borrowings under the credit line of $47.9 million.

The increase in our receivables at December 31, 2008 as compared to December 31, 2007 was due to receivables of $20.7 million at December 31, 2008 that relate to our new Production Services Division that was formed when we acquired the production services businesses of WEDGE and Competition on March 1, 2008, an increase in receivables of $14.7 million for our Drilling Services Division and an increase of $4.4 million for federal income tax refunds. The increase in receivables for our Drilling Services Division is primarily due to a $2,774 per day increase in average revenue rates and a 3.5% increase in the number of revenue days for the quarter ended December 31, 2008, compared to the quarter ended December 31, 2007.

The increase in unbilled receivables at December 31, 2008 as compared to December 31, 2007 was primarily due to an increase in unbilled receivables of $4.5 million that relate to our drilling contracts in Colombia.

The increase in inventory at December 31, 2008 as compared to December 31, 2007 was primarily due to the addition of inventory of $1.6 million for our new Production Services Division and an increase of $1.1 million of inventory primarily related to our third, fourth and fifth drilling rigs that began operating in Colombia in February 2008, August 2008 and November 2008, respectively. We maintain inventories of replacement parts and supplies for our drilling rigs operating in Colombia to ensure efficient operations in geographically remote areas.

The increase in prepaid expenses and other current assets at December 31, 2008 as compared to December 31, 2007 is primarily due to $2.2 million in prepaid expenses and other current assets of our new Production Services Division. The increase also relates to additional prepaid insurance and deferred mobilization costs for the third, fourth and fifth drilling rigs that began operating in Colombia in 2008. In addition, prepaid expenses and other current assets increased by $0.9 million relating to funds held in a trust account that will be distributed to our former Chief Financial Officer on March 2, 2009 in accordance with the terms of the severance agreement and $0.7 million relating to funds held in escrow that will be paid to the former owner of Competition.

The increase in accounts payable was primarily due to $4.6 million for our new Production Services Division and an increase of $1.5 million in accounts payable for our expanded operations in Colombia during 2008. The overall increase in accounts payable was partially offset by a decrease in drilling equipment purchases that were accrued at December 31, 2008 as compared to December 31, 2007.

The increase in the current portion of long-term debt at December 31, 2008 is primarily due to principal payments that were made after December 31, 2008 to reduce the outstanding balance of our senior secured revolving credit facility and the current portion of our subordinated notes payable. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity.

The increase in accrued payroll and related employee costs was due to an increase in the number of employees primarily due to our new Production Services Division and an increase in the number of days represented in the payroll accrual at December 31, 2008 as compared to December 31, 2007. In addition, accrued payroll and related employee costs increased due to the payment obligation of $0.9 million to our former Chief Financial Officer.

The increase in accrued insurance premiums and deductibles was primarily due to increases in costs incurred for the self-insurance portion of our health and workers compensation insurance and other insurance costs during the year ended December 31, 2008 as compared to December 31, 2007.

The increase in other accrued expenses at December 31, 2008 as compared to December 31, 2007 is primarily due to $1.8 million in accrued expenses of our new Production Services Division and an increase of $1.5 million relating to our expanded operations in Colombia during 2008. In addition, accrued expenses increased due to a payment obligation of $0.7 million to the former owner of Competition, as noted in the prepaid and other current asset description above.

Long-term Debt

Long-term debt as of December 31, 2008 consists of the following (amounts in thousands):

Senior secured credit facility	$272,500
Subordinated notes payable	6,534
Other	379

279,413
Less current portion	(17,298)

$262,115

Contractual Obligations

The following table includes all our contractual obligations of the types specified below at December 31, 2008 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$279,413	$17,298	$3,314	$258,801	$—
Interest on long term debt	29,097	7,181	13,973	7,943	—
Purchase commitments	35,876	30,754	5,122	—	—
Operating leases	4,803	1,566	2,228	1,009	—
Restricted cash obligation	4,140	1,540	1,300	1,300	—
Other	100	100	—	—	—

Total	$353,429	$58,439	$25,937	$269,053	$—

Long-term debt consists of $272.5 million outstanding under our senior secured credit facility, $6.5 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses and other debt of $0.4 million. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013, but principal payments of $15.0 million made after December 31, 2008 are classified in the current portion of long-term debt as of December 31, 2008. We may make principal payments to reduce the outstanding debt balance prior to maturity when cash and working capital is sufficient.

Interest payment obligations on our senior secured credit facility are estimated based on (1) interest rates that are in effect on February 6, 2009, (2) $15.0 million of principal payments that have been made after December 31, 2008 to reduce the outstanding principal balance, and (3) the remaining principal balance of $257.5 million to be paid at maturity in February 2013. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 5.44% to 14%, with quarterly payments of principal and interest and final maturity dates ranging from January 2009 to March 2013.

Purchase obligations primarily relate to drilling rig and workover rig upgrades, acquisitions or new construction.

Operating leases consist of lease agreements with terms in excess of one year for office space, operating facilities, equipment and personal property.

As of December 31, 2008, we had restricted cash in the amount of $3.3 million held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $0.7 million payable over a five year term from the escrow account. In addition, we had restricted cash in the amount of $0.9 million in a trust account that will be distributed to our former Chief Financial Officer on March 2, 2009 in accordance with the terms of the severance agreement.

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

At December 31, 2008, we were in compliance with the restrictive covenants contained in the credit agreement which include the following:

•

We must have a maximum consolidated leverage ratio no greater than 3.00 to 1.00 for any fiscal quarter through March 31, 2009, 2.75 to 1.00 for any fiscal quarter ending June 30, 2009 through March 31, 2010, and 2.50 to 1.00 for any fiscal quarter ending June 30, 2010 through maturity in February 2013;

•	If our maximum consolidated leverage ratio is greater than 2.25 to 1.00 at the end of any fiscal quarter, then we must have a minimum asset coverage ratio no less than 1.25 to 1.00; and

•	We must have a minimum interest coverage ratio no less than 3.00 to 1.00.

At December 31, 2008, our consolidated leverage ratio was 1.28 to 1.00 and our interest coverage ratio was 17.15 to 1.00. The credit agreement has additional restrictive covenants that, among other things, limit the incurrence of additional debt to a maximum of $15 million (other than debt under the senior secured revolving credit facility), investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, capital expenditures, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the credit agreement contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control. Non-compliance with restrictive covenants or other events of default under the credit agreement could trigger an early repayment requirement and terminate the senior secured revolving credit facility.

Critical Accounting Policies and Estimates

Revenue and cost recognition

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

Our Production Services Division earns revenues for well services, wireline services and fishing and rental services pursuant to master services agreements based on purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices. Production service revenue is recognized when the service has been rendered and collectibility is reasonably assured.

Long-lived Assets and Intangible Assets

We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing the impairment evaluation, we estimate the future undiscounted net cash flows relating to long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Division, our long-lived assets and intangible assets are grouped at the reporting unit level which is one level below the operating segment level. For our Drilling Services Division, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

We performed an impairment analysis of our long-lived assets and intangible assets at December 31, 2008, due to significant adverse changes in the economic and business climate that resulted in decreases in estimated revenues, margins and cash flows. Essentially all our intangible assets were recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec when revenues, margins and cash flows were at historically high levels earlier in 2008. We determined that the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets in each reporting unit at December 31, 2008. Our long-lived asset and intangible asset impairment analysis for the reporting units in our Production Services Division resulted in no impairment charge to property and equipment and a non-cash impairment charge of $52.8 million to the carrying value of our intangible assets for customers relationships for the year ended December 31, 2008. For our Drilling Services Division, we have not recorded an impairment charge on any long-lived assets for the year ended December 31, 2008. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment. This impairment charge is not expected to have an impact on our liquidity or debt covenants; however, it is a reflection of the overall downturn in our industry and decline in our projected cash flows.

Goodwill

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. All our goodwill is related to our Production Services Division operating segment and is allocated to its three reporting units which are well services, wireline services and fishing and rental services. Second, if impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value.

When estimating fair values of a reporting unit for our goodwill impairment test, we use a combination of an income approach and a market approach which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate. The market approach provides an estimated fair value based on our market capitalization that is computed using the 30-day average market price of our common stock and the number of shares outstanding as of the impairment test date. The estimated fair values computed using the income approach and the market approach are then equally weighted and combined into a single fair value. The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital. Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital. We utilized discount rates based on weighted average cost of capital ranging from 15.8% to 16.7% when we estimated fair values of our reporting units as of December 31, 2008. The primary assumptions used in the market approach is the allocation of total market capitalization to each reporting unit, which is based on projected EBITDA percentages for each reporting unit, and control premiums, which are based on comparable industry averages. We utilized a 30% control premium when we estimated fair values of our reporting units as of December 31, 2008. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment.

Our common stock price per share declined in market value from $13.30 at September 30, 2008, to $5.57 at December 31, 2008, which resulted in our net book value exceeding our market capitalization during most of this time period. We believe the decline in the market price of our common stock resulted from a significant adverse change in the economic and business climate as financial markets reacted to the credit crisis facing major lending institutions and worsening conditions in the overall economy during the fourth quarter of the year ended December 31, 2008. During the same time, there were significant declines in oil and natural gas prices which lead to declines in production service revenues, margins and cash flows. We considered the impact of these significant adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of December 31, 2008. The estimated fair values of our reporting units were negatively impacted by significant reductions in estimated cash flows for the income approach component and a significant reduction in our market capitalization for the market approach component of our fair value estimation process. Our goodwill was initially recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec, all of which occurred between March 1, 2008 and October 1, 2008, when production service revenues, margins and cash flows and our market capitalization were at historically high levels.

Our goodwill impairment analysis lead us to conclude that there would be no remaining implied value attributable to our goodwill and accordingly, we recorded a non-cash charge of $118.6 million to our operating results for the year ended December 31, 2008, for the full impairment of our goodwill. Our goodwill impairment analysis would have lead to the same full impairment conclusion if we increased or decreased our discount rates or control premiums by 10% when estimating the fair values of our reporting units. This impairment charge is not expected to have an impact on our liquidity or debt covenants; however, it is a reflection of the overall downturn in our industry and decline in our projected cash flows.

Deferred taxes

We provide deferred taxes for the basis differences in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, foreign net operating loss carryforwards, employee benefit and other accrued liabilities which are deducted in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs, workover rigs and wireline units over 2 to 25 years and refurbishments over 3 to 5 years, while federal income tax rules require that we depreciate drilling rigs, workover rigs, wireline units and refurbishments over 5 years. Therefore, in the first 5 years of our ownership of a drilling rig, workover rig or wireline unit, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After 5 years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Accounting estimates

We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the year ended December 31, 2008, we experienced losses on six of the 81 turnkey and footage contracts completed, with a loss of less than $25,000 each on three of these contracts and a loss of less than $130,000 each on the remaining three contracts. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We did not have any turnkey or footage contracts in progress at December 31, 2008. Our unbilled receivables of $12.3 million at December 31, 2008 did not include any amounts related to turnkey or footage contracts.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $1.6 million at December 31, 2008 and no allowance for doubtful accounts at December 31, 2007.

Our determination of the useful lives of our depreciable assets, which directly affects our determination of depreciation expense and deferred taxes is also a critical accounting estimate. A decrease in the useful life of our property and equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling, production, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from 2 to 25 years. We record the same depreciation expense whether a drilling rig, workover rig or wireline unit is idle or working. Our estimates of the useful lives of our drilling, production, transportation and other equipment are based on our more than 35 years of experience in the oilfield services industry with similar equipment. Effective January 1, 2008, we reassessed the estimated useful lives assigned to a group of 19 drilling rigs that were recently constructed. These drilling rigs were constructed with new components that have longer estimated useful lives when compared to other drilling rigs that are equipped with older components. As a result, we increased the estimated useful lives for this group of recently constructed drilling rigs from an average useful life of 9 years to 12 years. This change in the estimated useful lives of this group of 19 drilling rigs resulted in a $3.8 million decrease in depreciation and amortization expense for the year ended December 31, 2008.

As of December 31, 2008, we had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. In assessing the realizability of our foreign deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the foreign jurisdiction in future periods. Due to recent declines in oil and natural gas prices and the downturn in our industry, we anticipate reductions in drilling rig utilization and revenue rates in 2009. Consequently, we have a valuation allowance of $5.4 million that fully offsets our foreign deferred tax assets. The foreign net operating loss has an indefinite carryforward period. The foreign net operating loss is primarily due to the special income tax benefits permitted by the Colombian government that allows us to recover 140% of the cost of certain imported assets. We exported a 1500 horsepower drilling rig to Colombia in October 2008. To obtain this special income tax benefit, our U.S operating company sold this drilling rig in October 2008 to Stayton Asset Group, a variable interest entity established for this transaction for which we are the primary beneficiary. Stayton Asset Group immediately sold this drilling rig to our operating entity in Colombia.

Our accrued insurance premiums and deductibles as of December 31, 2008 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.1 million and our workers’ compensation, general liability and auto liability insurance of approximately $9.6 million. We have a deductible of $125,000 per covered individual per year under the health insurance. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we do not have a deductible. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.

Results of Operations

Effective March 1, 2008, we acquired the production services businesses of WEDGE and Competition which provide well services, wireline services and fishing and rental services. These acquisitions resulted in the formation of our new operating segment, the Production Services Division. We consolidated the results of these acquisitions from the day they were acquired. These acquisitions affect the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.

Statements of Operations Analysis—Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

The following table provides information about our operations for the years ended December 31, 2008 and December 31, 2007.

	Years ended December 31,
	2008	2007
	(amounts in thousands)
Drilling Services Division:
Revenues	$456,890	$417,231
Operating costs	269,846	250,564

Drilling Services Division margin	$187,044	$166,667

Average number of drilling rigs	67.4	66.1
Utilization rate	89%	89%
Revenue days	22,057	21,492

Average revenues per day	$20,714	$19,413
Average operating costs per day	12,234	11,658

Drilling Services Division margin per day	$8,480	$7,755

Production Services Division:
Revenues	$153,994	$—
Operating costs	80,097	—

Production Services Division margin	$73,897	$—

Combined:
Revenues	$610,884	$417,231
Operating costs	349,943	250,564

Combined margin	$260,941	$166,667

EBITDA	$214,766	$144,583

We present Drilling Services Division margin, Production Services Division margin, combined margin and earnings before interest, taxes, depreciation, amortization and impairments (EBITDA) information because we believe it provides investors and our management additional information to assist them in assessing our business and performance in comparison to other companies in our industry. Since Drilling Services Division margin, Production Services Division margin, combined margin and EBITDA are “non-GAAP” financial measure under the rules and regulations of the SEC, we are providing the following reconciliation of combined margin and EBITDA to net (loss) earnings, which is the nearest comparable GAAP financial measure.

	Year ended December 31,
	2008	2007
	(amounts in thousands)
Reconciliation of combined margin and EBITDA to net (loss) earnings:
Combined margin	260,941	166,667
Selling, general and administrative	(44,834)	(19,608)
Bad debt expense	(423)	(2,612)
Other income (expense)	(918)	136

EBITDA	214,766	144,583
Depreciation and amortization	(88,145)	(63,588)
Impairment of goodwill	(118,646)	—
Impairment of intangible assets	(52,847)	—
Interest income (expense), net	(11,816)	3,266
Income tax expense	(6,057)	(27,398)

Net (loss) earnings	$(62,745)	$56,863

Our Drilling Services Division’s revenues increased by $39.7 million, or 10%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to an increase in average contract drilling revenues of $1,301 per day, or 7%, that resulted from an increased demand for drilling rigs and higher revenues per day earned by our Colombian operations that expanded significantly during 2008. The increase in Drilling Services Divisions revenues is also due to a 3% increase in revenue days that resulted from a slightly higher average number of drilling rigs.

Our Drilling Services Division’s operating costs grew by $19.3 million, or 8%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to an increase in average contract drilling operating costs of $576 per day, or 5%, that resulted primarily from higher operating costs per day for our Colombian operations which has higher labor and fuel costs when compared to drilling operations in the United States. This increase in our Drilling Services Division’s operating costs is also due to a 3% increase in revenue days that resulted from a slightly higher average number of drilling rigs.

Our Production Services Division’s revenue of $154.0 million and operating costs of $80.1 million for the year ended December 31, 2008 are based on the operating results for this new operating segment which was created on March 1, 2008 when we acquired the production services businesses of WEDGE and Competition.

Our selling, general and administrative expense for the year ended December 31, 2008 increased by approximately $25.2 million, or 129%, compared to the year ended December 31, 2007. The increase resulted from $4.4 million in additional compensation-related expenses incurred for existing and new employees in our corporate office which includes $0.9 million paid to our former Chief Financial Officer pursuant to a severance agreement. Professional and consulting expenses increased $5.2 million during the year ended December 31, 2008 which includes approximately $3.1 million due to an investigation conducted by the special subcommittee of our Board of Directors. In addition, we incurred $15.1 million and $0.7 million of additional selling, general and administrative expenses relating to our Production Service Division and our Colombian operations, respectively.

Our bad debt expense decreased by $2.2 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to a write-off of a trade receivable during the year ended December 31, 2007 for a former customer in bankruptcy.

Our other income for the year ended December 31, 2008 decreased by $1.0 million as compared to the year ended December 31, 2007, primarily due to foreign currency translation losses relating to our operations in Colombia.

Our depreciation and amortization expenses increased by $24.6 million, or 39%, for the year ended December 31, 2008, as compared to December 31, 2007. The increase resulted primarily from additional depreciation and amortization expense of $21.8 million for our Production Services Division acquisitions, which includes an increase in amortization expense of intangible assets of $8.3 million. The increase is also due to the increases in the average size of our drilling rig fleet, which consisted of newly constructed rigs. Partially offsetting the increase in depreciation and amortization expense was a decrease of $3.8 million for the year ended December 31, 2008, resulting from the change in the estimated useful lives of a group of 19 drilling rigs from an average useful life of 9 years to 12 years.

We recorded goodwill of $118.6 million in our Production Services Division operating segment in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec, all of which occurred during the year ended December 31, 2008. On December 31, 2008, we performed an impairment analysis that lead us to conclude that there would be no remaining implied value attributable to our goodwill, and, accordingly, we recorded a non-cash charge of $118.6 million for the full impairment of our goodwill. In addition, we performed an intangible asset impairment analysis on December 31, 2008, which resulted in a reduction to our intangible asset carrying value of customers’ relationships and a non-cash impairment charge of $52.8 million. These impairment charges are not expected to have an impact on our liquidity or debt covenants; however, they are a reflection of the overall downturn in our industry and decline in our projected cash flows.

Interest expense for the year ended December 31, 2008 is primarily related to interest due on the amounts outstanding under our senior secured revolving credit facility which was primarily used to fund the acquisitions of the production services businesses of WEDGE and Competition on March 1, 2008.

Our income tax expense is $6.1 million for the year ended December 31, 2008, as compared to an expected income tax benefit of $19.8 million, which is based on the federal statutory rate of 35%, primarily due to the permanent differences between GAAP requirements and United States income tax regulations. Certain types of goodwill are not amortizable for income tax purposes. A significant portion of the goodwill impairment charge recorded for GAAP purposes during the year ended December 31, 2008, is not deductible for income tax purposes in the current year or in future years. Therefore, our results of operations reflect a pretax loss for GAAP purposes, but our results of operations will reflect pretax income for tax purposes. The increase in income tax expense was partially offset by tax benefits in foreign jurisdictions and other permanent differences.

Statements of Operations Analysis—Nine Months Ended December 31, 2007 Compared with the Nine Months Ended December 31, 2006

The following table provides information about our operations for the nine months ended December 31, 2007 and December 31, 2006.

	Nine Months Ended December 31,
	2007	2006
	(In thousands)
Contract drilling revenues:
Daywork contracts	$292,617	$302,272
Turnkey contracts	4,979	—
Footage contracts	16,288	10,559

Total contract drilling revenues	$313,884	$312,831

Contract drilling costs:
Daywork contracts	$175,299	$152,625
Turnkey contracts	3,168	—
Footage contracts	12,907	7,538

Total contract drilling costs	$191,374	$160,163

Drilling margin:
Daywork contracts	$117,318	$149,647
Turnkey contracts	1,811	—
Footage contracts	3,381	3,021

Total drilling margin	$122,510	$152,668

Revenue days by type of contract:
Daywork contracts	15,203	15,084
Turnkey contracts	118	—
Footage contracts	968	643

Total revenue days	16,289	15,727

EBITDA	$104,241	$139,548

Contract drilling revenue per revenue day	$19,270	$19,891
Contract drilling costs per revenue day	$11,749	$10,184
Drilling margin per revenue day	$7,521	$9,707
Rig utilization rates	89%	97%
Average number of rigs during the period	66.7	59.6

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

	Nine Months Ended December 31,
	2007	2006
	(In thousands)
Reconciliation of drilling margin and
EBITDA to net earnings:
Drilling margin	$122,510	$152,668
General and administrative expense	(15,786)	(12,370)
Bad debt expense	(2,612)	(800)
Other income	129	50

EBITDA	104,241	139,548

Income tax expense	(18,129)	(37,341)
Interest income (expense), net	2,385	2,874
Depreciation and amortization	(48,852)	(38,120)

Net earnings	$39,645	$66,961

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

Our contract drilling costs grew by $31.2 million, or 19.5%, during the nine months ended December 31, 2007 from the corresponding period in 2006, primarily due to the increase in the number of revenue days resulting from the increase in the number of rigs in our fleet. Our contract drilling costs per revenue day increased by $1,565, or 15%, during the nine months ended December 31, 2007 from the corresponding period in 2006, primarily due to higher payroll and higher repairs and maintenance expenses. Contract drilling costs also increased due to a shift to more turnkey and footage revenue days as a percentage of total revenue days. Turnkey and footage revenue days represented 7% of total revenue days during the nine months ended December 31, 2007, compared to 4% during the nine months ended December 31, 2006. Under turnkey and footage contracts, we provide supplies and materials such as fuel, drill bits, casing and drilling fluids, which significantly add to drilling costs when compared to daywork contracts. These costs are also included in the revenues we recognize for turnkey and footage contracts, resulting in higher revenue rates per day for turnkey and footage contracts compared to daywork contracts which do not include such costs.

Our general and administrative expense for the nine months ended December 31, 2007 increased by $3.4 million, or 28%, compared to the corresponding period in 2006. The increase resulted from $1.1 million in additional compensation-related expenses for salaries, bonuses, relocation benefits and stock options incurred for existing and new employees in our corporate office. Professional and consulting expenses increased $1.1 million during the nine months ended December 31, 2007. In addition, we incurred $.3 million of additional general and administrative expenses during the nine months ended December 31, 2007 relating to the commencement of our Colombian operations.

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

Inflation

Due to the increased rig count in each of our market areas over the past several years, availability of personnel to operate our rigs is limited. In April 2005, January 2006, May 2006 and September 2008, we raised wage rates for our drilling rig personnel by an average of 6%, 6%, 14% and 6%, respectively. We were able to pass these wage rate increases on to our customers based on contract terms. In February 2009, we reduced wage rates for drilling rig personnel to offset the wage rate increases from September 2008. We do not expect wage rate increases during the fiscal year ending December 31, 2009.

We are experiencing increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide demand for equipment, supplies and service. We estimate these costs increased by 10% to 15% during the fiscal years ended December 31, 2007 and 2008. We do not expect similar cost increases during the fiscal year ending December 31, 2009.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157, as issued, was effective for financial statement issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements—an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not have any derivative instruments and expect the adoption of SFAS No. 161 to have no impact on our financial position or results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. We do not expect the adoption to have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We do not expect the adoption of this FSP to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate market risk on our variable rate debt. As of December 31, 2008, we had $272.5 million outstanding under our senior secured revolving credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $2.7 million and a decrease in net income of approximately $1.8 million during an annual period.

At December 31, 2008, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately be able to liquidate our investments without material loss primarily due to the collateral securing the ARPSs. We do not currently intend to attempt to sell our ARPSs at a discount since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at December 31, 2008 was $13.9 million compared with a par value of $15.9 million. The $2.0 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and is recorded as an unrealized loss. We would recognize an impairment charge if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary. Our ARPSs are classified with other long-term assets on our consolidated balance sheet as of December 31, 2008 because of our inability to determine the recovery period of our investments.

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

The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $1.4 million for the year ended December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

PIONEER DRILLING COMPANY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Pioneer Drilling Company:

We have audited the accompanying consolidated balance sheets of Pioneer Drilling Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008, the nine months ended December 31, 2007 and the year ended March 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Drilling Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008, the nine months ended December 31, 2007 and the year ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas

February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pioneer Drilling Company:

We have audited Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pioneer Drilling Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pioneer Drilling Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Pioneer Drilling Company acquired the production services businesses of WEDGE Group Incorporated, Prairie Investors d/b/a Competition Wireline, Paltec, Inc. and Pettus Well Service (acquired companies) during 2008, and management excluded from its assessment of the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2008, the acquired companies’ internal control over financial reporting associated with total assets of $232.1 million and total revenues of $154.0 million included in the consolidated financial statement amounts of Pioneer Drilling Company as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of Pioneer Drilling Company also excluded an evaluation of the internal control over financial reporting of the acquired companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Drilling Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008, the nine months ended December 31, 2007 and the year ended March 31, 2007, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

February 25, 2009

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31, 2008	December 31, 2007

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,821	$76,703
Receivables, net of allowance for doubtful accounts	87,161	47,370
Unbilled receivables	12,262	7,861
Deferred income taxes	6,270	3,670
Inventory	3,874	1,180
Prepaid expenses and other current assets	8,902	5,073

Total current assets	145,290	141,857

Property and equipment, at cost	858,491	578,697
Less accumulated depreciation and amortization	230,929	161,675

Net property and equipment	627,562	417,022
Deferred income taxes	—	573
Intangible assets, net of amortization	29,913	57
Other long-term assets	21,714	703

Total assets	$824,479	$560,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,830	$21,424
Current portion of long-term debt	17,298	—
Prepaid drilling contracts	1,171	1,933
Accrued expenses:
Payroll and related employee costs	13,592	5,172
Insurance premiums and deductibles	17,520	9,548
Other	9,507	3,973

Total current liabilities	80,918	42,050
Long-term debt, less current portion	262,115	—
Other long-term liabilities	6,413	254
Deferred income taxes	60,915	46,836

Total liabilities	410,361	89,140

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 49,997,578 shares and 49,650,978 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	5,000	4,965
Additional paid-in capital	301,923	294,922
Accumulated earnings	108,440	171,185
Accumulated other comprehensive loss	(1,245)	—

Total shareholders’ equity	414,118	471,072

Total liabilities and shareholders’ equity	$824,479	$560,212

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
	(In thousands, except per share data)
Revenues:
Drilling services	$456,890	$313,884	$416,178
Production services	153,994	—	—

Total revenue	610,884	313,884	416,178

Costs and expenses:
Drilling services	269,846	191,374	219,353
Production services	80,097	—	—
Depreciation and amortization	88,145	48,852	52,856
Selling, general and administrative	44,834	15,786	16,193
Bad debt expense	423	2,612	800
Impairment of goodwill	118,646	—	—
Impairment of intangible assets	52,847	—	—

Total operating costs and expenses	654,838	258,624	289,202

(Loss) income from operations	(43,954)	55,260	126,976

Other (expense) income:
Interest expense	(13,072)	(16)	(73)
Interest income	1,256	2,401	3,828
Other	(918)	129	58

Total other (expense) income	(12,734)	2,514	3,813

(Loss) income before income taxes	(56,688)	57,774	130,789
Income tax expense	(6,057)	(18,129)	(46,609)

Net (loss) earnings	$(62,745)	$39,645	$84,180

(Loss) earnings per common share—Basic	$(1.26)	$0.80	$1.70

(Loss) earnings per common share—Diluted	$(1.26)	$0.79	$1.68

Weighted average number of shares outstanding—Basic	49,789	49,645	49,603

Weighted average number of shares outstanding—Diluted	49,789	50,201	50,132

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Shares Common	Amount Common	Additional Paid In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(In thousands)
Balance as of March 31, 2006	49,592	$4,959	$288,356	$47,361	$—	$340,676
Comprehensive income:
Net earnings	—	—	—	84,179	—	84,179

Total comprehensive income	—	—	—	—	—	84,179

Issuance of common stock for:
Exercise of options and related income tax benefits of $24	37	4	190	—	—	194
Stock-based compensation expense	—	—	3,061	—	—	3,061

Balance as of March 31, 2007	49,629	4,963	291,607	131,540	—	428,110
Comprehensive income:
Net earnings	—	—	—	39,645	—	39,645

Total comprehensive income	—	—	—	—	—	39,645

Issuance of common stock for:
Exercise of options and related income tax benefits of $54	22	2	158	—	—	160
Stock-based compensation expense	—	—	3,157	—	—	3,157

Balance as of December 31, 2007	49,651	$4,965	$294,922	$171,185	$—	$471,072
Comprehensive loss:
Net loss	—	—	—	(62,745)	—	(62,745)
Unrealized loss on securities	—	—	—	—	(1,245)	(1,245)

Total comprehensive loss						(63,990)

Exercise of options and related income tax benefits of $244	170	17	1,011	—	—	1,028
Issuance of restricted stock	177	18	(34)	—	—	(16)
Stock-based compensation expense	—	—	6,024	—	—	6,024

Balance as of December 31, 2008	49,998	$5,000	$301,923	$108,440	$(1,245)	$414,118

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(62,745)	$39,645	$84,180
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	88,145	48,852	52,856
Allowance for doubtful accounts	1,591	2,612	800
(Gain) loss on dispositions of property and equipment	(805)	2,809	5,760
Stock-based compensation expense	4,597	3,157	3,061
Impairment of goodwill and intangibles assets	171,493	—	—
Deferred income taxes	(2,310)	5,947	10,653
Change in other assets	265	(519)	20
Change in non-current liabilities	(621)	(92)	(41)
Changes in current assets and liabilities:
Receivables	(24,867)	9,692	(23,170)
Inventory	(927)	(1,180)	—
Prepaid expenses & other current assets	(2,390)	(1,420)	(1,445)
Accounts payable	(2,610)	919	(137)
Income tax payable	409	—	(6,843)
Prepaid drilling contracts	(762)	1,933	(140)
Accrued expenses	17,928	3,100	5,976

Net cash provided by operating activities	186,391	115,455	131,530

Cash flows from investing activities:
Acquisition of production services business of WEDGE	(313,621)	—	—
Acquisition of production services business of Competition	(26,772)	—	—
Acquisition of other production services businesses	(9,301)	—	—
Purchases of property and equipment	(147,455)	(126,158)	(144,507)
Purchase of auction rate securities, net	(15,900)	—	—
Proceeds from sale of property and equipment	4,008	2,300	6,547
Proceeds from insurance recoveries	3,426	—	—

Net cash used in investing activities	(505,615)	(123,858)	(137,960)

Cash flows from financing activities:
Payments of debt	(87,767)	—	—
Proceeds from issuance of debt	359,400	—	—
Debt issuance costs	(3,319)	—	—
Proceeds from exercise of options	784	107	174
Excess tax benefit of stock option exercises	244	54	27

Net cash provided by financing activities	269,342	161	201

Net decrease in cash and cash equivalents	(49,882)	(8,242)	(6,229)
Beginning cash and cash equivalents	76,703	84,945	91,174

Ending cash and cash equivalents	$26,821	$76,703	$84,945

Supplementary disclosure:
Interest paid	$12,468	$15	$104
Income tax paid	$11,166	$9,473	$46,258

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Business and Principles of Consolidation

Pioneer Drilling Company and subsidiaries provide drilling and production services to our customers in select oil and natural gas exploration and production regions in the United States and Colombia. Our Drilling Services Division provides contract land drilling services with its fleet of 70 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	17
East Texas	22
North Texas	9
Utah	6
North Dakota	6
Oklahoma	5
Colombia	5

As of February 23, 2009, 36 drilling rigs are operating, 29 drilling rigs are idle and five drilling rigs located in our Oklahoma drilling division have been placed in storage or “cold stacked” due to low demand for drilling rigs in this region. We are actively marketing all our idle drilling rigs and we are earning revenue on two of these rigs through early termination fees on their drilling contracts with terms expiring in March 2009 and May 2009. We are constructing a 1500 horsepower drilling rig that we expect to be completed and available for operation in the in our North Dakota drilling division under a contract with a three year term beginning March 2009.

Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, and Rocky Mountain states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horseposewer rigs, four 600 horsepower rigs, and one 400 horsepower rig. As of February 23, 2009, 62 workover rigs are operating and 12 workover rigs are idle with no crews assigned. We provide wireline services with a fleet of 59 wireline units and rental services with approximately $15 million of fishing and rental tools.

The accompanying consolidated financial statements include the accounts of Pioneer Drilling Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In December 2007, our Board of Directors approved a change in our fiscal year end from March 31st to December 31st. The fiscal year end change was effective December 31, 2007 and resulted in a nine month reporting period from April 1, 2007 to December 31, 2007. We implemented the fiscal year end change to align our United States reporting period with the required Colombian statutory reporting period as well as the reporting periods of peer companies in the industry.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the accompanying consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of deferred taxes and our determination of depreciation and amortization expense.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of February 6, 2009, we had 27 contracts with terms of six months to three years in duration, of which 18 will expire by August 6, 2009, six have a remaining term of six to 12 months, one has a remaining term of 12 to 18 months and two have a remaining term in excess of 18 months.

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

Revenue and Cost Recognition

Drilling Services—We earn revenues by drilling oil and natural gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract. With most drilling contracts, we receive payments contractually designated for the mobilization of rigs and other equipment. Payments received, and costs incurred for the mobilization services are deferred and recognized on a straight line basis over the contract term of certain drilling contracts. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements that we receive for out-of-pocket expenses are recorded as revenue and the out-of-pocket expenses for which they relate are recorded as operating costs.

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

We accrue estimated contract costs on turnkey and footage contracts for each day of work completed based on our estimate of the total costs to complete the contract divided by our estimate of the number of days to complete the contract. Contract costs include labor, materials, supplies, repairs and maintenance, operating overhead allocations and allocations of depreciation and amortization expense. We charge general and administrative expenses to expense as we incur them. Changes in job performance, job conditions and estimated profitability on uncompleted contracts may result in revisions to costs and income. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately increase our cost estimate for the additional costs to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss including all costs that are included in our revised estimated cost to complete that contract in our consolidated statement of operations for that reporting period. We had no turnkey or footage contracts in progress as of December 31, 2008.

Production Services—We earn revenues for well services, wireline services and fishing and rental services based on purchase orders, contracts or other persuasive evidence of an arrangement with the customer, such as master service agreements, that include fixed or determinable prices. These production services revenues are recognized when the services have been rendered and collectibility is reasonably assured.

The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services in progress. The asset “prepaid expenses and other current assets” includes deferred mobilization costs for certain drilling contracts. The liability “prepaid drilling contracts” represents deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in corporate and government money market accounts. Cash equivalents at December 31, 2008 and 2007 were $26.8 million and $76.7 million, respectively.

Restricted Cash

As of December 31, 2008, we had restricted cash in the amount of $3.3 million held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $0.7 million payable over a five year term from the escrow account. Restricted cash of $0.7 million and $2.6 million is recorded in other current assets and other-long term assets, respectively. The associated obligation of $0.7 million and $2.6 million is recorded in other accrued expenses and other long-term liabilities, respectively.

On August 28, 2008, we deposited $0.9 million into a trust account in accordance with the terms of the severance agreement in connection with the resignation of our former Chief Financial Officer. The trust account balance of $0.9 million plus net earnings will be distributed to our former Chief Financial Officer on March 2, 2009. As of December 31, 2008, this trust account had a balance of $0.9 million and is recorded in other current assets with the associated obligation recorded in accrued expenses.

Trade Accounts Receivable

We record trade accounts receivable at the amount we invoice our customers. These accounts do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable as of the balance sheet date. We determine the allowance based on the credit worthiness of our customers and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. We determine the allowance based on the credit worthiness of our customers and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. We review our allowance for doubtful accounts on a monthly basis. Balances more than 90 days past due are reviewed individually for collectibility. We charge off account balances against the allowance after we have exhausted all reasonable means of collection and determined that the potential for recovery is remote. We do not have any off-balance sheet credit exposure related to our customers.

The changes in our allowance for doubtful accounts consist of the following (amounts in thousands):

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
Balance at beginning of year	$—	$1,000	$200
Increase in allowance charged to expense	1,591	2,612	800
Accounts charged against the allowance, net of recoveries	(17)	(3,612)	—

Balance at end of year	$1,574	$—	$1,000

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include items such as insurance, rent deposits and fees, and restricted cash. We routinely expense these items in the normal course of business over the periods these expenses benefit. Prepaid expenses and other current assets also include deferred mobilization costs for certain drilling contracts that are recognized on a straight line basis over the contract term.

Investments

Other long-term assets include investments in tax exempt, auction rate preferred securities (“ARPS”). Our ARPSs are classified with other long-term assets on our consolidated balance sheet as of December 31, 2008 because of our inability to determine the recovery period of our investments.

At December 31, 2008, we held $15.9 million (par value) of ARPSs, which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. We may not be able to access the funds we invested in our ARPSs without a loss of principal, unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately be able to liquidate our investments without material loss primarily due to the collateral securing the ARPSs. We do not currently intend to attempt to sell our ARPSs since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility.

Our ARPSs are reported at amounts that reflect our estimate of fair value. Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. To estimate the fair values of our ARPSs, we used inputs defined by SFAS 157 as level 3 inputs which are unobservable for the asset or liability and are developed based on the best information available in the circumstances. We estimate the fair value of our ARPSs based on discounted cash flow models and secondary market comparisons of similar securities.

Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at December 31, 2008 was $13.9 million compared with a par value of $15.9 million. The $2.0 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and is recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than- temporary.

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

We recorded gains (losses) on disposition of our property and equipment in contract drilling costs of $0.8 million, ($2.8) million and ($5.8) million for the year ended December 31, 2008, the nine months ended December 31, 2007 and the year ended March 31, 2007, respectively. During the year ended December 31, 2008, we capitalized $0.3 million of interest costs incurred during the construction periods of certain drilling equipment. We did not capitalize any interest costs during the nine months ended December 31, 2007 or during the year ended March 31, 2007. We incurred $10.2 million of costs on one drilling rig that was under construction at December 31, 2008. We had no rigs under construction at December 31, 2007, and we incurred approximately $8.6 million of costs for rigs under construction at March 31, 2007.

We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Division, our long-lived assets and intangible assets are grouped at the reporting unit level which is one level below the operating segment level. For our Drilling Services Division, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. As described in the Intangible Asset section of Note 1, our long-lived asset and intangible asset impairment analysis for the reporting units in our Production Services Division resulted in no impairment charge to property and equipment and a non-cash impairment charge of $52.8 million to the carrying value of our intangible assets for customers relationships for the year ended December 31, 2008. This impairment charge is not expected to have an impact on our liquidity or debt covenants; however, it is a reflection of the overall downturn in our industry and decline in our projected cash flows. For our Drilling Services Division, we have not recorded an impairment charge on any long-lived assets for the year ended December 31, 2008. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

Effective January 1, 2008, management reassessed the estimated useful lives assigned to a group of 19 drilling rigs that were recently constructed. These drilling rigs were constructed with new components that have longer estimated useful lives when compared to other drilling rigs that are equipped with older components. As a result, we increased the estimated useful lives for this group of recently constructed drilling rigs from an average useful life of 9 years to 12 years. The following table provides the impact of this change in depreciation and amortization expense for the year ended December 31, 2008 (amounts in thousands):

Year Ended December 31, 2008
Depreciation and amortization expense using prior useful lives	$91,921
Impact of change in estimated useful lives	(3,776)

Depreciation and amortization expense, as reported	$88,145

Diluted (loss) earnings per common share using prior useful lives	$(1.31)
Impact of change in estimated useful lives	0.05

Diluted (loss) earnings per common share, as reported	$(1.26)

As of December 31, 2008, the estimated useful lives of our asset classes are as follows:

Lives
Drilling rigs and equipment	3 - 25
Workover rigs and equipment	5 -20
Wireline units and equipment	2 - 10
Fishing and rental tools equipment	7
Vehicles	3 - 10
Office equipment	3 - 5
Buildings and improvements	3 - 40

Goodwill

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. All our goodwill is related to our Production Services Division operating segment and is allocated to its three reporting units which are well services, wireline services and fishing and rental services. Second, if impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value.

When estimating fair values of a reporting unit for our goodwill impairment test, we use a combination of an income approach and a market approach which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate. The market approach provides an estimated fair value based on our market capitalization that is computed using the prior 30-day average market price of our common stock and the number of shares outstanding as of the impairment test date. The estimated fair values computed using the income approach and the market approach are then equally weighted and combined into a single fair value. The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital. Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital. We utilized discount rates based on weighted average cost of capital ranging from 15.8% to 16.7% when we estimated fair values of our reporting units as of December 31, 2008. The primary assumptions used in the market approach is the allocation of total market capitalization to each reporting unit, which is based on projected EBITDA percentages for each reporting unit, and control premiums, which are based on comparable industry averages. We utilized a 30% control premium when we estimated fair values of our reporting units as of December 31, 2008. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment.

Our common stock price per share declined in market value from $13.30 at September 30, 2008, to $5.57 at December 31, 2008, which resulted in our net book value exceeding our market capitalization during most of this time period. We believe the decline in the market price of our common stock resulted from a significant adverse change in the economic and business climate as financial markets reacted to the credit crisis facing major lending institutions and worsening conditions in the overall economy during the fourth quarter of the year ended December 31, 2008. During the same time, there were significant declines in oil and natural gas prices which lead to declines in production service revenues, margins and cash flows. We considered the impact of these significant adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of December 31, 2008. The estimated fair values of our reporting units were negatively impacted by significant reductions in estimated cash flows for the income approach component and a significant reduction in our market capitalization for the market approach component of our fair value estimation process. Our goodwill was initially recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec, all of which occurred between March 1, 2008 and October 1, 2008, when production service revenues, margins and cash flows and our market capitalization were at historically high levels.

Our goodwill impairment analysis lead us to conclude that there would be no remaining implied fair value attributable to our goodwill and accordingly, we recorded a non-cash charge of $118.6 million to our operating results for the year ended December 31, 2008, for the full impairment of our goodwill. Our goodwill impairment analysis would have lead to the same full impairment conclusion if we increased or decreased our discount rates or control premiums by 10% when estimating the fair values of our reporting units. This impairment charge is not expected to have an impact on our liquidity or debt covenants; however, it is a reflection of the overall downturn in our industry and decline in our projected cash flows.

Changes in the carrying amount of goodwill by operating segment are as follows (amounts in thousands):

	Drilling Services Division	Production Services Division	Total
Goodwill balance at January 1, 2008	$—	$—	$—
Goodwill relating to acquisitions	—	118,646	118,646
Impairment	—	(118,646)	(118,646)

Goodwill balance at December 31, 2008	$—	$—	$—

Intangible Assets

All our intangible assets are subject to amortization and consist of customers relationships, non-compete agreements and trade names. Essentially all of our intangible assets were recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec, all of which occurred between March 1, 2008 and October 1, 2008 as described in Note 2. Intangible assets consist of the following components (amounts in thousands):

	December 31, 2008	December 31, 2007
Cost:
Customer Relationships	$87,316	$—
Non-compete	2,304	150
Trade marks	1,600	—
Accumulated amortization:
Customer Relationships	(6,069)	—
Non-compete	(791)	(93)
Trade marks	(1,600)	—
Impairment:
Customer Relationships	(52,847)	—

	$29,913	$57

We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing the impairment evaluation, we estimate the future undiscounted net cash flows relating to long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. Our long-lived assets and intangible assets for our Production Services Division are grouped one level below the operating segment in the three reporting units which are well services, wireline services and fishing and rental services. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets in each reporting unit, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

We performed an impairment analysis of our long-lived assets and intangible assets at December 31, 2008, due to significant adverse changes in the economic and business climate that resulted in decreases in estimated revenues, margins and cash flows. Essentially all our intangible assets were recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec when revenues, margins and cash flows were at historically high levels earlier in 2008. We determined that the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets in each reporting unit at December 31, 2008. Our impairment analysis resulted in a reduction to our intangible asset carrying value of customers relationships and a non-cash impairment charge of $52.8 million recorded to our operating results for the year ended December 31, 2008.

Amortization expense for our customer relationships are calculated using the straight-line method over their respective estimated economic useful lives which range from four to nine years. Amortization expense for our non-compete agreements are calculated using the straight-line method over the period of the agreements which range from one to five years. Amortization expense was $8.4 million for the year ended December 31, 2008, $34,000 for the nine month period ended December 31, 2007 and $47,000 for the year ended March 31, 2007.

Amortization expense is estimated to be approximately $4.5 million, $4.3 million, $3.8 million, $3.7 million and $3.7 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively. These future amortization amounts are estimates and reflect the impact of the $52.8 million impairment charge to intangible assets. Actual amortization amounts may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

Other Long-Term Assets

Other long-term assets consist of our investment in ARPSs, restricted cash held in an escrow account, cash deposits related to the deductibles on our workers’ compensation insurance policies and loan fees, net of amortization. Loan fees are being amortized over the five-year term of the related senior secured revolver credit facility described in Note 3.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive loss. Other comprehensive loss includes the change in the fair value of our ARPSs, net of tax, for the year ended December 31, 2008. We had no other comprehensive income (loss) for the year ended December 31, 2008, the nine months ended December 31, 2007 or the year ended March 31, 2007. The following table sets forth the components of comprehensive (loss) income:

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
	(amounts in thousands)
Net (loss) income	$(62,745)	$39,645	$84,180
Other comprehensive loss—unrealized loss on securities	(1,245)	—	—

Comprehensive (loss) income	$(63,990)	$39,645	$84,180

Earnings Per Common Share

We compute and present earnings per common share in accordance with SFAS No. 128, “Earnings per Share.” This standard requires dual presentation of basic and diluted earnings per share on the face of our statement of operations.

Stock-based Compensation

Effective April 1, 2006, we adopted SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123R”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, we recognized no compensation expense for stock options granted, as all stock options were granted at an exercise price equal to the closing market value of the underlying common stock on the date of grant. Under the modified prospective approach, compensation cost for the fiscal year ended December 31, 2008 includes compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and compensation cost for all stock options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R. We use the graded vesting method for recognizing compensation costs for stock options.

Compensation costs of approximately $3.1 million and $0.9 million for stock options were recognized in selling, general and administrative expense and operating costs, respectively, for the year ended December 31, 2008, of which $0.1 million relate to stock options granted to outside directors. Compensation costs of approximately $2.5 million and $0.7 million for stock options were recognized in selling, general and administrative and operating costs, respectively, for the nine months ended December 31, 2007. Approximately $0.4 million of the compensation costs included in selling, general and administrative expense relate to stock options granted to outside directors that vested immediately upon grant pursuant to our stock option plans. Compensation costs of approximately $2.5 million and $0.5 million for stock options were recognized in selling, general and administrative expense and operating costs, respectively, for the fiscal year ended March 31, 2007. Approximately $0.3 million of the compensation costs included in selling, general and administrative expense relate to stock options granted to outside directors that vested immediately upon grant pursuant to our stock option plans.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price of our common stock on the exercise date over the exercise price of the stock options. In accordance with SFAS 123R, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows. There were 170,054 stock options exercised during the year ended December 31, 2008 and 22,500 stock options exercised during the nine months ended December 31, 2007.

Restricted stock awards consist of our common stock that vest over a 3 year period. The fair value of restricted stock is based on the closing price of our common stock on the date of the grant. We amortize the fair value of the restricted stock awards to compensation expense using the graded vesting method. For the year ended December 31, 2008, 178,261 restricted stock awards were granted with a weighted-average grant date price of $17.07. Compensation costs of approximately $0.5 million and $0.1 for restricted stock awards were recognized in selling, general and administrative expense and operating costs, respectively, for the year ended December 31, 2008.

Related-Party Transactions

Our Chief Executive Officer, President of Drilling Services Division, Senior Vice President of Drilling Services Division—Marketing, and a Vice President of Drilling Services Division—Operations occasionally acquire at fair value a 1% to 5% minority working interest in oil and natural gas wells that we drill for one of our customers. Our President of Drilling Services Division acquired a minority working interest in two wells that we drilled for this customer during the year ended December 31, 2008. These individuals acquired minority working interests in four and three wells that we drilled for this customer during the nine months ended December 31, 2007 and the year ended March 31, 2007, respectively. We recognized drilling services revenues of $2.0 million, $1.6 million and $1.9 million on these wells during the year ended December 31, 2008, the nine months ended December 31, 2007 and the year ended March 31, 2007, respectively.

In connection with the acquisitions of the production services businesses from WEDGE Group Incorporated (“WEDGE”) and Competition on March 1, 2008, we have leases for various operating and office facilities with entities that are owned by former WEDGE employees and Competition employees that are now employees of our company. Rent expense for the year ended December 31, 2008 was approximately $479,000 for these related party leases. In addition, we have non-compete agreements with several former WEDGE employees that are now employees of our company. These non-compete agreements are recorded as intangible assets with a cost, net of accumulated amortization, of $1.4 million at December 31, 2008. See note 2 for further information regarding the acquisitions.

We purchased goods and services during the year ended December 31, 2008 from eight vendors that are owned by employees of our company. For the year ended December 31, 2008, we purchased $330,000 of well servicing equipment from one of these related party vendors and purchases from the remaining seven related party vendors were $232,000.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157, as issued, was effective for financial statement issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements—an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not have any derivative instruments and expect the adoption of SFAS No. 161 to have no impact on our financial position or results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP 142-3 is effective for periods beginning on or after January 1, 2009. We do not expect the adoption to have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We do not expect the adoption of this FSP to have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2.	Acquisitions

On March 1, 2008, we acquired the production services business from WEDGE which provided well services, wireline services and fishing and rental services with a fleet of 62 workover rigs, 45 wireline units and approximately $13 million of fishing and rental equipment through its facilities in Texas, Kansas, North Dakota, Colorado, Utah and Oklahoma. The aggregate purchase price for the acquisition was approximately $314.7 million, which consisted of assets acquired of $340.8 million and liabilities assumed of $26.1 million. The aggregate purchase price includes $3.4 million of costs incurred to acquire the production services business from WEDGE. We financed the acquisition with approximately $3.2 million of cash on hand and $311.5 million of debt incurred under our senior secured revolving credit facility described in Note 3.

The following table summarizes the allocation of the purchase price and related acquisition costs to the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition (amounts in thousands):

Cash acquired	$1,168
Other current assets	22,102
Property and equipment	138,493
Intangibles and other assets	66,118
Goodwill	112,869

Total assets acquired	$340,750

Current liabilities	$10,655
Long-term debt	1,462
Other long term liabilities	13,949

Total liabilities assumed	$26,066

Net assets acquired	$314,684

The following unaudited pro forma consolidated summary financial information gives effect of the acquisition of the production services business from WEDGE as though it was effective as of the beginning of each of the years ended December 31, 2008 and 2007. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The pro forma information reflects our company’s historical data and historical data from the acquired production services business from WEDGE for the periods indicated. The pro forma data may not be indicative of the results we would have achieved had we completed the acquisition on January 1, 2007 or 2008, or what we may achieve in the future and should be read in conjunction with the accompanying historical financial statements.

	Pro Forma
	Years Ended December 31, 2008	Nine Months Ended December 31, 2007
	(in thousands)
Total revenues	$634,535	$401,461
Net (loss) earnings	$(62,514)	$44,504
(Loss) earnings per common share
Basic	$(1.26)	$0.90
Diluted	$(1.26)	$0.89

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

On August 29, 2008, we acquired the wireline services business from Paltec, Inc. The aggregate purchase price was $7.8 million which we financed with $6.5 million in cash and a sellers note of $1.3 million. Intangible and other assets of $4.3 million and goodwill of $0.1 million were recorded in connection with the acquisition.

On October 1, 2008, we acquired the well services business from Pettus Well Service. The aggregated purchase price was $3.0 million which we financed with $2.8 million in cash and a sellers note of $0.2 million. Intangible and other assets of $1.2 million and goodwill of $0.1 million were recorded in connection with the acquisition.

The acquisitions of the production services businesses from WEDGE, Competition, Paltec and Pettus were accounted for as acquisitions of businesses. The purchase price allocations for these production services businesses have been finalized as of December 31, 2008. Goodwill was recognized as part of the WEDGE, Competition, Paltec and Pettus acquisitions since the purchase price exceeded the estimated fair value of the assets acquired and liabilities assumed. We believe that the goodwill is related to the acquired workforces, future synergies between our existing Drilling Services Division and our new Production Services Division and the ability to expand our service offerings. These acquisitions occurred between March 1, 2008 and October 1, 2008, when production service revenues, margins and cash flows and our market capitalization were at historically high levels. As described in note 1, our goodwill impairment analysis performed at December 31, 2008 led us to conclude that there would be no remaining implied value attributable to our goodwill and accordingly, we recorded a non-cash charge of $118.6 million for a full impairment of goodwill relating to these acquisitions. We also performed an impairment analysis which resulted in an impairment charge of $52.8 million and reduction in the intangible asset carrying value of customer relationships relating to these acquisitions. These impairment charges were primarily related to significant adverse changes in the economic and business climate that occurred during the fourth quarter of the year ended December 31, 2008.

3.	Long-term Debt, Subordinated Debt and Note Payable

Long-term debt as of December 31, 2008 consists of the following (amounts in thousands):

Senior secured credit facility	$272,500
Subordinated notes payable	6,534
Other	379

279,413
Less current portion	(17,298)

$262,115

Senior Secured Revolving Credit Facility

On February 29, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A. and a syndicate of lenders (collectively the “Lenders”). The credit agreement provides for a senior secured revolving credit facility, with sub-limits for letters of credit and a swing-line facility of up to an aggregate principal amount of $400 million, all of which mature on February 28, 2013. The senior secured revolving credit facility and the obligations thereunder are secured by substantially all our domestic assets and are guaranteed by certain of our domestic subsidiaries. Borrowings under the senior secured revolving credit facility bear interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin is determined based upon our leverage ratio in accordance with a pricing grid in the credit agreement. The per annum margin for LIBOR rate borrowings ranges from 1.50% to 2.50% and for bank prime rate borrowings ranges from 0.50% to 1.50%. Based on the terms in the credit agreement, the LIBOR margin and bank prime rate margin in effect until delivery of our financial statements and the compliance certificate for December 31, 2008 are 2.25% and 1.25%, respectively. A commitment fee is due quarterly based on the average daily unused amount of the commitments of the Lenders under the senior secured revolving credit facility. In addition, a fronting fee is due for each letter of credit issued and a quarterly letter of credit fee is due based on the average undrawn amount of letters of credit outstanding during such period. We may repay the senior secured revolving credit facility balance outstanding in whole or in part at any time without premium or penalty. The senior secured revolving credit facility replaced the $20.0 million credit facility we previously had with Frost National Bank. Borrowings under the senior secured revolving credit facility were used to fund the WEDGE acquisition and are available for future acquisitions, working capital and other general corporate purposes.

At February 23, 2009, we had $257.5 million outstanding under the revolving portion of the senior secured revolving credit facility and $9.3 million in committed letters of credit. Under the terms of the credit agreement, committed letters of credit are applied against our borrowing capacity under the senior secured revolving credit facility. The borrowing availability under the senior secured revolving credit facility was $133.2 million at February 23, 2009. There are no limitations on our ability to access the full borrowing availability under the senior secured revolving credit facility other than maintaining compliance with the covenants in the credit agreement. Principal payments of $15.0 million made after December 31, 2008 are classified in the current portion of long-term debt as of December 31, 2008. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity.

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

At December 31, 2008, we were in compliance with the restrictive covenants contained in the credit agreement which include the following:

•

We must have a maximum consolidated leverage ratio no greater than 3.00 to 1.00 for any fiscal quarter through March 31, 2009, 2.75 to 1.00 for any fiscal quarter ending June 30, 2009 through March 31, 2010, and 2.50 to 1.00 for any fiscal quarter ending June 30, 2010 through maturity in February 2013;

•	If our maximum consolidated leverage ratio is greater than 2.25 to 1.00 at the end of any fiscal quarter, then we must have a minimum asset coverage ratio no less than 1.25 to 1.00; and

•	We must have a minimum interest coverage ratio no less than 3.00 to 1.00.

At December 31, 2008, our consolidated leverage ratio was 1.28 to 1.00 and our interest coverage ratio was 17.15 to 1.00. The credit agreement has additional restrictive covenants that, among other things, limit the incurrence of additional debt to a maximum of $15 million (other than debt under the senior secured revolving credit facility), investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, capital expenditures, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the credit agreement contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control. Non-compliance with restrictive covenants or other events of default under the credit agreement could trigger an early repayment requirement and terminate the senior secured revolving credit facility.

Subordinated Notes Payable and Other

In addition to amounts outstanding under the senior secured revolving credit facility, long-term debt includes subordinated notes payable to certain employees that are former shareholders of the production services businesses that were acquired by WEDGE prior to our acquisition of WEDGE on March 1, 2008, a subordinated note payable to an employee that is a former shareholder of Competition, two subordinated notes payable to certain employees that are former shareholders of Paltec, Inc. and Pettus Well Service. These subordinated notes payable have interest rates ranging from 5.44% to 14%, require quarterly payments of principal and interest and have final maturity dates ranging from January 2009 to March 2013. The aggregate outstanding balance of these subordinated notes payable was $6.5 million as of December 31, 2008.

Other debt represents financing arrangements for computer software with an outstanding balance of $0.4 million at December 31, 2008.

4.	Leases

We lease our corporate office facilities in San Antonio, Texas at a cost escalating from $26,809 per month to $29,316 per month pursuant to a lease extending through December 2013. We recognize rent expense on a straight line basis for our corporate office lease. In addition, we lease real estate at 30 other locations under non-cancelable operating leases at costs ranging from $175 per month to $8,917 per month, pursuant to leases expiring through April 2013. These real estate locations are used primarily for division offices and storage and maintenance yards. We also lease office equipment under non-cancelable operating leases expiring through May 2012.

Future lease obligations required under non-cancelable operating leases as of December 31, 2008 were as follows (amounts in thousands):

Years Ended December 31,
2009	$1,566
2010	1,279
2011	949
2012	607
2013	402
Thereafter	—

$4,803

Rent expense under operating leases for the year ended December 31, 2008 was $1.4 million and $0.3 million for the nine months ended December 31, 2007 and the year ended March 31, 2007.

5.	Income Taxes

The jurisdictional components of (loss) income before income taxes consist of the following (amounts in thousands):

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
Domestic	$(62,388)	$55,752	$130,789
Foreign	5,700	2,022	—

(Loss) income before income tax	$(56,688)	$57,774	$130,789

The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
Current tax:
Federal	$3,777	$10,587	$34,252
State	1,181	1,593	1,704
Foreign	348	—	—

	5,306	12,180	35,956

Deferred taxes:
Federal	476	6,533	9,195
State	(211)	(100)	1,458
Foreign	486	(484)	—

	751	5,949	10,653

Income tax expense	$6,057	$18,129	$46,609

The difference between the income tax expense and the amount computed by applying the federal statutory income tax rate 35% to (loss) income before income taxes consist of the following (amounts in thousands):

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
Expected tax (benefit) expense	$(19,840)	$20,221	$45,776
State income taxes	556	971	2,417
Incentive stock options	508	538	547
Goodwill impairment	26,752	—	—
Tax benefits in foreign jurisdictions	(1,377)	(1,191)	—
Domestic production activities deduction	(457)	(729)	(1,388)
Tax-exempt interest income	(219)	(475)	(422)
Non deductible items for tax purposes	247	61	48
Uncertain tax positions	—	(717)	(372)
Other, net	(113)	(550)	3

	$6,057	$18,129	$46,609

Income tax expense (benefit) was allocated as follows (amounts in thousands):

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
Results of operations	$6,057	$18,129	$46,609
Stockholders’ equity	(963)	(54)	(24)

	$5,094	$18,075	$46,585

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax assets and liabilities were as follows (amounts in thousands):

	December 31, 2008	December 31, 2007
Deferred tax assets:
Auction rate preferred securities	$719	$—
Intangibles	23,207	—
Employee benefits and insurance claims accruals	4,963	3,292
Accounts receivable reserve	600	—
Employee stock based compensation	2,222	1,095
Accrued expenses not deductible for tax purposes	1,730	498
Accrued revenue not income for book purposes	1,784	613
Foreign net operating loss carryforward	4,705	3,637

	39,930	9,135
Valuation allowance	(5,382)	(3,997)

Total deferred tax assets	34,548	5,138

Deferred tax liabilities:
Property and equipment	89,193	47,731

Total deferred tax liabilities	89,193	47,731

Net deferred tax liabilities	$54,645	$42,593

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we believe it is more likely than not that we will realize the benefits of these deductible temporary differences, net of the existing valuation allowance at December 31, 2008.

As of December 31, 2008, we had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. In assessing the realizability of our foreign deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the foreign jurisdiction in future periods. Due to recent declines in oil and natural gas prices and the downturn in our industry, we anticipate reductions in drilling rig utilization and revenue rates in 2009. Consequently, we have a valuation allowance of $5.4 million that fully offsets our foreign deferred tax assets. The foreign net operating loss has an indefinite carryforward period.

Deferred income taxes have not been provided on the future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of our foreign subsidiary based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiary is expected to be indefinitely reinvested in foreign operations. As of

December 31, 2008, the cumulative undistributed earnings of the subsidiary was approximately $1.9 million. If those earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after consideration of foreign tax credits. It is not practicable to estimate the amount of additional tax that might be payable on those earnings, if distributed.

We have no unrecognized tax benefits relating to FIN No. 48 and no unrecognized tax benefit activity during the year ended December 31, 2008.

We adopted a policy to record interest and penalty expense related to income taxes as interest and other expense, respectively. At December 31, 2008, no interest or penalties have been or are required to be accrued. Our open tax years for our federal income tax returns are for the years ended March 31, 2007 and December 31, 2007.

6.	Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, trade receivables and payables approximate their fair values.

7.	(Loss) earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic (loss) earnings per share and diluted (loss) earnings per share comparisons as required by SFAS No. 128 (amounts in thousands, except per share data):

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
Basic
Net (loss) earnings	$(62,745)	$39,645	$84,180

Weighted average shares	49,789	49,645	49,603

(Loss) earnings per share	$(1.26)	$0.80	$1.70

Diluted
Net (loss) earnings	$(62,745)	$39,645	$84,180
Effect of dilutive securities	—	—	—

Net (loss) earnings available to common shareholders after assumed conversion	$(62,745)	$39,645	$84,180

Weighted average shares:
Outstanding	49,789	49,645	49,603
Options	—	556	529

	49,789	50,201	50,132

(Loss) earnings per share	$(1.26)	$0.79	$1.68

All outstanding stock options were excluded from the diluted loss per share calculation for the year ended December 31, 2008 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

8.	Equity Transactions

Employees exercised stock options for the purchase of 170,054 shares of common stock at prices ranging from $3.67 to $10.31 per share during the year December 31, 2008. Employees exercised stock options for the purchase of 22,500 shares of common stock at prices ranging from $4.52 to $4.77 per share during the nine months ended December 31, 2007. Employees exercised stock options for the purchase of 36,500 shares of common stock at prices ranging from $3.20 to $4.77 per share during the year ended March 31, 2007.

Employees and directors were awarded 178,261 shares of restricted stock that vest over a three year period with a weighted-average grant date price of $17.07 during the year ended December 31, 2008.

9.	Stock Option and Restricted Stock Plans

We have stock based award plans that are administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of stock options or restricted stock subject to each award and the terms, conditions and other provisions of the awards. Employee stock option awards generally become exercisable over three- to five-year periods, and generally expire 10 years after the date of grant. Stock option awards granted to outside directors vest immediately and expire five years after the date of grant. Our plans provide that all stock options must have an exercise price not less than the fair market value of our common stock on the date of grant. Restricted stock awards consist of our common stock that vest over a three year period. Total shares available for future stock option grants and restricted stock grants to employees and directors under existing plans were 2,035,073 at December 31, 2008. Of the total shares available, no more than 822,489 shares may be granted in the form of restricted stock.

We estimate the fair value of each stock option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2008, for the nine months ended December 31, 2007 and for the year ended March 31, 2007:

	Year Ended December 31, 2008	Nine Months Ended December 31, 2007	Year Ended March 31, 2007
Expected volatility	44%	46%	49%
Weighted-average risk-free interest rates	2.7%	4.7%	5.0%
Weighted-average expected life in years	3.72	4.00	2.86
Weighted-average grant-date fair value	$5.66	$5.84	$5.36

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

At December 31, 2008, there was $5.7 million of unrecognized compensation cost relating to stock options which are expected to be recognized over a weighted-average period of 2.06 years.

The following table represents stock option activity from March 31, 2007 through December 31, 2008:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding stock options as of March 31, 2007	1,946,500	$9.29
Granted	931,500	14.06
Exercised	(22,500)	4.74
Canceled	—	—
Forfeited	(55,001)	11.73

Outstanding stock options as of December 31, 2007	2,800,499	$10.87

Granted	1,460,764	$15.89
Exercised	(170,054)	4.61
Canceled	—	—
Forfeited	(321,514)	13.74

Outstanding stock options as of December 31, 2008	3,769,695	$12.85	7.70

Stock options exercisable as of December 31, 2008	1,741,932	$10.30	6.20

At December 31, 2008, the aggregate intrinsic value of stock options outstanding was $0.9 million and the aggregate intrinsic value of stock options exercisable was $0.9 million. Intrinsic value is the difference between the exercise price of a stock option and the closing market price of our common stock, which was $5.57 on December 31, 2008.

The following table summarizes our nonvested stock option activity from March 31, 2007 through December 31, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options as of March 31, 2007	880,666	$5.48
Granted	931,500	5.84
Vested	(253,324)	5.49
Forfeited	(55,001)	5.89

Nonvested stock options as of December 31, 2007	1,503,841	$5.64
Granted	1,460,764	5.67
Vested	(627,993)	5.63
Forfeited	(308,849)	5.17

Nonvested stock options as of December 31, 2008	2,027,763	$5.74

The following table summarizes our restricted stock activity from December 31, 2007 through December 31, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested restricted stock as of December 31, 2007	—	$—
Granted	178,261	17.07
Vested	(3,645)	17.07
Forfeited	(750)	17.07

Nonvested restricted stock as of December 31, 2008	173,866	$17.07

The 178,261 restricted stock awards granted during the year ended December 31, 2008 were the first restricted stock awards granted under our stock based award plans. At December 31, 2008, there was $2.2 million of unrecognized compensation cost relating to restricted stock awards which are expected to be recognized over a weighted-average period of 2.65 years.

10.	Employee Benefit Plans and Insurance

We maintain a 401(k) retirement plan for our eligible employees. Under this plan, we may make a matching contribution, on a discretionary basis, equal to a percentage of each eligible employee’s annual contribution, which we determine annually. Our matching contributions for the year ended December 31, 2008, the nine months ended December 31, 2007 and the year ended March 31, 2007 were $1.8 million, $0.8 million and $1.0 million, respectively.

We maintain a self-insurance program, for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by employee payroll deductions. We have provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $125,000 per employee/dependent per year except for individuals employed by our Production Services Division where we had no deductible during the period ended December 31, 2008. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued expenses—payroll and employee related costs at December 31, 2008 and December 31, 2007 include $1.1 million and $0.8 million, respectively, for our estimate of incurred but unpaid costs related to the self-insurance portion of our health insurance.

We are self-insured for up to $500,000 per incident for all workers’ compensation claims submitted by employees for on-the-job injuries, except in North Dakota where there is no deductible. Our deductible under workers’ compensation insurance increased from $250,000 in October 2007. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue our workers’ compensation claim cost estimates based on historical claims development data and we accrue the cost of administrative services associated with claims processing. Accrued expenses—insurance premiums and deductibles at December 31, 2008 and December 31, 2007 include $9.6 million and $8.6 million, respectively, for our estimate of costs relative to the self-insured portion of our workers’ compensation, general liability and auto liability insurance. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.

11.	Segment Information

At December 31, 2008, we had two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance. Prior to our acquisitions of the production services businesses from WEDGE and Competition on

March 1, 2008, all our operations related to the Drilling Services Division and we reported these operations in a single operating segment. The acquisitions of the production services businesses from WEDGE and Competition resulted in the formation of our Production Services Division. See Note 2.

Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 70 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	17
East Texas	22
North Texas	9
Utah	6
North Dakota	6
Oklahoma	5
Colombia	5

Production Services Division—Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, and Rocky Mountain states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horseposewer rigs, four 600 horsepower rigs, and one 400 horsepower rig. We provide wireline services with a fleet of 59 wireline units and rental services with approximately $15 million of fishing and rental tools.

The following tables set forth certain financial information for our two operating segments and corporate as of and for the year ended December 31, 2008 (amounts in thousands):

	As of and for the Year Ended December 31, 2008
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$567,956	$232,063	$24,460	$824,479

Revenues	$456,890	$153,994	$—	$610,884
Operating costs	269,846	80,097	—	349,943

Segment margin	$187,044	$73,897	$—	$260,941

Depreciation and amortization	$66,270	$21,441	$434	$88,145
Capital expenditures	$107,344	$38,921	$1,831	$148,096

The following table reconciles the segment profits reported above to income from operations as reported on the condensed consolidated statements of operations for the year ended December 31, 2008 (amounts in thousands):

Year Ended December 31, 2008
Segment margin	$260,941
Depreciation and amortization	(88,145)
Selling, general and administrative	(44,834)
Bad debt (expense) recovery	(423)
Impairment of goodwill	(118,646)
Impairment of intangible assets	(52,847)

Loss from operations	$(43,954)

The following table sets forth certain financial information for our international operations in Colombia as of and for the year ended December 31, 2008 which is included in our Drilling Services Division (amounts in thousands):

As of and for the Year Ended December 31, 2008
Identifiable assets	$107,927

Revenues	$51,414

12.	Commitments and Contingencies

In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $36.2 million relating to our performance under these bonds.

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

The following table summarizes quarterly financial data for the year ended December 31, 2008 and the nine months ended December 31, 2007 (in thousands, except per share data):

Year Ended December 31, 2008 (1) (2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$113,397	$152,547	$174,245	$170,695	$610,884
Income (loss) from operations	17,995	33,716	42,073	(137,738)	(43,954)
Income tax (expense) benefit	(6,250)	(9,609)	(12,760)	22,562	(6,057)
Net earnings (loss)	11,848	19,117	24,194	(117,904)	(62,745)
Earnings (loss) per share:
Basic	$0.24	$0.38	$0.49	$(2.37)	$(1.26)
Diluted (3)	$0.24	$0.38	$0.48	$(2.37)	$(1.26)

Nine Months Ended December 31, 2007
Revenues	$102,779	$106,516	$104,589	$—	$313,884
Income from operations	19,569	17,307	18,384	—	55,260
Income tax expense	(7,362)	(6,255)	(4,512)	—	(18,129)
Net earnings	13,088	11,780	14,777	—	39,645
Earnings per share:
Basic	$0.26	$0.24	$0.30	$—	$0.80
Diluted (3)	$0.26	$0.23	$0.29	$—	$0.79

(1)

Our quarterly results of operations for the year ended December 31, 2008 include the results of operations relating to acquisitions of WEDGE and Competition, both of which occurred on March 1, 2008. See note 2.

(2)

Our quarterly results of operations for the fourth quarter of the year ended December 31, 2008 reflect the impact of a goodwill impairment charge of $118.6 million and an intangible asset impairment charge of $52.8 million. See note 1.

(3)	Due to the effects of rounding, the sum of quarterly earnings per share does not equal total earnings per share for the fiscal year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We completed the acquisitions of the production services businesses of WEDGE, Competition, Paltec and Pettus during 2008. We are in the process of transferring accounting processes for the new acquisition to our headquarters and into our existing internal control processes. The integration will lead to changes in these internal controls in future fiscal periods, but we do not expect these changes to materially affect our internal controls over financial reporting. Consistent with published guidance of the SEC, our management excluded from its assessment of the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2008, the internal control over financial reporting for WEDGE, Competition, Paltec and Pettus associated with total assets of $232.1 million and total revenues of $154.0 million included in the consolidated financial statement amounts of Pioneer Drilling Company as of and for the year ended December 31, 2008. We will include these acquired companies in the scope of our assessment of internal control over financial reporting for the year ending December 31, 2009.

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

The Bracewell report and the Special Committee’s review also noted the desirability to improve communications and more clearly delineate roles and responsibilities within the Company. As recommended in the Bracewell report, the Company has hired a general counsel and chief compliance officer, and intends to further define roles and responsibilities within the Company, and to undertake a series of training initiatives.

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

Pioneer Drilling Company’s management assessed the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2008, Pioneer Drilling Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Pioneer Drilling Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2008. This report appears on page 57.

Item 9B.	Other Information

Not applicable.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2009 Annual Meeting of Shareholders. We intend to file that definitive proxy statement with the SEC by April 10, 2009.

Item 10.	Directors, Executive Officers and Corporate Governance

Please see the information appearing under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Conduct and Ethics” and “Section16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2009 Annual Meeting of Shareholders for the information this Item 10 requires.

Item 11.	Executive Compensation

Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive proxy statement for our 2009 Annual Meeting of Shareholders for the information this Item 11 requires.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Please see the information appearing (1) under the heading “Equity Compensation Plan Information” in Item 5 of Part II of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2009 Annual Meeting of Shareholders for the information this Item 12 requires.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Please see the information appearing under the headings “Proposal 1—Election of Directors” and “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2009 Annual Meeting of Shareholders for the information this Item 13 requires.

Item 14.	Principal Accountant Fees and Services

Please see the information appearing under the heading “Proposal 2—Ratification of Appointment of Independent Auditors” in the definitive proxy statement for our 2009 Annual Meeting of Shareholders for the information this Item 14 requires.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements.

See Index to Consolidated Financial Statements on page 55.

Financial Statement Schedules.

No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits. The following exhibits are filed as part of this report:

Exhibit Number		Description
2.1*	-

Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1))

2.2*	-

Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1))

3.1	-	Restated Articles of Incorporation of Pioneer Drilling Company.

3.2*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*	-

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

10.1+*	-	Pioneer Drilling Services, Ltd. Annual Incentive Compensation Plan dated August 5, 2005 (Form 8-K dated August 5, 2005 (File No. 1-8182, Exhibit 10.1)).

10.2+*	-	Pioneer Drilling Company Amended and Restated Key Executive Severance Plan dated December 10, 2007 (Form 10-Q for the quarter ended March 31, 2008 (File No. 1-8182, Exhibit 10.4)).

10.3+*	-	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5)).

10.4+*	-	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7)).

10.5+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 filed November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

10.6+*	-	Amended and Restated Pioneer Drilling Company 2007 Incentive Plan adopted May 16, 2008 (Form 10-Q for the quarter ended March 31, 2008 (File No. 1-8182, Exhibit 10.5)).

Exhibit Number		Description
10.7+*	-	Joyce M. Schuldt Employment Letter, dated July 17, 2007 (Form 8-K dated July 18, 2007 (File No. 1-8182, Exhibit 10.1)).

10.8+*	-	William D. Hibbetts Reassignment Letter, dated July 17, 2007 (Form 8-K dated July 18, 2007 (File No. 1-8182, Exhibit 10.2)).

10.9+*	-	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).

10.10+*	-	Pioneer Drilling Company Employee Relocation Policy Executive Officers—Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).

10.11*

Credit Agreement, dated February 29, 2008, among Pioneer Drilling Company, as Borrower, and Wells Fargo Bank, N.A., as administrative agent, issuing lender, swing line lender and co-lead arranger, Fortis Bank SA/NV, New York Branch, as co-lead arranger, and each of the other parties listed therein (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 10.1)).

10.12*

Waiver Agreement, dated as of June 9, 2008, among Pioneer Drilling Company, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender, and each of the other financial institutions party thereto (Form 8-K dated June 11, 2008 (File No. 1-8182, Exhibit 10.1)).

10.13+*		Employment Letter, effective March 1, 2008, from Pioneer Drilling Company to Joseph B. Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.1)).

10.14+*

Confidentiality and Non-Competition Agreement, dated February 29, 2008, by and between Pioneer Drilling Company, Pioneer Production Services, Inc. and Joe Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.2)).

10.15+*		Agreement between Joyce M. Schuldt and Pioneer Drilling Company, dated August 20, 2008 (Form 8-K dated August 21, 2008 (File No. 1-8182, Exhibit 10.1)).

10.16*		Pioneer Drilling Company 2007 Incentive Plan Form of Stock Option Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.1)).

10.17*		Pioneer Drilling Company 2007 Incentive Plan Form of Employee Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.2)).

10.18*		Pioneer Drilling Company 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.3)).

10.19+*		Employment Letter Agreement, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

21.1	-	Subsidiaries of Pioneer Drilling Company.

23.1	-	Consent of Independent Registered Public Accounting Firm.

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-

Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-

Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER DRILLING COMPANY

February 25, 2009	By: /s/ WM. STACY LOCKE
Wm. Stacy Locke Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DEAN A. BURKHARDT	Chairman	February 25, 2009
Dean A. Burkhardt

/s/ WM. STACY LOCKE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009
Wm. Stacy Locke

/s/ LORNE E. PHILLIPS	Executive Vice President and Chief Financial Officer	February 25, 2009
Lorne E. Phillips

/s/ C. JOHN THOMPSON	Director	February 25, 2009
C. John Thompson

/s/ JOHN MICHAEL RAUH	Director	February 25, 2009
John Michael Rauh

/s/ SCOTT D. URBAN	Director	February 25, 2009
Scott D. Urban

Exhibit Number		Description
2.1*	-

Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1))

2.2*	-

Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1))

3.1	-	Restated Articles of Incorporation of Pioneer Drilling Company.

3.2*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*	-

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

10.1+*	-	Pioneer Drilling Services, Ltd. Annual Incentive Compensation Plan dated August 5, 2005 (Form 8-K dated August 5, 2005 (File No. 1-8182, Exhibit 10.1)).

10.2+*	-	Pioneer Drilling Company Amended and Restated Key Executive Severance Plan dated December 10, 2007 (Form 10-Q for the quarter ended March 31, 2008 (File No. 1-8182, Exhibit 10.4)).

10.3+*	-	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5)).

10.4+*	-	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7)).

10.5+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 filed November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

10.6+*	-	Amended and Restated Pioneer Drilling Company 2007 Incentive Plan adopted May 16, 2008 (Form 10-Q for the quarter ended March 31, 2008 (File No. 1-8182, Exhibit 10.5)).

10.7+*	-	Joyce M. Schuldt Employment Letter, dated July 17, 2007 (Form 8-K dated July 18, 2007 (File No. 1-8182, Exhibit 10.1)).

Exhibit Number		Description
10.8+*	-	William D. Hibbetts Reassignment Letter, dated July 17, 2007 (Form 8-K dated July 18, 2007 (File No. 1-8182, Exhibit 10.2)).

10.9+*	-	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).

10.10+*	-	Pioneer Drilling Company Employee Relocation Policy Executive Officers – Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).

10.11*

Credit Agreement, dated February 29, 2008, among Pioneer Drilling Company, as Borrower, and Wells Fargo Bank, N.A., as administrative agent, issuing lender, swing line lender and co-lead arranger, Fortis Bank SA/NV, New York Branch, as co-lead arranger, and each of the other parties listed therein (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 10.1)).

10.12*

Waiver Agreement, dated as of June 9, 2008, among Pioneer Drilling Company, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender, and each of the other financial institutions party thereto (Form 8-K dated June 11, 2008 (File No. 1-8182, Exhibit 10.1)).

10.13+*		Employment Letter, effective March 1, 2008, from Pioneer Drilling Company to Joseph B. Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.1)).

10.14+*

Confidentiality and Non-Competition Agreement, dated February 29, 2008, by and between Pioneer Drilling Company, Pioneer Production Services, Inc. and Joe Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.2)).

10.15+*		Agreement between Joyce M. Schuldt and Pioneer Drilling Company, dated August 20, 2008 (Form 8-K dated August 21, 2008 (File No. 1-8182, Exhibit 10.1)).

10.16*		Pioneer Drilling Company 2007 Incentive Plan Form of Stock Option Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.1)).

10.17*		Pioneer Drilling Company 2007 Incentive Plan Form of Employee Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.2)).

10.18*		Pioneer Drilling Company 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.3)).

10.19+*		Employment Letter Agreement, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

21.1	-	Subsidiaries of Pioneer Drilling Company.

23.1	-	Consent of Independent Registered Public Accounting Firm.

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-

Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	-

Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the filing indicated.

+	Management contract or compensatory plan or arrangement.