Form 10-Q
period 2009-06-30
PIONEER DRILLING CO
filed 2009-08-06
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2009, there were 50,313,526 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,700	$26,821
Receivables:
Trade, net of allowance for doubtful accounts	34,389	76,176
Insurance recoveries	20,443	5,951
Income taxes	8,690	5,034
Unbilled	9,549	12,262
Deferred income taxes	4,919	6,270
Inventory	4,649	3,874
Prepaid expenses and other current assets	4,194	8,902

Total current assets	130,533	145,290

Property and equipment, at cost	903,490	858,491
Less accumulated depreciation and amortization	279,515	230,929

Net property and equipment	623,975	627,562
Intangible assets, net of amortization	27,696	29,969
Other long-term assets	19,401	21,658

Total assets	$801,605	$824,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,215	$21,830
Current portion of long-term debt	2,081	17,298
Prepaid drilling contracts	—	1,171
Accrued expenses:
Payroll and related employee costs	5,619	13,592
Insurance premiums and deductibles	11,928	11,569
Insurance claims and settlements	20,443	5,951
Other	8,201	9,507

Total current liabilities	60,487	80,918
Long-term debt, less current portion	260,914	262,115
Other long-term liabilities	6,135	6,413
Deferred income taxes	62,507	60,915

Total liabilities	390,043	410,361

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 50,314,576 shares and 49,997,578 shares issued and outstanding at June 30, 2009 and
December 31, 2008, respectively	5,032	5,000
Additional paid-in capital	305,744	301,923
Accumulated earnings	102,799	108,440
Accumulated other comprehensive loss	(2,013)	(1,245)

Total shareholders’ equity	411,562	414,118

Total liabilities and shareholders’ equity	$801,605	$824,479

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Revenues:
Drilling services	$45,720	$109,250	$117,086	$209,291
Production services	23,400	43,297	52,874	56,653

Total revenue	69,120	152,547	169,960	265,944

Costs and expenses:
Drilling services	28,437	64,277	72,565	127,774
Production services	14,906	21,916	33,622	28,845
Depreciation and amortization	26,069	20,580	51,515	37,699
Selling, general and administrative	8,951	12,150	18,978	19,872
Bad debt (recovery) expense	30	(92)	(304)	43

Total costs and expenses	78,393	118,831	176,376	214,233

Income (loss) from operations	(9,273)	33,716	(6,416)	51,711

Other (expense) income:
Interest expense	(1,728)	(4,265)	(3,716)	(5,839)
Interest income	55	205	139	790
Other	1,140	(930)	625	162

Total other (expense) income	(533)	(4,990)	(2,952)	(4,887)

Income before income taxes	(9,806)	28,726	(9,368)	46,824
Income tax benefit (expense)	3,547	(9,609)	3,727	(15,859)

Net earnings (loss)	$(6,259)	$19,117	$(5,641)	$30,965

Earnings (loss) per common share—Basic	$(0.13)	$0.38	$(0.11)	$0.62

Earnings (loss) per common share—Diluted	$(0.13)	$0.38	$(0.11)	$0.61

Weighted average number of shares outstanding—Basic	49,826	49,789	49,825	49,774

Weighted average number of shares outstanding—Diluted	49,826	50,483	49,825	50,369

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(5,641)	$30,965
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	51,515	37,699
Allowance for doubtful accounts	96	320
Loss (gain) on dispositions of property and equipment	91	(377)
Stock-based compensation expense	3,889	1,848
Deferred income taxes	3,450	2,919
Change in other assets	907	256
Change in non-current liabilities	(991)	(168)
Changes in current assets and liabilities:
Receivables	40,711	(15,955)
Inventory	(775)	(605)
Prepaid expenses & other current assets	4,707	658
Accounts payable	(7,153)	667
Income tax payable	—	4,049
Prepaid drilling contracts	(1,171)	(144)
Accrued expenses	(8,922)	13,294

Net cash provided by operating activities	80,713	75,426

Cash flows from investing activities:
Acquisition of production services business of WEDGE	—	(313,610)
Acquisition of production services business of Competition	—	(26,101)
Purchases of property and equipment	(47,677)	(58,936)
Purchase of auction rate preferred securities	—	(16,475)
Proceeds from sale of property and equipment	261	1,851
Proceeds from insurance recoveries	36	2,301

Net cash used in investing activities	(47,380)	(410,970)

Cash flows from financing activities:
Debt repayments	(16,418)	(32,170)
Proceeds from issuance of debt	—	311,500
Debt issuance costs	—	(3,323)
Proceeds from exercise of options	—	653
Excess tax benefit (reductions) for stock option exercises	(36)	250

Net cash (used in) provided by financing activities	(16,454)	276,910

Net increase (decrease) in cash and cash equivalents	16,879	(58,634)
Beginning cash and cash equivalents	26,821	76,703

Ending cash and cash equivalents	$43,700	$18,069

Supplementary disclosure:
Interest paid	$3,730	$4,982
Income tax (refunded) paid	$(3,201)	$8,163

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Business and Basis of Presentation

Pioneer Drilling Company and subsidiaries provide drilling and production services to our customers in select oil and natural gas exploration and production regions in the United States and Colombia. Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	17
East Texas	22
North Dakota	7
North Texas	6
Utah	6
Oklahoma	6
Appalachian	2
Colombia	5

As of July 24, 2009, 24 drilling rigs are operating under drilling contracts, five of which are earning revenues through early termination fees on contracts with terms expiring in August 2009 through December 2009. We have 41 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. During the second quarter of 2009, we established our Appalachian drilling division to focus on operations in the Marcellus Shale. We currently have one drilling rig operating in our Appalachian drilling division with a second drilling rig assigned to that division and expected to begin operating by late August 2009.

Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs, and one 400 horsepower rig. As of July 24, 2009, 60 workover rigs have crews assigned and are either operating or are being actively marketed. The remaining 14 workover rigs in our fleet are idle with no crews assigned. We provide wireline services with a fleet of 61 wireline units and rental services with approximately $15 million of fishing and rental tools.

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

In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed, as we have determined necessary, events that have occurred after June 30, 2009, through the filing of this Form 10-Q on August 6, 2009.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of July 24, 2009, we had ten contracts with terms of six months to three years in duration, of which four will expire by September 30, 2009, three will expire by December 31, 2009, one will expire by April 30, 2010, one will expire by December 31, 2010 and one will expire by June 30, 2012. We have five drilling rigs earning revenue through early termination fees under five of these longer-term contracts.

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

Restricted Cash

As of June 30, 2009, we had restricted cash in the amount of $2.6 million held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $0.7 million payable over the remaining four years from the escrow account. Restricted cash of $0.7 million and $1.9 million is recorded in other current assets and other long-term assets, respectively. The associated obligation of $0.7 million and $1.9 million is recorded in accrued expenses and other long-term liabilities, respectively.

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

Investments

Other long-term assets include investments in tax exempt, auction rate preferred securities (“ARPS”). Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of June 30, 2009 because of our inability to determine the recovery period of our investments.

At June 30, 2009, we held $15.9 million (par value) of ARPSs, which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. We may not be able to access the funds we invested in our ARPSs without a loss of principal, unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPS without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPS prior to recovery, since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. See Note 3 regarding compliance with the covenants in our credit agreement.

Our ARPSs are reported at amounts that reflect our estimate of fair value. Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. To estimate the fair values of our ARPSs, we used inputs defined by SFAS 157 as level 3 inputs which are unobservable for the asset or liability and are developed based on the best information available in the circumstances. We estimate the fair value of our ARPSs based on discounted cash flow models and secondary market comparisons of similar securities. In addition, during the quarter ended June 30, 2009, we adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-temporary Impairments, when we evaluated the fair value of our ARPS and evaluated whether the fair value discount represented an other-than-temporary impairment.

Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at June 30, 2009 was $12.7 million compared with a par value of $15.9 million. The $3.2 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). We recorded $2.0 million of this fair value discount during the year ended December 31, 2008 and the remaining $1.2 million was recorded during the six month ended June 30, 2009. There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary or is judged to be attributable to credit losses.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the change in the fair value of our ARPSs, net of tax, for the three and six months ended June 30, 2009 and 2008. The following table sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(6,259)	$19,117	$(5,641)	$30,965
Other comprehensive income (loss)—unrealized gain (loss) on ARPS securities	1,088	(950)	(769)	(950)

Comprehensive income (loss)	$(5,171)	$18,167	$(6,410)	$30,015

Stock-based Compensation

We recognize compensation cost for stock-based compensation based on the grant-date fair value estimated in accordance with SFAS No. 123 (Revised) Share-Based Payment and utilizing the graded vesting method. Compensation costs of approximately $2.3 million and $0.6 million for stock options were recognized in selling, general and administrative expense and operating costs, respectively, for the six months ended June 30, 2009. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with SFAS 123R, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows. There were no stock options exercised during the six months ended June 30, 2009.

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the three months ended June 30, 2009 and for the six months ended June 30, 2009 and 2008. There were no stock options granted during the three months ended June 30, 2008:

	Three Months Ended June 30, 2009	Six Months Ended June 30,
		2009	2008
Weighted average expected volatility	59%	57%	43%
Weighted-average risk-free interest rates	2.1%	2.1%	2.0%
Weighted-average expected life in years	5.00	5.50	3.75
Options granted	11,000	1,488,300	345,000
Weighted-average grant-date fair value	$2.86	$2.07	$4.73

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

Restricted common stock awards vest over a 3 year period. The fair value of restricted common stock is based on the closing price of our common stock on the date of the grant. We amortize the fair value of the restricted common stock awards to compensation expense using the graded vesting method. For the six months ended June 30, 2009, 326,748 restricted common stock awards were granted with a weighted-average grant date price of $4.23. Compensation costs of approximately $0.8 million and $0.2 for restricted common stock awards were recognized in selling, general and administrative expense and operating costs, respectively, for the six months ended June 30, 2009.

Effective January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires restricted common stock granted under our stock-based compensation plans to be treated as participating securities under the two-class method of determining basic earnings per common share. Basic earnings per common share for prior periods are to be adjusted to conform to this FASB Staff Position. The adoption of FSP No. EITF 03-6-1 did not have any effect on the calculation of basic earnings per common share for the three and six months ended June 30, 2009 and 2008.

Related-Party Transactions

Our Chief Executive Officer, President of Drilling Services Division, Senior Vice President of Drilling Services Division—Marketing, and a Vice President of Drilling Services Division—Operations occasionally own a 1% to 5% working interest in oil and gas wells that we drill for one of our customers. These individuals did not own a working interest in any wells that we drilled for this customer during both the six months ended June 30, 2009 and June 30, 2008.

In connection with the acquisitions of the production services businesses from WEDGE Group Incorporated (“WEDGE”) and Competition on March 1, 2008, we have leases for various operating and office facilities with entities that are owned by former WEDGE employees and Competition employees that are now employees of our company. Rent expense for the six months ended June 30, 2009 was approximately $0.3 million for these related party leases. In addition, we have non-compete agreements with several former WEDGE employees that are now employees of our company. These non-compete agreements are recorded as intangible assets with a cost, net of accumulated amortization, of $1.1 million as of June 30, 2009. See note 2 for further information regarding the acquisitions.

We had aggregate purchases of $0.1 million of goods and services during the six months ended June 30, 2009 from seven vendors that are owned by employees of our company.

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

In April 2009, the FASB issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on the Statement No. 157 disclosure requirements. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-than-temporary Impairments (FSP FAS 115-2 and 124-2). FSP FAS 115-2 and 124-2 amends Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, to modify the indicator of other-than-temporary impairment for debt securities. Additionally, this FSP changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that management does not intend to sell and it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The adoption of FSP FAS 115-2 and 124-2 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

In May 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. This FSP applies to certain investments and long-term debt and is effective for interim and annual reporting periods ending after June 15, 2009. Statement No. 157, Fair Value Measurements clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The adoption of FSP FAS 107-1 and APB 28-1 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The adoption of SFAS 165 during the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition. See the disclosure in the “Business and Basis of Presentation” section above.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation

2. Acquisitions

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

The following table summarizes the allocation of the purchase price and related acquisition costs to the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition (amounts in thousands):

Cash acquired	$1,168
Other current assets	22,102
Property and equipment	138,493
Intangible asset and other assets	66,118
Goodwill	112,869

Total assets acquired	$340,750

Current liabilities	$10,655
Long-term debt	1,462
Other long-term liabilities	13,949

Total liabilities assumed	$26,066

Net assets acquired	$314,684

The following unaudited pro forma consolidated summary financial information gives effect of the acquisition of the production services business from WEDGE as though it was effective as of January 1, 2008. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The pro forma information reflects our company’s historical data and historical data from the acquired production services business from WEDGE for the period indicated. The pro forma data may not be indicative of the results we would have achieved had we completed the acquisition on January 1, 2008, or what we may achieve in the future and should be read in conjunction with the accompanying historical financial statements.

Pro Forma Six Months Ended June 30, 2008
Total revenues	$289,595
Net earnings	$31,911
Earnings per common share
Basic	$0.64
Diluted	$0.63

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

On August 29, 2008, we acquired the wireline services business from Paltec, Inc. The aggregate purchase price was $7.8 million which we financed with $6.5 million in cash and a seller note of $1.3 million. Intangible and other assets of $4.3 million and goodwill of $0.1 million were recorded in connection with the acquisition.

On October 1, 2008, we acquired the well services business from Pettus Well Service. The aggregated purchase price was $3.0 million which we financed with $2.8 million in cash and a sellers note of $0.2 million. Intangible and other assets of $1.2 million and goodwill of $0.1 million were recorded in connection with the acquisition.

The acquisitions of the production services businesses from WEDGE, Competition, Paltec and Pettus were accounted for as acquisitions of businesses. The purchase price allocations for these production services businesses were finalized as of December 31, 2008. Goodwill was recognized as part of the WEDGE, Competition, Paltec and Pettus acquisitions since the purchase price exceeded the estimated fair value of the assets acquired and liabilities assumed. The goodwill was related to the acquired workforces, expected synergies between our Drilling Services Division and our Production Services Division and the ability to expand our service offerings. These acquisitions occurred between March 1, 2008 and October 1, 2008, when production service revenues, margins and cash flows and our market capitalization were at historically high levels. Our goodwill impairment analysis performed at December 31, 2008 led us to conclude that there would be no remaining implied value attributable to our goodwill and accordingly, we recorded a non-cash charge of $118.6 million for a full impairment of goodwill relating to these acquisitions. We also performed an impairment analysis at December 31, 2008 which resulted in an impairment charge of $52.8 million and reduction in the intangible asset carrying value of customer relationships relating to these acquisitions. These impairment charges were primarily related to significant adverse changes in the economic and business climate that began during the fourth quarter of the year ended December 31, 2008.

3. Long-term Debt

Long-term debt as of June 30, 2009 consists of the following (amounts in thousands):

Senior secured credit facility	$257,500
Subordinated notes payable	5,204
Other	291

262,995
Less current portion	(2,081)

$260,914

Senior Secured Revolving Credit Facility

On February 29, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A. and a syndicate of lenders (collectively the “Lenders”). The credit agreement provides for a senior secured revolving credit facility, with sub-limits for letters of credit and a swing-line facility of up to an aggregate principal amount of $400 million, all of which mature on February 28, 2013. The senior secured revolving credit facility and the obligations thereunder are secured by substantially all our domestic assets and are guaranteed by certain of our domestic subsidiaries. Borrowings under the senior secured revolving credit facility bear interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin is determined based upon our leverage ratio in accordance with a pricing grid in the credit agreement. The per annum margin for LIBOR rate borrowings ranges from 1.50% to 2.50% and for bank prime rate borrowings ranges from 0.50% to 1.50%. Based on the terms in the credit agreement, the LIBOR margin and bank prime rate margin in effect until delivery of our financial statements and the compliance certificate for June 30, 2009 are 1.75% and 0.75%, respectively. A commitment fee is due quarterly based on the average daily unused amount of the commitments of the Lenders under the senior secured revolving credit facility. In addition, a fronting fee is due for each letter of credit issued and a quarterly letter of credit fee is due based on the average undrawn amount of letters of credit outstanding during such period. We may repay the senior secured revolving credit facility balance outstanding in whole or in part at any time without premium or penalty. Borrowings under the senior secured revolving credit facility were used to fund the WEDGE acquisition and are available for future acquisitions, working capital and other general corporate purposes.

At July 24, 2009, we had $257.5 million outstanding under the revolving portion of the senior secured revolving credit facility and $11.5 million in committed letters of credit. Under the terms of the credit agreement, committed letters of credit are applied against our borrowing capacity under the senior secured revolving credit facility. The borrowing availability under the senior secured revolving credit facility was $131.0 million at July 24, 2009. There are no limitations on our ability to access the full borrowing availability under the senior secured revolving credit facility other than maintaining compliance with the covenants in the credit agreement. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity.

At June 30, 2009, we were in compliance with the restrictive covenants contained in the credit agreement which include the following:

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

At June 30, 2009, our consolidated leverage ratio was 1.64 to 1.00 and our interest coverage ratio was 15.32 to 1.00. The credit agreement has additional restrictive covenants that, among other things, limit the incurrence of additional debt to a maximum of $15 million (other than debt under the senior secured revolving credit facility), investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, capital expenditures, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the credit agreement contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.

While we are currently in compliance with the covenants in the credit agreement, we could experience difficulty remaining in compliance with such covenants beginning in the fourth quarter of 2009 due to depressed utilization rates and revenue rates that are anticipated for the remainder of 2009. We are monitoring our compliance with such covenants and, based on discussions with our lenders, we believe that we will be able to negotiate some relief with respect to such covenants. However, such relief would likely result in additional costs in the form of increased interest rates, additional fees and modification of other terms. In addition, there can be no assurance that we will be able to maintain compliance with the covenants in the credit agreement, negotiate any relief from such covenants, or that the costs associated with such relief will be commercially reasonable. Non-compliance with restrictive covenants or other events of default under the credit agreement could trigger an early repayment requirement and terminate the senior secured revolving credit facility.

Subordinated Notes Payable and Other

In addition to amounts outstanding under the senior secured revolving credit facility, long-term debt includes subordinated notes payable to certain employees that are former shareholders of the production services businesses that were acquired by WEDGE prior to our acquisition of WEDGE on March 1, 2008, a subordinated note payable to an employee that is a former shareholder of Competition, two subordinated notes payable to certain employees that are former shareholders of Paltec, Inc. and Pettus Well Service. These subordinated notes payable have interest rates ranging from 5.4% to 14%, require quarterly or annual payments of principal and interest and have final maturity dates ranging from November 2010 to March 2013. The aggregate outstanding balance of these subordinated notes payable was $5.2 million as of June 30, 2009.

Other debt represents financing arrangements for computer software with an outstanding balance of $0.3 million at June 30, 2009.

Fair Value Measurement

The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis based on observable inputs for similar types of debt instruments represents level 2 inputs as defined by SFAS 157. The following table presents the supplemental fair value information about long-term debt at June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$262,995	$247,687	$279,413	$250,943

4. Commitments and Contingencies

In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $21.0 million relating to our performance under these bonds.

On July 9, 2009, we reached a settlement in a wrongful death lawsuit filed against our Drilling Services Division in 2008. We agreed to pay the family of the deceased $16.0 million, all but $1.0 million of which will be covered by our insurance carriers. The $1.0 million of settlement costs, which are payable by us, are included in our Drilling Service Division’s operating costs for the three and six months ended June 30, 2009. The settlement costs that are payable by our insurance carriers are reflected on our condensed consolidated balance sheet at June 30, 2009 as $15.0 million of “accrued expenses – insurance claims and settlements” with an offsetting $15.0 million reflected as “receivables—insurance recoveries.” Our insurance carriers will pay the $15.0 million settlement obligation to the family of the deceased in installments from July 2009 through December 2009.

Due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. Legal costs relating to these matters are expensed as incurred. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flow from operations.

5. Earnings (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings (loss) per share and diluted earnings (loss) per share computations (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic
Net earnings (loss)	$(6,259)	$19,117	(5,641)	$30,965

Weighted average shares	49,826	49,789	49,825	49,774

Earnings (loss) per share	$(0.13)	$0.38	$(0.11)	$0.62

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Diluted
Net earnings (loss)	$(6,259)	$19,117	$(5,641)	$30,965

Weighted average shares:
Outstanding	49,826	49,789	49,825	49,774
Diluted effect of stock options	—	694	—	595

	49,826	50,483	49,825	50,369

Earnings (loss) per share	$(0.13)	$0.38	$(0.11)	$0.61

Outstanding stock options and restricted common stock awards representing 230,050 and 156,731 shares of common stock were excluded from the diluted loss per share calculations for the three and six month periods ended June 30, 2009, respectively, because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

6. Equity Transactions

Employees and former employees exercised stock options for the purchase of 138,000 shares of common stock during the six months ended June 30, 2008 at prices ranging from $3.70 to $10.31 per share. Employees, former employees and directors did not exercise any stock options during the six months ended June 30, 2009.

Employees were awarded 326,748 shares of restricted common stock with a weighted-average grant date price of $4.23 during the six months ended June 30, 2009.

7. Segment Information

At June 30, 2009, we had two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance. Prior to our acquisitions of the production services businesses from WEDGE and Competition on March 1, 2008, all our operations related to the Drilling Services Division and we reported these operations in a single operating segment. The acquisitions of the production services businesses from WEDGE and Competition resulted in the formation of our Production Services Division. See Note 2.

Drilling Services Division – Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	17
East Texas	22
North Dakota	7
North Texas	6
Utah	6
Oklahoma	6
Appalachian	2
Colombia	5

Production Services Division – Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs, and one 400 horsepower rig. We provide wireline services with a fleet of 61 wireline units and rental services with approximately $15 million of fishing and rental tools.

The following tables set forth certain financial information for our two operating segments and corporate for the three months ended June 30, 2009 and 2008 (amounts in thousands):

	As of and for the Three Months Ended June 30, 2009
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$552,916	$226,816	$21,873	$801,605

Revenues	$45,720	$23,400	$—	$69,120
Operating costs	28,437	14,906	—	43,343

Segment margin	$17,283	$8,494	$—	$25,777

Depreciation and amortization	$19,788	$5,902	$379	$26,069
Capital expenditures	$17,108	$1,359	$15	$18,482

	As of and for the Three Months Ended June 30, 2008
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$521,459	$374,843	$20,763	$917,065

Revenues	$109,250	$43,297	$—	$152,547
Operating costs	64,277	21,916	—	86,193

Segment margin	$44,973	$21,381	$—	$66,354

Depreciation and amortization	$16,416	$4,073	$91	$20,580
Capital expenditures	$18,298	$6,843	$310	$25,451

The following tables set forth certain financial information for our two operating segments and corporate for the six months ended June 30, 2009 and 2008 (amounts in thousands):

	As of and for the Six Months Ended June 30, 2009
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$552,916	$226,816	$21,873	$801,605

Revenues	$117,086	$52,874	$—	$169,960
Operating costs	72,565	33,622	—	106,187

Segment margin	$44,521	$19,252	$—	$63,773

Depreciation and amortization	$39,126	$11,626	$763	$51,515
Capital expenditures	$36,991	$7,632	$597	$45,220

	As of and for the Six Months Ended June 30, 2008
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$521,459	$374,843	$20,763	$917,065

Revenues	$209,291	$56,653	$—	$265,944
Operating costs	127,774	28,845	—	156,619

Segment margin	$81,517	$27,808	$—	$109,325

Depreciation and amortization	$32,147	$5,370	$182	$37,699
Capital expenditures	$43,112	$9,982	$310	$53,404

The following table reconciles the segment profits reported above to income from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment margin	$25,777	$66,354	$63,773	$109,325
Depreciation and amortization	(26,069)	(20,580)	(51,515)	(37,699)
Selling, general and administrative	(8,951)	(12,150)	(18,978)	(19,872)
Bad debt recovery (expense)	(30)	92	304	(43)

Income (loss) from operations	$(9,273)	$33,716	$(6,416)	$51,711

The following table sets forth certain financial information for our international operations in Colombia which is included in our Drilling Services Division (amounts in thousands):

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2009	2008	2009	2008
Identifiable assets	$109,364	$103,819	$109,364	$103,819

Revenues	$10,179	$11,185	$24,796	$19,726

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout the United States and internationally in Colombia. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. Our business has grown through acquisitions and through organic growth. Over the last 10 years, we have significantly expanded our drilling rig fleet by adding 35 rigs through acquisitions and by adding 31 rigs through the construction of rigs from new and used components. On March 1, 2008, we significantly expanded our service offerings when we acquired the production services businesses of WEDGE Group Incorporated (“WEDGE”) for $314.7 million and Prairie Investors d/b/a Competition Wireline (“Competition”) for $30.0 million which provide well services, wireline services and fishing and rental services. We funded the WEDGE acquisition primarily with $311.5 million of borrowings under our $400 million senior secured revolving credit facility. As of July 24, 2009, the senior secured revolving credit facility had an outstanding balance of $257.5 million, all of which matures in February 2013. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life at a well site and enable us to meet multiple needs of our customers.

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

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	17
East Texas	22
North Dakota	7
North Texas	6
Utah	6
Oklahoma	6
Appalachian	2
Colombia	5

As of July 24, 2009, 24 drilling rigs are operating under drilling contracts, five of which are earning revenues through early termination fees on contracts with terms expiring in August 2009 through December 2009. We have 41 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. During the second quarter, we established our Appalachian drilling division to focus on operations in the Marcellus Shale. We currently have one drilling rig operating in our Appalachian drilling division with a second drilling rig assigned to that division and expected to begin operating by late August 2009. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.

•

Production Services Division – Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas companies. The primary productions services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our fleet of 74 workover rigs in seven division locations to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have a premium workover rig fleet consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs, and one 400 horsepower rig. As of July 24, 2009, 60 workover rigs have crews assigned and are either operating or are being actively marketed. The remaining 14 workover rigs in our fleet are idle with no crews assigned.

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

•

Fishing and Rental Services. During drilling operations, oil and gas companies are often required to rent unique equipment such as power swivels, foam air units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We have approximately $15 million of fishing and rental tools that we provide out of four locations in Texas and Oklahoma.

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

Demand for oilfield services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected levels of oil and natural gas prices. Since 2004, domestic exploration and production spending increased as oil and natural gas prices increased. Oil and natural gas prices have declined significantly since late 2008 in a deteriorating global economic environment and exploration and production companies have announced cuts in their exploration budgets for 2009. These reductions in oil and gas exploration budgets resulted in a reduction in our rig utilization and revenue rates on new contracts during the six months ended June 30, 2009. Rig utilization and revenue rates are expected to remain at depressed levels for the remainder of 2009. In addition, we may experience a shift to more turnkey and footage drilling contracts from daywork drilling contracts. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A—“Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

On July 24, 2009 the spot price for West Texas Intermediate crude oil was $66.55, the spot price for Henry Hub natural gas was $3.37 and the Baker Hughes land rig count was 899, a 52% decrease from 1,864 on July 25, 2008. The table below presents average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic workover rig count for the six months ended June 30, 2009, and each of the previous five years ended June 30, 2009:

	Six Months Ended June 30,	Years ended June 30,
	2009	2009	2008	2007	2006	2005
Oil (West Texas Intermediate)	$51.87	$70.04	$97.54	$63.49	$64.33	$48.74

Natural Gas (Henry Hub)	$4.09	$5.86	$8.24	$6.79	$8.98	$6.20

U.S. Land Rig Count	1,079	1,466	1,716	1,624	1,402	1,153

U.S. Workover Rig Count	1,823	2,176	2,449	2,378	2,306	2,127

Increased expenditures for exploration and production activities generally lead to increased demand for our drilling services and production services. Over the past several years until late 2008, rising oil and natural gas prices and the corresponding increase in onshore oil and natural gas exploration and production spending led to expanded drilling and well service activity as reflected by the increases in the U.S. land rig counts and U.S. workover rig counts as noted in the table above. The decline in oil and natural gas prices since late 2008 has lead to decreased oil and natural gas exploration and production spending and a corresponding decrease in drilling and well services activities as reflected by the decrease in the U.S. land rig counts and the U.S. workover rig counts as noted in the table above.

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

•

Continue Growth with Select Capital Deployment – We intend to continue growing our business by making selective acquisitions, continuing new-build programs and / or upgrading our existing assets. Our capital investment decisions are determined by strategic fit and an analysis of the projected return on capital employed on each of those alternatives. During the second quarter, we established our Appalachian drilling division to focus on operations in the Marcellus Shale. We currently have one drilling rig operating in our Appalachian drilling division with a second drilling rig assigned to that division and expected to begin operating by late August 2009. We completed construction of a 2000 horsepower drilling rig that began operations in June 2009 in our North Dakota drilling division under a contract with a three year term. In addition, we took delivery of two new wireline units during the first quarter of 2009.

With the declines in oil and natural gas prices due to the deteriorating global economic environment since late 2008 and the reductions in our rig utilization and revenue rates on new contracts in 2009, our near-term strategy is focused on maintaining adequate liquidity. Management has initiated certain cost reduction measures including workforce and wage rate reductions that will reduce operating expenses during the downturn in the industry cycle. Budgeted capital expenditures for 2009 represent routine capital expenditures necessary to keep our equipment in safe and efficient working order and limited discretionary capital expenditures of new equipment or upgrades of existing equipment when necessary to obtain new contracts. In addition, our marketing initiatives are focused on identifying regional opportunities and evaluating more turnkey drilling contract opportunities. We believe this near-term strategy will position us to take advantage of business opportunities and continue our long-term growth strategy.

Liquidity and Capital Resources

Sources of Capital Resources

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $43.7 million as of June 30, 2009); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility which has borrowing availability of $131.0 million as of July 24, 2009. There are no limitations on our ability to access the full borrowing availability under the senior secured revolving credit facility other than maintaining compliance with the covenants in the credit agreement. Additional information regarding these covenants is provided in the Debt Requirements section below. Our principal liquidity requirements have been for working capital needs, capital expenditures and acquisitions.

On February 29, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A. and a syndicate of lenders (collectively the “Lenders”). The credit agreement provides for a senior secured revolving credit facility, with sub-limits for letters of credit and a swing-line facility of up to an aggregate principal amount of $400 million, all of which mature on February 28, 2013. The senior secured revolving credit facility and the obligations thereunder are secured by substantially all our domestic assets and are guaranteed by certain of our domestic subsidiaries. Borrowings under the senior secured revolving credit facility bear interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin is determined based upon our leverage ratio in accordance with a pricing grid in the credit agreement. The per annum margin for LIBOR rate borrowings ranges from 1.50% to 2.50% and for bank prime rate borrowings ranges from 0.50% to 1.50%. Based on the terms in the credit agreement, the LIBOR margin and bank prime rate margin in effect until delivery of our financial statements and the compliance certificate for June 30, 2009 are 1.75% and 0.75%, respectively. A commitment fee is due quarterly based on the average daily unused amount of the commitments of the Lenders under the senior secured revolving credit facility. In addition, a fronting fee is due for each letter of credit issued and a quarterly letter of credit fee is due based on the average undrawn amount of letters of credit outstanding during such period. We may repay the senior secured revolving credit facility balance outstanding in whole or in part at any time without premium or penalty. Borrowings under the senior secured revolving credit facility were used to fund the WEDGE acquisition and are available for future acquisitions, working capital and other general corporate purposes.

At July 24, 2009, we had $257.5 million outstanding under the revolving portion of the senior secured revolving credit facility and $11.5 million in committed letters of credit. Under the terms of the credit agreement, committed letters of credit are applied against our borrowing capacity under the senior secured revolving credit facility. The borrowing availability under the senior secured revolving credit facility was $131.0 million at July 24, 2009. There are no limitations on our ability to access the full borrowing availability under the senior secured revolving credit facility other than maintaining compliance with the covenants in the credit agreement. The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity.

At June 30, 2009, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPS without loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPS prior to recovery, since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at June 30, 2009 was $12.7 million compared with a par value of $15.9 million. The $3.2 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary or is judged to be attributable to credit losses. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of June 30, 2009 because of our inability to determine the recovery period of our investments.

Uses of Capital Resources

For the six months ended June 30, 2009, we had $45.2 million of additions to our property and equipment. For the remainder of fiscal year 2009, we project capital expenditures to be approximately $39.3 million, comprised of new rig and equipment expenditures of approximately $2.3 million, routine capital expenditures of approximately $13.5 million, and non-routine capital expenditures of approximately $23.5 million. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements and availability under our senior secured revolving credit facility. Based on our near-term strategy to maintain adequate liquidity, budgeted capital expenditures for 2009 represent routine capital expenditures necessary to keep our equipment in safe and efficient working order and limited discretionary capital expenditures of new equipment or upgrades of existing equipment when necessary to obtain new contracts.

Working Capital

Our working capital was $70.0 million at June 30, 2009, compared to $64.4 million at December 31, 2008. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.2 at June 30, 2009 compared to 1.8 at December 31, 2008.

Our operations have historically generated cash flows sufficient to at least meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.

The changes in the components of our working capital were as follows:

	June 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$43,700	$26,821	$16,879
Receivables
Trade, net	34,389	76,176	(41,787)
Insurance recoveries	20,443	5,951	14,492
Income taxes	8,690	5,034	3,656
Unbilled	9,549	12,262	(2,713)
Deferred income taxes	4,919	6,270	(1,351)
Inventory	4,649	3,874	775
Prepaid expenses and other current	4,194	8,902	(4,708)

Current assets	130,533	145,290	(14,757)

Accounts payable	12,215	21,830	(9,615)
Current portion of long-term debt	2,081	17,298	(15,217)
Prepaid drilling contracts	—	1,171	(1,171)
Accrued expenses:
Employee related employee costs	5,619	13,592	(7,973)
Insurance premiums and deductibles	11,928	11,569	359
Insurance claims and settlements	20,443	5,951	14,492
Other	8,201	9,507	(1,306)

Current liabilities	60,487	80,918	(20,431)

Working capital	$70,046	$64,372	$5,674

The increase in cash and cash equivalents was primarily due to cash provided by operations of $80.7 million offset by $47.7 million of property and equipment expenditures and $16.4 million of debt payments.

The decreases in our trade receivables and unbilled revenues as of June 30, 2009 as compared to December 31, 2008 were primarily due to the decrease in revenues of $101.1 million, or 59%, for the quarter ended June 30, 2009 as compared to the quarter ended December 31, 2008.

The increases in both our receivables—insurance recoveries and accrued expenses—insurance claims and settlements as of June 30, 2009 as compared to December 21, 2008 are primarily due to lawsuit settlement costs that are payable by our insurance carriers. We settled a lawsuit in July 2009 for $16.0 million, all but $1.0 million of which will be covered by our insurance carriers. These settlement costs that will be payable by insurance are reflected on our condensed consolidated balance sheet at June 30, 2009 as $15.0 million of accrued expenses – insurance claims and settlements with an offsetting $15.0 million reflected as receivables—insurance recoveries. Our insurance carriers will pay the $15.0 million settlement obligation in installments from July 2009 through December 2009.

The increase in our income taxes receivable as of June 30, 2009 as compared to December 31, 2008 is primarily due to net operating losses realized during 2009.

The decrease in prepaid expenses and other current assets at June 30, 2009 as compared to December 31, 2008 is primarily due to a decrease in prepaid insurance. We renew and prepay most of our insurance premiums in late October of each year and some in April of each year. As of June 30, 2009, we had amortization of eight months of these October insurance premiums, as compared to two months of amortization as of December 31, 2008. In addition, prepaid expenses and other current assets decreased by $0.9 million relating to funds held in a trust account that were distributed to our former Chief Financial Officer on March 3, 2009 in accordance with the terms of the severance agreement.

The decrease in accounts payable at June 30, 2009 as compared to December 31, 2008 is due to the decline in demand for drilling, workover, wireline and fishing and rental services during the quarter ended June 30, 2009 as compared to the quarter ended December 31, 2008, which resulted in decreased purchases from vendors.

The outstanding balance under our senior secured credit facility is not due until maturity on February 28, 2013. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity. The current portion of long-term debt at December 31, 2008 included principal payments of $15 million that were made after December 31, 2008 to reduce the outstanding balance of our senior secured revolving credit facility. We have not made any principal payments to reduce the outstanding balance of our senior secured revolving credit facility after June 30, 2009. Therefore, no portion of the outstanding balance of our senior secured revolving credit facility is included in the current portion of long-term debt at June 30, 2009. The current portion of long-term debt at June 30, 2009 relates to $2.1 million of debt payments under our subordinated notes payable and other debt that are due within the next year.

Prepaid drilling contracts represent amounts billed for mobilization revenues in excess of revenue recognized for certain drilling contracts in Colombia. Mobilization billings, and costs incurred for the mobilization, are deferred and recognized over the term of the related drilling contracts. As of June 30, 2009, the initial terms of these drilling contracts had concluded and all associated mobilization revenues had been recognized.

The decrease in accrued payroll and related employee costs was primarily due to a decrease of $4.1 million in accrued employee bonuses as of June 30, 2009, as compared to December 31, 2008. Annual employee bonuses for the year ended December 31, 2008 were paid in early March 2009. The remaining portion of the decrease in accrued payroll and related employee costs is primarily due to workforce reductions that occurred during the six months ended June 30, 2009.

The decrease in accrued expenses – other at June 30, 2009 as compared to December 31, 2008 is primarily due to property tax accruals. We accrue property taxes throughout the year and make most of our required property tax payments in January.

Long-Term Debt

Long-term debt as of June 30, 2009 consists of the following (amounts in thousands):

Senior secured credit facility	$257,500
Subordinated notes payable	5,204
Other	291

262,995
Less current portion	(2,081)

$260,914

Contractual Obligations

The following table includes all our contractual obligations of the types specified below at June 30, 2009 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$262,995	$2,081	$2,764	$258,150	$—
Interest on long-term debt	20,257	5,728	10,964	3,565	—
Purchase commitments	13,957	13,957	—	—	—
Operating leases	5,222	1,717	2,416	1,089	—
Restricted cash obligation	2,600	650	1,300	650	—
Other	100	100	—	—	—

Total	$305,131	$24,233	$17,444	$263,454	$—

Long-term debt consists of $257.5 million outstanding under our senior secured credit facility, $5.2 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses and other debt of $0.3 million. The outstanding balance under our senior secured credit facility is not due until maturity on February 23, 2013. We may make principal payments to reduce the outstanding debt balance prior to maturity when cash and working capital is sufficient.

Interest payment obligations on our senior secured credit facility are estimated based on interest rates that are in effect on July 24, 2009 and the remaining principal balance of $257.5 million to be paid at maturity in February 2013. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 5.4% to 14%, with quarterly payments of principal and interest and final maturity dates ranging from November 2010 to March 2013.

Purchase obligations primarily relate to drilling rig and well servicing rig upgrades, acquisitions or new construction.

Operating leases consist of lease agreements with terms in excess of one year for office space, operating facilities, equipment and personal property.

As of June 30, 2009, we had restricted cash in the amount of $2.6 million held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $0.7 million payable over a five year term from the escrow account.

Debt Requirements

At June 30, 2009, we were in compliance with the restrictive covenants contained in the credit agreement which include the following:

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

At June 30, 2009, our consolidated leverage ratio was 1.64 to 1.00 and our interest coverage ratio was 15.32 to 1.00. The credit agreement has additional restrictive covenants that, among other things, limit the incurrence of additional debt to a maximum of $15 million (other than debt under the senior secured revolving credit facility), investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, capital expenditures, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the credit agreement contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.

While we are currently in compliance with the covenants in the credit agreement, we could experience difficulty remaining in compliance with such covenants beginning in the fourth quarter of 2009 due to depressed utilization rates and revenue rates that are anticipated for the remainder of 2009. We are monitoring our compliance with such covenants and, based on discussions with our lenders, we believe that we will be able to negotiate some relief with respect to such covenants. However, such relief would likely result in additional costs in the form of increased interest rates, additional fees and modification of other terms. In addition, there can be no assurance that we will be able to maintain compliance with the covenants in the credit agreement, negotiate any relief from such covenants, or that the costs associated with such relief will be commercially reasonable. Non-compliance with restrictive covenants or other events of default under the credit agreement could trigger an early repayment requirement and terminate the senior secured revolving credit facility.

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

Statement of Operations Analysis

The following table provides information for our operations for the three and six months ended June 30, 2009 and 2008 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue days information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Drilling Services Division:
Revenues	$45,720	$109,250	$117,086	$209,291
Operating costs	28,437	64,277	72,565	127,774

Drilling Services Division margin	$17,283	$44,973	$44,521	$81,517

Average number of drilling rigs	70.7	66.7	70.3	66.6
Utilization rate	35%	90%	44%	87%
Revenue days	2,238	5,475	5,534	10,511

Average revenues per day	$20,429	$19,954	$21,158	$19,912
Average operating costs per day	12,706	11,740	13,113	12,156

Drilling Services Division margin per day	$7,723	$8,214	$8,045	$7,756

Production Services Division:
Revenues	$23,400	$43,297	$52,874	$56,653
Operating costs	14,906	21,916	33,622	28,845

Production Services Division margin	$8,494	$21,381	$19,252	$27,808

Combined
Revenues	$69,120	$152,547	$169,960	$265,944
Operating costs	43,343	86,193	106,187	156,619

Combined margin	$25,777	$66,354	$63,773	$109,325

EBITDA	$17,936	$53,366	$45,724	$89,572

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Reconciliation of combined margin and
EBITDA to net (loss) earnings:

Combined margin	$25,777	$66,354	$63,773	$109,325

Selling, general and administrative	(8,951)	(12,150)	(18,978)	(19,872)
Bad debt recovery (expense)	(30)	92	304	(43)
Other (expense) income	1,140	(930)	625	162

EBITDA	17,936	53,366	45,724	89,572

Depreciation and amortization	(26,069)	(20,580)	(51,515)	(37,699)
Interest expense, net	(1,673)	(4,060)	(3,577)	(5,049)
Income tax benefit (expense)	3,547	(9,609)	3,727	(15,859)

Net (loss) earnings	$(6,259)	$19,117	$(5,641)	$30,965

Our Drilling Services Division’s revenues decreased by $63.5 million, or 58%, for the quarter ended June 30, 2009, as compared to the corresponding quarter in 2008, due to a 59% decrease in revenue days that resulted from a decline in our rig utilization rate from 90% to 35%. In contrast to the decrease in our Drilling Services Division’s revenues, our average contract drilling revenues per day increased by $475, or 2%. This increase in average drilling revenues per day is attributable to higher average drilling revenues per day for our Colombian operations which represented a larger portion of our drilling revenues for 2009 as compared to 2008. Our average drilling revenues per day for our domestic operations decreased by 7% for the quarter ended June 30, 2009, since the demand for drilling rigs has decreased during 2009 as compared to 2008. The decrease in our average drilling revenues per day for our domestic operations is less than expected because a significant portion of our domestic drilling rigs were operating or were on standby under longer-term drilling contracts that were entered into when drilling rig demand was high and revenues per day were at historically high levels.

For the six months ended June 30, 2009, our Drilling Services Division’s revenues decreased by $92.2 million, or 44%, as compared to the corresponding period in 2008, due to a 47% decrease in revenue days that resulted from a decline in our rig utilization rate from 87% to 44%. In contrast to the decrease in our Drilling Services Division’s revenues, our average contract drilling revenues per day increased by $1,246, or 6%. This increase in average drilling revenues per day is attributable to higher average drilling revenues per day for our Colombian operations which represented a larger portion of our drilling revenues for 2009 as compared to 2008. Our average drilling revenues per day for our domestic operations decreased by 2% for the six months ended June 30, 2009, since the demand for drilling rigs has decreased during 2009 as compared to 2008. The decrease in our average drilling revenues per day for our domestic operations is less than expected because a significant portion of our domestic drilling rigs were operating or were on standby under longer-term drilling contracts that were entered into when drilling rig demand was high and revenues per day were at historically high levels.

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. The following table provides percentages of our drilling revenues by drilling contract type for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Daywork drilling contracts	92%	92%	96%	90%
Turnkey drilling contracts	8%	3%	4%	4%
Footage drilling contracts	—	5%	—	6%

Our Drilling Services Division’s operating costs declined by $35.8 million, or 56%, for the quarter ended June 30, 2009, as compared to the corresponding quarter in 2008, primarily due to a 59% decrease in revenue days that resulted from a decline in our rig utilization rate from 90% to 35%. In contrast to the decrease in our Drilling Services Division’s operating costs, our average operating costs per day increased by $966, or 8%, primarily due to fixed overhead costs associated with division offices, supervisory level employees and insurance. Since we had a significant decrease in revenue days, these fixed overhead costs result in an increase in average operating costs per revenue day.

For the six months ended June 30, 2009, our Drilling Services Division’s operating costs declined by $55.2 million, or 43%, as compared to the corresponding period in 2008, primarily due to a 47% decrease in revenue days that resulted from a decline in our rig utilization rate from 87% to 44%. In contrast to the decrease in our Drilling Services Division’s operating costs, our average operating costs per day increased of $957, or 8%, primarily due to fixed overhead costs associated with division offices, supervisory level employees and insurance. Since we had a significant decrease in revenue days, these fixed overhead costs result in an increase in average operating costs per revenue day.

Our Production Services Division’s revenue decreased by $19.9 million, or 46%, and operating costs decreased by $7.0 million, or 32%, for the quarter ended June 30, 2009, as compared to the corresponding quarter in 2008, due to lower demand for well services, wireline services and fishing and rental services.

For the six months ended June 30, 2009, our Production Services Division’s revenue decreased by $3.8 million, or 7%, while operating costs increased by $4.8 million, or 17%, as compared to the corresponding six months in 2008. Our Production Services Division experienced decreases in its revenue and operating cost due to lower demand for well services, wireline services and fishing and rental services during the six months ended June 30, 2009, as compared to the corresponding period in 2008. This decrease in revenues due to lower demand was partially offset, and the decrease in operating costs due to lower demand was completely offset, by the timing impact of the WEDGE and Competition acquisitions on March 1, 2008 which created our Production Services Division. A full six months of Production Services Division operations are reflected in the operating results for the six months ended June 30, 2009, as compared to four months of operating results for the corresponding period in 2008.

Our selling, general and administrative expense for the quarter ended June 30, 2009 decreased by approximately $3.2 million, or 26%, as compared to the corresponding quarter in 2008, primarily due to a $1.5 million decrease in professional and consulting expenses and a $1.6 million decrease in compensation related expenses related to bonus accrual and workforce reductions.

For the six months ended June 30, 2009, our selling, general and administrative expense decreased by approximately $0.9 million, or 4%, as compared to the corresponding period in 2008. Professional and consulting expenses decreased by $2.0 million and compensation related expenses decreased by $0.7 million for the six months ended June 30, 2009, as compared to the corresponding period in 2008. The overall decrease in selling, general and administrative expense was partially offset by a $2.0 million increase in selling, general and administrative expenses relating to our Production Services Division. As noted above, a full six months of Production Services Division operations are reflected in the results of operations for the six months ended June 30, 2009, as compared to four months of operating results for the six months ended June 30, 2008.

Our other income for the quarter ended June 30, 2009 increased by $2.1 million as compared to the corresponding quarter in 2008, primarily due to foreign currency translation gains and losses relating to our operations in Colombia. We recorded foreign currency translation gains of $1.0 million for the quarter ended June 30, 2009, and foreign currency translation losses of $1.1 million for the quarter ended June 30, 2008.

For the six months ended June 30, 2009, our other income increased by $0.5 million compared to the corresponding period in 2008, primarily due to an increase in foreign currency translation gains relating to our operations in Colombia.

Our depreciation and amortization expenses increased by $5.5 million, or 27%, for the quarter ended June 30, 2009, as compared to the corresponding quarter in 2008. This increase resulted primarily from the increase in the fleet size of our drilling rigs, workover rigs and wireline units. The 2009 additions to each of our fleets mostly consisted of newly constructed equipment.

For the six months ended June 30, 2009, our depreciation and amortization expenses increased by $13.8 million, or 37%, as compared to the corresponding period in 2008. This increase resulted primarily from the increase in the fleet size of our drilling rigs, workover rigs and wireline units. The 2009 additions to each fleet consisted primarily of newly constructed equipment. The increase also related to additional depreciation and amortization expense of $6.4 million for our new Production Services Division. As noted above, a full six months of Production Services Division operations are reflected in the results of operations for the six months ended June 30, 2009, as compared to four months of operating results for the six months ended June 30, 2008.

Our interest expense is primarily related to interest due on the amounts outstanding under our senior secured revolving credit facility. Our interest expense decreased $2.4 million for the quarter ended June 30, 2009, as compared to the corresponding quarter in 2008, and decreased $1.5 million for the six months ended June 30, 2009, as compared to the corresponding period in 2008. These decreases are due to reductions in the amounts outstanding under our senior secured revolving credit facility and due to decreases in the LIBOR and bank prime base rates used to determine our effective borrowing rate per the credit agreement. Borrowings under the senior secured revolving credit facility were first used to fund the acquisitions of the production services businesses of WEDGE and Competition on March 1, 2008. Since operating results for the six month ended June 30, 2009 reflect a full six months of interest expense as compared to four months of interest expense for the six months ended June 30, 2008, the overall decrease in interest expense for the six months ended June 30, 2009 is partially offset by an increase in interest expense due to the timing of these borrowings.

Our effective income tax rate for the quarter ended June 30, 2009 differs from the federal statutory rate in the United States of 35% primarily due to pretax income recognized in foreign jurisdictions with a lower effective tax rate, the release of valuation allowance relating to foreign net operating loss carryforwards, state income taxes and other permanent differences.

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

Critical Accounting Policies and Estimates

Revenue and cost recognition—Our Drilling Services Division earns revenues by drilling oil and gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract. Individual contracts are usually completed in less than 60 days. The risks to us under a turnkey contract and, to a lesser extent, under footage contracts, are substantially greater than on a contract drilled on a daywork basis. Under a turnkey contract, we assume most of the risks associated with drilling operations that are generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors’ services, supplies, cost escalations and personnel operations.

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

Long-lived Assets and Intangible Assets—We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing the impairment evaluation, we estimate the future undiscounted net cash flows relating to long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Division, our long-lived assets and intangible assets are grouped at the reporting unit level which is one level below the operating segment level. For our Drilling Services Division, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

We performed an impairment analysis of our long-lived assets and intangible assets at December 31, 2008, due to significant adverse changes in the economic and business climate that resulted in decreases in estimated revenues, margins and cash flows. Essentially all our intangible assets were recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec when revenues, margins and cash flows were at historically high levels earlier in 2008. We determined that the sum of the estimated future undiscounted net cash flows was less than the carrying amount of the long-lived assets and intangible assets in each reporting unit at December 31, 2008. Our long-lived asset and intangible asset impairment analysis for the reporting units in our Production Services Division resulted in no impairment charge to property and equipment and a non-cash impairment charge of $52.8 million to the carrying value of our intangible assets for customers relationships for the year ended December 31, 2008. For our Drilling Services Division, we did not record an impairment charge on any long-lived assets for the year ended December 31, 2008. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment. This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the overall downturn in our industry and decline in our projected cash flows.

Goodwill—Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Goodwill was initially recorded for our Production Services Division operating segment and was allocated to its three reporting units which are well services, wireline services and fishing and rental services. Second, if impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value.

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

Deferred taxes—We provide deferred taxes for the basis differences in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, foreign net operating loss carryforwards, employee benefit and other accrued liabilities which are deducted in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs, workover rigs and wireline units over 2 to 25 years and refurbishments over 3 to 5 years, while federal income tax rules require that we depreciate drilling rigs, workover rigs, wireline units and refurbishments over 5 years. Therefore, in the first 5 years of our ownership of a drilling rig, workover rig or wireline unit, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After 5 years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Accounting estimates—We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the six months ended June 30, 2009, we did not experience a loss on any turnkey and footage contracts completed. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had two turnkey contracts in progress at June 30, 2009, of which one was completed prior to the release of the financial statements included in this report. Our unbilled receivables totaled $9.5 million at June 30, 2009. Of that amount accrued, turnkey contract revenues were $1.2 million. The remaining balance of $7.7 million related to the revenue recognized but not yet billed on daywork drilling contracts in progress at June 30, 2009 and $0.6 million related to unbilled receivables for our Production Services Division.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $1.6 million at both June 30, 2009 and December 31, 2008.

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

As of June 30, 2009, we had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. In assessing the realizability of our foreign deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the foreign jurisdiction in future periods. Due to declines in oil and natural gas prices and the downturn in our industry since late 2008, we anticipate drilling rig utilization and revenue rates will remain at depressed levels for the remainder of 2009. Consequently, we have a valuation allowance of $4.1 million that fully offsets our foreign deferred tax assets. The foreign net operating loss has an indefinite carryforward period. The foreign net operating loss is primarily due to the special income tax benefits permitted by the Colombian government that allows us to recover 140% of the cost of certain imported assets.

Our accrued insurance premiums and deductibles as of June 30, 2009 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.3 million and our workers’ compensation, general liability and auto liability insurance of approximately $9.0 million. We have a deductible of $125,000 per covered individual per year under the health insurance. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we do not have a deductible. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.

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

In April 2009, the FASB issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on the Statement No. 157 disclosure requirements. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-than-temporary Impairments (FSP FAS 115-2 and 124-2). FSP FAS 115-2 and 124-2 amends Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, to modify the indicator of other-than-temporary impairment for debt securities. Additionally, this FSP changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that management does not intend to sell and it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The adoption of FSP FAS 115-2 and 124-2 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

In May 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. This FSP applies to certain investments and long-term debt and is effective for interim and annual reporting periods ending after June 15, 2009. Statement No. 157, Fair Value Measurements clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The adoption of FSP FAS 107-1 and APB 28-1 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The adoption of SFAS 165 during the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate market risk on our variable rate debt. As of June 30, 2009, we had $257.5 million outstanding under our senior secured revolving credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $0.6 million and a decrease in net income of approximately $0.4 million during a quarterly period.

At June 30, 2009, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPS without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPS prior to recovery, since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at June 30, 2009 was $12.7 million compared with a par value of $15.9 million. The $3.2 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary or is judged to be attributable to credit losses. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of June 30, 2009 because of our inability to determine the recovery period of our investments.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not make any unregistered sales of equity securities during the quarter ended June 30, 2009, nor did we repurchase any shares of our common stock during the quarter ended June 30, 2009.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at our 2009 Annual Meeting of Shareholders held on May 15, 2009 and received the votes set forth below:

1.	Election of three directors:

•	A proposal to elect Wm. Stacy Locke as a Class II director was approved, with 47,033,816 votes FOR and 1,161,648 votes WITHHELD for Wm. Stacy Locke.

•	A proposal to elect C. John Thompson as a Class II director was approved, with 47,010,380 votes FOR and 1,185,084 votes WITHHELD for C. John Thompson.

•	A proposal to elect Scott D. Urban as a Class I director was approved, with 47,128,684 votes FOR and 1,066,780 votes WITHHELD for Scott D. Urban.

Dean A. Burkhardt and John Michael Rauh continued as directors pursuant to their prior election or appointment.

2.	A proposal to amend the Pioneer Drilling Company 2007 Incentive Plan increasing the maximum number of shares of our common stock as to which awards may be granted from 3,000,000 shares to 4,500,000 shares was approved, with 31,398,673 votes FOR, 11,440,731 votes AGAINST, 53,505 ABSTENTIONS, and 5,302,555 BROKER NON-VOTES to amend the 2007 Plan.

3.	A proposal to ratify the appointment of KPMG LLP as our independent auditors for our fiscal year ending December 31, 2009 was approved, with 47,716,808 votes FOR, 411,121 votes AGAINST, 67,535 ABSTENTIONS for KPMG LLP.

ITEM 5.	Other Information

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

2.1 *	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1))

2.2 *	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1))

3.1 *	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1 *	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

10.1 *	-	Amended and Restated Pioneer Drilling Company 2007 Incentive Plan adopted May 15, 2009 (Definitive Proxy Statement on Schedule 14A, filed April 10, 2009 (File No. 1-8182, Appendix A)).

31.1 **	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 **	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 #	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2 #	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

PIONEER DRILLING COMPANY

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

Dated: August 6, 2009

Index to Exhibits

2.1 *	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1))

2.2 *	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1))

3.1 *	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

10.1 *	-	Amended and Restated Pioneer Drilling Company 2007 Incentive Plan adopted May 15, 2009 (Definitive Proxy Statement on Schedule 14A, filed April 10, 2009 (File No. 1-8182, Appendix A)).

4.1 *	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

31.1 **	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 **	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 #	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2 #	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

* Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company.
** Filed herewith
# Furnished herewith