Form 10-Q
period 2009-09-30
PIONEER DRILLING CO
filed 2009-11-05
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-8182

PIONEER DRILLING COMPANY

(Exact name of registrant as specified in its charter)

TEXAS	74-2088619)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

1250 N.E. Loop 410, Suite 1000, San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 23, 2009, there were 50,306,552 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,305	$26,821
Receivables:
Trade, net of allowance for doubtful accounts	31,293	76,176
Insurance recoveries	18,363	5,951
Income taxes	11,164	5,034
Unbilled	10,008	12,262
Deferred income taxes	4,336	6,270
Inventory	4,855	3,874
Prepaid expenses and other current assets	3,250	8,902

Total current assets	136,574	145,290

Property and equipment, at cost	922,384	858,491
Less accumulated depreciation and amortization	305,130	230,929

Net property and equipment	617,254	627,562
Intangible assets, net of amortization	26,539	29,969
Other long-term assets	18,626	21,658

Total assets	$798,993	$824,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,680	$21,830
Current portion of long-term debt	2,093	17,298
Prepaid drilling contracts	—	1,171
Accrued expenses:
Payroll and related employee costs	7,517	13,592
Insurance premiums and deductibles	10,178	11,569
Insurance claims and settlements	18,363	5,951
Other	8,721	9,507

Total current liabilities	63,552	80,918
Long-term debt, less current portion	260,259	262,115
Other long-term liabilities	6,054	6,413
Deferred income taxes	65,325	60,915

Total liabilities	395,190	410,361

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 50,306,552 shares and 49,997,578 shares issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	5,031	5,000
Additional paid-in capital	307,218	301,923
Treasury stock, at cost; 5,174 shares and no shares at September 30, 2009 and
December 31, 2008, respectively	(31)	—
Accumulated earnings	93,609	108,440
Accumulated other comprehensive loss	(2,024)	(1,245)

Total shareholders’ equity	403,803	414,118

Total liabilities and shareholders’ equity	$798,993	$824,479

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Revenues:
Drilling services	$48,084	$124,297	$165,170	$333,587
Production services	26,282	49,948	79,156	106,602

Total revenue	74,366	174,245	244,326	440,189

Costs and expenses:
Drilling services	35,315	70,342	107,880	198,115
Production services	16,638	25,025	50,260	53,871
Depreciation and amortization	26,952	24,225	78,467	61,924
Selling, general and administrative	8,892	12,840	27,870	32,712
Bad debt (recovery) expense	(1,409)	(260)	(1,713)	(216)

Total costs and expenses	86,388	132,172	262,764	346,406

Income (loss) from operations	(12,022)	42,073	(18,438)	93,783

Other (expense) income:
Interest expense	(1,839)	(3,773)	(5,555)	(9,612)
Interest income	43	205	182	995
Other	222	(1,551)	847	(1,389)

Total other expense	(1,574)	(5,119)	(4,526)	(10,006)

Income (loss) before income taxes	(13,596)	36,954	(22,964)	83,777
Income tax benefit (expense)	4,406	(12,760)	8,133	(28,619)

Net earnings (loss)	$(9,190)	$24,194	$(14,831)	$55,158

Earnings (loss) per common share—Basic	$(0.18)	$0.49	$(0.30)	$1.11

Earnings (loss) per common share—Diluted	$(0.18)	$0.48	$(0.30)	$1.09

Weighted average number of shares outstanding—Basic	49,845	49,791	49,831	49,780

Weighted average number of shares outstanding—Diluted	49,845	50,449	49,831	50,426

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(14,831)	$55,158
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	78,467	61,924
Allowance for doubtful accounts	(1,237)	270
Gain on dispositions of property and equipment	(84)	(512)
Stock-based compensation expense	5,561	2,924
Deferred income taxes	7,527	10,700
Change in other assets	1,061	355
Change in non-current liabilities	(1,169)	(329)
Changes in current assets and liabilities:
Receivables	42,208	(29,447)
Inventory	(876)	(1,501)
Prepaid expenses & other current assets	5,651	(1,687)
Accounts payable	(2,553)	4,194
Income tax payable	—	5,107
Prepaid drilling contracts	(1,171)	1,514
Accrued expenses	(8,253)	17,085

Net cash provided by operating activities	110,301	125,755

Cash flows from investing activities:
Acquisition of production services business of WEDGE	—	(313,606)
Acquisition of production services business of Competition	—	(26,770)
Acquisition of production services business of Paltec	—	(6,520)
Purchases of property and equipment	(67,058)	(99,794)
Purchase of auction rate preferred securities	—	(16,475)
Proceeds from sale of property and equipment	608	2,712
Proceeds from insurance recoveries	36	2,638

Net cash used in investing activities	(66,414)	(457,815)

Cash flows from financing activities:
Debt repayments	(17,060)	(44,404)
Proceeds from issuance of debt	—	319,500
Debt issuance costs	(77)	(3,319)
Proceeds from exercise of options	—	672
Purchase of treasury stock	(31)	—
Excess tax benefit (reductions) for stock option exercises	(235)	250

Net cash (used in) provided by financing activities	(17,403)	272,699

Net increase (decrease) in cash and cash equivalents	26,484	(59,361)
Beginning cash and cash equivalents	26,821	76,703

Ending cash and cash equivalents	$53,305	$17,342

Supplementary disclosure:
Interest paid	$5,426	$8,668
Income tax (refunded) paid	$(9,234)	$11,436

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Business and Basis of Presentation

Pioneer Drilling Company and subsidiaries provide drilling and production services to our customers in select oil and natural gas exploration and production regions in the United States and Colombia. Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	17
East Texas	21
North Dakota	7
North Texas	4
Utah	6
Oklahoma	6
Appalachia	3
Colombia / International	7

As of October 23, 2009, 27 drilling rigs are operating under drilling contracts, one of which is earning revenues through early termination fees on its contract with a term that expires in December 2009. We have 38 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs both domestically and internationally in Latin America. During the second quarter of 2009, we established our Appalachian drilling division and now have three drilling rigs operating in the Marcellus Shale region. We have five drilling rigs located in Colombia that are operating under drilling contracts and we are marketing two additional drilling rigs for international expansion in Latin America.

Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs, and one 400 horsepower rig. As of October 23, 2009, 65 workover rigs have crews assigned and are either operating or are being actively marketed. The remaining nine workover rigs in our fleet are idle with no crews assigned. We provide wireline services with a fleet of 61 wireline units and rental services with approximately $15 million of fishing and rental tools.

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Drilling Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of deferred taxes and our determination of depreciation and amortization expense. The condensed consolidated balance sheet as of December 31, 2008 has been derived from our audited financial statements. We suggest that you read these condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed, as we have determined necessary, events that have occurred after September 30, 2009, through the filing of this Form 10-Q on November 5, 2009.

Recently Issued Accounting Standards

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB Statements of Financial Accounting Standards (SFAS) and other authoritative guidance issued by the American Institute of Certified Public Accountants (AICPA) and Emerging Issues Task Force (EITF). Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued new authoritative accounting guidance under FASB ASC Topic 810 (formerly SFAS No. 160) which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. ASC Topic 810 is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC topic 810 on January 1, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Business Combinations. On January 1, 2009, new authoritative accounting guidance became effective under ASC Topic 805 (formerly SFAS No. 141R) which applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under the previous authoritative accounting guidance (formerly SFAS No. 141) whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under ASC Topic 805, the requirements of ASC Topic 420 (formerly SFAS No. 146) relating to the accounting for costs associated with exit or disposal activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450 which provides accounting guidance for contingencies. ASC Topic 805 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

Disclosures about Derivative Instruments and Hedging Activities. On January 1, 2009, new authoritative accounting guidance became effective under ASC Topic 815 (formerly SFAS No. 161) which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in ASC Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This authoritative accounting guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not have any derivative instruments and the January 1, 2009 adoption of this new accounting guidance under ASC Topic 815 had no impact on our financial statement disclosures.

Fair Value Measurements and Disclosures. Effective for accounting periods ending after June 15, 2009, new authoritative accounting guidance under ASC Topic 820 (formerly FASB Staff Position FAS 157-4) provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on disclosure requirements. ASC Topic 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of the new authoritative accounting guidance under ASC Topic 820 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Other-than-temporary Impairments. Effective for accounting periods ending after June 15, 2009, new authoritative accounting guidance under ASC Topic 320 (formerly FASB Staff Position FAS 115-2 and 124-2) modifies the indicator of other-than-temporary impairment for debt securities. Additionally, ASC Topic 320 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that management does not intend to sell and it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The adoption of this new authoritative accounting guidance under ASC Topic 320 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Interim Disclosures about Fair Value of Financial Instruments. Effective for accounting periods ending after June 15, 2009, new authoritative accounting guidance under ASC Topic 825 (formerly FASB Staff Position FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports and applies to certain investments and long-term debt. The adoption of this new authoritative accounting guidance under ASC Topic 825 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Subsequent Events. For accounting periods ending after June 15, 2009, new authoritative accounting guidance became effective under ASC Topic 855 (formerly SFAS No. 165) which modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The adoption of ASC Topic 855 during the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Multiple Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of October 23, 2009, we had five contracts with terms of six months to three years in duration, of which two will expire by December 31, 2009, one will expire by April 30, 2010, one will expire by December 31, 2010 and one will expire by June 30, 2012.

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

Restricted Cash

As of September 30, 2009, we had restricted cash in the amount of $2.6 million held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $0.7 million payable over the remaining four years from the escrow account. Restricted cash of $0.7 million and $1.9 million is recorded in other current assets and other long-term assets, respectively. The associated obligation of $0.7 million and $1.9 million is recorded in accrued expenses and other long-term liabilities, respectively.

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

Investments

Other long-term assets include investments in tax exempt, auction rate preferred securities (“ARPS”). Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of September 30, 2009 because of our inability to determine the recovery period of our investments.

At September 30, 2009, we held $15.9 million (par value) of ARPSs, which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. We may not be able to access the funds we invested in our ARPSs without a loss of principal, unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPS without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPS prior to recovery, since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. See Note 3 “Long-term Debt” below regarding compliance with the covenants in our credit agreement.

Our ARPSs are reported at amounts that reflect our estimate of fair value. ASC Topic 820 (formerly SFAS No. 157), provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. To estimate the fair values of our ARPSs, we used inputs defined by ASC Topic 820 as level 3 inputs which are unobservable for the asset or liability and are developed based on the best information available in the circumstances. We estimate the fair value of our ARPSs based on discounted cash flow models and secondary market comparisons of similar securities. In addition, during the quarter ended June 30, 2009, we adopted the new accounting guidance under ASC Topic 320 when we evaluated the fair value of our ARPS and evaluated whether the fair value discount represented an other-than-temporary impairment.

Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at September 30, 2009 was $12.7 million compared with a par value of $15.9 million. The $3.2 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). We recorded $2.0 million of this fair value discount during the year ended December 31, 2008 and the remaining $1.2 million was recorded during the nine months ended September 30, 2009. There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary or is judged to be attributable to credit losses.

Income Taxes

Pursuant to ASC Topic 740 (formerly SFAS No. 109), we follow the asset and liability method of accounting for income taxes, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure our deferred tax assets and liabilities by using the enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Under ASC Topic 740, we reflect in income the effect of a change in tax rates on deferred tax assets and liabilities in the period during which the change occurs.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive loss. Other comprehensive loss includes the change in the fair value of our ARPSs, net of tax, for the three and nine months ended September 30, 2009 and 2008. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(9,190)	$24,194	$(14,831)	$55,158
Other comprehensive loss—unrealized loss on ARPS securities	(10)	(256)	(779)	(1,206)

Comprehensive income (loss)	$(9,200)	$23,938	$(15,610)	$53,952

Stock-based Compensation

We recognize compensation cost for stock-based compensation based on the grant-date fair value estimated in accordance with ASC Topic 718 (formerly SFAS No. 123R) and we utilize the graded vesting method. Compensation costs of approximately $3.3 million and $0.8 million for stock options were recognized in selling, general and administrative expense and operating costs, respectively, for the nine months ended September 30, 2009. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows. There were no stock options exercised during the nine months ended September 30, 2009.

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average expected volatility	61%	44%	58%	44%
Weighted-average risk-free interest rates	2.5%	2.8%	2.1%	2.6%
Weighted-average expected life in years	5.00	3.74	5.48	3.74
Options granted	42,000	1,057,098	1,526,550	1,402,098
Weighted-average grant-date fair value	$2.84	$6.11	$2.09	$5.77

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

Restricted common stock awards vest over a 3 year period. The fair value of restricted common stock is based on the closing price of our common stock on the date of the grant. We amortize the fair value of the restricted common stock awards to compensation expense using the graded vesting method. For the nine months ended September 30, 2009, 326,748 restricted common stock awards were granted with a weighted-average grant date price of $4.23. Compensation costs of approximately $1.3 million and $0.2 for restricted common stock awards were recognized in selling, general and administrative expense and operating costs, respectively, for the nine months ended September 30, 2009.

Effective January 1, 2009, we adopted the new authoritative accounting guidance under FASB ASC Topic 260 (formerly Staff Position No. EITF 03-6-1) which requires restricted common stock granted under our stock-based compensation plans to be treated as participating securities under the two-class method of determining basic earnings per common share. Basic earnings per common share for prior periods are to be adjusted to conform to accounting guidance under ASC Topic 260. The adoption of ASC Topic 260 did not have any effect on the calculation of basic earnings per common share for the three and nine month periods ended September 30, 2009 and 2008.

Related-Party Transactions

Our Chief Executive Officer, President of Drilling Services Division, Senior Vice President of Drilling Services Division—Marketing, and a Vice President of Drilling Services Division—Operations occasionally own a 1% to 5% working interest in oil and gas wells that we drill for one of our customers. These individuals did not own a working interest in any wells that we drilled for this customer during both the nine months ended September 30, 2009 and 2008.

In connection with the acquisitions of the production services businesses from WEDGE Group Incorporated (“WEDGE”) and Competition on March 1, 2008, we have leases for various operating and office facilities with entities that are owned by former WEDGE employees and Competition employees that are now employees of our company. Rent expense for the nine months ended September 30, 2009 was approximately $0.5 million for these related party leases. In addition, we have non-compete agreements with several former WEDGE employees that are now employees of our company. These non-compete agreements are recorded as intangible assets with a cost, net of accumulated amortization, of $0.9 million as of September 30, 2009. See Note 2 “Acquisitions” below for further information.

We had aggregate purchases of $0.4 million of goods and services during the nine months ended September 30, 2009 from twelve vendors that are owned by company employees or family members of company employees.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation.

2. Acquisitions

On March 1, 2008, we acquired the production services business from WEDGE which provided well services, wireline services and fishing and rental services with a fleet of 62 workover rigs, 45 wireline units and approximately $13 million of fishing and rental equipment through its facilities in Texas, Kansas, North Dakota, Colorado, Utah and Oklahoma. The aggregate purchase price for the acquisition was approximately $314.7 million, which consisted of assets acquired of $340.8 million and liabilities assumed of $26.1 million. The aggregate purchase price includes $3.4 million of costs incurred to acquire the production services business from WEDGE. We financed the acquisition with approximately $3.2 million of cash on hand and $311.5 million of debt incurred under our senior secured revolving credit facility described below in Note 3 “Long-term Debt”.

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

Pro Forma Nine Months Ended September 30, 2008
Total revenues	$463,840
Net earnings	$55,539
Earnings per common share
Basic	$1.12
Diluted	$1.10

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

3. Long-term Debt

Long-term debt as of September 30, 2009 consists of the following (amounts in thousands):

Senior secured credit facility	$257,500
Subordinated notes payable	4,587
Other	265

262,352
Less current portion	(2,093)

$260,259

Senior Secured Revolving Credit Facility

On February 29, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A. and a syndicate of lenders (the “Initial Credit Agreement”). On October 5, 2009, we entered into a First Amendment to the Initial Credit Agreement (the “Amended Credit Agreement”).

Initial Credit Agreement – The Initial Credit Agreement provided for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $400 million, all of which would have matured on February 28, 2013. The Initial Credit Agreement contained customary mandatory prepayments in respect of asset dispositions, debt incurrences and equity issuances which prepayments were applied to reduce outstanding revolving and swing-line loans and letter of credit exposure without a permanent reduction of commitments. Our obligations under the Initial Credit Agreement were secured by substantially all of our domestic assets (excluding any equity interests in, and any assets of, Pioneer Global Holdings, Inc. and its subsidiaries, which are the entities that comprise our international operations) and were guaranteed by certain of our domestic subsidiaries (excluding Pioneer Global Holdings, Inc.). Borrowings under the Initial Credit Agreement bore interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin was determined based upon our leverage ratio in accordance with a pricing grid in the Initial Credit Agreement. The per annum margin for LIBOR rate borrowings ranged from 1.50% to 2.50% and the per annum margin for bank prime rate borrowings ranged from 0.50% to 1.50%. The LIBOR margin and bank prime rate margin in effect at September 30, 2009 were 2.00% and 1.00%, respectively. A commitment fee was due quarterly based on the average daily unused amount of the commitments of the lenders under the Initial Credit Agreement. In addition, a fronting fee was due for each letter of credit issued and a quarterly letter of credit fee was due based on the average undrawn amount of letters of credit outstanding during such period. Borrowings under the Initial Credit Agreement were used to fund the WEDGE acquisition and were available for acquisitions, working capital and other general corporate purposes.

Amended Credit Agreement—Effective October 5, 2009, our Amended Credit Agreement provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $325 million, all of which mature on August 31, 2012. The Amended Credit Agreement contains customary mandatory prepayments in respect of asset dispositions, debt incurrences and equity issuances, and commencing with the fiscal year ending December 31, 2009, if the senior consolidated leverage ratio is greater than 2.50 to 1.00 at the end of any fiscal year, the Amended Credit Agreement requires mandatory prepayments equal to 50% of our excess cash flows. Borrowings and commitments under the Amended Credit Agreement will be reduced concurrently with the application of certain mandatory prepayments by the amount of such mandatory prepayment. The aggregate availability under the Amended Credit Agreement shall in no event be required to be reduced to less than $200,000,000 as a result of such mandatory prepayments. Our obligations under the Amended Credit Agreement are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Amended Credit Agreement bear interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin is determined based upon our leverage ratio in accordance with a pricing grid in the Amended Credit Agreement. The per annum margin for LIBOR rate borrowings ranges from 3.50% to 6.00% and the per annum margin for bank prime rate borrowings ranges from 2.50% to 5.00%. The LIBOR margin and bank prime rate margin in effect at October 23, 2009 are 3.5% and 2.5%, respectively. A commitment fee is due quarterly based on the average daily unused amount of the commitments of the lenders under the Amended Credit Agreement. In addition, a fronting fee is due for each letter of credit issued and a quarterly letter of credit fee is due based on the average undrawn amount of letters of credit outstanding during such period. Borrowings under the Amended Credit Agreement are available for acquisitions, working capital and other general corporate purposes.

The financial covenants contained in our Initial Credit Agreement and Amended Credit Agreement include the following:

•	A maximum total consolidated leverage ratio that cannot exceed:

•	2.75 to 1.00 as of the end of the fiscal quarter ended September 30, 2009;

•	4.25 to 1.00 as of the end of the fiscal quarter ending December 31, 2009;

•	5.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2010 through June 30, 2011;

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	4.00 to 1.00 as of the end of any fiscal quarter ending June 30, 2012 and thereafter.

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed:

•	4.25 to 1.00 as of the end of the fiscal quarter ending December 31, 2009;

•	5.00 to 1.00 as of the end of the fiscal quarters ending March 31, 2010 and June 30, 2010;

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2010;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2010;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2011;

•	4.00 to 1.00 as of the end of the fiscal quarter ending June 30, 2011;

•	3.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	3.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	3.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	3.00 to 1.00 as of the end of any fiscal quarter ended June 30, 2012 and thereafter.

•	A minimum interest coverage ratio that cannot be less than:

•	3.00 to 1.00 as of the end of the fiscal quarters ending September 30, 2009 and December 31, 2009;

•	2.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2010 through December 31, 2011; and

•	3.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2012 and thereafter.

•

If our senior consolidated leverage ratio is greater than 2.25 to 1.00 at the end of any fiscal quarter, a minimum asset coverage ratio that cannot be less than 1.25 to 1.00 for the quarter ended September 30, 2009 (as provided in our Initial Credit Agreement) and a minimum asset coverage ratio that cannot be less than 1.00 to 1.00 for any fiscal quarter ending on or before December 31, 2011, and 1.10 to 1.00 for any fiscal quarter ending March 31, 2012 and thereafter (as provided in the Amended Credit Agreement). If our senior consolidated leverage ratio is greater than 2.25 to 1.00 and our asset coverage ratio is less than 1.00 to 1.00, then borrowings outstanding under the Amended Credit Agreement will be limited to the sum of 80% of eligible accounts receivable, 80% of the orderly liquidation value of eligible equipment and 40% of the net book value of certain other fixed assets.

The Amended Credit Agreement restricts capital expenditures unless (a) after giving effect to such capital expenditure, no event of default would exist under the Amended Credit Agreement and availability under the Amended Credit Agreement would be equal to or greater than $25 million and (b) if the senior consolidated leverage ratio as of the last day of the most recent reported fiscal quarter was equal to or greater than 2.50 to 1.00, such capital expenditure would not cause the sum of all capital expenditures to exceed:

•	$52 million for the second half of fiscal year 2009;

•	$65 million for fiscal year 2010; and

•	$80 million for each fiscal year thereafter.

The capital expenditure thresholds for each period noted above may be increased by:

•	the first $25 million of any aggregate equity issuance proceeds received during such period and 25% of any equity issuance proceeds received in excess of $25 million during such period; and

•	25% of any debt incurrence proceeds received during such period.

In addition, any unused portion of the capital expenditure threshold up to $30 million can be carried over from the immediate preceding fiscal year.

At September 30, 2009, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 2.32 to 1.00, our interest coverage ratio was 13.08 to 1.00 and our asset coverage ratio was 1.39 to 1.00. The senior consolidated leverage ratio was not a part of our Initial Credit Agreement so it was not applicable at September 30, 2009. The Amended Credit Agreement has additional restrictive covenants that, among other things, limit the incurrence of additional debt, investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the Amended Credit Agreement contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.

Subordinated Notes Payable and Other

In addition to amounts outstanding under the senior secured revolving credit facility, long-term debt includes subordinated notes payable to certain employees that are former shareholders of the production services businesses that were acquired by WEDGE prior to our acquisition of WEDGE on March 1, 2008, a subordinated note payable to an employee that is a former shareholder of Competition, two subordinated notes payable to certain employees that are former shareholders of Paltec, Inc. and Pettus Well Service. These subordinated notes payable have interest rates ranging from 5.4% to 14%, require quarterly or annual payments of principal and interest and have final maturity dates ranging from November 2010 to March 2013. The aggregate outstanding balance of these subordinated notes payable was $4.6 million as of September 30, 2009.

Other debt represents financing arrangements for computer software with an outstanding balance of $0.3 million at September 30, 2009.

Fair Value Measurement

The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis based on observable inputs for similar types of debt instruments represents level 2 inputs as defined by ASC Topic 820 (formerly SFAS No. 157). The following table presents the supplemental fair value information about long-term debt at September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$262,352	$252,067	$279,413	$250,943

4. Commitments and Contingencies

In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $27.2 million relating to our performance under these bonds.

On July 9, 2009, we reached a settlement in a wrongful death lawsuit filed against our Drilling Services Division in 2008. We agreed to pay the family of the deceased $16.0 million, all but $1.0 million of which will be covered by our insurance carriers. The $1.0 million of settlement costs, which were paid by us, are included in our Drilling Service Division’s operating costs for the nine months ended September 30, 2009. Our insurance carriers have paid $1.0 million as of September 30, 2009 and will pay the remainder of the settlement obligation to the family of the deceased in installments from October 2009 through December 2009. The settlement costs that are payable by our insurance carriers are reflected on our condensed consolidated balance sheet at September 30, 2009 as $14.0 million of “accrued expenses – insurance claims and settlements” with an offsetting $14.0 million reflected as “receivables—insurance recoveries.”

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

5. Earnings (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings (loss) per share and diluted earnings (loss) per share computations (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic
Net earnings (loss)	$(9,190)	$24,194	$(14,831)	$55,158

Weighted average shares	49,845	49,791	49,831	49,780

Earnings (loss) per share	$(0.18)	$0.49	$(0.30)	$1.11

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Diluted
Net earnings (loss)	$(9,190)	$24,194	$(14,831)	$55,158

Weighted average shares:
Outstanding	49,845	49,791	49,831	49,780
Diluted effect of stock options	—	658	—	646

	49,845	50,449	49,831	50,426

Earnings (loss) per share	$(0.18)	$0.48	$(0.30)	$1.09

Outstanding stock options and restricted common stock awards representing 254,115 and 188,313 shares of common stock were excluded from the diluted loss per share calculations for the three and nine month periods ended September 30, 2009, respectively, because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

6. Equity Transactions

Employees, former employees and directors did not exercise any stock options during the nine months ended September 30, 2009. Employees and former employees exercised stock options for the purchase of 143,054 shares of common stock during the nine months ended September 30, 2008 at prices ranging from $3.70 to $10.31 per share.

Employees and directors were awarded 326,748 shares of restricted common stock with a weighted-average grant date price of $4.23 during the nine months ended September 30, 2009 and 178,261 shares of restricted common stock with a weighted-average of $17.07 for the nine months ended September 30, 2008.

7. Segment Information

At September 30, 2009, we had two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance. Prior to our acquisitions of the production services businesses from WEDGE and Competition on March 1, 2008, all our operations related to the Drilling Services Division and we reported these operations in a single operating segment. The acquisitions of the production services businesses from WEDGE and Competition resulted in the formation of our Production Services Division. See Note 2 “Acquisitions” above for further information.

Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs that are assigned to the following regions:

Drilling Division Locations	Rig Count

South Texas	17
East Texas	21
North Dakota	7
North Texas	4
Utah	6
Oklahoma	6
Appalachia	3
Colombia / International	7

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

The following tables set forth certain financial information for our two operating segments and corporate for the three months ended September 30, 2009 and 2008 (amounts in thousands):

	As of and for the Three Months Ended September 30, 2009
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$540,413	$228,832	$29,748	$798,993

Revenues	$48,084	$26,282	$—	$74,366
Operating costs	35,315	16,638	—	51,953

Segment margin	$12,769	$9,644	$—	$22,413

Depreciation and amortization	$20,649	$5,929	$374	$26,952
Capital expenditures	$16,876	$2,298	$67	$19,241

	As of and for the Three Months Ended September 30, 2008
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$545,863	$388,687	$25,526	$960,076

Revenues	$124,297	$49,948	$—	$174,245
Operating costs	70,342	25,025	—	95,367

Segment margin	$53,955	$24,923	$—	$78,878

Depreciation and amortization	$16,754	$7,368	$103	$24,225
Capital expenditures	$29,560	$16,893	$918	$47,371

The following tables set forth certain financial information for our two operating segments and corporate for the nine months ended September 30, 2009 and 2008 (amounts in thousands):

	As of and for the Nine Months Ended September 30, 2009
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$540,413	$228,832	$29,748	$798,993

Revenues	$165,170	$79,156	$—	$244,326
Operating costs	107,880	50,260	—	158,140

Segment margin	$57,290	$28,896	$—	$86,186

Depreciation and amortization	$59,774	$17,556	$1,137	$78,467
Capital expenditures	$53,867	$9,929	$665	$64,461

	As of and for the Nine Months Ended September 30, 2008
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$545,863	$388,687	$25,526	$960,076

Revenues	$333,587	$106,602	$—	$440,189
Operating costs	198,115	53,871	—	251,986

Segment margin	$135,472	$52,731	$—	$188,203

Depreciation and amortization	$48,900	$12,739	$285	$61,924
Capital expenditures	$72,673	$26,875	$1,228	$100,776

The following table reconciles the segment profits reported above to income from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment margin	$22,413	$78,878	$86,186	$188,203
Depreciation and amortization	(26,952)	(24,225)	(78,467)	(61,924)
Selling, general and administrative	(8,892)	(12,840)	(27,870)	(32,712)
Bad debt recovery (expense)	1,409	260	1,713	216

Income (loss) from operations	$(12,022)	$42,073	$(18,438)	$93,783

The following table sets forth certain financial information for our international operations in Colombia which is included in our Drilling Services Division (amounts in thousands):

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2009	2008	2009	2008
Identifiable assets	$113,605	$110,513	$113,605	$110,513

Revenues	$14,525	$13,813	$39,321	$33,539

8. Subsequent Event

At December 31, 2008, we established an allowance for doubtful accounts of $1.3 million relating to a customer’s past due account receivable balance based on our best estimate of credit losses. The customer has sold certain assets, and on October 29, 2009, we received payment in full of the past due account receivable balance. We recorded the associated bad debt recovery in the quarter ended September 30, 2009.

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

Company Overview

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout the United States and internationally in Colombia. Our company was incorporated in 1979 as the successor to a business that had been operating since 1968. Our business has grown through acquisitions and through organic growth. Over the last 10 years, we have significantly expanded our drilling rig fleet by adding 35 rigs through acquisitions and by adding 31 rigs through the construction of rigs from new and used components. On March 1, 2008, we significantly expanded our service offerings when we acquired the production services businesses of WEDGE Group Incorporated (“WEDGE”) for $314.7 million and Prairie Investors d/b/a Competition Wireline (“Competition”) for $30.0 million which provide well services, wireline services and fishing and rental services. We funded the WEDGE acquisition primarily with $311.5 million of borrowings under our secured revolving credit facility. As of October 23, 2009, the senior secured revolving credit facility had an outstanding balance of $257.5 million, all of which matures in August 2012. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life at a well site and enable us to meet multiple needs of our customers.

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

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	17
East Texas	21
North Dakota	7
North Texas	4
Utah	6
Oklahoma	6
Appalachia	3
Colombia / International	7

As of October 23, 2009, 27 drilling rigs are operating under drilling contracts, one of which is earning revenues through early termination fees on its contract with a term that expires in December 2009. We have 38 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs both domestically and internationally in Latin America. During the second quarter of 2009, we established our Appalachian drilling division and now have three drilling rigs operating in the Marcellus Shale region. We have five drilling rigs located in Colombia that are operating under drilling contracts and we are marketing two additional drilling rigs for international expansion in Latin America. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.

•

Production Services Division—Our Production Services Division provides a broad range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas companies. The primary productions services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our fleet of 74 workover rigs in seven division locations to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have a premium workover rig fleet consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs, and one 400 horsepower rig. As of October 23, 2009, 65 workover rigs have crews assigned and are either operating or are being actively marketed. The remaining nine workover rigs in our fleet are idle with no crews assigned.

•

Wireline Services. In order for oil and gas companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of 61 truck mounted wireline units in 19 division locations to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs.

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

Demand for oilfield services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected levels of oil and natural gas prices. From 2004 through 2008, domestic exploration and production spending increased as oil and natural gas prices increased. In response to the significant decline in oil and natural gas prices and the deteriorating global economic environment in late 2008, exploration and production companies announced cuts in their exploration budgets for 2009. These reductions in oil and gas exploration budgets resulted in a reduction in our rig utilization and revenue rates on new contracts during the nine months ended September 30, 2009. Rig utilization and revenue rates are expected to remain at depressed levels for the remainder of 2009. In addition, we may experience a shift to more turnkey and footage drilling contracts from daywork drilling contracts. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A—“Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

On October 23, 2009 the spot price for West Texas Intermediate crude oil was $80.05, the spot price for Henry Hub natural gas was $4.89 and the Baker Hughes land rig count was 1,003, a 46% decrease from 1,867 on October 24, 2008. The table below presents average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic workover rig count for the nine months ended September 30, 2009, and each of the previous five years ended September 30, 2009:

	Nine Months Ended September 30,	Years ended September 30,
	2009	2009	2008	2007	2006	2005
Oil (West Texas Intermediate)	$57.29	$57.38	$108.31	$64.87	$66.19	$53.72

Natural Gas (Henry Hub)	$3.77	$4.39	$8.96	$6.85	$7.97	$7.36

U.S. Land Rig Count	1,029	1,226	1,764	1,646	1,479	1,203

U.S. Workover Rig Count	1,777	1,965	2,499	2,383	2,334	2,172

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

Strategy

In past years, our strategy was to become a premier land drilling company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet that operates in active drilling markets in the United States. Our long-term strategy is to maintain and leverage our position as a leading land drilling company and evolve into a premier multi-service, international oilfield services provider. The key elements of this long-term strategy include:

•

Expand our Operations into International Markets—In early 2007, we announced our intention to expand internationally and began negotiating drilling contracts in Colombia. We currently have five drilling rigs located in Colombia that are operating under drilling contracts and we are marketing two additional drilling rigs for international expansion in Latin America.

•

Pursue Opportunities into Other Oilfield Services—We strive to mitigate the cyclical risk in oilfield services by complementing our drilling services with certain production services. Effective March 1, 2008, we acquired the production services businesses of WEDGE and Competition which provide well services, wireline services and fishing and rental services. We now have a fleet of 74 workover rigs, 61 wireline units and approximately $15 million of fishing and rental tools equipment that operate out of facilities in Texas, Kansas, North Dakota, Colorado, Utah, Montana, Pennsylvania, Louisiana and Oklahoma. We expanded our Production Services Division with the acquisitions of Paltec, Inc. (Paltec) in August 2008 and Pettus Well Service (Pettus) in October 2008, both operating in Texas.

•

Continue Growth with Select Capital Deployment—We intend to continue growing our business by making selective acquisitions, continuing new-build programs and / or upgrading our existing assets. Our capital investment decisions are determined by strategic fit and an analysis of the projected return on capital employed on each of those alternatives. During the second quarter of 2009, we established our Appalachian drilling division and now have three drilling rigs operating in the Marcellus Shale region. We completed construction of a 2000 horsepower drilling rig that began operations in June 2009 in our North Dakota drilling division under a contract with a three year term. In addition, we opened four new wireline locations in 2009 and we took delivery of two new wireline units during the first quarter of 2009.

With the declines in oil and natural gas prices due to the deteriorating global economic environment since late 2008 and the reductions in our rig utilization and revenue rates on new contracts in 2009, our near-term strategy is focused on maintaining adequate liquidity. Management has initiated certain cost reduction measures including workforce and wage rate reductions that will reduce operating expenses during the downturn in the industry cycle. Budgeted capital expenditures for 2009 represent routine capital expenditures necessary to keep our equipment in safe and efficient working order and discretionary capital expenditures of new equipment or upgrades of existing equipment when necessary to obtain new contracts. In addition, our marketing initiatives are focused on identifying regional opportunities and evaluating more turnkey drilling contract opportunities. We believe this near-term strategy will position us to take advantage of business opportunities and continue our long-term growth strategy.

Liquidity and Capital Resources

Sources of Capital Resources

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $53.3 million as of September 30, 2009); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility which has borrowing availability of $56.0 million as of October 23, 2009. On February 29, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A. and a syndicate of lenders (the “Initial Credit Agreement”). On October 5, 2009, we entered into a First Amendment to the Initial Credit Agreement (the “Amended Credit Agreement”). There are no limitations on our ability to access the full borrowing availability under the senior secured revolving credit facility other than maintaining compliance with the covenants in the Amended Credit Agreement. Additional information regarding these covenants is provided in the Debt Requirements section below. Our principal liquidity requirements have been for working capital needs, capital expenditures and acquisitions. In addition, when appropriate, we may consider equity or debt offerings to meet our liquidity needs.

Initial Credit Agreement—The Initial Credit Agreement provided for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $400 million, all of which would have matured on February 28, 2013. The Initial Credit Agreement contained customary mandatory prepayments in respect of asset dispositions, debt incurrences and equity issuances which prepayments were applied to reduce outstanding revolving and swing-line loans and letter of credit exposure without a permanent reduction of commitments. Our obligations under the Initial Credit Agreement were secured by substantially all of our domestic assets (excluding any equity interests in, and any assets of, Pioneer Global Holdings, Inc. and its subsidiaries which are the entities that comprise our international operations) and were guaranteed by certain of our domestic subsidiaries (excluding Pioneer Global Holdings, Inc.). Borrowings under the Initial Credit Agreement bore interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin was determined based upon our leverage ratio in accordance with a pricing grid in the Initial Credit Agreement. The per annum margin for LIBOR rate borrowings ranged from 1.50% to 2.50% and the per annum margin for bank prime rate borrowings ranged from 0.50% to 1.50%. The LIBOR margin and bank prime rate margin in effect at September 30, 2009 were 2.00% and 1.00%, respectively. A commitment fee was due quarterly based on the average daily unused amount of the commitments of the lenders under the Initial Credit Agreement. In addition, a fronting fee was due for each letter of credit issued and a quarterly letter of credit fee was due based on the average undrawn amount of letters of credit outstanding during such period. Borrowings under the Initial Credit Agreement were used to fund the WEDGE acquisition and were available for acquisitions, working capital and other general corporate purposes.

Amended Credit Agreement—Effective October 5, 2009, our Amended Credit Agreement provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $325 million, all of which mature on August 31, 2012. The Amended Credit Agreement contains customary mandatory prepayments in respect of asset dispositions, debt incurrences and equity issuances, and commencing with the fiscal year ending December 31, 2009, if the senior consolidated leverage ratio is greater than 2.50 to 1.00 at the end of any fiscal year, the Amended Credit Agreement requires mandatory prepayments equal to 50% of our excess cash flows. Borrowings and commitments under the Amended Credit

Agreement will be reduced concurrently with the application of certain mandatory prepayments by the amount of such mandatory prepayment. The aggregate availability under the Amended Credit Agreement shall in no event be required to be reduced to less than $200,000,000 as a result of such mandatory prepayments. Our obligations under the Amended Credit Agreement are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Amended Credit Agreement bear interest, at our option, at the bank prime rate or at the LIBOR rate, plus an applicable per annum margin in each case. The applicable per annum margin is determined based upon our leverage ratio in accordance with a pricing grid in the Amended Credit Agreement. The per annum margin for LIBOR rate borrowings ranges from 3.50% to 6.00% and the per annum margin for bank prime rate borrowings ranges from 2.50% to 5.00%. The LIBOR margin and bank prime rate margin in effect at October 23, 2009 are 3.5% and 2.5%, respectively. A commitment fee is due quarterly based on the average daily unused amount of the commitments of the lenders under the Amended Credit Agreement. In addition, a fronting fee is due for each letter of credit issued and a quarterly letter of credit fee is due based on the average undrawn amount of letters of credit outstanding during such period. Borrowings under the Amended Credit Agreement are available for acquisitions, working capital and other general corporate purposes. Additional information regarding capital expenditure restrictions under the Amended Credit Agreement is provided in the Debt Requirements section below.

At September 30, 2009, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPS without loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPS prior to recovery, since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at September 30, 2009 was $12.7 million compared with a par value of $15.9 million. The $3.2 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary or is judged to be attributable to credit losses. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of September 30, 2009 because of our inability to determine the recovery period of our investments.

Uses of Capital Resources

For the nine months ended September 30, 2009, we had $64.5 million of additions to our property and equipment. For the remainder of fiscal year 2009, our budgeted capital expenditures are approximately $35.0 million, comprised of new rig and equipment expenditures of approximately $1.5 million, routine capital expenditures of approximately $12.0 million, and non-routine capital expenditures of approximately $21.5 million. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements and availability under our senior secured revolving credit facility. In addition, when appropriate, we may consider equity or debt offerings to meet our liquidity needs. Based on our near-term strategy to maintain adequate liquidity, budgeted capital expenditures for 2009 represent routine capital expenditures necessary to keep our equipment in safe and efficient working order and discretionary capital expenditures of new equipment or upgrades of existing equipment when necessary to obtain new contracts.

Working Capital

Our working capital was $73.0 million at September 30, 2009, compared to $64.4 million at December 31, 2008. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.1 at September 30, 2009 compared to 1.8 at December 31, 2008.

Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.

The changes in the components of our working capital were as follows:

	September 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$53,305	$26,821	$26,484
Receivables
Trade, net	31,293	76,176	(44,883)
Insurance recoveries	18,363	5,951	12,412
Income taxes	11,164	5,034	6,130
Unbilled	10,008	12,262	(2,254)
Deferred income taxes	4,336	6,270	(1,934)
Inventory	4,855	3,874	981
Prepaid expenses and other current	3,250	8,902	(5,652)

Current assets	136,574	145,290	(8,716)

Accounts payable	16,680	21,830	(5,150)
Current portion of long-term debt	2,093	17,298	(15,205)
Prepaid drilling contracts	—	1,171	(1,171)
Accrued expenses:
Payroll and related employee costs	7,517	13,592	(6,075)
Insurance premiums and deductibles	10,178	11,569	(1,391)
Insurance claims and settlements	18,363	5,951	12,412
Other	8,721	9,507	(786)

Current liabilities	63,552	80,918	(17,366)

Working capital	$73,022	$64,372	$8,650

The increase in cash and cash equivalents was primarily due to cash provided by operations of $110.3 million offset by $67.1 million of property and equipment expenditures and $17.1 million of debt payments.

The decreases in our trade receivables and unbilled revenues as of September 30, 2009 as compared to December 31, 2008 were primarily due to the decrease in revenues of $96.3 million, or 56%, for the quarter ended September 30, 2009 as compared to the quarter ended December 31, 2008.

The increases in both our receivables—insurance recoveries and accrued expenses—insurance claims and settlements as of September 30, 2009 as compared to December 31, 2008 are primarily due to lawsuit settlement costs that are payable by our insurance carriers. We settled a lawsuit in July 2009 for $16.0 million, all but $1.0 million of which will be covered by our insurance carriers. As of September 30, 2009, we have paid $1.0 million and our insurance carriers have paid another $1.0 million of the lawsuit settlement obligation. Our insurance carriers will pay the remaining $14.0 million of the settlement obligation in installments from October 2009 through December 2009. These settlement costs are reflected on our condensed consolidated balance sheet at September 30, 2009 as $14.0 million of accrued expenses – insurance claims and settlements with an offsetting $14.0 million reflected as receivables—insurance recoveries.

The increase in our income taxes receivable as of September 30, 2009 as compared to December 31, 2008 is primarily due to net operating losses realized during 2009.

The decrease in prepaid expenses and other current assets at September 30, 2009 as compared to December 31, 2008 is primarily due to a decrease in prepaid insurance. We renew and prepay most of our insurance premiums in late October of each year and some in April of each year. As of September 30, 2009, we had amortization of eleven of these October insurance premiums, as compared to two months of amortization as of December 31, 2008. In addition, prepaid expenses and other current assets decreased by $0.9 million relating to funds held in a trust account that were distributed to our former Chief Financial Officer on March 3, 2009 in accordance with the terms of the severance agreement.

The decrease in accounts payable at September 30, 2009 as compared to December 31, 2008 is due to the decline in demand for drilling, workover, wireline and fishing and rental services during the quarter ended September 30, 2009 as compared to the quarter ended December 31, 2008, which resulted in decreased purchases from vendors.

The outstanding balance under our senior secured credit facility is not due until maturity on August 31, 2012. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity. The current portion of long-term debt at December 31, 2008 included principal payments of $15 million that were made after December 31, 2008 to reduce the outstanding balance of our senior secured revolving credit facility. We have not made any principal payments to reduce the outstanding balance of our senior secured revolving credit facility after September 30, 2009. Therefore, no portion of the outstanding balance of our senior secured revolving credit facility is included in the current portion of long-term debt at September 30, 2009. The current portion of long-term debt at September 30, 2009 relates to $2.1 million of debt payments under our subordinated notes payable and other debt that are due within the next year.

Prepaid drilling contracts represent amounts billed for mobilization revenues in excess of revenue recognized for certain drilling contracts in Colombia. Mobilization billings, and costs incurred for the mobilization, are deferred and recognized over the term of the related drilling contracts. As of September 30, 2009, the initial terms of these drilling contracts had concluded and all associated mobilization revenues had been recognized.

The decrease in accrued payroll and related employee costs was primarily due to a decrease of $3.6 million in accrued employee bonuses as of September 30, 2009, as compared to December 31, 2008. Annual employee bonuses for the year ended December 31, 2008 were paid in early March 2009. The remaining portion of the decrease in accrued payroll and related employee costs is primarily due to workforce reductions that occurred during the nine months ended September 30, 2009.

The decrease in accrued expenses – insurance premiums and deductibles at September 30, 2009 as compared to December 31, 2008 is due to the declines in our Drilling Services and Production Services utilization and the resulting reduced workforce during the quarter ended September 30, 2009 as compared to the quarter ended December 31, 2008. The reduction in our workforce lead to fewer workers compensation claims which reduced our obligations for the deductibles under these insurance policies.

The decrease in accrued expenses – other at September 30, 2009 as compared to December 31, 2008 is primarily due to decreases in professional fee accruals and property tax accruals. We accrue property taxes throughout the year and make most of our required property tax payments in January.

Long-Term Debt

Long-term debt as of September 30, 2009 consists of the following (amounts in thousands):

Senior secured credit facility	$257,500
Subordinated notes payable	4,587
Other	265

262,352
Less current portion	(2,093)

$260,259

Contractual Obligations

The following table includes all our contractual obligations of the types specified below at September 30, 2009 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$262,352	$2,093	$259,609	$650	$—
Interest on long-term debt	28,917	10,038	18,834	45	—
Purchase obligations	15,973	15,973	—	—	—
Operating leases	6,493	2,042	2,908	1,531	12
Restricted cash obligation	2,600	650	1,300	650	—
Other	100	100	—	—	—

Total	$316,435	$30,896	$282,651	$2,876	$12

Long-term debt consists of $257.5 million outstanding under our senior secured credit facility, $4.6 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses and other debt of $0.3 million. The outstanding balance under our senior secured credit facility is not due until maturity on August 31, 2012 as provided in the Amended Credit Agreement. We may make principal payments to reduce the outstanding debt balance prior to maturity when cash and working capital is sufficient.

Interest payment obligations on our senior secured credit facility are estimated based on interest rates that are in effect on October 23, 2009 and the remaining principal balance of $257.5 million to be paid at maturity in August 2012. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 5.4% to 14%, with quarterly payments of principal and interest and final maturity dates ranging from November 2010 to March 2013.

Purchase obligations primarily relate to drilling rig and well servicing rig upgrades, acquisitions or new construction.

Operating leases consist of lease agreements with terms in excess of one year for office space, operating facilities, equipment and personal property.

As of September 30, 2009, we had restricted cash in the amount of $2.6 million held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $0.7 million payable over a five year term from the escrow account.

Debt Requirements

The financial covenants contained in our Initial Credit Agreement and Amended Credit Agreement include the following:

•	A maximum total consolidated leverage ratio that cannot exceed:

•	2.75 to 1.00 as of the end of the fiscal quarter ended September 30, 2009;

•	4.25 to 1.00 as of the end of the fiscal quarter ending December 31, 2009;

•	5.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2010 through June 30, 2011;

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	4.00 to 1.00 as of the end of any fiscal quarter ending June 30, 2012 and thereafter.

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed:

•	4.25 to 1.00 as of the end of the fiscal quarter ending December 31, 2009;

•	5.00 to 1.00 as of the end of the fiscal quarters ending March 31, 2010 and June 30, 2010;

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2010;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2010;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2011;

•	4.00 to 1.00 as of the end of the fiscal quarter ending June 30, 2011;

•	3.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	3.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	3.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	3.00 to 1.00 as of the end of any fiscal quarter ended June 30, 2012 and thereafter.

•	A minimum interest coverage ratio that cannot be less than:

•	3.00 to 1.00 as of the end of the fiscal quarters ending September 30, 2009 and December 31, 2009;

•	2.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2010 through December 31, 2011; and

•	3.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2012 and thereafter.

•

If our senior consolidated leverage ratio is greater than 2.25 to 1.00 at the end of any fiscal quarter, a minimum asset coverage ratio that cannot be less than 1.25 to 1.00 for the quarter ended September 30, 2009 (as provided in our Initial Credit Agreement) and a minimum asset coverage ratio that cannot be less than 1.00 to 1.00 for any fiscal quarter ending on or before December 31, 2011, and 1.10 to 1.00 for any fiscal quarter ending March 31, 2012 and thereafter (as provided in the Amended Credit Agreement). If our senior consolidated leverage ratio is greater than 2.25 to 1.00 and our asset coverage ratio is less than 1.00 to 1.00, then borrowings outstanding under the Amended Credit Agreement will be limited to the sum of 80% of eligible accounts receivable, 80% of the orderly liquidation value of eligible equipment and 40% of the net book value of certain other fixed assets.

The Amended Credit Agreement restricts capital expenditures unless (a) after giving effect to such capital expenditure, no event of default would exist under the Amended Credit Agreement and availability under the Amended Credit Agreement would be equal to or greater than $25 million and (b) if the senior consolidated leverage ratio as of the last day of the most recent reported fiscal quarter was equal to or greater than 2.50 to 1.00, such capital expenditure would not cause the sum of all capital expenditures to exceed:

•	$52 million for the second half of fiscal year 2009;

•	$65 million for fiscal year 2010; and

•	$80 million for each fiscal year thereafter.

The capital expenditure thresholds for each period noted above may be increased by:

•	the first $25 million of any aggregate equity issuance proceeds received during such period and 25% of any equity issuance proceeds received in excess of $25 million during such period; and

•	25% of any debt incurrence proceeds received during such period.

In addition, any unused portion of the capital expenditure threshold up to $30 million can be carried over from the immediate preceding fiscal year.

At September 30, 2009, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 2.32 to 1.00, our interest coverage ratio was 13.08 to 1.00 and our asset coverage ratio was 1.39 to 1.00. The senior consolidated leverage ratio was not a part of our Initial Credit Agreement so it was not applicable at September 30, 2009. The Amended Credit Agreement has additional restrictive covenants that, among other things, limit the incurrence of additional debt, investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the Amended Credit Agreement contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.

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

Statement of Operations Analysis

The following table provides information for our operations for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue days information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Drilling Services Division:
Revenues	$48,084	$124,297	$165,170	$333,587
Operating costs	35,315	70,342	107,880	198,115

Drilling Services Division margin	$12,769	$53,955	$57,290	$135,472

Average number of drilling rigs	71.0	67.7	70.6	67.1
Utilization rate	35%	96%	41%	90%
Revenue days	2,271	6,017	7,805	16,528

Average revenues per day	$21,173	$20,658	$21,162	$20,183
Average operating costs per day	15,550	11,691	13,822	11,987

Drilling Services Division margin per day	$5,623	$8,967	$7,340	$8,196

Production Services Division:
Revenues	$26,282	$49,948	$79,156	$106,602
Operating costs	16,638	25,025	50,260	53,871

Production Services Division margin	$9,644	$24,923	$28,896	$52,731

Combined
Revenues	$74,366	$174,245	$244,326	$440,189
Operating costs	51,953	95,367	158,140	251,986

Combined margin	$22,413	$78,878	$86,186	$188,203

EBITDA	$15,152	$64,747	$60,876	$154,318

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(amounts in thousands)
Reconciliation of combined margin and
EBITDA to net (loss) earnings:

Combined margin	$22,413	$78,878	$86,186	$188,203

Selling, general and administrative	(8,892)	(12,840)	(27,870)	(32,712)
Bad debt recovery (expense)	1,409	260	1,713	216
Other (expense) income	222	(1,551)	847	(1,389)

EBITDA	15,152	64,747	60,876	154,318

Depreciation and amortization	(26,952)	(24,225)	(78,467)	(61,924)
Interest expense, net	(1,796)	(3,568)	(5,373)	(8,617)
Income tax benefit (expense)	4,406	(12,760)	8,133	(28,619)

Net (loss) earnings	$(9,190)	$24,194	$(14,831)	$55,158

Our Drilling Services Division’s revenues decreased by $76.2 million, or 61%, for the quarter ended September 30, 2009, as compared to the corresponding quarter in 2008, due to a 62% decrease in revenue days that resulted from a decline in our rig utilization rate from 96% to 35%. In contrast to the decrease in our Drilling Services Division’s revenues, our average contract drilling revenues per day increased by $515, or 2%. This increase in average drilling revenues per day is attributable to higher average drilling revenues per day for our Colombian operations which represented a larger portion of our drilling revenues for 2009 as compared to 2008. Our average drilling revenues per day for our domestic operations decreased by 8% for the quarter ended September 30, 2009, since the demand for drilling rigs has decreased during 2009 as compared to 2008. The decrease in our average drilling revenues per day for our domestic operations is less than expected because a significant portion of our domestic drilling rigs were operating or were on standby under longer-term drilling contracts that were entered into when drilling rig demand was high and revenues per day were at historically high levels.

For the nine months ended September 30, 2009, our Drilling Services Division’s revenues decreased by $168.4 million, or 50%, as compared to the corresponding period in 2008, due to a 53% decrease in revenue days that resulted from a decline in our rig utilization rate from 90% to 41%. In contrast to the decrease in our Drilling Services Division’s revenues, our average contract drilling revenues per day increased by $979, or 5%. This increase in average drilling revenues per day is attributable to higher average drilling revenues per day for our Colombian operations which represented a larger portion of our drilling revenues for 2009 as compared to 2008. Our average drilling revenues per day for our domestic operations decreased by 4% for the nine months ended September 30, 2009, since the demand for drilling rigs has decreased during 2009 as compared to 2008. The decrease in our average drilling revenues per day for our domestic operations is less than expected because a significant portion of our domestic drilling rigs were operating or were on standby under longer-term drilling contracts that were entered into when drilling rig demand was high and revenues per day were at historically high levels.

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. We completed five turnkey drilling contracts during the quarter ended September 30, 2009 as compared to two turnkey drilling contracts completed during the quarter ended September 30, 2008. The following table provides percentages of our drilling revenues by drilling contract type for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Daywork drilling contracts	74%	93%	90%	91%
Turnkey drilling contracts	26%	2%	10%	3%
Footage drilling contracts	—	5%	—	6%

Our Drilling Services Division’s operating costs declined by $35.0 million, or 50%, for the quarter ended September 30, 2009, as compared to the corresponding quarter in 2008, primarily due to a 62% decrease in revenue days that resulted from a decline in our rig utilization rate from 96% to 35%. In contrast to the decrease in our Drilling Services Division’s operating costs, our average operating costs per day increased by $3,859, or 33%, primarily due to higher average drilling costs per day for our Colombian operations which represented a larger portion of our drilling costs for 2009 as compared to 2008. In addition, average operating costs per day increased due to fixed overhead costs associated with division offices, supervisory level employees, insurance and property taxes. Since we had a significant decrease in revenue days, these fixed overhead costs result in an increase in average operating costs per revenue day.

For the nine months ended September 30, 2009, our Drilling Services Division’s operating costs declined by $90.2 million, or 46%, as compared to the corresponding period in 2008, primarily due to a 53% decrease in revenue days that resulted from a decline in our rig utilization rate from 90% to 41%. In contrast to the decrease in our Drilling Services Division’s operating costs, our average operating costs per day increased by $1,835, or 15%, primarily due to higher average drilling costs per day for our Colombian operations which represented a larger portion of our drilling costs for 2009 as compared to 2008. In addition, average operating costs per day increased due to fixed overhead costs associated with division offices, supervisory level employees, insurance and property taxes. Since we had a significant decrease in revenue days, these fixed overhead costs result in an increase in average operating costs per revenue day.

Our Production Services Division’s revenue decreased by $23.7 million, or 47%, and operating costs decreased by $8.4 million, or 34%, for the quarter ended September 30, 2009, as compared to the corresponding quarter in 2008, due to lower demand for well services, wireline services and fishing and rental services.

For the nine months ended September 30, 2009, our Production Services Division’s revenue decreased by $27.4 million, or 26%, while operating costs decreased by $3.6 million, or 7%, as compared to the corresponding nine months in 2008. Our Production Services Division experienced decreases in its revenue and operating cost due to lower demand for well services, wireline services and fishing and rental services during the nine months ended September 30, 2009, as compared to the corresponding period in 2008. This decrease in revenues and operating costs due to lower demand was partially offset by the timing impact of the WEDGE and Competition acquisitions on March 1, 2008 which created our Production Services Division. A full nine months of Production Services Division operations are reflected in the operating results for the nine months ended September 30, 2009, as compared to seven months of operating results for the corresponding period in 2008.

Our selling, general and administrative expense for the quarter ended September 30, 2009 decreased by approximately $3.9 million, or 31%, as compared to the corresponding quarter in 2008, primarily due to a $2.1 million decrease in professional and consulting expenses and a $2.0 million decrease in compensation related expenses related to bonus accrual and workforce reductions. The overall decrease in selling, general and administrative expense was partially offset by increases in insurance expenses.

For the nine months ended September 30, 2009, our selling, general and administrative expense decreased by approximately $4.8 million, or 15%, as compared to the corresponding period in 2008. Professional and consulting expenses decreased by $4.2 million and compensation related expenses decreased by $1.3 million for the nine months ended September 30, 2009, as compared to the corresponding period in 2008. The overall decrease in selling, general and administrative expense was partially offset by increases in insurance expenses and selling, general and administrative expenses relating to our Production Services Division. As noted above, a full nine months of Production Services Division operations are reflected in the results of operations for the nine months ended September 30, 2009, as compared to seven months of operating results for the nine months ended September 30, 2008.

Bad debt recovery increased for the quarter and nine month periods ended September 30, 2009 as compared to the corresponding periods in 2008 primarily due to the collection of a customer’s past due account receivable balance for which we had previously established a $1.3 million allowance for doubtful accounts in December 2008.

Our other income for the quarter ended September 30, 2009 increased by $1.8 million as compared to the corresponding quarter in 2008, primarily due to foreign currency translation gains and losses relating to our operations in Colombia. We recorded foreign currency translation gains of $43,000 for the quarter ended September 30, 2009, and foreign currency translation losses of $1.6 million for the quarter ended September 30, 2008.

For the nine months ended September 30, 2009, our other income increased by $2.2 million as compared to the corresponding period in 2008, primarily due to foreign currency translation gains and losses relating to our operations in Colombia. We recorded foreign currency translation gains of $0.3 for the nine months ended September 30, 2009, and foreign currency translation losses of $1.7 million for the nine months ended September 30, 2008.

Our depreciation and amortization expenses increased by $2.7 million, or 11%, for the quarter ended September 30, 2009, as compared to the corresponding quarter in 2008. This increase resulted primarily from the increase in the fleet size of our drilling rigs, workover rigs and wireline units. The 2009 additions to each of our fleets mostly consisted of newly constructed equipment.

For the nine months ended September 30, 2009, our depreciation and amortization expenses increased by $16.5 million, or 27%, as compared to the corresponding period in 2008. This increase resulted primarily from the increase in the fleet size of our drilling rigs, workover rigs and wireline units. The 2009 additions to each fleet consisted primarily of newly constructed equipment. The increase also related to additional depreciation and amortization expense for our new Production Services Division. As noted above, a full nine months of Production Services Division operations are reflected in the results of operations for the nine months ended September 30, 2009, as compared to seven months of operating results for the nine months ended September 30, 2008.

Our interest expense is primarily related to interest due on the amounts outstanding under our senior secured revolving credit facility. Our interest expense decreased $1.8 million for the quarter ended September 30, 2009, as compared to the corresponding quarter in 2008, and decreased $3.2 million for the nine months ended September 30, 2009, as compared to the corresponding period in 2008. These decreases are due to reductions in the amounts outstanding under our senior secured revolving credit facility and due to decreases in the LIBOR and bank prime base rates used to determine our effective borrowing rate per our Initial Credit Agreement and Amended Credit Agreement. Borrowings under the senior secured revolving credit facility were first used to fund the acquisitions of the production services businesses of WEDGE and Competition on March 1, 2008. Since operating results for the nine months ended September 30, 2009 reflect a full nine months of interest expense as compared to seven months of interest expense for the nine months ended September 30, 2008, the overall decrease in interest expense for the nine months ended September 30, 2009 is partially offset by an increase in interest expense due to the timing of these borrowings.

Our effective income tax rates for the quarter and nine months periods ended September 30, 2009 differ from the federal statutory rate in the United States of 35% primarily due to pretax income recognized in foreign jurisdictions with a lower effective tax rate, the release of valuation allowance relating to foreign net operating loss carryforwards, state income taxes and other permanent differences.

Inflation

Due to the increased rig count in each of our market areas over the past several years, availability of personnel to operate our rigs was limited. In April 2005, January 2006, May 2006 and September 2008, we raised wage rates for our drilling rig personnel by an average of 6%, 6%, 14% and 6%, respectively. We were able to pass these wage rate increases on to our customers based on contract terms. In February 2009, we reduced wage rates for drilling rig personnel to offset the wage rate increases from September 2008. In September 2009, we had additional wage rate reductions for drilling rig personnel of approximately 15%.

During the fiscal years ended December 31, 2007 and 2008, we experienced increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide demand for equipment, supplies and service. We estimate these costs increased by 10% to 15% during the fiscal years ended December 31, 2007 and 2008. We have not experienced similar cost increases during 2009 and do not expect similar cost increases during the remainder of fiscal year ending December 31, 2009.

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

Our management has determined that it is appropriate to use the percentage-of-completion method, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605 (formerly American Institute of Certified Public Accountants’ Statement of Position 81-1), to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed-on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed-on depth in breach of the applicable contract. However, in the event we were unable to drill to the agreed-on depth in breach of the contract, ultimate recovery of that value would be subject to negotiations with the customer and the possibility of litigation.

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

Long-lived Assets and Intangible Assets—We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360 (formerly SFAS No. 144). Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and workover rigs. In performing the impairment evaluation, we estimate the future undiscounted net cash flows relating to long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Division, our long-lived assets and intangible assets are grouped at the reporting unit level which is one level below the operating segment level. For our Drilling Services Division, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

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

Goodwill—Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of ASC Topic 350 (formerly SFAS No. 142). Goodwill is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Goodwill was initially recorded for our Production Services Division operating segment and was allocated to its three reporting units which are well services, wireline services and fishing and rental services. Second, if impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value.

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

Accounting estimates—We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the nine months ended September 30, 2009, we did not experience a loss on any turnkey and footage contracts completed. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had no turnkey or footage contracts in progress at September 30, 2009. Our unbilled receivables totaled $10.0 million at September 30, 2009. Of that amount accrued, $9.6 million related to the revenue recognized but not yet billed on daywork drilling contracts in progress at September 30, 2009 and $0.4 million related to unbilled receivables for our Production Services Division.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $0.3 million at September 30, 2009 and $1.6 millions at December 31, 2008.

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

As of September 30, 2009, we had foreign deferred tax assets consisting of foreign net operating losses and other tax benefits available to reduce future taxable income in a foreign jurisdiction. In assessing the realizability of our foreign deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the foreign jurisdiction in future periods. Due to declines in oil and natural gas prices and the downturn in our industry since late 2008, we anticipate drilling rig utilization and revenue rates will remain at depressed levels for the remainder of 2009. Consequently, we have a valuation allowance of $4.9 million that fully offsets our foreign deferred tax assets. The foreign net operating loss has an indefinite carryforward period. The foreign net operating loss is primarily due to the special income tax benefits permitted by the Colombian government that allows us to recover 140% of the cost of certain imported assets.

Our accrued insurance premiums and deductibles as of September 30, 2009 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.4 million and our workers’ compensation, general liability and auto liability insurance of approximately $8.9 million. We have a deductible of $125,000 per covered individual per year under the health insurance. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we do not have a deductible. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.

Recently Issued Accounting Standards

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB Statements of Financial Accounting Standards (SFAS) and other authoritative guidance issued by the American Institute of Certified Public Accountants (AICPA) and Emerging Issues Task Force (EITF). Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued new authoritative accounting guidance under FASB ASC Topic 810 (former SFAS No. 160) which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. ASC Topic 810 is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC topic 810 on January 1, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Business Combinations. On January 1, 2009, new authoritative accounting guidance became effective under ASC Topic 805 (formerly SFAS No. 141R) which applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under the previous authoritative accounting guidance (formerly SFAS No. 141) whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under ASC Topic 805, the requirements of ASC Topic 420 (formerly SFAS No. 146) relating to the accounting for costs associated with exit or disposal activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450 which provides accounting guidance for contingencies. ASC Topic 805 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

Disclosures about Derivative Instruments and Hedging Activities. On January 1, 2009, new authoritative accounting guidance became effective under ASC Topic 815 (formerly SFAS No. 161) which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in ASC Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This authoritative accounting guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not have any derivative instruments and the January 1, 2009 adoption of this new accounting guidance under ASC Topic 815 had no impact on our financial statement disclosures.

Fair Value Measurements and Disclosures. Effective for accounting periods ending after June 15, 2009, new authoritative accounting guidance under ASC Topic 820 (formerly FASB Staff Position FAS 157-4) provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on disclosure requirements. ASC Topic 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of the new authoritative accounting guidance under ASC Topic 820 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Other-than-temporary Impairments. Effective for accounting periods ending after June 15, 2009, new authoritative accounting guidance under ASC Topic 320 (formerly FASB Staff Position FAS 115-2 and 124-2) modifies the indicator of other-than-temporary impairment for debt securities. Additionally, ASC Topic 320 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that management does not intend to sell and it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The adoption of this new authoritative accounting guidance under ASC Topic 320 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Interim Disclosures about Fair Value of Financial Instruments. Effective for accounting periods ending after June 15, 2009, new authoritative accounting guidance under ASC Topic 825 (formerly FASB Staff Position FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports and applies to certain investments and long-term debt. The adoption of this new authoritative accounting guidance under ASC Topic 825 during our quarter ending June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Subsequent Events. For accounting periods ending after June 15, 2009, new authoritative accounting guidance became effective under ASC Topic 855 (formerly SFAS No. 165) which modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The adoption of ASC Topic 855 during the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations and financial condition.

Multiple Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate market risk on our variable rate debt. As of September 30, 2009, we had $257.5 million outstanding under our senior secured revolving credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $0.6 million and a decrease in net income of approximately $0.4 million during a quarterly period.

At September 30, 2009, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (“ARPSs”), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPS without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPS prior to recovery, since our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at September 30, 2009 was $12.7 million compared with a par value of $15.9 million. The $3.2 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary or is judged to be attributable to credit losses. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of September 30, 2009 because of our inability to determine the recovery period of our investments.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in litigation arising in the ordinary course of our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in management’s opinion, any such liability will not have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any unregistered sales of equity securities during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	5,174	$5.96	—	—
September 1 - September 30	—	$—	—	—

Total	5,174	$5.96	—	—

(1)	The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended September 30, 2009, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which we repurchased based on the fair market value on the date the relevant transaction occurs.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

2.1 *	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1))

2.2 *	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1))

3.1 *	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1 *	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

10.1 *	-	First Amendment to Credit Agreement, dated as of October 5, 2009, among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated October 5, 2009 (File No. 1-8182, Exhibit 10.1))

31.1 **	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 **	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 #	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2 #	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

PIONEER DRILLING COMPANY

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

Dated: November 5, 2009

Index to Exhibits

2.1 *	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1))

2.2 *	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1))

3.1 *	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2 *	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

10.1*	-	First Amendment to Credit Agreement, dated as of October 5, 2009, among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated October 5, 2009 (File No. 1-8182, Exhibit 10.1))

4.1 *	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

31.1 **	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 **	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 #	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2 #	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

* Incorporated herein by reference to the specified prior filing by Pioneer Drilling Company. ** Filed herewith # Furnished herewith