Form 10-Q
period 2010-03-31
PIONEER DRILLING CO
filed 2010-05-06
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 23, 2010 there were 54,109,246 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,979	$40,379
Receivables:
Trade, net of allowance for doubtful accounts	36,658	26,648
Insurance recoveries	7,319	5,107
Income taxes	42,693	41,126
Unbilled	22,166	8,586
Deferred income taxes	8,930	5,560
Inventory	6,663	5,535
Prepaid expenses and other current assets	7,690	6,199

Total current assets	143,098	139,140

Property and equipment, at cost	1,002,559	967,893
Less accumulated depreciation	357,393	330,871

Net property and equipment	645,166	637,022
Intangible assets, net of amortization	24,273	25,393
Other long-term assets	26,808	21,061

Total assets	$839,345	$822,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,025	$15,324
Current portion of long-term debt	11,897	4,041
Prepaid drilling contracts	2,042	408
Accrued expenses:
Payroll and related employee costs	12,085	7,740
Insurance premiums and deductibles	9,160	8,615
Insurance claims and settlements	4,595	5,042
Other	9,449	7,634

Total current liabilities	84,253	48,804
Long-term debt, less current portion	253,891	258,073
Other long-term liabilities	9,322	6,457
Deferred income taxes	83,398	87,834

Total liabilities	430,864	401,168

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 54,109,246 shares and 54,120,852 shares issued and outstanding at March 31, 2010 and
December 31, 2009, respectively	5,413	5,413
Additional paid-in capital	334,396	332,534
Treasury stock, at cost; 17,380 shares and 5,174 shares at March 31, 2010 and
December 31, 2009, respectively	(117)	(31)
Accumulated earnings	70,678	85,225
Accumulated other comprehensive loss	(1,889)	(1,693)

Total shareholders’ equity	408,481	421,448

Total liabilities and shareholders’ equity	$839,345	$822,616

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Revenues:
Drilling services	$55,817	$71,366
Production services	30,204	29,474

Total revenue	86,021	100,840

Costs and expenses:
Drilling services	45,903	44,128
Production services	19,965	18,716
Depreciation and amortization	28,871	25,446
Selling, general and administrative	11,473	10,027
Bad debt recovery	(75)	(334)

Total costs and expenses	106,137	97,983

Income (loss) from operations	(20,116)	2,857

Other (expense) income:
Interest expense	(4,094)	(1,988)
Interest income	20	84
Other	484	(515)

Total other expense	(3,590)	(2,419)

Income (loss) before income taxes	(23,706)	438
Income tax benefit (expense)	9,159	180

Net earnings (loss)	$(14,547)	$618

Earnings (loss) per common share—Basic	$(0.27)	$0.01

Earnings (loss) per common share—Diluted	$(0.27)	$0.01

Weighted average number of shares outstanding—Basic	53,717	49,824

Weighted average number of shares outstanding—Diluted	53,717	49,929

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(14,547)	$618
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	28,871	25,446
Allowance for doubtful accounts	(75)	66
Loss (gain) on dispositions of property and equipment	(772)	149
Stock-based compensation expense	1,760	1,769
Amortization of debt issuance costs and discount	417	166
Deferred income taxes	(2,307)	3,336
Change in other assets	(1,722)	595
Change in non-current liabilities	2,864	(815)
Changes in current assets and liabilities:
Receivables	(33,016)	25,919
Inventory	(1,127)	(798)
Prepaid expenses & other current assets	(1,491)	3,669
Accounts payable	8,651	(7,178)
Prepaid drilling contracts	1,634	(1,171)
Accrued expenses	6,705	(7,848)

Net cash (used in) provided by operating activities	(4,155)	43,923

Cash flows from investing activities:
Purchases of property and equipment	(25,017)	(24,830)
Proceeds from sale of property and equipment	949	169
Proceeds from insurance recoveries	—	36

Net cash used in investing activities	(24,068)	(24,625)

Cash flows from financing activities:
Debt repayments	(235,738)	(16,105)
Proceeds from issuance of debt	239,375	—
Debt issuance costs	(4,737)	—
Proceeds from exercise of options	9	—
Purchase of treasury stock	(86)	—

Net cash used in financing activities	(1,177)	(16,105)

Net increase (decrease) in cash and cash equivalents	(29,400)	3,193
Beginning cash and cash equivalents	40,379	26,821

Ending cash and cash equivalents	$10,979	$30,014

Supplementary disclosure:
Interest paid	$2,348	$2,080
Income tax (refunded) paid	$(359)	$2

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Business and Basis of Presentation

Pioneer Drilling Company and subsidiaries provide drilling and production services to our customers in select oil and natural gas exploration and production regions in the United States and Colombia. Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	16
East Texas	18
North Dakota	8
North Texas	4
Utah	5
Oklahoma	6
Appalachia	6
Colombia / International	8

As of April 23, 2010, 42 drilling rigs are mobilizing or operating under drilling contracts. We have 23 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. During the second quarter of 2009, we established our Appalachian drilling division and now have five drilling rigs operating in the Marcellus Shale region. We are currently upgrading a sixth rig that we are marketing for deployment to the Marcellus Shale region. We have eight drilling rigs under drilling contracts in Colombia, of which seven have begun drilling operations and one is mobilizing and scheduled to begin drilling operations in June 2010. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.

Our Production Services Division provides a range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs and one 400 horsepower rig. As of April 23, 2010, 71 workover rigs are operating and three workover rigs are idle with no crews assigned. We provide wireline services with a fleet of 69 wireline units and rental services with approximately $13.1 million of fishing and rental tools.

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Drilling Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of deferred taxes and our determination of depreciation and amortization expense. The condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements. We suggest that you read these condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2010, through the filing of this Form 10-Q, for inclusion as necessary.

Recently Issued Accounting Standards

Multiple Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We are still evaluating the potential impact of this new guidance on our financial position or results of operations.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of April 23, 2010, we had 20 contracts with terms of six months to three years in duration, of which eight will expire by October 23, 2010, three will expire by April 23, 2011, one will expire by October 23, 2011, and eight have a remaining term in excess of 18 months.

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

Restricted Cash

As of March 31, 2010, we had restricted cash in the amount of $2 million held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $0.7 million payable over the remaining three years from the escrow account. Restricted cash of $0.7 million and $1.3 million is recorded in other current assets and other long-term assets, respectively. The associated obligation of $0.7 million and $1.3 million is recorded in accrued expenses and other long-term liabilities, respectively.

Inventories

Inventories primarily consist of drilling rig replacement parts and supplies held for use by our Drilling Services Division’s operations and supplies held for use by our Production Services Division’s operations. Inventories are valued at the lower of cost (first in, first out or actual) or market value.

Investments

Other long-term assets include investments in tax exempt, auction rate preferred securities (ARPS). Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of March 31, 2010 because of our inability to determine the recovery period of our investments.

At March 31, 2010, we held $15.9 million (par value) of ARPSs, which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. We may not be able to access the funds we invested in our ARPSs without a loss of principal, unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPSs without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPSs prior to recovery, as our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. See Note 2 “Long-term Debt” below regarding compliance with the covenants in our credit agreement.

Our ARPSs are reported at amounts that reflect our estimate of fair value. ASC Topic 820 (formerly SFAS No. 157), provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. To estimate the fair values of our ARPSs, we used inputs defined by ASC Topic 820 as level 3 inputs which are unobservable for the asset or liability and are developed based on the best information available in the circumstances. We estimate the fair value of our ARPSs based on discounted cash flow models and secondary market comparisons of similar securities. In addition, during the quarter ended June 30, 2009, we adopted the new accounting guidance under ASC Topic 320 when we evaluated the fair value of our ARPSs and evaluated whether the fair value discount represented an other-than-temporary impairment.

Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at March 31, 2010 was $12.9 million compared with a par value of $15.9 million. The $3 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). We recorded $2.7 million of this fair value discount during the years ended December 31, 2008 and 2009, and the remaining $0.3 million was recorded during the three months ended March 31, 2010. There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive loss. Other comprehensive loss includes the change in the fair value of our ARPSs, net of tax, for the three months ended March 31, 2010 and 2009. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(14,547)	$618
Other comprehensive loss—unrealized loss on ARPS securities	(311)	(1,856)

Comprehensive income (loss)	$(14,858)	$(1,238)

Stock-based Compensation

Prior to 2010, we granted stock-based compensation in the form of stock option awards and restricted stock awards with vesting based solely on time of service conditions. In 2010, we continued to grant stock option awards with vesting based on time of service conditions and we began granting restricted stock unit awards with vesting based on time of service conditions, and in certain cases, performance conditions. We recognize compensation cost for stock option, restricted stock and restricted stock unit awards based on the grant-date fair value estimated in accordance with ASC Topic 718 (formerly SFAS No. 123R), and utilizing the graded vesting method.

Stock Options

Generally, stock option awards become exercisable over three- to five-year periods, and expire 10 years after the date of grant. Our stock-based compensation plans provide that all stock option awards must have an exercise price not less than the fair market value of our common stock on the date of grant. We issue shares of our common stock when vested stock option awards are exercised. Compensation costs of approximately $1.1 million and $0.1 million for stock options were recognized in selling, general and administrative expense and operating costs, respectively, for the three months ended March 31, 2010. Compensation costs of approximately $1.0 million and $0.3 million for stock options were recognized in selling, general and administrative expense and operating costs, respectively, for the three months ended March 31, 2009.

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Weighted average expected volatility	62%	57%
Weighted-average risk-free interest rates	2.6%	2.1%
Weighted-average expected life in years	5.65	5.50
Options granted	731,200	1,477,300
Weighted-average grant-date fair value	$5.03	$2.06

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

During the three months ended March 31, 2010, 2,300 options were exercised. There were no stock options exercised during the three months ended March 31, 2009. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows.

Restricted Stock

There were no restricted stock awards granted during the three months ended March 31, 2010. During the three months ended March 31, 2009, we granted 255,700 restricted stock awards with a weighted-average grant date price of $3.84. The restricted stock awards vest over a three-year period and the fair value of restricted stock awards is based on the closing price of our common stock on the date of the grant. Shares of our common stock are considered issued, but subject to certain restrictions, when restricted stock awards are granted. Compensation costs of approximately $0.3 million and $44,000 for restricted stock awards were recognized in selling, general and administrative expense and operating costs, respectively, for the three months ended March 31, 2010. Compensation costs of approximately $0.4 million and $0.1 million for restricted stock awards were recognized in selling, general and administrative expense and operating costs, respectively, for the three months ended March 31, 2009.

Restricted Stock Units

During the three months ended March 31, 2010, we granted restricted stock unit awards with vesting based on time of service conditions. These restricted stock unit awards vest over a three-year period and represent 72,120 shares of common stock. The fair value of these restricted stock unit awards is based on the closing price of our common stock on the date of grant.

During the three months ended March 31, 2010, we also granted restricted stock unit awards with vesting based on time of service and performance conditions. These restricted stock unit awards vest over a three-year period and represent 194,680 estimated shares of our common stock. The fair value of these restricted stock unit awards is computed based on the closing price of our common stock on the date of grant and the estimated number of shares of common stock. The estimated number of shares of common stock will be adjusted based on our actual achievement levels that are measured against predetermined performance conditions. Compensation cost ultimately recognized is equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.

The restricted stock units awarded during the three months ended March 31, 2010 represented common stock with a weighted-average grant date price of $8.86. We issue shares of our common stock when restricted stock units vest. Compensation costs of approximately $0.2 million and $22,000 for restricted common stock unit awards were recognized in selling, general and administrative expense and operating costs, respectively, for the three months ended March 31, 2010. We did not grant any restricted stock unit awards prior to 2010.

Related-Party Transactions

Our Chief Executive Officer, President of Drilling Services Division, Senior Vice President of Drilling Services Division—Marketing, and a Vice President of Drilling Services Division—Operations occasionally own a 1% to 5% working interest in oil and gas wells that we drill for one of our customers. These individuals did not own a working interest in any wells that we drilled for this customer during either of the three month periods ended March 31, 2010 and 2009.

In connection with the acquisitions of the production services businesses from WEDGE Group Incorporated (“WEDGE”) and Competition on March 1, 2008, we have leases for various operating and office facilities with entities that are owned by former WEDGE employees and Competition employees that are now employees of our company. Rent expense for each of the three months ended March 31, 2010 and 2009 was approximately $0.2 million for these related party leases. In addition, we have non-compete agreements with several former WEDGE employees that are now employees of our company. These non-compete agreements are recorded as intangible assets with a cost, net of accumulated amortization, of $0.5 million and $0.7 million as of March 31, 2010 and December 31, 2009, respectively.

We had aggregate purchases of $0.2 million and $0.1 million of goods and services during the three months ended March 31, 2010 and 2009 from four and six vendors, respectively, that are owned by company employees or family members of company employees.

Reclassifications

Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2. Long-term Debt

Long-term debt as of March 31, 2010 and December 31, 2009 consists of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Senior secured revolving credit facility	$22,750	$257,500
Senior notes	239,412	—
Subordinated notes payable	3,462	4,387
Other	164	227

	265,788	262,114
Less current portion	(11,897)	(4,041)

	$253,891	$258,073

Senior Secured Revolving Credit Facility

We have a credit agreement, as amended, with Wells Fargo Bank, N.A. and a syndicate of lenders which provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $225 million, all of which matures on August 31, 2012 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary mandatory prepayments in respect of asset dispositions, debt incurrence and equity issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure, but in no event will reduce the borrowings and commitments under the Revolving Credit Facility to less than $225 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 3.50% to 6.00% and 2.50% to 5.00%, respectively. The LIBOR margin and bank prime rate margin in effect at April 23, 2010 are 4.5% and 3.5%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period. Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.

In March 2010, we made a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility, using the net proceeds from the issuance of our Senior Notes which is described below. In early April 2010, we made a payment of $10 million to further reduce the outstanding debt balance under the Revolving Credit Facility. At April 23, 2010, we had $12.8 million outstanding under our Revolving Credit Facility and $9.2 million in committed letters of credit, which results in borrowing availability of $203 million under our Revolving Credit Facility. We may choose to make additional principal payments to reduce the outstanding debt balance prior to maturity on August 31, 2012 when cash and working capital is sufficient. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility.

The financial covenants contained in our Revolving Credit Facility include the following:

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

•

If our senior consolidated leverage ratio is greater than 2.25 to 1.00 at the end of any fiscal quarter, a minimum asset coverage ratio that cannot be less than 1.00 to 1.00 for any fiscal quarter ending on or before December 31, 2011, and 1.10 to 1.00 for any fiscal quarter ending March 31, 2012 and thereafter (as provided in the Revolving Credit Facility). If our senior consolidated leverage ratio is greater than 2.25 to 1.00 and our asset coverage ratio is less than 1.00 to 1.00, then borrowings outstanding under the Revolving Credit Facility will be limited to the sum of 80% of eligible accounts receivable, 80% of the orderly liquidation value of eligible equipment and 40% of the net book value of certain other fixed assets.

The Revolving Credit Facility restricts capital expenditures unless (a) after giving effect to such capital expenditure, no event of default would exist under the Revolving Credit Facility and availability under the Revolving Credit Facility would be equal to or greater than $25 million and (b) if the senior consolidated leverage ratio as of the last day of the most recent reported fiscal quarter was equal to or greater than 2.50 to 1.00, such capital expenditure would not cause the sum of all capital expenditures to exceed:

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

The Revolving Credit Facility has additional restrictive covenants that, among other things, limit the incurrence of additional debt, investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.

At March 31, 2010, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 4.49 to 1.0, our senior consolidated leverage ratio was 0.50 to 1.0, and our interest coverage ratio was 5.65 to 1.0.

Senior Notes

On March 11, 2010, we issued $250 million of Senior Notes with a coupon interest rate of 9.875% that are due in 2018 (the “Senior Notes”). The Senior Notes were sold with an original issue discount of $10.6 million that was based on 95.75% of their face value, which will result in an effective yield to maturity of approximately 10.677%. On March 11, 2010, we received $234.8 million of net proceeds from the issuance of the Senior Notes after deductions were made for the $10.6 million of original issue discount and $4.6 million for underwriters’ fees and other debt offering costs. The net proceeds were used to repay a portion of the borrowings outstanding under our Revolving Credit Facility. The Senior Notes are reflected on our condensed consolidated balance sheet at March 31, 2010 with a carrying value of $239.4 million, which represents the $250 million face value net of the $10.6 million of original issue discount. We will amortize the original issue discount over the term of the Senior Notes based on the effective interest method.

The Senior Notes will mature on March 15, 2018 with interest due semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2010. We have the option to redeem the Senior Notes, in whole or in part, at any time on or after March 15, 2014 in each case at the redemption price specified in the Indenture dated March 11, 2010 (the “Indenture”) together with any accrued and unpaid interest to the date of redemption. Prior to March 15, 2014, we may also redeem the Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, together with any accrued and unpaid interest to the date of redemption. In addition, prior to March 15, 2013, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus any accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing of the equity offering.

Upon the occurrence of a change of control, holders of the Senior Notes will have the right to require us to purchase all or a portion of the Senior Notes at a price equal to 101% of the principal amount of each Senior Note, together with any accrued and unpaid interest to the date of purchase. Under certain circumstances in connection with asset dispositions, we will be required to use the excess proceeds of asset dispositions to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount of each Senior Note, together with any accrued and unpaid interest to the date of purchase.

The Indenture contains certain restrictions on our and certain of our subsidiaries’ ability to:

•	pay dividends on stock;

•	repurchase stock or redeem subordinated debt or make other restricted payments;

•	incur, assume or guarantee additional indebtedness or issue disqualified stock;

•	create liens on the our assets;

•	enter into sale and leaseback transactions;

•	restrict dividends, loans or other asset transfers from certain of our subsidiaries;

•	consolidate with or merge with or into, or sell all or substantially all of our properties to another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

These covenants are subject to important exceptions and qualifications. We were in compliance with these covenants as of March 31, 2010. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries (see Note 8 “Guarantor/Non-Guarantor Condensed Consolidated Financial Statements”).

Subordinated Notes Payable and Other

In addition to amounts outstanding under our Revolving Credit Facility and Senior Notes, long-term debt includes subordinated notes payable to certain employees that are former shareholders of the production services businesses that were acquired by WEDGE prior to our acquisition of WEDGE on March 1, 2008, a subordinated note payable to an employee that is a former shareholder of Competition and two subordinated notes payable to certain employees that are former shareholders of Paltec, Inc. and Pettus Well Service. These subordinated notes payable have interest rates ranging from 5.4% to 14%, require quarterly or annual payments of principal and interest and have final maturity dates ranging from November 2010 to March 2013. The aggregate outstanding balance of these subordinated notes payable was $3.5 million as of March 31, 2010.

Other debt represents a financing arrangement for computer software with an outstanding balance of $0.2 million at March 31, 2010.

Debt Issuance Costs

Costs incurred in connection with our Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in August 2012. Costs incurred in connection with the issuance of our Senior Notes were capitalized and are being amortized using the straight-line method over the term of the Senior Notes which mature in March 2018. Capitalized debt costs related to the issuance of our long-term debt were approximately $8.1 million and $3.8 million as of March 31, 2010 and December 31, 2009, respectively. We recognized approximately $0.4 million and $0.2 million of associated amortization during the three months ended March 31, 2010 and 2009, respectively.

3. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, trade receivables, trade payables and long-term debt. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis based on observable inputs for similar types of debt instruments represents level 2 inputs as defined by ASC Topic 820 (formerly SFAS No. 157). The following table presents the supplemental fair value information about long-term debt at March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$265,788	$274,346	$262,114	$262,429

4. Commitments and Contingencies

In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $47.7 million relating to our performance under these bonds.

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

5. Earnings (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings (loss) per share and diluted earnings (loss) per share computations (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Basic
Net earnings (loss)	(14,547)	$618

Weighted average shares	53,717	49,824

Earnings (loss) per share	$(0.27)	$0.01

	Three Months Ended March 31,
	2010	2009
Diluted
Net earnings (loss)	$(14,547)	$618

Weighted average shares:
Outstanding	53,717	49,824
Diluted effect of stock options	—	105

	53,717	49,929

Earnings (loss) per share	$(0.27)	$0.01

Outstanding stock options and restricted common stock awards representing 870,308 shares of common stock were excluded from the diluted loss per share calculations for the three month period ended March 31, 2010, because the effect of their inclusion would be antidilutive.

6. Equity Transactions

Employees exercised stock options for the purchase of 2,300 shares of common stock at a weighted-average exercise price of $3.84 per share during the three month period ended March 31, 2010. There were no stock options exercised during the three month period ended March 31, 2009.

7. Segment Information

At March 31, 2010, we had two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance.

Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs that are assigned to the following regions:

Drilling Division Locations	Rig Count

South Texas	16
East Texas	18
North Dakota	8
North Texas	4
Utah	5
Oklahoma	6
Appalachia	6
Colombia / International	8

Production Services Division—Our Production Services Division provides a range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs and one 400 horsepower rig. We provide wireline services with a fleet of 69 wireline units and rental services with approximately $13.1 million of fishing and rental tools.

The following tables set forth certain financial information for our two operating segments and corporate for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	As of and for the Three Months Ended March 31, 2010
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$578,754	$234,284	$26,307	$839,345

Revenues	$55,817	$30,204	$—	$86,021
Operating costs	45,903	19,965	—	65,868

Segment margin	$9,914	$10,239	$—	$20,153

Depreciation and amortization	$22,292	$6,237	$342	$28,871
Capital expenditures	$29,886	$6,152	$31	$36,069

	As of and for the Three Months Ended March 31, 2009
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$548,519	$227,077	$20,291	$795,887

Revenues	$71,366	$29,474	$—	$100,840
Operating costs	44,128	18,716	—	62,844

Segment margin	$27,238	$10,758	$—	$37,996

Depreciation and amortization	$19,337	$5,724	$385	$25,446
Capital expenditures	$19,883	$6,273	$582	$26,738

The following table reconciles the segment profits reported above to income from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	As of and for the Three Months Ended March 31,
	2010	2009
Segment margin	$20,153	$37,996
Depreciation and amortization	(28,871)	(25,446)
Selling, general and administrative	(11,473)	(10,027)
Bad debt recovery	75	334

Income (loss) from operations	$(20,116)	$2,857

The following table sets forth certain financial information for our international operations in Colombia which is included in our Drilling Services Division (amounts in thousands):

	As of and for the
	Three Months Ended March 31,
	2010	2009
Identifiable assets	$148,099	$110,734

Revenues	$15,744	$14,617

Identifiable assets as of March 31, 2010 includes two drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

8. Guarantor/Non-Guarantor Condensed Consolidated Financial Statements

Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and certain of our future domestic subsidiaries. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of March 31, 2010, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated financial statements of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,642	$(5,900)	$2,237	$—	$10,979
Receivables	—	87,557	21,279	—	108,836
Intercompany receivable (payable)	(71,621)	72,455	(834)	—	—
Deferred income taxes	—	4,331	4,599	—	8,930
Inventory	—	2,111	4,552	—	6,663
Prepaid expenses and other current assets	869	3,484	3,337	—	7,690

Total current assets	(56,110)	164,038	35,170	—	143,098

Net property and equipment	—	557,344	88,571	(749)	645,166
Investment in subsidiaries	707,754	110,260	—	(818,014)	—
Deferred income taxes	—	—	837	(837)	—
Intangible assets, net of amortization	711	23,562	—	—	24,273
Other long-term assets	22,352	1,595	2,861	—	26,808

Total assets	$674,707	$856,799	$127,439	$(819,600)	$839,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$751	$27,594	$6,680	$—	$35,025
Current portion of long-term debt	10,152	1,745	—	—	11,897
Prepaid drilling contracts	—	—	2,042	—	2,042
Accrued expenses	2,400	28,012	4,877	—	35,289

Total current liabilities	13,303	57,351	13,599	—	84,253
Long-term debt, less current portion	252,174	1,717	—	—	253,891
Other long-term liabilities	—	5,742	3,580	—	9,322
Deferred income taxes	—	84,235	—	(837)	83,398

Total liabilities	265,477	149,045	17,179	(837)	430,864

Total shareholders’ equity	409,230	707,754	110,260	(818,763)	408,481

Total liabilities and shareholders’ equity	$674,707	$856,799	$127,439	$(819,600)	$839,345

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,958	$20,678	$9,743	$—	$40,379
Receivables	—	76,490	4,977	—	81,467
Intercompany receivable (payable)	(66,076)	66,297	(221)	—	—
Deferred income taxes	—	3,909	1,651	—	5,560
Inventory	—	1,791	3,744	—	5,535
Prepaid expenses and other current assets	874	3,358	1,967	—	6,199

Total current assets	(55,244)	172,523	21,861	—	139,140

Net property and equipment	1,898	550,730	85,143	(749)	637,022
Investment in subsidiaries	712,983	104,256	—	(817,239)	—
Deferred income taxes	980	11	2,339	(3,330)	—
Intangible assets, net of amortization	863	24,530	—	—	25,393
Other long-term assets	18,957	1,611	493	—	21,061

Total assets	$680,437	$853,661	$109,836	$(821,318)	$822,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286	$12,277	$2,761	$—	$15,324
Current portion of long-term debt	2,100	1,941	—	—	4,041
Prepaid drilling contracts	—	324	84	—	408
Accrued expenses	226	26,070	2,735	—	29,031

Total current liabilities	2,612	40,612	5,580	—	48,804
Long-term debt, less current portion	255,628	2,445	—	—	258,073
Other long-term liabilities	—	6,457	—	—	6,457
Deferred income taxes	—	91,164	—	(3,330)	87,834

Total liabilities	258,240	140,678	5,580	(3,330)	401,168

Total shareholders’ equity	422,197	712,983	104,256	(817,988)	421,448

Total liabilities and shareholders’ equity	$680,437	$853,661	$109,836	$(821,318)	$822,616

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:	$—	$70,277	$15,744	$—	$86,021

Costs and expenses:
Operating costs	—	52,624	13,244	—	65,868
Depreciation and amortization	342	26,283	2,246	—	28,871
Selling, general and administrative	4,025	6,877	661	(90)	11,473
Intercompany leasing	—	(755)	755	—	—
Bad debt recovery	—	(75)	—	—	(75)

Total costs and expenses	4,367	84,954	16,906	(90)	106,137

Income (loss) from operations	(4,367)	(14,677)	(1,162)	90	(20,116)

Other income (expense):
Equity in earnings of subsidiaries	(6,208)	174	—	6,034	—
Interest expense	(3,972)	(112)	(10)	—	(4,094)
Interest income	—	14	6	—	20
Other	—	177	397	(90)	484

Total other income (expense)	(10,180)	253	393	5,944	(3,590)

Income (loss) before income taxes	(14,547)	(14,424)	(769)	6,034	(23,706)
Income tax benefit (expense)	—	8,216	943	—	9,159

Net earnings (loss)	$(14,547)	$(6,208)	$174	$6,034	$(14,547)

	Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:	$—	$86,223	$14,617	$—	$100,840

Costs and expenses:
Operating costs	—	52,986	9,950	(92)	62,844
Depreciation and amortization	377	23,157	1,912	—	25,446
Selling, general and administrative	3,123	6,959	299	(354)	10,027
Bad debt recovery	—	(334)	—	—	(334)

Total costs and expenses	3,500	82,768	12,161	(446)	97,983

Income (loss) from operations	(3,500)	3,455	2,456	446	2,857

Other income (expense):
Equity in earnings of subsidiaries	5,683	1,525	—	(7,208)	—
Interest expense	(1,830)	(158)	—	—	(1,988)
Interest income	1	43	40	—	84
Other	264	358	(691)	(446)	(515)

Total other income (expense)	4,118	1,768	(651)	(7,654)	(2,419)

Income (loss) before income taxes	618	5,223	1,805	(7,208)	438
Income tax benefit (expense)	—	460	(280)	—	180

Net earnings (loss)	$618	$5,683	$1,525	$(7,208)	$618

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:	$4,967	$(7,614)	$(1,508)	$—	$(4,155)

Cash flows from investing activities:
Purchases of property and equipment	(31)	(18,988)	(5,998)	—	(25,017)
Proceeds from sale of property and equipment	—	949	—	—	949

	(31)	(18,039)	(5,998)	—	(24,068)

Cash flows from financing activities:
Payments of debt	(234,813)	(925)	—	—	(235,738)
Proceeds from issuance of debt	239,375	—	—	—	239,375
Debt issuance costs	(4,737)	—	—	—	(4,737)
Proceeds from exercise of options	9	—	—	—	9
Purchase of treasury stock	(86)	—	—	—	(86)

	(252)	(925)	—	—	(1,177)

Net increase (decrease) in cash and cash equivalents	4,684	(26,578)	(7,506)	—	(29,400)
Beginning cash and cash equivalents	9,958	20,678	9,743	—	40,379

Ending cash and cash equivalents	$14,642	$(5,900)	$2,237	$—	$10,979

	Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:	$9,248	$38,829	$(4,154)	$—	$43,923

Cash flows from investing activities:
Purchases of property and equipment	(582)	(23,632)	(616)	—	(24,830)
Proceeds from sale of property and equipment	—	169	—	—	169
Proceeds from insurance recoveries	—	36	—	—	36

	(582)	(23,427)	(616)	—	(24,625)

Cash flows from financing activities:
Payments of debt	(15,038)	(1,067)	—	—	(16,105)

	(15,038)	(1,067)	—	—	(16,105)

Net increase (decrease) in cash and cash equivalents	(6,372)	14,335	(4,770)	—	3,193
Beginning cash and cash equivalents	858	13,896	12,067	—	26,821

Ending cash and cash equivalents	$(5,514)	$28,231	$7,297	$—	$30,014

9. Subsequent Events

On April 1, 2010, we acquired Tiger Wireline Services, Inc., which provided wireline services with two wireline units through its facilities in Kansas. The aggregate purchase price was approximately $1.9 million, which we financed with $1.3 million in cash and a seller’s note of $0.6 million. The identifiable assets acquired include two wireline trucks and tools, inventory, and intangible assets representing customer relationships and a non-competition agreement. Our acquisition of Tiger Wireline Services, Inc. will be accounted for as an acquisition of a business in accordance with ASC Topic 805, Business Combinations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, future compliance with covenants under our senior secured revolving credit facility and our senior notes, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our Annual Report on Form 10-K for the year ended December 31, 2009 could also have material adverse effect on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. Pioneer Drilling Company was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Our business has grown through acquisitions and through organic growth. Over the last 10 years, we have significantly expanded our drilling rig fleet by adding 35 rigs through acquisitions and by adding 31 rigs through the construction of rigs from new and used components. We significantly expanded our service offerings in March 2008, when we acquired the production services businesses of WEDGE Group Incorporated (“WEDGE”) and Prairie Investors d/b/a Competition Wireline (“Competition”), which provide well services, wireline services and fishing and rental services. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet multiple needs of our customers.

Business Segments

We currently conduct our operations through two operating segments: our Drilling Services Division and our Production Services Division. The following is a description of these two operating segments. Financial information about our operating segments is included in Note 7, Segment Information, of the Notes to Consolidated Financial Statements, included in Part I Item 1, Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q.

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	16
East Texas	18
North Dakota	8
North Texas	4
Utah	5
Oklahoma	6
Appalachia	6
Colombia / International	8

As of April 23, 2010, 42 drilling rigs are mobilizing or operating under drilling contracts. We have 23 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. During the second quarter of 2009, we established our Appalachian drilling division and now have five drilling rigs operating in the Marcellus Shale region. We are currently upgrading a sixth rig that we are marketing for deployment to the Marcellus Shale region. We have eight drilling rigs under drilling contracts in Colombia, of which seven have begun drilling operations and one is mobilizing and scheduled to begin drilling operations in June 2010. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed.

•

Production Services Division – Our Production Services Division provides a range of well services to oil and gas drilling and producing companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas companies. The primary production services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our fleet of 74 workover rigs in eight regional locations to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have a premium workover rig fleet consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs and one 400 horsepower rig. As of April 23, 2010, 71 workover rigs have crews assigned and are either operating or are being actively marketed. The remaining three workover rigs in our fleet are idle with no crews assigned.

•

Wireline Services. In order for oil and gas companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. During the current year, we have acquired three additional wireline units, for a total of 69 wireline units in 19 division locations, as of April 23, 2010.

•

Fishing and Rental Services. During drilling operations, oil and gas companies frequently need to rent unique equipment such as power swivels, foam air units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We have approximately $13.1 million of fishing and rental tools that we provide out of four locations in Texas and Oklahoma.

Pioneer Drilling Company’s corporate office is located at 1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209. Our phone number is (210) 828-7689 and our website address is www.pioneerdrlg.com. We make available free of charge though our website our Annual Reports on our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Information on our website is not incorporated into this report or otherwise made part of this report.

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

Demand for oilfield services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected levels of oil and natural gas prices. From 2004 through 2008, domestic exploration and production spending increased as oil and natural gas prices increased. In response to the significant decline in oil and natural gas prices and the downturn in the global economic environment in late 2008, exploration and production companies announced cuts in their exploration budgets for 2009. These reductions in oil and gas exploration budgets resulted in a reduction in our rig utilization and revenue rates on new contracts during 2009. Exploration and production companies have modestly increased their exploration budgets for 2010 as compared to 2009. Industry rig utilization and revenue rates showed modest improvements in the first quarter of 2010 and we expect modest increases for the remainder of 2010 as compared to 2009. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A—“Risk Factors” in Part II of the Annual Report on Form 10-K for the year ended December 31, 2009.

On April 23, 2010, the spot price for West Texas Intermediate crude oil was $84.42, the spot price for Henry Hub natural gas was $4.06 and the Baker Hughes land rig count was 1,415, a 57% increase from 899 on April 24, 2009. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic workover rig count for the three months ended March 31, 2010 and the years ended March 31, 2010, 2009, 2008, 2007, and 2006 were:

	Three Months Ended March 31,	Years ended March 31,
	2010	2010	2009	2008	2007	2006
Oil (West Texas Intermediate)	$78.11	$70.42	$86.35	$82.50	$64.96	$59.94

Natural Gas (Henry Hub)	$5.13	$4.01	$7.78	$7.27	$6.53	$9.10

U.S. Land Rig Count	1,275	1,034	1,690	1,685	1,589	1,329

U.S. Workover Rig Count	1,729	1,668	2,392	2,412	2,376	2,271

Increased expenditures for exploration and production activities generally lead to increased demand for our drilling services and production services. Between 2005 and late 2008, rising oil and natural gas prices and the corresponding increase in onshore oil and natural gas exploration and production spending led to expanded drilling and well service activity as reflected by the increases in the U.S. land rig counts and U.S. workover rig counts. The decline in oil and natural gas prices from late 2008 to late 2009 led to decreased oil and natural gas exploration and production spending and a corresponding decrease in drilling and well services activities as reflected by the decrease in the U.S. land rig counts and the U.S. workover rig counts. Since late 2009, increases in oil and natural gas prices have modestly increased exploration and production spending and a corresponding increase in drilling and well services activities as reflected by the modest increase in the U.S. land rig counts and the U.S. workover rig counts as noted in the table above.

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

•

Increase our Exposure to Oil-Driven Drilling Activity. We have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and actively seeking contracts with oil-focused producers. We have 23% of our drilling rig fleet assigned to divisions in North Dakota and Colombia, both of which are predominately oil-producing regions, and we have 29% of our production services fleet assigned to predominately oil-producing districts in North Dakota, Kansas and Mississippi. We believe that by targeting a balanced mix of oil and natural gas oriented activities over time, we can lessen our exposure to fluctuations in capital spending associated with changes in any single commodity price. We believe that our flexible rig fleet and production services assets allow us to target both natural gas and oil-focused opportunities.

•

Selectively Expand our International Operations. In early 2007, we announced our intention to selectively expand internationally and began a relationship with Ecopetrol S.A. in Colombia after a comprehensive review of international opportunities wherein we determined that Colombia offered an attractive mix of favorable business conditions, political stability, and a long-term commitment to expanding national oil and gas production. We have eight drilling rigs under drilling contracts in Colombia, of which seven have begun drilling operations and one is mobilizing and scheduled to begin drilling operations in June 2010. We are continuously evaluating additional international expansion opportunities and intend to target international markets that share the favorable characteristics of our Colombian operations and which would allow us to deploy with sufficient scale to minimize regional management costs.

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

Liquidity and Capital Resources

Sources of Capital Resources

Our principal liquidity requirements have been for working capital needs, capital expenditures and acquisitions. Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $11.0 million as of March 31, 2010); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”). Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $225 million, all of which matures on August 31, 2012. At April 23, 2010, we had $12.8 million outstanding under our Revolving Credit Facility and $9.2 million in committed letters of credit, which results in borrowing availability of $203 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes. We presently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.

On March 11, 2010, we issued $250 million of senior notes (“Senior Notes”), and received $234.8 million net proceeds, after deducting the original issue discount, underwriters’ fees and other debt offering costs, which were used to reduce the outstanding debt balance under our Revolving Credit Facility. In July 2009, we filed a shelf registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. In November 2009, we obtained $24.0 million in net proceeds when we sold 3,820,000 shares of our common stock at $6.75 per share, less underwriters’ commissions, pursuant to a public offering under the $300 million shelf registration statement. The remaining availability under the $300 million shelf registration statement for equity or debt offerings is $274.2 million as of April 23, 2010. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.

At March 31, 2010, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (ARPS), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPSs without loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPSs prior to recovery, as our liquidity needs are expected to be met with cash flows from operating activities and borrowings under our Revolving Credit Facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at March 31, 2010 was $12.9 million compared with a par value of $15.9 million. The $3 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of March 31, 2010 because of our inability to determine the recovery period of our investments.

Uses of Capital Resources

For the three months ended March 31, 2010, we had $36.1 million of additions to our property and equipment. For the remainder of fiscal year 2010, our budgeted capital expenditures are approximately $61.0 million, comprised of new rig and equipment expenditures of approximately $7.5 million, routine capital expenditures of approximately $19.1 million, non-routine capital expenditures of approximately $33.5 million and approximately $0.9 million for previously approved capital expenditures from 2009. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements and availability under our Revolving Credit Facility. In addition, as appropriate, we may consider equity or debt offerings to meet our liquidity needs. Based on our near-term strategy to maintain adequate liquidity, budgeted capital expenditures for 2010 represent routine capital expenditures necessary to keep our equipment in safe and efficient working order and discretionary capital expenditures of new equipment or upgrades of existing equipment when necessary to obtain new contracts.

Working Capital

Our working capital was $58.8 million at March 31, 2010, compared to $90.3 million at December 31, 2009. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.7 at March 31, 2010 compared to 2.9 at December 31, 2009.

Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.

The changes in the components of our working capital were as follows:

	March 31, 2010	December 31, 2009	Change
Cash and cash equivalents	$10,979	$40,379	$(29,400)
Receivables
Trade, net	36,658	26,648	10,010
Insurance recoveries	7,319	5,107	2,212
Income taxes	42,693	41,126	1,567
Unbilled	22,166	8,586	13,580
Deferred income taxes	8,930	5,560	3,370
Inventory	6,663	5,535	1,128
Prepaid expenses and other current assets	7,690	6,199	1,491

Current assets	143,098	139,140	3,958

Accounts payable	35,025	15,324	19,701
Current portion of long-term debt	11,897	4,041	7,856
Prepaid drilling contracts	2,042	408	1,634
Accrued expenses:
Payroll and related employee costs	12,085	7,740	4,345
Insurance premiums and deductibles	9,160	8,615	545
Insurance claims and settlements	4,595	5,042	(447)
Other	9,449	7,634	1,815

Current liabilities	84,253	48,804	35,449

Working capital	$58,845	$90,336	$(31,491)

The decrease in cash and cash equivalents was primarily due to cash used in operations of $4.2 million and $25.0 million used for purchases of property and equipment during the three months ended March 31, 2010.

The increases in our trade receivables and unbilled revenues as of March 31, 2010 as compared to December 31, 2009 were due to the increase in revenues of $4.8 million, or 5.9%, for the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009, and due to the timing of the billing and collection cycles for new long-term drilling contracts that began during the quarter ended March 31, 2010 in Colombia.

Income taxes receivable as of December 31, 2009 primarily related to net operating losses recognized during 2009. The increase in our income taxes receivable as of March 31, 2010 as compared to December 31, 2009 is primarily due to additional net operating losses realized during the three months ended March 31, 2010. We can carry-back our net operating losses and apply them against taxable income that we recognized in prior years which results in a federal tax refund. In April 2010, we received a federal income tax refund of $40.6 million primarily relating to the carry-back of our 2009 net operating losses.

The increase in insurance recoveries as of March 31, 2010 as compared to December 31, 2009 was primarily due to a $2.7 million insurance claim on our well control policy for an underground blowout on a turnkey drilling contract that occurred in late December 2009. We expect to receive full payment on this insurance claim in the second quarter of 2010.

The increase in inventory at March 31, 2010 as compared to December 31, 2009 was primarily due to the expansion of our operations in Colombia during the first quarter of 2010. We exported our sixth and seventh drilling rigs to Colombia in December 2009 and January 2010, respectively. We maintain inventories of replacement parts and supplies for our drilling rigs operating in Colombia to ensure efficient operations in geographically remote areas.

The increase in prepaid expenses and other current assets at March 31, 2010 as compared to December 31, 2009 is primarily due to an increase in deferred mobilization costs for the three drilling rigs in Colombia that began new long-term drilling contracts during the three months ended March 31, 2010. These deferred mobilization costs will be amortized over the contract term. The overall increase in prepaid expenses and other current assets was partially offset by a decrease in prepaid insurance. We renew and prepay most of our insurance premiums in late October of each year and some in April of each year. As of March 31, 2010, we had amortization of five months of these October insurance premiums, as compared to two months of amortization as of December 31, 2009.

The increase in accounts payable at March 31, 2010 as compared to December 31, 2009 is due to an increase in the demand for drilling, workover, wireline and fishing and rental services during the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009. Our operating costs increased $8.6 million, or 15.1%, during the first quarter of 2010 as compared to the fourth quarter of 2009. In addition, our capital expenditures increased for the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009, accounting for $11.1 million of the increase in accounts payable. Both the increase in the demand for our services and the increase in capital expenditures led to an increase in purchases from our vendors.

The outstanding balance under our Revolving Credit Facility is not due until maturity on August 31, 2012. However, when cash and working capital is sufficient, we may make principal payments to reduce the outstanding debt balance prior to maturity. The current portion of long-term debt at March 31, 2010 relates to a principal payment of $10.0 million that was made in April 2010 to reduce the outstanding balance of our Revolving Credit Facility. The remaining current portion of long-term debt at March 31, 2010 relates to $1.9 million of debt payments under our subordinated notes payable and other debt that are due within the next year.

Prepaid drilling contracts represent amounts billed for mobilization revenues in excess of revenue recognized for certain drilling contracts in Colombia. Mobilization billings, and costs incurred for the mobilization, are deferred and recognized over the term of the related drilling contracts. The increase in prepaid drilling contracts at March 31, 2010 as compared to December 31, 2009 is primarily due to an increase in deferred mobilization revenues for the three drilling rigs in Colombia that began new long-term drilling contracts during the three months ended March 31, 2010.

The increase in accrued payroll and related employee costs was primarily due to workforce additions that occurred as the result of higher demand for drilling, workover, wireline and fishing and rental services during the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009. Our employee count increased by approximately 500 people, or 29%, as of March 31, 2010 as compared to December 31, 2009.

The increase in accrued expenses – other at March 31, 2010 as compared to December 31, 2009 is primarily due to an increase in accrued interest. Accrued interest at March 31, 2010 primarily relates to the outstanding debt balance for our Senior Notes, while accrued interest at December 31, 2009 primarily related to the outstanding debt balance under our Revolving Credit Facility. On March 11, 2010, we issued $250 million of Senior Notes with a coupon interest rate of 9.875%. The Senior Notes were sold with an original issue discount that will result in an effective yield to maturity of approximately 10.677%. The proceeds from the issuance of the Senior Notes were immediately used to make a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility. The Revolving Credit Facility had an interest rate of 4.74% as of March 31, 2010, which was based on the LIBOR rate plus a per annum margin. The Senior Notes have a higher interest rate when compared to the Revolving Credit Facility which resulted in the increase in accrued interest at March 31, 2010.

Long-Term Debt and Other Contractual Obligations

The following table includes all our contractual obligations of the types specified below at March 31, 2010 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$276,376	$11,897	$14,479	$—	$250,000
Interest on long-term debt	199,828	25,871	50,519	49,375	74,063
Purchase obligations	27,007	27,007	—	—	—
Operating leases	7,379	2,513	3,409	1,457	—
Restricted cash obligation	1,950	650	1,300	—	—

Total	$512,540	$67,938	$69,707	$50,832	$324,063

Long-term debt consists of $22.8 million outstanding under our Revolving Credit Facility, $250 million face amount outstanding under our Senior Notes, $3.5 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses, and other debt of $0.2 million. The outstanding balance under our Revolving Credit Facility is not due until maturity on August 31, 2012. However, we may make principal payments to reduce the outstanding debt balance prior to maturity when cash and working capital is sufficient. The current portion of long-term debt at March 31, 2010 included principal payments of $10 million that were made after March 31, 2010 to reduce the outstanding balance of our Revolving Credit Facility. The outstanding balance under our Senior Notes has a carrying value of $239.4 million, which represents the $250 million face value net of the $10.6 million of original issue discount that will be amortized over the term of the Senior Notes based on the effective interest method. The Senior Notes will mature on March 15, 2018. Our subordinated notes payable have final maturity dates ranging from November 2010 to March 2013.

Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 4.76% interest rate that was in effect on April 23, 2010, (2) the $10.0 million repayment that was made after March 31, 2010 to reduce the outstanding debt balance, and (3) the remaining principal balance of $12.8 million to be paid at maturity in August 2012. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2010, through maturity. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 5.4% to 14%, with quarterly payments of principal and interest through maturity.

Purchase obligations primarily relate to drilling rig and well servicing rig upgrades, acquisitions or new construction.

Operating leases consist of lease agreements with terms in excess of one year for office space, operating facilities, equipment and personal property.

As of March 31, 2010, we had restricted cash in the amount of $2 million held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $0.7 million payable over the remaining three years from the escrow account.

Debt Requirements

The Revolving Credit Facility contains customary mandatory prepayments in respect of asset dispositions, debt incurrence and equity issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure, but in no event will reduce the borrowings and commitments under the Revolving Credit Facility to less than $225 million.

The financial covenants contained in our Revolving Credit Facility include the following:

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

•

If our senior consolidated leverage ratio is greater than 2.25 to 1.00 at the end of any fiscal quarter, a minimum asset coverage ratio that cannot be less than 1.00 to 1.00 for any fiscal quarter ending on or before December 31, 2011, and 1.10 to 1.00 for any fiscal quarter ending March 31, 2012 and thereafter (as provided in the Revolving Credit Facility). If our senior consolidated leverage ratio is greater than 2.25 to 1.00 and our asset coverage ratio is less than 1.00 to 1.00, then borrowings outstanding under the Revolving Credit Facility will be limited to the sum of 80% of eligible accounts receivable, 80% of the orderly liquidation value of eligible equipment and 40% of the net book value of certain other fixed assets.

The Revolving Credit Facility restricts capital expenditures unless (a) after giving effect to such capital expenditure, no event of default would exist under the Revolving Credit Facility and availability under the Revolving Credit Facility would be equal to or greater than $25 million and (b) if the senior consolidated leverage ratio as of the last day of the most recent reported fiscal quarter was equal to or greater than 2.50 to 1.00, such capital expenditure would not cause the sum of all capital expenditures to exceed:

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

The Revolving Credit Facility has additional restrictive covenants that, among other things, limit the incurrence of additional debt, investments, liens, dividends, acquisitions, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.

Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc.

At March 31, 2010, we were in compliance with all financial covenants under our Revolving Credit Facility. Our total consolidated leverage ratio was 4.49 to 1.0, our senior consolidated leverage ratio was 0.50 to 1.0, and our interest coverage ratio was 5.65 to 1.0.

In addition to the financial covenants under our Revolving Credit Facility, the Indenture Agreement for our Senior Notes contains certain restrictions on our ability to:

•	pay dividends on stock;

•	repurchase stock or redeem subordinated debt or make other restricted payments;

•	incur, assume or guarantee additional indebtedness or issue disqualified stock;

•	create liens on the our assets;

•	enter into sale and leaseback transactions;

•	restrict dividends, loans or other asset transfers from certain of our subsidiaries;

•	consolidate with or merge with or into, or sell all or substantially all of our properties to another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

These covenants are subject to important exceptions and qualifications.

Upon the occurrence of a change of control, holders of the Senior Notes will have the right to require us to purchase all or a portion of the Senior Notes at a price equal to 101% of the principal amount of each Senior Note, together with any accrued and unpaid interest to the date of purchase. Under certain circumstances in connection with asset dispositions, we will be required to use the excess proceeds of asset dispositions to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount of each Senior Note, together with any accrued and unpaid interest to the date of purchase.

Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and by certain of our future domestic subsidiaries. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non- U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes.

Our Senior Notes are not subject to any sinking fund requirements. As of March 31, 2010, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations

Statement of Operations Analysis

The following table provides information for our operations for the three months ended March 31, 2010 and 2009 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information):

	Three Months Ended March 31,
	2010	2009
Drilling Services Division:
Revenues	$55,817	$71,366
Operating costs	45,903	44,128

Drilling Services Division margin	$9,914	$27,238

Average number of drilling rigs	71.0	70.0
Utilization rate	49%	52%
Revenue days	3,152	3,299

Average revenues per day	$17,708	$21,633
Average operating costs per day	14,563	13,376

Drilling Services Division margin per day	$3,145	$8,257

Production Services Division:
Revenues	$30,204	$29,474
Operating costs	19,965	18,716

Production Services Division margin	$10,239	$10,758

Combined
Revenues	$86,021	$100,840
Operating costs	65,868	62,844

Combined margin	$20,153	$37,996

EBITDA	$9,239	$27,788

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

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Reconciliation of combined margin and
EBITDA to net (loss) earnings:

Combined margin	$20,153	$37,996

Selling, general and administrative	(11,473)	(10,027)
Bad debt recovery	75	334
Other (expense) income	484	(515)

EBITDA	9,239	27,788

Depreciation and amortization	(28,871)	(25,446)
Interest expense, net	(4,074)	(1,904)
Income tax benefit	9,159	180

Net (loss) earnings	$(14,547)	$618

For the three months ended March 31, 2010, our Drilling Services Division’s revenues decreased by $15.5 million, or 22%, as compared to the corresponding period in 2009. The decrease is primarily due to a $3,925, or a 18%, decrease in our average contract drilling revenues per day and an overall 4% decrease in revenue days that resulted from a decline in our rig utilization rate from 52% to 49%. During 2009, a significant portion of our drilling rigs were still operating or were on standby under long-term drilling contracts that were entered into when drilling rig demand was high and revenues per day were at historically high levels. As a result, average contract drilling revenues per day were significantly lower during the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. We completed four turnkey drilling contracts during the quarter ended March 31, 2010 as compared to one turnkey drilling contract completed during the quarter ended March 31, 2009. The following table provides percentages of our drilling revenues by drilling contract type for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Daywork drilling contracts	93%	99%
Turnkey drilling contracts	7%	1%
Footage drilling contracts	—	—

Our Drilling Services Division’s operating costs increased by $1.8 million, or 4%, for the quarter ended March 31, 2010, as compared to the corresponding quarter in 2009, primarily due to an increase in our average operating costs of $1,187 per day, or 9%. The increase in operating costs per day is due to higher average drilling costs per day for our Colombian operations which represented a larger portion of our drilling costs during the first quarter of 2010 as compared to the first quarter of 2009. We have seen an increase in the demand for our services in 2010 as our industry begins to recover from the downturn that bottomed in late 2009. As utilization rates began to increase in 2010, average operating costs per day have increased due to higher wage rates and repair and maintenance expenses as drilling rigs come out of storage and begin operations. In addition, average operating costs per day increased due to a shift to more turnkey contracts during the three months ended March 31, 2010 as compared to the same period in 2009.

For the three months ended March 31, 2010, our Production Services Division’s revenue increased by $0.7 million, or 2%, while operating costs increased by $1.2 million, or 7%, as compared to the corresponding period in 2009. Our Production Services Division experienced increases in its revenue and operating cost due to higher demand for well services, wireline services and fishing and rental services during the three months ended March 31, 2010, as compared to the corresponding period in 2009. The increase in our Production Services Division’s revenues is due to higher utilization rates. The overall increase in our Production Services revenues was partially offset by lower revenue rates charged for these services as revenue rates have remained at lower levels during the first quarter of 2010 when compared to the same period in 2009.

For the three months ended March 31, 2010, our selling, general and administrative expense increased by approximately $1.4 million, or 14%, as compared to the corresponding period in 2009, primarily due to increases in compensation related expenses. With the industry downturn during 2009, we experienced a decrease in the demand for our services and we responded with workforce reductions, elimination of wage rate increases and reduced bonus compensation. During the first quarter of 2010, we have seen an increase in the demand for our services as our industry begins to recover from the industry downturn in 2009. Compensation related expenses have increased during the three months ended March 31, 2010 as compared to the corresponding quarter in 2009 as we have added employees in our corporate office and have accrued for potential higher bonuses anticipated for 2010.

For the three months ended March 31, 2010, our other income increased by $1.0 million as compared to the corresponding period in 2009, primarily due to foreign currency translation gains in excess of losses relating to our operations in Colombia. We recorded foreign currency translation gains of $0.4 million for the three months ended March 31, 2010, and foreign currency translation losses of $0.7 million for the three months ended March 31, 2009.

For the three months ended March 31, 2010, our depreciation and amortization expenses increased by $3.4 million, or 13%, as compared to the corresponding period in 2009. This increase resulted from capital expenditures made to upgrade certain drilling rigs to meet the needs of our customers and obtain new contracts. Additionally, the increase in depreciation expense is due to the increase in the fleet size of our drilling rigs, workover rigs and wireline units. The 2010 additions to each fleet consisted primarily of newly constructed equipment.

Interest expense for the three months ended March 31, 2010 primarily related to the outstanding debt balance for our Senior Notes, while interest expense for the three months ended March 31, 2009 primarily related to the outstanding debt balance under our Revolving Credit Facility. On March 11, 2010, we issued $250 million of Senior Notes with a coupon interest rate of 9.875%. The Senior Notes were sold with an original issue discount that will result in an effective yield to maturity of approximately 10.677%. The proceeds from the issuance of the Senior Notes were immediately used to make a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility. The Revolving Credit Facility had a relatively low interest rate of 2.28% as of March 31, 2009, which was based on the LIBOR rate plus a per annum margin. The Senior Notes have a higher interest rate when compared to the Revolving Credit Facility, which resulted in the increase in interest expense for the three months ended March 31, 2010.

Our effective income tax rates for the quarter and three month period ended March 31, 2010 differ from the federal statutory rate in the United States of 35% primarily due to a lower effective tax rate in foreign jurisdictions, state income taxes and other permanent differences.

Inflation

Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. From early 2005 to late 2008, the increased rig count in each of our market areas resulted in increased wage rates for our drilling rig personnel. We were able to pass these wage rate increases on to our customers based on contract terms. Beginning in late 2008 and through late 2009, as the rig count in our market areas decreased, we reduced wage rates for drilling rig personnel. With the recent increase in rig counts, beginning in late 2009, we again saw a decreased availability of personnel to operate our rigs and therefore we had additional wage rate increases for drilling rig personnel of approximately 18% in February 2010.

During the fiscal years ended December 31, 2007 and 2008, we experienced increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide demand for equipment, supplies and service. We estimate these costs increased by 10% to 15% during the fiscal years ended December 31, 2007 and 2008. We have not experienced similar cost increases during 2009 or the first quarter 2010, and we do not expect significant cost increases during the remainder of 2010.

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

Goodwill—Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of ASC Topic 350 (formerly SFAS No. 142), Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill. ASC Topic 350 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value. Goodwill of $118.6 million was initially recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec, all of which occurred between March 1, 2008 and October 1, 2008, and was allocated to the three reporting units for our Production Services Division which are well services, wireline services and fishing and rental services. We recorded a full impairment of this goodwill during the year ended December 31, 2008. We had no goodwill additions during the year ended December 31, 2009, or during the three months ended March 31, 2010 and consequently, have no goodwill reflected on our consolidated balance sheet at March 31, 2010.

Deferred taxes—We provide deferred taxes for the basis differences in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, net operating loss carryforwards, employee benefit and other accrued liabilities which are deducted in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs, workover rigs and wireline units over 2 to 25 years and refurbishments over 3 to 5 years, while federal income tax rules require that we depreciate drilling rigs, workover rigs and wireline units over 5 years. Therefore, in the first 5 years of our ownership of a drilling rig, workover rig or wireline unit, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After 5 years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Accounting estimates—We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the year ended December 31, 2009 and during the three months ended March 31, 2010, we did not experience a loss on any turnkey and footage contracts completed. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had 2 turnkey and no footage contracts in progress at March 31, 2010. Our unbilled receivables totaled $22.2 million at March 31, 2010. Of that amount accrued, turnkey drilling contract revenues were $0.5 million. The remaining balance of unbilled receivables related to $20 million of the revenue recognized but not yet billed on daywork drilling contracts in progress at March 31, 2010 and $1.7 million related to unbilled receivables for our Production Services Division.

As of March 31, 2010, we had $15.0 million deferred tax assets relating to domestic and foreign net operating losses available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods. Therefore, as of March 31, 2010, we have not recorded a valuation allowance.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $0.2 million at March 31, 2010 and $0.3 million at December 31, 2009.

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

Our accrued insurance premiums and deductibles as of March 31, 2010 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.5 million and our workers’ compensation, general liability and auto liability insurance of approximately $7.0 million. We have a deductible of $125,000 per covered individual per year under the health insurance. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we have a $100,000 deductible. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.

Recently Issued Accounting Standards

Multiple Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We are still evaluating the potential impact of this new guidance on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate market risk on our variable rate debt. As of March 31, 2010, we had $22.8 million outstanding under our Revolving Credit Facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $57,000 and a decrease in net income of approximately $37,000 during a quarterly period.

At March 31, 2010, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (ARPS), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs have historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPSs without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPSs prior to recovery, as our liquidity needs are expected to be met with cash flows from operating activities and our Revolving Credit Facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at March 31, 2010 was $12.9 million compared with a par value of $15.9 million. The $3 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of March 31, 2010 because of our inability to determine the recovery period of our investments.

Foreign Currency Risk

While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar has and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Revolving Credit Facility and our Senior Notes impose restrictions on us that may affect our ability to successfully operate our business.

Our Revolving Credit Facility limits our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on investments, capital expenditures, mergers or consolidations, asset dispositions, acquisitions, transactions with affiliates and other transactions without the lenders’ consent; and

•	limitation on dividends and distributions.

In addition, our Revolving Credit Facility requires us to maintain certain financial ratios and to satisfy certain financial conditions, which may require us to reduce our debt or take some other action in order to comply with them.

The Indenture governing our Senior Notes contains certain restrictions on our and certain of our subsidiaries’ ability to:

•	pay dividends on stock;

•	repurchase stock or redeem subordinated debt or make other restricted payments;

•	incur, assume or guarantee additional indebtedness or issue disqualified stock;

•	create liens on the our assets;

•	enter into sale and leaseback transactions;

•	restrict dividends, loans or other asset transfers from certain of our subsidiaries;

•	consolidate with or merge with or into, or sell all or substantially all of our properties to another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

The failure to comply with any of these restrictions or conditions, some of which become more restrictive over time, such as financial ratios or covenants, would cause an event of default under our Revolving Credit Facility or our Senior Notes. An event of default, if not waived, could result in acceleration of the outstanding indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our senior secured Revolving Credit Facility and our Senior Notes.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any unregistered sales of equity securities during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	—	$—	—	—
March 1 - March 31	12,206	$7.02	—	—

Total	12,206	$7.02	—	—

(1)	The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2010, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which we repurchased based on the fair market value on the date the relevant transaction occurs.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number		Description

2.1*	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1)).

2.2*	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1)).

3.1*	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*		Indenture, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Form 8-K dated March 12, 2010, (File No. 1-8182, Exhibit 4.1)).

4.3*		Registration Rights Agreement, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and the initial purchasers party thereto (Form 8-K dated March 12, 2010, (File No. 1-8182, Exhibit 4.2)).

10.1*	-	Second Amendment to Credit Agreement, dated as of February 23, 2010, among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated February 23, 2010 (File No. 1-8182, Exhibit 10.1)).

10.2*	-	Purchase Agreement, dated March 4, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and the initial purchasers party thereto (Form 8-K dated March 5, 2010 (File No. 1-8182, Exhibit 10.1)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY

/s/ Lorne E. Phillips
Lorne E. Phillips Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

Dated: May 6, 2010

Index to Exhibits

Exhibit Number		Description

2.1*	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1)).

2.2*	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1)).

3.1*	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*		Indenture, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Form 8-K dated March 12, 2010, (File No. 1-8182, Exhibit 4.1)).

4.3*		Registration Rights Agreement, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and the initial purchasers party thereto (Form 8-K dated March 12, 2010, (File No. 1-8182, Exhibit 4.2)).

10.1*	-	Second Amendment to Credit Agreement, dated as of February 23, 2010, among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated February 23, 2010 (File No. 1-8182, Exhibit 10.1)).

10.2*	-	Purchase Agreement, dated March 4, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and the initial purchasers party thereto (Form 8-K dated March 5, 2010 (File No. 1-8182, Exhibit 10.1)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.