Form 10-Q
period 2010-09-30
PIONEER DRILLING CO
filed 2010-11-04
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 22, 2010 there were 54,168,870 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,904	$40,379
Receivables:
Trade, net of allowance for doubtful accounts	67,745	26,648
Unbilled	20,089	8,586
Insurance recoveries	4,322	5,107
Income taxes	3,029	41,126
Deferred income taxes	12,443	5,560
Inventory	8,583	5,535
Prepaid expenses and other current assets	7,842	6,199

Total current assets	140,957	139,140

Property and equipment, at cost	1,079,307	967,893
Less accumulated depreciation	412,145	330,871

Net property and equipment	667,162	637,022
Intangible assets, net of amortization	23,118	25,393
Noncurrent deferred income taxes	—	2,339
Other long-term assets	25,839	21,061

Total assets	$857,076	$824,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,423	$15,324
Current portion of long-term debt	1,659	4,041
Prepaid drilling contracts	3,668	408
Accrued expenses:
Payroll and related employee costs	18,306	7,740
Insurance premiums and deductibles	9,110	8,615
Insurance claims and settlements	4,322	5,042
Other	9,380	7,634

Total current liabilities	87,868	48,804
Long-term debt, less current portion	281,300	258,073
Other long-term liabilities	8,888	6,457
Deferred income taxes	80,403	90,173

Total liabilities	458,459	403,507

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 54,168,870 shares and 54,120,852 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5,419	5,413
Additional paid-in capital	337,456	332,534
Treasury stock, at cost; 25,380 shares and 5,174 shares at September 30, 2010 and December 31, 2009, respectively	(161)	(31)
Accumulated earnings	57,956	85,225
Accumulated other comprehensive loss	(2,053)	(1,693)

Total shareholders’ equity	398,617	421,448

Total liabilities and shareholders’ equity	$857,076	$824,955

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues:
Drilling services	$85,667	$48,084	$217,580	$165,170
Production services	49,877	26,282	121,012	79,156

Total revenue	135,544	74,366	338,592	244,326

Costs and expenses:
Drilling services	59,957	35,315	164,409	107,880
Production services	29,196	16,638	73,688	50,260
Depreciation and amortization	30,847	26,952	89,275	78,467
Selling, general and administrative	13,030	8,892	36,760	27,870
Bad debt recovery	(22)	(1,409)	(104)	(1,713)

Total costs and expenses	133,008	86,388	364,028	262,764

Income (loss) from operations	2,536	(12,022)	(25,436)	(18,438)

Other (expense) income:
Interest expense	(7,596)	(1,839)	(18,811)	(5,555)
Interest income	23	43	65	182
Other	845	222	1,644	847

Total other expense	(6,728)	(1,574)	(17,102)	(4,526)

Loss before income taxes	(4,192)	(13,596)	(42,538)	(22,964)
Income tax benefit	1,612	4,406	15,269	8,133

Net loss	$(2,580)	$(9,190)	$(27,269)	$(14,831)

Loss per common share—Basic	$(0.05)	$(0.18)	$(0.51)	$(0.30)

Loss per common share—Diluted	$(0.05)	$(0.18)	$(0.51)	$(0.30)

Weighted average number of shares outstanding—Basic	53,811	49,845	53,770	49,831

Weighted average number of shares outstanding—Diluted	53,811	49,845	53,770	49,831

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,269)	$(14,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,275	78,467
Allowance for doubtful accounts	(76)	(1,237)
Gain on dispositions of property and equipment	(1,201)	(84)
Stock-based compensation expense	5,238	5,561
Amortization of debt issuance costs and discount	1,870	498
Deferred income taxes	(14,339)	7,292
Change in other assets	(2,004)	563
Change in non-current liabilities	2,430	(1,169)
Changes in current assets and liabilities:
Receivables	(14,361)	42,208
Inventory	(3,048)	(876)
Prepaid expenses & other current assets	(1,643)	5,651
Accounts payable	9,823	(2,553)
Prepaid drilling contracts	3,260	(1,171)
Accrued expenses	12,807	(8,253)

Net cash provided by operating activities	60,762	110,066

Cash flows from investing activities:
Acquisition of Tiger Wireline, Inc.	(1,340)	—
Purchases of property and equipment	(99,909)	(67,058)
Proceeds from sale of property and equipment	2,199	608
Proceeds from insurance recoveries	—	36

Net cash used in investing activities	(99,050)	(66,414)

Cash flows from financing activities:
Debt repayments	(246,606)	(17,060)
Proceeds from issuance of debt	266,375	—
Debt issuance costs	(4,844)	(77)
Proceeds from exercise of options	18	—
Purchase of treasury stock	(130)	(31)

Net cash provided by (used in) financing activities	14,813	(17,168)

Net (decrease) increase in cash and cash equivalents	(23,475)	26,484
Beginning cash and cash equivalents	40,379	26,821

Ending cash and cash equivalents	$16,904	$53,305

Supplementary disclosure:
Interest paid	$16,604	$5,426
Income tax refunded	$(40,100)	$(8,852)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Business and Basis of Presentation

Pioneer Drilling Company and subsidiaries provide drilling and production services to our customers in select oil and natural gas exploration and production regions in the United States and Colombia. Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	19
East Texas	16
North Dakota	9
North Texas	3
Utah	3
Oklahoma	6
Appalachia	7
Colombia	8

As of October 22, 2010, 48 drilling rigs are operating under drilling contracts. We have 17 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division location due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. During the second quarter of 2009, we established our Appalachia drilling division location and now have seven drilling rigs operating in the Marcellus Shale. We have eight drilling rigs operating under drilling contracts in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.

Our Production Services Division provides a range of well services to exploration and production companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs and one 400 horsepower rig. As of October 22, 2010, all our workover rigs are operating or are being actively marketed, with month to date utilization of approximately 90%. We provide wireline services with a fleet of 81 wireline units and rental services with approximately $13.2 million of fishing and rental tools.

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

In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after September 30, 2010, through the filing of this Form 10-Q, for inclusion as necessary.

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

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. As of October 22, 2010, we had 31 contracts with terms of six months to three years in duration, of which 13 will expire by April 22, 2011, nine will expire by October 22, 2011, two will expire by April 22, 2012 and seven have a remaining term in excess of 18 months. In addition, we have one rig under contract that we expect will begin operating in late November 2010 with a six month term.

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

Restricted Cash

As of September 30, 2010, we had restricted cash in the amount of $2.0 million held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $0.7 million payable over the remaining three years from the escrow account. Restricted cash of $0.7 million and $1.3 million is recorded in other current assets and other long-term assets, respectively. The associated obligation of $0.7 million and $1.3 million is recorded in accrued expenses and other long-term liabilities, respectively.

Inventories

Inventories primarily consist of drilling rig replacement parts and supplies held for use by our Drilling Services Division’s operations and supplies held for use by our Production Services Division’s operations. Inventories are valued at the lower of cost (first in, first out or actual) or market value.

Investments

Other long-term assets include investments in tax exempt, auction rate preferred securities (ARPS). Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of September 30, 2010 because of our inability to determine the recovery period of our investments.

At September 30, 2010, we held $15.9 million (par value) of ARPSs, which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs had historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. We may not be able to access the funds we invested in our ARPSs without a loss of principal, unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPSs without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPSs prior to recovery, as our liquidity needs are expected to be met with cash flows from operating activities and our senior secured revolving credit facility. See Note 3 “Long-term Debt” below regarding compliance with the covenants in our credit agreement.

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

Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at September 30, 2010 was $12.6 million compared with a par value of $15.9 million. The $3.3 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). As of June 30, 2010, we had recorded a total fair value discount of $2.9 million, of which $2.7 million of this fair value discount was recognized during 2009 and 2008. During the three months ended September 30, 2010 we recorded an unrealized loss of $0.4 million. There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the change in the fair value of our ARPSs, net of tax, for the three and nine months ended September 30, 2010 and 2009. The following table sets forth the components of comprehensive loss (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(2,580)	$(9,190)	$(27,269)	$(14,831)
Other comprehensive loss—unrealized loss on ARPS securities	(241)	(10)	(360)	(779)

Comprehensive loss	$(2,821)	$(9,200)	$(27,629)	$(15,610)

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

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average expected volatility	64%	61%	62%	58%
Weighted-average risk-free interest rates	1.8%	2.5%	2.6%	2.1%
Weighted-average expected life in years	5.00	5.00	5.61	5.48
Options granted	53,000	42,000	787,200	1,526,550
Weighted-average grant-date fair value	$3.28	$2.84	$4.91	$2.09

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

During the three and nine months ended September 30, 2010, 1,500 and 4,600 options were exercised, respectively. There were no stock options exercised during the nine months ended September 30, 2009. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows.

The following table summarizes the compensation expense recognized for stock option awards during the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling, general and administrative expense	$1,119	$992	$3,243	$3,293
Operating costs	139	188	430	779

	$1,258	$1,180	$3,673	$4,072

Restricted Stock

We grant restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, shares of our common stock are considered issued, but subject to certain restrictions.

We granted 66,224 restricted stock awards during the nine months ended September 30, 2010, with a weighted-average grant date price of $6.04. During the nine months ended September 30, 2009, we granted 326,748 restricted stock awards with a weighted-average grant date price of $4.23. There were no restricted stock awards granted during the three month periods ended September 30, 2010 and 2009.

The following table summarizes the compensation expense recognized for restricted stock awards during the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling, general and administrative expense	$329	$420	$920	$1,247
Operating costs	52	72	128	242

	$381	$492	$1,048	$1,489

Restricted Stock Units

We grant restricted stock unit awards with vesting based on time of service conditions only, and we grant restricted stock unit awards with vesting based on time of service and performance conditions. Shares of our common stock are issued to recipients of restricted stock units only when they have satisfied the applicable vesting conditions.

During the nine months ended September 30, 2010, we granted restricted stock unit awards with vesting based on time of service conditions. These restricted stock unit awards vest over a three-year period and represent 72,120 shares of common stock. The fair value of these restricted stock unit awards is based on the closing price of our common stock on the date of grant.

During the nine months ended September 30, 2010, we also granted restricted stock unit awards with vesting based on time of service and performance conditions. These restricted stock unit awards vest over a three-year period and represent 116,808 estimated shares of our common stock. The fair value of these restricted stock unit awards is computed based on the closing price of our common stock on the date of grant and the estimated number of shares of common stock. The estimated number of shares of common stock will be adjusted based on our actual achievement levels that are measured against predetermined performance conditions. Compensation cost ultimately recognized is equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.

There were no restricted stock unit awards granted during the three months ended September 30, 2010. The restricted stock units awarded during the nine months ended September 30, 2010 represented common stock with a weighted-average grant date price of $8.86. We did not grant any restricted stock unit awards prior to 2010.

The following table summarizes the compensation expense recognized for restricted stock unit awards during the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Selling, general and administrative expense	$142	$445
Operating costs	25	72

	$167	$517

Related-Party Transactions

Our Chief Executive Officer, President of Drilling Services Division, Senior Vice President of Drilling Services Division—Marketing, and a Vice President of Drilling Services Division—Operations occasionally own a 1% to 5% working interest in oil and gas wells that we drill for one of our customers. These individuals did not own a working interest in any wells that we drilled for this customer during either the nine month periods ended September 30, 2010 or 2009.

In connection with the acquisitions of the production services businesses from WEDGE Group Incorporated (“WEDGE”) and Competition on March 1, 2008, we have leases for various operating and office facilities with entities that are owned by former WEDGE employees and Competition employees that are now employees of our company. Rent expense for the nine months ended September 30, 2010 and 2009 was approximately $0.6 million and $0.5 million, respectively, for these related party leases.

We also have non-compete agreements with several former WEDGE, Competition and Tiger Wireline, Inc. employees that are now employees of our company. These non-compete agreements are recorded as intangible assets with a cost, net of accumulated amortization, of $0.4 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively.

We had aggregate purchases of $1.1 million and $0.4 million of goods and services during the nine months ended September 30, 2010 and 2009, respectively, from ten and twelve vendors, respectively, that are owned by company employees or family members of company employees.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior years have been reclassified to conform to the current year’s presentation.

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

3. Long-term Debt

Long-term debt as of September 30, 2010 and December 31, 2009 consists of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Senior secured revolving credit facility	$39,750	$257,500
Senior notes	239,850	—
Subordinated notes payable	3,246	4,387
Other	113	227

	282,959	262,114
Less current portion	(1,659)	(4,041)

	$281,300	$258,073

Senior Secured Revolving Credit Facility

We have a credit agreement, as amended, with Wells Fargo Bank, N.A. and a syndicate of lenders which provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $225 million, all of which matures on August 31, 2012 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary mandatory prepayments in respect of asset dispositions, debt incurrence and equity issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure, but in no event will reduce the borrowing availability under the Revolving Credit Facility to less than $225 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 3.50% to 6.00% and 2.50% to 5.00%, respectively. The LIBOR margin and bank prime rate margin in effect at October 22, 2010 are 5.5% and 4.5%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period. Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.

In March 2010, we made a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility, using the net proceeds from the issuance of our Senior Notes which is described below. We may choose to make additional principal payments to reduce the outstanding debt balance prior to maturity on August 31, 2012 when cash and working capital is sufficient. At October 22, 2010, we had $47.8 million outstanding under our Revolving Credit Facility and $9.2 million in committed letters of credit, which results in borrowing availability of $168.0 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At September 30, 2010, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 3.44 to 1.0, our senior consolidated leverage ratio was 0.56 to 1.0, and our interest coverage ratio was 3.92 to 1.0. In order to remain in compliance with our financial covenants, our borrowing availability under the Revolving Credit Facility was limited to an additional $136.5 million as of September 30, 2010. The financial covenants contained in our Revolving Credit Facility include the following:

•	A maximum total consolidated leverage ratio that cannot exceed:

•	5.00 to 1.00 as of the end of any fiscal quarter ending September 30, 2010 through June 30, 2011;

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	4.00 to 1.00 as of the end of any fiscal quarter ending June 30, 2012 and thereafter.

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed:

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2010;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2010;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2011;

•	4.00 to 1.00 as of the end of the fiscal quarter ending June 30, 2011;

•	3.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	3.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	3.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	3.00 to 1.00 as of the end of any fiscal quarter ended June 30, 2012 and thereafter.

•	A minimum interest coverage ratio that cannot be less than:

•	2.00 to 1.00 as of the end of any fiscal quarter ending September 30, 2010 through December 31, 2011; and

•	3.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2012 and thereafter.

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

At September 30, 2010, our senior consolidated leverage ratio was not greater than 2.50 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.

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

Senior Notes

On March 11, 2010, we issued $250 million of unregistered Senior Notes with a coupon interest rate of 9.875% that are due in 2018 (the “Senior Notes”). The Senior Notes were sold with an original issue discount of $10.6 million that was based on 95.75% of their face value, which will result in an effective yield to maturity of approximately 10.677%. On March 11, 2010, we received $234.8 million of net proceeds from the issuance of the Senior Notes after deductions were made for the $10.6 million of original issue discount and $4.6 million for underwriters’ fees and other debt offering costs. The net proceeds were used to repay a portion of the borrowings outstanding under our Revolving Credit Facility.

In accordance with a registration rights agreement with the holders of our Senior Notes, we filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission that became effective on September 2, 2010. This exchange offer registration statement enabled the holders of our Senior Notes to exchange their Senior Notes for publicly registered notes with substantially identical terms. References to the “Senior Notes” herein include the Senior Notes issued in the exchange offer.

The Senior Notes are reflected on our condensed consolidated balance sheet at September 30, 2010 with a carrying value of $239.9 million, which represents the $250 million face value net of the $10.1 million unamortized portion of original issue discount. The original issue discount is being amortized over the term of the Senior Notes based on the effective interest method. The Senior Notes will mature on March 15, 2018 with interest due semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2010. We have the option to redeem the Senior Notes, in whole or in part, at any time on or after March 15, 2014 in each case at the redemption price specified in the Indenture dated March 11, 2010 (the “Indenture”) together with any accrued and unpaid interest to the date of redemption. Prior to March 15, 2014, we may also redeem the Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, together with any accrued and unpaid interest to the date of redemption. In addition, prior to March 15, 2013, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus any accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing of the equity offering.

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

These covenants are subject to important exceptions and qualifications. We were in compliance with these covenants as of September 30, 2010. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries (see Note 9 “Guarantor/Non-Guarantor Condensed Consolidated Financial Statements”).

Subordinated Notes Payable and Other

In addition to amounts outstanding under our Revolving Credit Facility and Senior Notes, long-term debt includes subordinated notes payable to certain employees that are former shareholders of the production services businesses that were acquired by WEDGE prior to our acquisition of WEDGE on March 1, 2008, a subordinated note payable to an employee that is a former shareholder of Competition and three subordinated notes payable to certain employees that are former shareholders of Paltec, Inc., Pettus Well Service and Tiger Wireline, Inc. These subordinated notes payable have interest rates ranging from 5.4% to 14%, require quarterly or annual payments of principal and interest and have final maturity dates ranging from November 2010 to April 2013. The aggregate outstanding balance of these subordinated notes payable was $3.2 million as of September 30, 2010.

Other debt represents a financing arrangement for computer software with an outstanding balance of $0.1 million at September 30, 2010.

Debt Issuance Costs

Costs incurred in connection with our Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in August 2012. Costs incurred in connection with the issuance of our Senior Notes were capitalized and are being amortized using the straight-line method over the term of the Senior Notes which mature in March 2018. Capitalized debt costs related to the issuance of our long-term debt were approximately $7.2 million and $3.8 million as of September 30, 2010 and December 31, 2009, respectively. We recognized approximately $1.4 million and $0.5 million of associated amortization during the nine months ended September 30, 2010 and 2009, respectively.

4. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, trade receivables, trade payables and long-term debt. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis based on observable inputs for similar types of debt instruments represents level 2 inputs as defined by ASC Topic 820 (formerly SFAS No. 157). The following table presents the supplemental fair value information about long-term debt at September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$282,959	$301,284	$262,114	$262,429

5. Commitments and Contingencies

In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $54.0 million relating to our performance under these bonds.

The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities. The tax will be assessed on an entity’s net equity, measured on a Colombian tax basis as of January 1, 2011, and will be payable in eight semi-annual installments from 2011through 2014. Based on our estimate of our Colombian operations’ forecasted net equity, as defined, we believe our total net-worth tax obligation will be between $5.3 million and $6.3 million. In January 2011, the actual net-worth tax obligation will be determinable and recognized in full in other expense in our consolidated statement of operations and in other accrued expenses and other long-term liabilities on our consolidated balance sheet.

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

6. Earnings (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic loss per share and diluted loss per share computations (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic
Net loss	$(2,580)	$(9,190)	(27,269)	$(14,831)

Weighted average shares	53,811	49,845	53,770	49,831

Loss per share	$(0.05)	$(0.18)	$(0.51)	$(0.30)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted
Net loss	$(2,580)	$(9,190)	$(27,269)	$(14,831)

Weighted average shares:
Outstanding	53,811	49,845	53,770	49,831
Diluted effect of stock options	—	—	—	—

	53,811	49,845	53,770	49,831

Loss per share	$(0.05)	$(0.18)	$(0.51)	$(0.30)

Outstanding stock options, restricted stock and restricted stock unit awards representing 644,866 and 780,472 shares of common stock were excluded from the diluted loss per share calculations for the three and nine month periods ended September 30, 2010, because the effect of their inclusion would be antidilutive. Outstanding stock options and restricted stock awards representing a total of 254,115 shares of common stock were excluded from the diluted loss per share calculations for the three month period ended September 30, 2009, and outstanding stock options and restricted stock awards representing a total of 188,313 shares of common stock were excluded from the diluted loss per share calculations for the nine month period ended September 30, 2009, because the effect of their inclusion would be antidilutive.

7. Equity Transactions

Our employees exercised stock options for the purchase of 1,500 and 4,600 shares of common stock during the three and nine month periods ended September 30, 2010, respectively. All stock options exercised during the nine months ended September 30, 2010 had a weighted-average exercise price of $3.84 per share. There were no stock options exercised during the nine month period ended September 30, 2009.

8. Segment Information

At September 30, 2010, we had two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance.

Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs that are assigned to the following locations:

Drilling Division Locations	Rig Count
South Texas	19
East Texas	16
North Dakota	9
North Texas	3
Utah	3
Oklahoma	6
Appalachia	7
Colombia	8

Production Services Division—Our Production Services Division provides a range of well services to oil and gas exploration and production companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 74 workover rigs consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs and one 400 horsepower rig. We provide wireline services with a fleet of 81 wireline units and rental services with approximately $13.2 million of fishing and rental tools.

The following tables set forth certain financial information for our two operating segments and corporate for the three months ended September 30, 2010 and 2009 (amounts in thousands):

	As of and for the Three Months Ended September 30, 2010
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$577,899	$253,867	$25,310	$857,076

Revenues	$85,667	$49,877	$—	$135,544
Operating costs	59,957	29,196	—	89,153

Segment margin	$25,710	$20,681	$—	$46,391

Depreciation and amortization	$23,756	$6,734	$357	$30,847
Capital expenditures	$25,328	$7,765	$254	$33,347

	As of and for the Three Months Ended September 30, 2009
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$540,413	$228,832	$29,748	$798,993

Revenues	$48,084	$26,282	$—	$74,366
Operating costs	35,315	16,638	—	51,953

Segment margin	$12,769	$9,644	$—	$22,413

Depreciation and amortization	$20,649	$5,929	$374	$26,952
Capital expenditures	$16,876	$2,298	$67	$19,241

The following tables set forth certain financial information for our two operating segments and corporate for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

	As of and for the Nine Months Ended September 30, 2010
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$577,899	$253,867	$25,310	$857,076

Revenues	$217,580	$121,012	$—	$338,592
Operating costs	164,409	73,688	—	238,097

Segment margin	$53,171	$47,324	$—	$100,495

Depreciation and amortization	$68,805	$19,423	$1,047	$89,275
Capital expenditures	$95,794	$20,766	$418	$116,978

	As of and for the Nine Months Ended September 30, 2009
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$540,413	$228,832	$29,748	$798,993

Revenues	$165,170	$79,156	$—	$244,326
Operating costs	107,880	50,260	—	158,140

Segment margin	$57,290	$28,896	$—	$86,186

Depreciation and amortization	$59,774	$17,556	$1,137	$78,467
Capital expenditures	$53,867	$9,929	$665	$64,461

The following table reconciles the segment profits reported above to income (loss) from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment margin	$46,391	$22,413	$100,495	$86,186
Depreciation and amortization	(30,847)	(26,952)	(89,275)	(78,467)
Selling, general and administrative	(13,030)	(8,892)	(36,760)	(27,870)
Bad debt recovery (expense)	22	1,409	104	1,713

Income (loss) from operations	$2,536	$(12,022)	$(25,436)	$(18,438)

The following table sets forth certain financial information for our international operations in Colombia which is included in our Drilling Services Division (amounts in thousands):

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2010	2009	2010	2009
Identifiable assets	$162,464	$113,605	$162,464	$113,605

Revenues	$24,800	$14,525	$60,866	$39,321

Identifiable assets as of September 30, 2010 and 2009 include five drilling rigs that are owned by our Colombia subsidiary. Identifiable assets as of September 30, 2010 include an additional three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

9. Guarantor/Non-Guarantor Condensed Consolidated Financial Statements

Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and certain of our future domestic subsidiaries. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of September 30, 2010, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,000	$(43,516)	$5,420	$—	$16,904
Receivables	—	71,436	24,594	(845)	95,185
Intercompany receivable (payable)	(117,414)	127,362	(9,948)	—	—
Deferred income taxes	—	5,808	6,635	—	12,443
Inventory	—	2,912	5,671	—	8,583
Prepaid expenses and other current assets	1,077	2,358	4,407	—	7,842

Total current assets	(61,337)	166,360	36,779	(845)	140,957

Net property and equipment	1,716	572,092	94,104	(750)	667,162
Investment in subsidiaries	708,853	115,626	—	(824,479)	—
Intangible assets, net of amortization	549	22,569	—	—	23,118
Noncurrent deferred income taxes	11,009	—	—	(11,009)	—
Other long-term assets	21,143	1,560	3,136	—	25,839

Total assets	$681,933	$878,207	$134,019	$(837,083)	$857,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$420	$34,511	$7,337	(845)	$41,423
Current portion of long-term debt	113	1,546	—	—	1,659
Prepaid drilling contracts	—	999	2,669	—	3,668
Accrued expenses	2,433	34,069	4,616	—	41,118

Total current liabilities	2,966	71,125	14,622	(845)	87,868
Long-term debt, less current portion	279,600	1,700	—		281,300
Other long-term liabilities	—	5,546	3,342	—	8,888
Deferred income taxes	—	90,983	429	(11,009)	80,403

Total liabilities	282,566	169,354	18,393	(11,854)	458,459
Total shareholders’ equity	399,367	708,853	115,626	(825,229)	398,617

Total liabilities and shareholders’ equity	$681,933	$878,207	$134,019	$(837,083)	$857,076

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,958	$20,678	$9,743	$—	$40,379
Receivables	—	76,490	4,977	—	81,467
Intercompany receivable (payable)	(66,076)	66,297	(221)	—	—
Deferred income taxes	—	3,909	1,651	—	5,560
Inventory	—	1,791	3,744	—	5,535
Prepaid expenses and other current assets	874	3,358	1,967	—	6,199

Total current assets	(55,244)	172,523	21,861	—	139,140

Net property and equipment	1,898	550,730	85,143	(749)	637,022
Investment in subsidiaries	712,983	104,256	—	(817,239)	—
Intangible assets, net of amortization	863	24,530	—	—	25,393
Noncurrent deferred income taxes	980	—	2,339	(980)	2,339
Other long-term assets	18,957	1,611	493	—	21,061

Total assets	$680,437	$853,650	$109,836	$(818,968)	$824,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286	$12,277	$2,761	$—	$15,324
Current portion of long-term debt	2,100	1,941	—	—	4,041
Prepaid drilling contracts	—	324	84	—	408
Accrued expenses	226	26,070	2,735	—	29,031

Total current liabilities	2,612	40,612	5,580	—	48,804
Long-term debt, less current portion	255,628	2,445	—	—	258,073
Other long-term liabilities	—	6,457	—	—	6,457
Deferred income taxes	—	91,153	—	(980)	90,173

Total liabilities	258,240	140,667	5,580	(980)	403,507
Total shareholders’ equity	422,197	712,983	104,256	(817,988)	421,448

Total liabilities and shareholders’ equity	$680,437	$853,650	$109,836	$(818,968)	$824,955

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:	$—	$110,744	$24,800	$—	$135,544

Costs and expenses:
Operating costs	—	70,423	18,730	—	89,153
Depreciation and amortization	357	28,175	2,315	—	30,847
Selling, general and administrative	3,815	8,700	605	(90)	13,030
Intercompany leasing	—	(1,228)	1,228	—	—
Bad debt recovery	—	(22)	—	—	(22)

Total costs and expenses	4,172	106,048	22,878	(90)	133,008

Income (loss) from operations	(4,172)	4,696	1,922	90	2,536

Other income (expense):
Equity in earnings of subsidiaries	(688)	2,358	—	(1,670)	—
Interest expense	(7,497)	(98)	(1)	—	(7,596)
Interest income	—	16	7	—	23
Other	—	200	735	(90)	845

Total other income (expense)	(8,185)	2,476	741	(1,760)	(6,728)

Loss before income taxes	(12,357)	7,172	2,663	(1,670)	(4,192)
Income tax benefit (expense)	9,777	(7,860)	(305)	—	1,612

Net earnings (loss)	$(2,580)	$(688)	$2,358	$(1,670)	$(2,580)

	Three Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:	$—	$59,841	$14,525	$—	$74,366

Costs and expenses:
Operating costs	—	40,364	11,681	(92)	51,953
Depreciation and amortization	367	24,646	1,939	—	26,952
Selling, general and administrative	2,922	5,987	337	(354)	8,892
Bad debt recovery	—	(1,409)	—	—	(1,409)

Total costs and expenses	3,289	69,588	13,957	(446)	86,388

Income (loss) from operations	(3,289)	(9,747)	568	446	(12,022)

Other income (expense):
Equity in earnings of subsidiaries	(4,460)	365	—	4,095	—
Interest expense	(1,705)	(133)	(1)	—	(1,839)
Interest income	—	21	22	—	43
Other	264	362	42	(446)	222

Total other income (expense)	(5,901)	615	63	3,649	(1,574)

Income (loss) before income taxes	(9,190)	(9,132)	631	4,095	(13,596)
Income tax benefit (expense)	—	4,672	(266)	—	4,406

Net earnings (loss)	$(9,190)	$(4,460)	$365	$4,095	$(9,190)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:	$—	$277,726	$60,866	$—	$338,592

Costs and expenses:
Operating costs	—	189,540	48,557	—	238,097
Depreciation and amortization	1,047	81,363	6,865	—	89,275
Selling, general and administrative	10,918	24,134	1,978	(270)	36,760
Intercompany leasing	—	(3,108)	3,108	—	—
Bad debt recovery	—	(104)	—	—	(104)

Total costs and expenses	11,965	291,825	60,508	(270)	364,028

Income (loss) from operations	(11,965)	(14,099)	358	270	(25,436)

Other income (expense):
Equity in earnings of subsidiaries	(6,600)	2,452	—	4,148	—
Interest expense	(18,481)	(311)	(19)	—	(18,811)
Interest income	—	49	16	—	65
Other	—	581	1,333	(270)	1,644

Total other income (expense)	(25,081)	2,771	1,330	3,878	(17,102)

Income (loss) before income taxes	(37,046)	(11,328)	1,688	4,148	(42,538)
Income tax benefit (expense)	9,777	4,728	764	—	15,269

Net earnings (loss)	$(27,269)	$(6,600)	$2,452	$4,148	$(27,269)

	Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:	$—	$205,006	$39,320	$—	$244,326

Costs and expenses:
Operating costs	—	129,670	28,749	(279)	158,140
Depreciation and amortization	1,115	71,579	5,773	—	78,467
Selling, general and administrative	9,273	18,752	907	(1,062)	27,870
Bad debt recovery	—	(1,713)	—	—	(1,713)

Total costs and expenses	10,388	218,288	35,429	(1,341)	262,764

Income (loss) from operations	(10,388)	(13,282)	3,891	1,341	(18,438)

Other income (expense):
Equity in earnings of subsidiaries	(112)	3,556	—	(3,444)	—
Interest expense	(5,124)	(430)	(38)	37	(5,555)
Interest income	1	91	127	(37)	182
Other	792	1,092	304	(1,341)	847

Total other income (expense)	(4,443)	4,309	393	(4,785)	(4,526)

Income (loss) before income taxes	(14,831)	(8,973)	4,284	(3,444)	(22,964)
Income tax benefit (expense)	—	8,861	(728)	—	8,133

Net earnings (loss)	$(14,831)	$(112)	$3,556	$(3,444)	$(14,831)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:	$28,905	$21,197	$10,660	$—	$60,762

Cash flows from investing activities:
Acquisition of Tiger Wireline, Inc.	—	(1,340)	—	—	(1,340)
Purchases of property and equipment	(418)	(84,467)	(15,024)	—	(99,909)
Proceeds from sale of property and equipment	—	2,158	41	—	2,199
Proceeds from insurance recoveries	—	—	—	—	—

	(418)	(83,649)	(14,983)	—	(99,050)

Cash flows from financing activities:
Debt repayments	(244,864)	(1,742)	—	—	(246,606)
Proceeds from issuance of debt	266,375	—	—	—	266,375
Debt issuance costs	(4,844)	—	—	—	(4,844)
Proceeds from exercise of options	18	—	—	—	18
Purchase of treasury stock	(130)	—	—	—	(130)

	16,555	(1,742)	—	—	14,813

Net increase (decrease) in cash and cash equivalents	45,042	(64,194)	(4,323)	—	(23,475)
Beginning cash and cash equivalents	9,958	20,678	9,743	—	40,379

Ending cash and cash equivalents	$55,000	$(43,516)	$5,420	$—	$16,904

	Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:	$5,848	$100,632	$3,586	$—	$110,066

Cash flows from investing activities:
Purchases of property and equipment	(665)	(62,210)	(4,183)	—	(67,058)
Proceeds from sale of property and equipment	561	—	47	—	608
Proceeds from insurance recoveries	36	—	—	—	36

	(68)	(62,210)	(4,136)	—	(66,414)

Cash flows from financing activities:
Debt repayments	(15,114)	(1,946)	—	—	(17,060)
Debt issuance costs	(77)	—	—	—	(77)
Purchase of treasury stock	(31)	—	—	—	(31)

	(15,222)	(1,946)	—	—	(17,168)

Net increase (decrease) in cash and cash equivalents	(9,442)	36,476	(550)	—	26,484
Beginning cash and cash equivalents	858	13,896	12,067	—	26,821

Ending cash and cash equivalents	$(8,584)	$50,372	$11,517	$—	$53,305

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, future compliance with covenants under our senior secured revolving credit facility and our senior notes, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our Annual Report on Form 10-K for the year ended December 31, 2009 or in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 could also have a material adverse effect on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. Pioneer Drilling Company was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Our business has grown through acquisitions and through organic growth. Over the last 10 years, we have significantly expanded our drilling rig fleet by adding 35 rigs through acquisitions and by adding 31 rigs through the construction of rigs from new and used components. We significantly expanded our service offerings in March 2008, when we acquired the production services businesses of WEDGE Group Incorporated (“WEDGE”) and Prairie Investors d/b/a Competition Wireline (“Competition”), which provide well services, wireline services and fishing and rental services. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet the multiple service needs of our customers.

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

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	19
East Texas	16
North Dakota	9
North Texas	3
Utah	3
Oklahoma	6
Appalachia	7
Colombia	8

As of October 22, 2010, 48 drilling rigs are operating under drilling contracts. We have 17 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division location due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. During the second quarter of 2009, we established our Appalachia drilling division location and now have seven drilling rigs operating in the Marcellus Shale. We have eight drilling rigs operating under drilling contracts in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed.

•

Production Services Division—Our Production Services Division provides a range of well services to oil and gas exploration and production companies, including workover services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our fleet of 74 workover rigs in nine locations to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have a premium workover rig fleet consisting of sixty-nine 550 horsepower rigs, four 600 horsepower rigs and one 400 horsepower rig. As of October 22, 2010, all our workover rigs are operating or are being actively marketed, with month to date utilization of approximately 90%.

•

Wireline Services. In order for oil and gas companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. During the current year, we have acquired 17 additional wireline units, resulting in a total of 81 wireline units in 20 locations, as of October 22, 2010.

•

Fishing and Rental Services. During drilling operations, oil and gas companies frequently need to rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of September 30, 2010 our fishing and rental tools have a gross book value of $13.2 million.

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

Market Conditions in Our Industry

Demand for oilfield services offered by our industry is a function of our customers’ willingness to make operating expenditures and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected levels of oil and natural gas prices.

From 2004 through 2008, domestic exploration and production spending increased as oil and natural gas prices increased. Since late 2008, there has been substantial volatility and a decline in oil and natural gas prices due to the downturn in the global economic environment. In response, our customers curtailed their drilling programs and reduced their production activities, particularly in natural gas producing regions, which has resulted in a decrease in demand for certain of our drilling rigs and production services equipment and a reduction in revenue rates and utilization. In addition, there has been uncertainty in the capital markets and access to financing has been limited. These conditions have adversely affected our business environment. Certain of our customers could experience an inability to pay suppliers in the event they are unable to access the capital markets to fund their business operations. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A—“Risk Factors” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

With increasing oil and natural gas prices through 2010, exploration and production companies have modestly increased their exploration budgets for 2010 as compared to 2009. Industry rig utilization and revenue rates have improved during the nine months ended September 30, 2010 and we expect modest increases for the remainder of 2010 as compared to 2009, particularly in oil-producing regions and in certain shale regions.

On October 22, 2010, the spot price for West Texas Intermediate crude oil was $81.16, the spot price for Henry Hub natural gas was $3.19 and the Baker Hughes land rig count was 1,630, a 63% increase from 1,003 on October 23, 2009. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic workover rig count for the nine months ended September 30, 2010 and the years ended September 30, 2010, 2009, 2008, 2007, and 2006 were:

	Nine Months Ended September 30, 2010	Years ended September 30,
		2010	2009	2008	2007	2006
Oil (West Texas Intermediate)	$77.31	$76.82	$57.38	$108.31	$64.87	$66.19

Natural Gas (Henry Hub)	$4.56	$4.45	$4.39	$8.96	$6.85	$7.97

U.S. Land Rig Count	1,438	1,342	1,226	1,764	1,646	1,479

U.S. Workover Rig Count	1,816	1,768	1,965	2,499	2,383	2,334

As represented in the table above, increases in oil and natural gas prices from 2004 to late 2008 resulted in corresponding increases in the U.S. land rig counts and U.S. workover rig counts, while declines in prices from late 2008 to late 2009 led to decreases in the U.S. land rig counts and U.S. workover rig counts. Since late 2009, increases in oil and natural gas prices have caused modest increases in exploration and production spending and the corresponding increases in drilling and well services activities is reflected by increases in the U.S. land rig counts and the U.S. workover rig counts.

Our business is influenced substantially by both operating and capital expenditures by exploration and production companies. Exploration and production spending is generally categorized as either a capital expenditure or operating expenditure.

Capital expenditures by oil and gas companies tend to be relatively sensitive to volatility in oil or natural gas prices because project decisions are tied to a return on investment spanning a number of years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate in the amount of time required to plan and execute a capital expenditure project (such as the drilling of a deep well). When commodity prices are depressed for long periods of time, capital expenditure projects are routinely deferred until expected prices return to an acceptable level.

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

•

Increase our Exposure to Oil-Driven Drilling Activity. We have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and actively seeking contracts with oil-focused producers. Currently, 58% of both our working drilling rigs and our workover rigs are operating on wells that are targeting or producing oil. We believe that by targeting a balanced mix of oil and natural gas oriented activities over time, we can lessen our exposure to fluctuations in capital spending associated with changes in any single commodity price. We believe that our flexible rig fleet and production services assets allow us to target both natural gas- and oil-focused opportunities.

•

Selectively Expand our International Operations. In early 2007, we announced our intention to selectively expand internationally and began a relationship with Ecopetrol S.A. in Colombia after a comprehensive review of international opportunities wherein we determined that Colombia offered an attractive mix of favorable business conditions, political stability, and a long-term commitment to expanding national oil and gas production. We now have eight drilling rigs operating under term drilling contracts in Colombia. We are continuously evaluating additional international expansion opportunities and intend to target international markets that share the favorable characteristics of our Colombian operations and which would allow us to deploy sufficient assets in order to realize economies of scale.

•

Continue Growth with Select Capital Deployment. We intend to invest in the growth of our business by continuing to strategically upgrade our existing assets, selectively engaging in new-build opportunities, and potentially making selective acquisitions. Our capital investment decisions are determined by an analysis of the projected return on capital employed. For significant capital expenditures, we have customarily identified the incremental revenue associated with the opportunity and secured use of the asset through contracts whenever possible. In addition to analyzing return on capital employed, we also require expenditures to be consistent with our strategic objectives. For example, we established our Appalachia drilling division location in 2009 to supply drilling rigs to the rapidly growing demand in the Marcellus Shale and began our operations in Colombia in 2007 to diversify our operations into the international market.

Liquidity and Capital Resources

Sources of Capital Resources

Our principal liquidity requirements have been for working capital needs, capital expenditures and acquisitions. Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $16.9 million as of September 30, 2010); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”). Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $225 million, all of which matures on August 31, 2012. At October 22, 2010, we had $47.8 million outstanding under our Revolving Credit Facility and $9.2 million in committed letters of credit, which results in borrowing availability of $168.0 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the

Revolving Credit Facility. In order to remain in compliance with our financial covenants, our borrowing availability under the Revolving Credit Facility was limited to an additional $136.5 million as of September 30, 2010. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes. We presently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.

On March 11, 2010, we issued $250 million of 9.875% unregistered senior notes due 2018 (the “Senior Notes”), and received $234.8 million net proceeds, after deducting the original issue discount, underwriters’ fees and other debt offering costs, which were used to reduce the outstanding debt balance under our Revolving Credit Facility. The Senior Notes will mature on March 15, 2018 with interest due semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2010. We have the option to redeem the Senior Notes, in whole or in part, at any time on or after March 15, 2014 in each case at the redemption price specified in the Indenture dated March 11, 2010 (the “Indenture”) together with any accrued and unpaid interest to the date of redemption. Prior to March 15, 2014, we may also redeem the Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, together with any accrued and unpaid interest to the date of redemption. In addition, prior to March 15, 2013, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus any accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing of the equity offering. In accordance with a registration rights agreement with the holders of our Senior Notes, we filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission that became effective on September 2, 2010. This exchange offer registration statement enabled the holders of our Senior Notes to exchange their Senior Notes for publicly registered notes with substantially identical terms. References to the “Senior Notes” herein include the Senior Notes issued in the exchange offer.

In July 2009, we filed a shelf registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. In November 2009, we obtained $24.0 million in net proceeds when we sold 3,820,000 shares of our common stock at $6.75 per share, less underwriters’ commissions, pursuant to a public offering under the $300 million shelf registration statement. The remaining availability under the $300 million shelf registration statement for equity or debt offerings is $274.2 million as of October 22, 2010. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.

At September 30, 2010, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (ARPS), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs had historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPSs without loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more-likely-than-not that we will not have to sell our ARPSs prior to recovery, as our liquidity needs are expected to be met with cash flows from operating activities and borrowings under our Revolving Credit Facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at September 30, 2010 was $12.6 million compared with a par value of $15.9 million. The $3.3 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other-than-temporary. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of September 30, 2010 because of our inability to determine the recovery period of our investments.

Uses of Capital Resources

For the nine months ended September 30, 2010, we had $117.0 million of additions to our property and equipment. The remaining capital expenditure budget approved for fiscal year 2010 is approximately $43.6 million, comprised of routine capital expenditures of approximately $15.5 million, non-routine capital expenditures of approximately $27.5 million and approximately $0.6 million for previously approved capital expenditures from 2009. A portion of the 2010 approved capital expenditure budget will carryover for expenditure in fiscal year 2011. Capital expenditures for 2010 represent routine capital expenditures necessary to keep our equipment in safe and efficient working order and discretionary capital expenditures for new equipment or upgrades of existing equipment when necessary to obtain new contracts and customers. We expect to fund these capital expenditures primarily from operating cash flow in excess of our working capital and other normal cash flow requirements and availability under our Revolving Credit Facility. In addition, as appropriate, we may consider equity or debt offerings to meet our liquidity needs.

Working Capital

Our working capital was $53.1 million at September 30, 2010, compared to $90.3 million at December 31, 2009. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.6 at September 30, 2010 compared to 2.9 at December 31, 2009.

Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.

The changes in the components of our working capital were as follows:

	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$16,904	$40,379	$(23,475)
Receivables
Trade, net	67,745	26,648	41,097
Unbilled	20,089	8,586	11,503
Insurance recoveries	4,322	5,107	(785)
Income taxes	3,029	41,126	(38,097)
Deferred income taxes	12,443	5,560	6,883
Inventory	8,583	5,535	3,048
Prepaid expenses and other current assets	7,842	6,199	1,643

Current assets	140,957	139,140	1,817

Accounts payable	41,423	15,324	26,099
Current portion of long-term debt	1,659	4,041	(2,382)
Prepaid drilling contracts	3,668	408	3,260
Accrued expenses:
Employee related employee costs	18,306	7,740	10,566
Insurance premiums and deductibles	9,110	8,615	495
Insurance claims and settlements	4,322	5,042	(720)
Other	9,380	7,634	1,746

Current liabilities	87,868	48,804	39,064

Working capital	$53,089	$90,336	$(37,247)

The decrease in cash and cash equivalents was primarily due to $99.9 million used for purchases of property and equipment, offset by cash provided by operations of $60.8 million and $17.0 million additional borrowing under our Revolving Credit Facility during the nine months ended September 30, 2010.

The increases in our trade receivables and unbilled revenues as of September 30, 2010 as compared to December 31, 2009 were due to the increase in revenues of $54.3 million, or 67%, for the quarter ended September 30, 2010 as compared to the quarter ended December 31, 2009, and due to the timing of the billing and collection cycles for new long-term drilling contracts in Colombia.

Income taxes receivable as of December 31, 2009 primarily related to net operating losses recognized during 2009. We applied our net operating losses against taxable income that we recognized in prior years which resulted in a federal tax refund. Our income taxes receivable decreased at September 30, 2010, as we received a federal income tax refund of $40.6 million in April 2010 primarily related to the carry-back of our 2009 net operating losses.

The increase in deferred income taxes is due to the movement of our deferred tax assets related to net operating losses for our Colombian operations from long-term to current. We now expect to realize the deferred tax assets in the short-term due to the increase in our Colombian operations through 2010.

The increase in inventory at September 30, 2010 as compared to December 31, 2009 was primarily due to the expansion of our operations in Colombia. We maintain inventories of replacement parts and supplies for our drilling rigs operating in Colombia to ensure efficient operations in geographically remote areas. We exported our seventh and eighth drilling rigs to Colombia during the nine months ended September 30, 2010, accounting for $1.9 million of the increase in inventory. The remaining increase in inventory is due to the expansion of our domestic wireline services operations during 2010.

The increase in prepaid expenses and other current assets at September 30, 2010 as compared to December 31, 2009 is primarily due to an increase in deferred mobilization costs for drilling rigs that began new long-term drilling contracts during the nine months ended September 30, 2010. These deferred mobilization costs will be amortized over the contract term. The overall increase in prepaid expenses and other current assets was partially offset by a decrease in prepaid insurance. We renew and prepay most of our insurance premiums in late October of each year and some in April of each year. As of September 30, 2010, we had amortization of eleven months of these October insurance premiums, as compared to two months of amortization as of December 31, 2009.

The increase in accounts payable at September 30, 2010 as compared to December 31, 2009 is due to the overall increase in the demand for drilling, workover, wireline and fishing and rental services during the quarter ended September 30, 2010 as compared to the quarter ended December 31, 2009. Our operating costs increased $32.0 million, or 56%, during the third quarter of 2010 as compared to the fourth quarter of 2009. In addition, our capital expenditures increased for the quarter ended September 30, 2010 as compared to the quarter ended December 31, 2009, accounting for $16.3 million of the increase in accounts payable. Both the increase in the demand for our services and the increase in capital expenditures led to an increase in purchases from our vendors.

The current portion of long-term debt at September 30, 2010 relates to $1.7 million of debt payments under our subordinated notes payable and other debt that are due within the next year.

Prepaid drilling contracts represent amounts billed for mobilization revenues in excess of revenue recognized for certain drilling contracts. Mobilization billings, and costs incurred for the mobilization, are deferred and recognized over the term of the related drilling contracts. The increase in prepaid drilling contracts at September 30, 2010 as compared to December 31, 2009 is primarily due to an increase in deferred mobilization revenues for four of the drilling rigs in Colombia that began new long-term drilling contracts during the nine months ended September 30, 2010.

The increase in accrued payroll and related employee costs was primarily due to workforce additions and increased accruals for potential higher bonuses anticipated for 2010, both of which are a result of higher demand for our drilling, workover, wireline and fishing and rental services during the nine months ended September 30, 2010. Our employee count increased by approximately 775 people, or 45%, as of September 30, 2010, as compared to December 31, 2009.

The increase in other accrued expenses is primarily due to an increase in accrued interest, which increased from $0.3 million at December 31, 2009 to $1.1 million at September 30, 2010. Accrued interest at September 30, 2010 primarily relates to the outstanding debt balance for our Senior Notes, while accrued interest at December 31, 2009 primarily related to the outstanding debt balance under our Revolving Credit Facility. On March 11, 2010, we issued $250 million of Senior Notes with a coupon interest rate of 9.875%. The Senior Notes were sold with an original issue discount that will result in an effective yield to maturity of approximately 10.677%. The proceeds from the issuance of the Senior Notes were immediately used to make a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility. The Revolving Credit Facility had an interest rate of 3.74% as of December 31, 2009 which was based on the LIBOR rate plus a per annum margin, with interest payments due monthly. The Senior Notes have a higher interest rate as compared to the Revolving Credit Facility, with interest payments due semi-annually, which resulted in an increase in accrued interest as of September 30, 2010.

Long-Term Debt and Other Contractual Obligations

The following table includes all our contractual obligations of the types specified below at September 30, 2010 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$293,109	$1,659	$41,450	$—	$250,000
Interest on long-term debt	190,041	27,273	51,674	49,375	61,719
Purchase obligations	13,649	13,649	—	—	—
Operating leases	7,025	2,480	3,441	1,104	—
Restricted cash obligation	1,950	650	1,300	—	—

Total	$505,774	$45,711	$97,865	$50,479	$311,719

Long-term debt consists of $39.8 million outstanding under our Revolving Credit Facility, $250 million face amount outstanding under our Senior Notes, $3.2 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses, and other debt of $0.1 million. As of October 22, 2010, we have $47.8 million outstanding under our Revolving Credit Facility, which is not due until maturity on August 31, 2012. However, we may make principal payments to reduce the outstanding debt balance prior to maturity when cash and working capital is sufficient. The outstanding balance under our Senior Notes has a carrying value of $239.9 million, which represents the $250 million face value net of the $10.1 million of original issue discount, net of amortization. The discount is being amortized over the term of the Senior Notes based on the effective interest method. The Senior Notes will mature on March 15, 2018. Our subordinated notes payable have final maturity dates ranging from November 2010 to April 2013.

Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 5.76 % interest rate that was in effect on October 22, 2010 and (2) the outstanding principal balance of $39.8 million to be paid at maturity in August 2012. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2010, through maturity. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 5.4% to 14%, with either quarterly or annual payments of principal and interest through maturity.

Purchase obligations primarily relate to equipment upgrades and purchases of new equipment.

Operating leases consist of lease agreements with terms in excess of one year for office space, operating facilities, equipment and personal property.

As of September 30, 2010, we had restricted cash in the amount of $2.0 million held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $0.7 million payable over the remaining three years from the escrow account.

Debt Requirements

The Revolving Credit Facility contains customary mandatory prepayments in respect of asset dispositions, debt incurrence and equity issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $225 million borrowing capacity under the Revolving Credit Facility other than maintaining compliance with the covenants. At September 30, 2010, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 3.44 to 1.0, our senior consolidated leverage ratio was 0.56 to 1.0, and our interest coverage ratio was 3.92 to 1.0. In order to remain in compliance with our financial covenants, our borrowing availability under the Revolving Credit Facility was limited to an additional $136.5 million as of September 30, 2010.

The financial covenants contained in our Revolving Credit Facility include the following:

•	A maximum total consolidated leverage ratio that cannot exceed:

•	5.00 to 1.00 as of the end of any fiscal quarter ending September 30, 2010 through June 30, 2011;

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	4.00 to 1.00 as of the end of any fiscal quarter ending June 30, 2012 and thereafter.

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed:

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2010;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2010;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2011;

•	4.00 to 1.00 as of the end of the fiscal quarter ending June 30, 2011;

•	3.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	3.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	3.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	3.00 to 1.00 as of the end of any fiscal quarter ended June 30, 2012 and thereafter.

•	A minimum interest coverage ratio that cannot be less than:

•	2.00 to 1.00 as of the end of any fiscal quarter ending September 30, 2010 through December 31, 2011; and

•	3.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2012 and thereafter.

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

At September 30, 2010, our senior consolidated leverage ratio was not greater than 2.50 to 1.00 and, therefore, we were not subject to the capital expenditure threshold restrictions listed above.

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

Our Senior Notes are not subject to any sinking fund requirements. As of September 30, 2010, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations

Statement of Operations Analysis

The following table provides information for our operations for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands, except average number of drilling rigs, utilization rate and per day information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Drilling Services Division:
Revenues	$85,667	$48,084	$217,580	$165,170
Operating costs	59,957	35,315	164,409	107,880

Drilling Services Division margin	$25,710	$12,769	$53,171	$57,290

Average number of drilling rigs	71.0	71.0	71.0	70.6
Utilization rate	63%	35%	57%	41%
Revenue days	4,102	2,271	11,029	7,805

Average revenues per day	$20,884	$21,173	$19,728	$21,162
Average operating costs per day	14,617	15,550	14,907	13,822

Drilling Services Division margin per day	$6,267	$5,623	$4,821	$7,340

Production Services Division:
Revenues	$49,877	$26,282	$121,012	$79,156
Operating costs	29,196	16,638	73,688	50,260

Production Services Division margin	$20,681	$9,644	$47,324	$28,896

Combined
Revenues	$135,544	$74,366	$338,592	$244,326
Operating costs	89,153	51,953	238,097	158,140

Combined margin	$46,391	$22,413	$100,495	$86,186

EBITDA	$34,228	$15,152	$65,483	$60,876

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Reconciliation of combined margin and
EBITDA to net loss:
Combined margin	$46,391	$22,413	$100,495	$86,186

Selling, general and administrative	(13,030)	(8,892)	(36,760)	(27,870)
Bad debt recovery	22	1,409	104	1,713
Other income	845	222	1,644	847

EBITDA	34,228	15,152	65,483	60,876

Depreciation and amortization	(30,847)	(26,952)	(89,275)	(78,467)
Interest expense, net	(7,573)	(1,796)	(18,746)	(5,373)
Income tax benefit	1,612	4,406	15,269	8,133

Net loss	$(2,580)	$(9,190)	$(27,269)	$(14,831)

Our Drilling Services Division’s revenues increased by $37.6 million, or 78%, for the quarter ended September 30, 2010, as compared to the corresponding quarter in 2009, due to an 81% increase in revenue days that resulted from an increase in our rig utilization rate from 35% to 63%. For the nine months ended September 30, 2010, our Drilling Services Division’s revenues increased by $52.4 million, or 32%, as compared to the corresponding period in 2009, due to a 41% increase in revenue days that resulted from an increase in our rig utilization rate from 41% to 57%. We have experienced an increase in the demand for drilling services in 2010 as our industry begins to recover from the downturn that bottomed in late 2009. Consequently, utilization rates and drilling revenue rates have improved in 2010 as compared to 2009. However, when compared to the corresponding periods in 2009, our Drilling Services Division’s average revenues decreased by $289 per day, or 1%, during the three months ended September 30, 2010, and decreased by $1,434 per day, or 7%, during the nine months ended September 30, 2010. During 2009, a significant portion of our drilling rigs were still operating or were on standby under long-term drilling contracts that were entered into when drilling rig demand was high and drilling revenues per day were at historically high levels. The positive impact of the higher revenue rates for these long-term contracts had a diminishing affect on our average revenues per day as the contracts expired ratably during 2009. In addition, a larger percentage of our Drilling Services Division’s revenues were attributed to turnkey drilling contracts in 2009 when compared to 2010, and turnkey drilling contracts result in higher average revenues per day than daywork drilling contracts. The overall decreases in our average drilling revenues per day during 2010 as compared to 2009 was partially offset by an increase in our Colombian operations during 2010, as drilling contracts in Colombia have higher revenue rates per day when compared to domestic drilling contracts.

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. Turnkey drilling contracts also result in higher average revenues per day and higher average operating costs per day when compared to daywork drilling contracts. We completed two and eight turnkey drilling contracts during the three and nine months ended September 30, 2010, respectively, as compared to five and eight turnkey drilling contracts completed during the three and nine months ended September 30, 2009. The shift to fewer turnkey drilling contracts is due to the increase in the demand for drilling services in 2010. The following table provides percentages of our drilling revenues by drilling contract type for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Daywork drilling contracts	99%	74%	94%	90%
Turnkey drilling contracts	1%	26%	6%	10%
Footage drilling contracts	—	—	—	—

Our Drilling Services Division’s operating costs increased by $24.6 million, or 70%, for the quarter ended September 30, 2010, as compared to the corresponding quarter in 2009, primarily due to the increase in utilization which was partially offset by the decrease in our operating costs of $933 per day, or 6%. The decrease in operating costs per day during the quarter ended September 30, 2010 as compared to the corresponding quarter in 2009, is primarily due to a smaller proportion of our drilling services attributable to turnkey drilling contracts in 2010.

For the nine months ended September 30, 2010, our Drilling Services Division’s operating costs increased $56.5 million, or 52%, as compared to the corresponding period in 2009, primarily due to the increase in utilization and the increase in our operating costs of $1,085 per day, or 8%. The increase in operating costs per day is due to higher average drilling costs per day for our domestic operations, as well as the increase in our Colombian operations during 2010 as compared to 2009, where we have a higher operating cost per day as compared to our domestic operations. We have seen an increase in the demand for our services during 2010 as our industry begins to recover from the downturn that bottomed in late 2009. As utilization rates began to increase in 2010, average operating costs per day increased due to higher wage rates and repair and maintenance expenses as drilling rigs come out of storage and begin operations. In addition, average operating costs per day in 2009 were lower due to a significant portion of our drilling rigs earning standby revenue rates under longer-term drilling contracts and incurring reduced operating costs. The overall increase in operating costs per day in 2010 was partially offset by a decrease in operating costs per day due to a smaller proportion of our drilling services attributable to turnkey contracts during the nine months ended September 30, 2010 as compared to the same period in 2009.

Our Production Services Division’s revenues increased by $23.6 million, or 90%, while operating costs increased $12.6 million, or 75%, for the quarter ended September 30, 2010, as compared to the corresponding quarter in 2009. For the nine months ended September 30, 2010, our Production Services Division’s revenue increased by $41.9 million, or 53%, while operating costs increased by $23.4 million, or 47%, as compared to the corresponding period in 2009. Our Production Services Division experienced increases in its revenue and operating cost due to higher demand for our wireline services, well services and fishing and rental services during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. The increase in our Production Services Division’s revenues is due primarily to higher utilization rates, especially in the wireline services operations, and to a lesser extent, higher revenue rates charged for these services during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. We have also expanded our operations in 2010 by adding 17 wireline units resulting in an increase in both revenues and operating costs.

For the three and nine months ended September 30, 2010, our selling, general and administrative expense increased by approximately $4.1 million and $8.9 million, or 47% and 32%, respectively, as compared to the corresponding periods in 2009. The increase is primarily due to increases in compensation related expenses. With the industry downturn during 2009, we experienced a decrease in the demand for our services and we responded with workforce reductions, elimination of wage rate increases and reduced bonus compensation. During the nine months ended September 30, 2010, we have seen an increase in the demand for our services as our industry begins to recover from the industry downturn in 2009. Compensation related expenses increased during the three and nine months ended September 30, 2010 as compared to the corresponding quarters in 2009 as we have added employees in our corporate office and have accrued for potential higher bonuses anticipated for 2010.

Bad debt recovery decreased for the three and nine month periods ended September 30, 2010 as compared to the corresponding periods in 2009 primarily due to the collection of a customer’s past due account receivable balance in 2009 for which we had previously established a $1.3 million allowance for doubtful accounts in December 2008.

Our other income increased by $0.6 million for the quarter ended September 30, 2010 and $0.8 million for the nine months ended September 30, 2010, as compared to the corresponding periods in 2009, primarily due to the increase in foreign currency translation gains in excess of losses recognized in relation to our operations in Colombia.

For the three and nine months ended September 30, 2010, our depreciation and amortization expenses increased by $3.9 million and $10.8 million, respectively, as compared to the corresponding periods in 2009. This increase resulted primarily from capital expenditures made to upgrade certain drilling rigs to meet the needs of our customers and obtain new contracts as well as capital expenditures for the acquisition of new wireline units.

Interest expense for the three and nine months ended September 30, 2010 primarily related to the outstanding debt balance for our Senior Notes, while interest expense for the three and nine months ended September 30, 2009 primarily related to the outstanding debt balance under our Revolving Credit Facility. On March 11, 2010, we issued $250 million of Senior Notes with a coupon interest rate of 9.875%. The Senior Notes were sold with an original issue discount that will result in an effective yield to maturity of approximately 10.677%. The proceeds from the issuance of the Senior Notes were immediately used to make a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility. The Revolving Credit Facility had a relatively low interest rate of 2.25% as of September 30, 2009, which was based on the LIBOR rate plus a per annum margin. The Senior Notes have a higher interest rate when compared to the Revolving Credit Facility, which resulted in the increase in interest expense for the three and nine months ended September 30, 2010. In addition, interest expense increased in 2010 as compared to 2009 due to an increase in total outstanding debt which was $283.0 million as of September 30, 2010 as compared to $262.4 million as of September 30, 2009.

Our effective income tax rates for the three and six month periods ended September 30, 2010 differ from the federal statutory rate in the United States of 35% primarily due to a lower effective tax rate in foreign jurisdictions, state income taxes and other permanent differences.

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

During the fiscal years ended December 31, 2007 and 2008, we experienced increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide demand for equipment, supplies and service. We estimate these costs increased by 10% to 15% during the fiscal years ended December 31, 2007 and 2008. We did not experience similar cost increases during 2009; however, to date we have experienced an increase of approximately 5% during 2010.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Revenue and cost recognition—Our Drilling Services Division earns revenues by drilling oil and gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage- of- completion method based on our estimate of the number of days to complete each contract. Individual contracts are usually completed in less than 60 days. The risks to us under a turnkey contract and, to a lesser extent, under footage contracts, are substantially greater than on a contract drilled on a daywork basis. Under a turnkey contract, we assume most of the risks associated with drilling operations that are generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors’ services, supplies, cost escalations and personnel operations.

Our management has determined that it is appropriate to use the percentage- of- completion method, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605 (formerly American Institute of Certified Public Accountants’ Statement of Position 81-1), to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed-on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work- in- progress and believe, under applicable state law, we ultimately could recover the fair value of our work- in- progress even in the event we were unable to drill to the agreed-on depth in breach of the applicable contract. However, in the event we were unable to drill to the agreed-on depth in breach of the contract, ultimate recovery of that value would be subject to negotiations with the customer and the possibility of litigation.

If a customer defaults on its payment obligation to us under a turnkey or footage contract, we would need to rely on applicable law to enforce our lien rights, because our turnkey and footage contracts do not expressly grant to us a security interest in the work we have completed under the contract and we have no ownership rights in the work- in- progress or completed drilling work, except any rights arising under the applicable lien statute on foreclosure. If we were unable to drill to the agreed-on depth in breach of the contract, we also would need to rely on equitable remedies outside of the contract available in applicable courts to recover the fair value of our work- in- progress under a turnkey or footage contract.

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

Goodwill—Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of ASC Topic 350 (formerly SFAS No. 142), Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill. ASC Topic 350 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value. Goodwill of $118.6 million was initially recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec, all of which occurred between March 1, 2008 and October 1, 2008, and was allocated to the three reporting units for our Production Services Division which are well services, wireline services and fishing and rental services. We recorded a full impairment of this goodwill during the year ended December 31, 2008. We had no goodwill additions during the year ended December 31, 2009, or during the nine months ended September 30, 2010.

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

Accounting estimates—We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the nine months ended September 30, 2010, we experienced a loss of $0.2 million on one turnkey contract. During the year ended December 31, 2009, we did not experience a loss on any turnkey or footage contracts completed. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had one turnkey and no footage contracts in progress at September 30, 2010. The turnkey contract was completed prior to the release of the financial statements included in this report. Our unbilled receivables totaled $20.1 million at September 30, 2010. Of that amount accrued, turnkey drilling contract revenues were $0.3 million. The remaining balance of unbilled receivables related to $18.5 million of the revenue recognized but not yet billed on daywork drilling contracts in progress at September 30, 2010 and $1.3 million related to unbilled receivables for our Production Services Division.

As of September 30, 2010, we had $22.1 million deferred tax assets relating to domestic and foreign net operating losses available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods. Therefore, as of September 30, 2010, we have not recorded a valuation allowance.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $0.2 million at September 30, 2010 and $0.3 million at December 31, 2009.

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

Our accrued insurance premiums and deductibles as of September 30, 2010 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.2 million and our workers’ compensation, general liability and auto liability insurance of approximately $7.2 million. We have a deductible of $125,000 per covered individual per year under the health insurance. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance, except in North Dakota, where we have a $100,000 deductible. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.

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

Recently Enacted Regulation

The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities. The tax will be assessed on an entity’s net equity, measured on a Colombian tax basis as of January 1, 2011, and will be payable in eight semi-annual installments from 2011through 2014. Based on our estimate of our Colombian operations’ forecasted net equity, as defined, we believe our total net-worth tax obligation will be between $5.3 million and $6.3 million. In January 2011, the actual net-worth tax obligation will be determinable and recognized in full in other expense in our consolidated statement of operations and in other accrued expenses and other long-term liabilities on our consolidated balance sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate market risk on our variable rate debt. As of September 30, 2010, we had $39.8 million outstanding under our Revolving Credit Facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $99,000 and a decrease in net income of approximately $65,000 during a quarterly period.

At September 30, 2010, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (ARPS), which are variable-rate preferred securities and have a long-term maturity with the interest rate being reset through “Dutch auctions” that are held every 7 days. The ARPSs had historically traded at par because of the frequent interest rate resets and because they are callable at par at the option of the issuer. Interest is paid at the end of each auction period. Our ARPSs are AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that are equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security resets to a maximum auction rate. We have continued to receive interest payments on our ARPSs in accordance with their terms. Unless a future auction is successful or the issuer calls the security pursuant to redemption prior to maturity, we may not be able to access the funds we invested in our ARPSs without a loss of principal. We have no reason to believe that any of the underlying municipal securities that collateralize our ARPSs are presently at risk of default. We believe we will ultimately recover the par value of the ARPSs without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expect to collect. We do not currently intend to sell our ARPSs at a loss. Also, we believe it is more- likely- than- not that we will not have to sell our ARPSs prior to recovery, as our liquidity needs are expected to be met with cash flows from operating activities and our Revolving Credit Facility. Our ARPSs are designated as available-for-sale and are reported at fair market value with the related unrealized gains or losses, included in accumulated other comprehensive income (loss), net of tax, a component of shareholders’ equity. The estimated fair value of our ARPSs at September 30, 2010 was $12.6 million compared with a par value of $15.9 million. The $3.3 million difference represents a fair value discount due to the current lack of liquidity which is considered temporary and has been recorded as an unrealized loss, net of tax, in accumulated other comprehensive income (loss). There was no portion of the fair value discount attributable to credit losses. We would recognize an impairment charge in our statement of operations if the fair value of our investments falls below the cost basis and is judged to be other- than- temporary. Our ARPSs are classified with other long-term assets on our condensed consolidated balance sheet as of September 30, 2010 because of our inability to determine the recovery period of our investments.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Environmental Protection Agency (EPA) has recently focused on citizen concerns about the risk of water contamination and public health problems from drilling and hydraulic fracturing activities. The EPA is conducting a comprehensive research study on the potential adverse effects that hydraulic fracturing may have on water quality and public health. It is possible that resulting federal, state and local laws and regulations might be imposed on fracturing activities. The potential adoption of federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells. A decline in the drilling of new wells and related well servicing activities caused by these initiatives could adversely affect our financial position, results of operations and cash flows.

In April 2010, a deepwater drilling rig which was operated by another contractor in the U.S. Gulf of Mexico sank after an apparent blowout and fire, resulting in the loss of life and a significant oil spill. In our continuing effort to monitor market conditions and industry developments, we are evaluating the impact of this recent oil spill incident. At this time, we cannot predict the full impact of the incident on our customers or on the continuing demand for our services. In addition, we cannot predict how our customers and government regulatory agencies will respond to the incident. Any changes to laws and regulations that may result from the oil spill incident would more likely be directed primarily at offshore drilling operations, but could impact our land drilling and production services operations as well.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any unregistered sales of equity securities during the quarter ended September 30, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	7,803	$5.55	—	—
September 1 - September 30	197	$5.85	—	—

Total	8,000	$5.56	—	—

(1)	The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended September 30, 2010, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which we repurchased based on the fair market value on the date the relevant transaction occurs.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number		Description

2.1*	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1)).

2.2*	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1)).

3.1*	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*	-	Indenture, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Form 8-K dated March 12, 2010, (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Registration Rights Agreement, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and the initial purchasers party thereto (Form 8-K dated March 12, 2010, (File No. 1-8182, Exhibit 4.2)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

Dated: November 4, 2010

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