Form 10-K
period 2010-12-31
PIONEER DRILLING CO
filed 2011-02-17
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the American Stock Exchange (NYSE Amex) on June 30, 2010) was approximately $303.8 million.

As of February 4, 2011, there were 54,243,452 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

In addition, various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Such forward-looking statements appear in Item 1—“Business” and Item 3—“Legal Proceedings” in Part I of this report; in Item 5—“Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report; and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	levels and volatility of oil and gas prices;

•	decisions about onshore exploration and development projects to be made by oil and gas exploration and production companies;

•	economic cycles and their impact on capital markets and liquidity;

•	the continued demand for drilling services or production services in the geographic areas where we operate;

•	the highly competitive nature of our business;

•	our future financial performance, including availability, terms and deployment of capital;

•	the supply of marketable drilling rigs, well service rigs and wireline units within the industry;

•	the continued availability of drilling rig, well service rig and wireline unit components;

•	the continued availability of qualified personnel;

•	the success or failure of our acquisition strategy, including our ability to finance acquisitions and manage growth; and

•	changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment.

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

General

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. Pioneer Drilling Company was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Our business has grown through acquisitions and through organic growth. Since September 1999, we have significantly expanded our drilling rig fleet by adding 35 rigs through acquisitions and by adding 31 rigs through the construction of rigs from new and used components. We significantly expanded our service offerings in March 2008, when we acquired the production services businesses of WEDGE Group Incorporated (“WEDGE”) for $314.7 million and Prairie Investors d/b/a Competition Wireline (“Competition”) for $30.0 million, which provide well services, wireline services and fishing and rental services. We funded the WEDGE acquisition primarily with $311.5 million of borrowings under our senior secured revolving credit facility. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet multiple needs of our customers.

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

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	19
East Texas	13
West Texas	3
North Dakota	9
North Texas	3
Utah	3
Oklahoma	6
Appalachia	7
Colombia	8

As of February 4, 2011, 48 drilling rigs are operating under drilling contracts. We have 17 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division location due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. During the second quarter of 2009, we established our Appalachia drilling division location and now have seven drilling rigs operating in the Marcellus Shale. In early 2011, we established our West Texas drilling division location with three drilling rigs that were previously included in our East Texas drilling division location. One of these rigs has begun drilling in the Permian Basin and we expect the remaining two rigs to begin operations in late February 2011. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed.

•

Production Services Division—Our Production Services Division provides a range of services to oil and gas exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our premium well service rig fleet to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We acquired one well service rig in early 2011, resulting in a total of 75 well service rigs in nine locations as of February 4, 2011. Our well service rig fleet consists of seventy 550 horsepower rigs, four 600 horsepower rigs, and one 400 horsepower rig, with an average age of 3.4 years. All our well service rigs are currently operating or are being actively marketed, with January 2011 utilization of approximately 88%. We plan to add another five well service rigs to our fleet by mid-2011.

•

Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. We acquired 21 wireline units during 2010 and two additional wireline units in early 2011, resulting in a total of 86 wireline units in 22 locations as of February 4, 2011. We plan to add another 12 wireline units by mid-2011.

•

Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of December 31, 2010 our fishing and rental tools have a gross book value of $13.5 million.

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

From 2004 through 2008, domestic exploration and production spending increased as oil and natural gas prices increased. Since late 2008, there has been substantial volatility and a decline in oil and natural gas prices due to the downturn in the global economic environment. In response, our customers curtailed their drilling programs and reduced their production activities, particularly in natural gas producing regions, which resulted in a decrease in demand and revenue rates for certain of our drilling rigs and production services equipment. Additionally, there was uncertainty in the capital markets and access to financing was limited. These conditions adversely affected our business environment. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A—“Risk Factors” in Part I of this Annual Report on Form 10-K.

With increasing oil and natural gas prices through 2010, exploration and production companies modestly increased their exploration and production spending for 2010 and industry rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. We expect continued modest increases in exploration and production spending for 2011, which we expect will result in modest increases in industry rig utilization and revenue rates in 2011, as compared to 2010.

On February 4, 2011, the spot price for West Texas Intermediate crude oil was $89.03, the spot price for Henry Hub natural gas was $4.47 and the Baker Hughes land rig count was 1,696, a 33% increase from 1,280 on February 5, 2010. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic well service rig count for each of the last five years were:

	Years Ended December 31,
	2010	2009	2008	2007	2006
Oil (West Texas Intermediate)	$79.39	$61.81	$99.86	$72.71	$66.28
Natural Gas (Henry Hub)	$4.35	$3.85	$8.81	$6.90	$6.66
U.S. Land Rig Count	1,493	1,035	1,792	1,670	1,537
U.S. Well Service Rig Count	1,854	1,735	2,514	2,388	2,364

As represented in the table above, increases in oil and natural gas prices from 2004 to late 2008 resulted in corresponding increases in the U.S. land rig counts and U.S. well service rig counts, while declines in prices from late 2008 to late 2009 led to decreases in the U.S. land rig counts and U.S. well service rig counts. Since late 2009, increases in oil and natural gas prices have caused modest increases in exploration and production spending and the corresponding increases in drilling and well services activities is reflected by increases in the U.S. land rig counts and the U.S. well service rig counts in 2010.

Our business is influenced substantially by both operating and capital expenditures by exploration and production companies. Exploration and production spending is generally categorized as either a capital expenditure or operating expenditure.

Capital expenditures by oil and gas exploration and production companies tend to be relatively sensitive to volatility in oil or natural gas prices because project decisions are tied to a return on investment spanning a number of years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate in the amount of time required to plan and execute a capital expenditure project (such as the drilling of a deep well). When commodity prices are depressed for long periods of time, capital expenditure projects are routinely deferred until prices return to an acceptable level.

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

Competitive Strengths

Our competitive strengths include:

•

One of the Leading Providers in the Most Attractive Basins. Our 71 drilling rigs operate in many of the most attractive producing basins in the Americas, including the Bakken, Marcellus and Eagle Ford shales, as well as Colombia. Our rigs are located in nine divisions throughout the United States and Colombia, diversifying our geographic exposure and limiting the impact of any regional slowdown. We believe the varied capabilities of our rigs make them well suited to these areas where the optimal rig configuration is dictated by local geology and market conditions. Furthermore, certain of our division locations, such as Colombia, North Dakota, West Texas and parts of our South Texas division location, are in basins with oil-focused drilling, which reduces our relative exposure to changes in natural gas drilling activity.

•

High Quality Assets. We believe our drilling rig fleet is modern and well maintained, with 31 new-build rigs purchased since 2001, and the majority of these constructed from 2004 to 2006. The majority of our rig fleet has preferred equipment such as more efficient and lower emission engines, rounded bottom mud tanks, matched horsepower mud pumps and mobile or fast-paced substructures. In addition, 69% of our rig fleet has a horsepower rating of 1000 to 2000 horsepower and 49% has top drives, which allows us to pursue opportunities in shale plays, which typically require higher specification rigs than traditional areas. Our wireline and well servicing assets are among the newest in the industry, with 54% having been built in 2007 or later, and all but one of the well service rigs having at least 550 horsepower. We expect to add a total of 13 wireline units and six well service rigs during the first half of 2011. We believe that our modern and well maintained fleet allows us to realize higher contract and utilization rates by being able to offer our customers equipment that is more reliable and requires less downtime than older equipment.

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

safety also reduces our business risk by keeping our employees safe and our equipment in good condition. We have consistently exceeded the International Association of Drilling Contractors (IADC) average for recordable incidents and have achieved a 70% improvement in recordable incidents since 2005. Much of our equipment contains additional safety features such as the iron roughnecks we have installed on 63% of our drilling rigs. We received scores of 100% on several health, safety and environment audits conducted during 2009 and 2010 by Ecopetrol S.A. (NYSE: EC), one of the leading oil companies in Latin America, for whom we currently operate eight drilling rigs in Colombia. We believe our strong performance on such measures has contributed significantly to our growing business with Ecopetrol.

•

Experienced Management Team. We believe that important competitive factors in establishing and maintaining long-term customer relationships include having an experienced and skilled management team and maintaining employee continuity. Our CEO, Wm. Stacy Locke, joined Pioneer in 1995 as President and has over 25 years of industry experience. Our two division presidents, F.C. “Red” West and Joe Eustace, have over 70 years of combined oilfield services experience. Our management team has operated through numerous oilfield services cycles and provides us with valuable long-term experience and a detailed understanding of customer requirements. We also seek to maximize employee continuity and minimize employee turnover by maintaining modern equipment, a strong safety record, ongoing growth and competitive compensation. We have devoted, and will continue to devote, substantial resources to our employee safety and training programs and maintaining low employee turnover.

•

Longstanding and Diversified Customers. We maintain long-standing, high quality customer relationships with a diverse group of major independent oil and gas exploration and production companies including Anadarko Petroleum Corporation, Cabot Oil and Gas Corporation, Whiting Petroleum Corporation and Chesapeake Energy Corporation. We also maintain a high quality relationship with Ecopetrol, which accounted for approximately 17.8% of our 2010 consolidated revenues. No other single customer accounted for more than 8.9% of consolidated revenues during the same period. We believe our relationships with our customers are excellent and offer numerous opportunities for future growth.

Strategy

In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business that operate in active drilling markets in the United States and Colombia. Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing customers, expand our customer base in the areas in which we currently operate and further enhance our geographic diversification through selective international expansion. The key elements of this long-term strategy include:

•

Further Strengthen our Competitive Position in the Most Attractive Domestic Markets. Shale plays are expected to become increasingly important to domestic hydrocarbon production in the coming years and not all drilling rigs are capable of successfully drilling in these shale play opportunities. We currently have 39 drilling rigs capable of operating in unconventional plays. Of these 39 drilling rigs, 30 are currently operating in unconventional plays, eight are currently operating in Colombia under term contracts and one is operating domestically on a conventional well. We have 21 other drilling rigs that would require additional upgrades such as top drives to be capable of operating in unconventional plays. We may consider further upgrades in the future if they will result in profitable contract terms that justify the additional investment. We also intend to continue adding capacity to our wireline and well servicing product offerings, which are well positioned to capitalize on increased shale development.

•

Increase our Exposure to Oil-Driven Drilling Activity. We have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and actively seeking contracts with oil-focused producers. Currently, 60% of both our working drilling rigs and our well service rigs are operating on wells that are targeting or producing oil. In addition, we currently have one rig drilling in the Permian Basin, an oil producing region, and expect to have another two drilling rigs operating in this area by the end of February 2011. We believe that by targeting a balanced mix of oil and natural gas activities, we can lessen our exposure to fluctuations in capital spending associated with changes in any single commodity price. We believe that our flexible rig fleet and production services assets allow us to target opportunities focused on both natural gas and oil.

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

•

Continue Growth with Select Capital Deployment. We intend to invest in the growth of our business by continuing to strategically upgrade our existing assets, selectively engaging in new-build opportunities, and potentially making selective acquisitions. Our capital investment decisions are determined by an analysis of the projected return on capital employed, which is based on the terms of secured contracts whenever possible, and the investment must be consistent with our strategic objectives. For example, we began our operations in Colombia in 2007 to diversify our operations into the international market, and we established our Appalachia drilling division location in 2009 to supply drilling rigs to the rapidly growing demand in the Marcellus Shale. We continued investing in these opportunities during 2010, exporting an additional two rigs to Colombia and placing an additional four rigs in the Appalachia drilling division location, all of which were equipped with upgrades such as top drives and walking/skidding systems. We now have a total of 15 drilling rigs in these locations as of February 4, 2011. We also significantly increased our production services wireline fleet with the addition of 21 wireline units during 2010, and we expect to add a total of 14 wireline units and six well service rigs during the first half of 2011.

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

In a continuing effort to improve our drilling rig fleet, we have installed top drives in 35 rigs (with four additional spare top drives available for installation), iron roughnecks in 45 rigs, walking/skidding systems in 13 rigs (with three additional walking/skidding systems available for installation) and automatic catwalks in eight rigs. These upgrades provide our customers with drilling rigs that have more varied capabilities for drilling in unconventional plays, and they improve our efficiency and safety. Top drives provide maximum torque and rotational control, improved well control and better hole conditioning. In horizontal drilling, operators can utilize top drives to reach formations that may not be accessible with conventional rotary drilling. An iron roughneck is a remotely operated pipe handling feature on the rig floor, which is used to help reduce the occurrence of repetitive motion injuries and decrease drill pipe tripping time. Walking systems increase efficiency by allowing multiple wells to be drilled on the same pad site and permitting the drilling rig to move between wells while drill pipe remains in the derrick, thus reducing move times and costs. Our walking system enables the drilling rig to move forward, backward, and side to side which affords the operator additional flexibility. An automated catwalk is a drill pipe handling feature used to raise drill pipe, drill collars, casing, and other necessary items to the drilling rig floor. Its function drastically reduces pick up and lay down time, thereby decreasing operator costs for handling casing.

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

The following table sets forth historical information regarding utilization for our drilling rig fleet:

	Years ended December 31,
	2010	2009	2008	2007	2006
Average number of operating rigs for the period	71.0	70.7	67.4	66.1	58.5
Average utilization rate	59%	41%	89%	89%	96%

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

As of February 4, 2011, we own a fleet of 55 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites. By owning our own trucks, we reduce the overall cost of rig moves and reduce downtime between rig moves.

We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. The contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we generally construct new drilling rigs once we have entered into longer-term drilling contracts for such rigs. Currently, we have 32 contracts with terms of six months to three years in duration. Of these 32 contracts, if not renewed at the end of their terms, 14 will expire by August 15, 2011, 11 will expire by February 15, 2012, one will expire by August 15, 2012 and six have a remaining term in excess of 18 months. We have one additional drilling rig under contract that we expect will begin operating in late February 2011 with a six month term.

As a provider of contract land drilling services, our business and the profitability of our operations depend on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. During periods of reduced drilling activity or excess rig capacity, price competition tends to increase and the profitability of daywork contracts tends to decrease. In this competitive price environment, we may be more inclined to enter into turnkey contracts that expose us to greater risk of loss but which offer potential contract profitability.

The following table presents, by type of contract, information about the total number of wells we completed for our customers during each of the last three fiscal years.

	Years ended December 31,
Type of Contract	2010	2009	2008
Daywork	453	323	828
Turnkey	11	14	10
Footage	—	1	71

Total number of wells	464	338	909

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

In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications called workovers, which are typically more complex and more time consuming than maintenance operations. Workover services include extensions of existing wells to drain new formations either through perforating the well casing to expose additional productive zones not previously produced, deepening well bores to new zones or the drilling of lateral well bores to improve reservoir drainage patterns. Our well service rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced oil recovery operations. Workovers also include major subsurface repairs such as repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the well bore. These extensive workover operations are normally performed by a well service rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and fishing tools, depending upon the particular type of workover operation. All of our well service rigs are designed to perform complex workover operations. A workover may require a few days to several weeks and generally requires additional auxiliary equipment. The demand for workover services is sensitive to oil and gas producers’ intermediate and long-term expectations for oil and gas prices.

Completion services involve the preparation of newly drilled wells for production. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or gas to flow into the well bore, stimulating and testing these zones and installing the production string and other downhole equipment. We provide well service rigs to assist in this completion process. Newly drilled wells are frequently completed by well service rigs to minimize the use of higher cost drilling rigs in the completion process. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment. Accordingly, completion services require less well-to-well mobilization of equipment and generally provide higher operating margins than regular maintenance work. The demand for completion services is directly related to drilling activity levels, which are sensitive to changes in oil and gas prices.

Well service rigs are also used in the process of permanently closing oil and gas wells no longer capable of producing in economic quantities. Many well operators bid this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by other service companies.

When we provide well services, we typically bill customers on an hourly basis during the period that the rig providing services is actively working. As of February 4, 2010, our fleet of well service rigs totaled 75 rigs.

These rigs are located mostly in Texas, serving the Gulf Coast and ArkLaTex regions, though we also have nine rigs in Louisiana and Mississippi and nine rigs in North Dakota. Our fleet is among the newest in the industry, consisting primarily of premium, 550 horsepower rigs capable of working at depths of 20,000 feet.

Wireline Services. We provide both open and cased-hole wireline services with our fleet of 86 wireline units, as of February 4, 2011. We provide these services in Texas, Kansas, Colorado, Utah, Montana, North Dakota, Louisiana, West Virginia, Wyoming and Mississippi. Wireline services typically utilize a single truck equipped with a spool of wireline that is used to lower and raise a variety of specialized tools in and out of the wellbore. These tools can be used to measure pressures and temperatures as well as the condition of the casing and the cement that holds the casing in place. Other applications for wireline tools include placing equipment in or retrieving equipment from the wellbore, or perforating the casing and cutting off pipe that is stuck in the well so that the free section can be recovered. Electric wireline contains a conduit that allows signals to be transmitted to or from tools located in the well. Wireline trucks are often used in place of a well service rig when there is no requirement to remove tubulars from the well in order to make repairs. Wireline trucks, like well service rigs, are utilized throughout the life of a well.

Fishing and Rental Services. Our rental and fishing tool business provides a range of specialized services and equipment that are utilized on a non-routine basis for both drilling and well servicing operations. Drilling and well service rigs are equipped with a complement of tools to complete routine operations under normal conditions for most projects in the geographic area where they are employed. When downhole problems develop with drilling or servicing operations, or conditions require non-routine equipment, our customers will usually rely on a provider of rental and fishing tools to augment equipment that is provided with a typical drilling or well service rig package. The important rental tools that we offer include air drilling equipment, foam units, power swivels, and blowout preventers.

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

Customers

We provide drilling services and production services to numerous major and independent oil and gas exploration and production companies that are active in the geographic areas in which we operate. The following table shows our three largest customers as a percentage of our total revenue for each of our last three fiscal years.

Customer	Total Revenue Percentage
Fiscal Year Ended December 31, 2010:
Ecopetrol	17.7%
Whiting Petroleum Corporation	8.9%
Chesapeake Operating, Inc.	3.7%

Fiscal Year Ended December 31, 2009:
Ecopetrol	16.2%
Anadarko Petroleum Corporation	5.9%
Cabot Oil and Gas Corporation	5.6%

Fiscal Year Ended December 31, 2008:
EOG Resources, Inc.	10.0%
Ecopetrol	7.4%
Anadarko Petroleum Corporation	6.4%

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

The level of our revenues, earnings and cash flows are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity, as well as the equipment capacity in any particular region. For a more detailed discussion, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our current insurance coverage includes property insurance on our rigs, drilling equipment, production services equipment and real property. Our insurance coverage for property damage to our rigs, drilling equipment and production services equipment is based on our estimates of the cost of comparable used equipment to replace the insured property. The policy provides for a deductible on drilling rigs of $250,000 per occurrence ($500,000 deductible for rigs with an insured value greater than $10 million), and a deductible on production services equipment of $100,000 per occurrence. Our third-party liability insurance coverage is $51 million per occurrence and in the aggregate, with a deductible of $260,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

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

Employees

We currently have approximately 2550 employees. Approximately 300 of these employees are salaried administrative or supervisory employees. The rest of our employees are working in operations for our Drilling Services Division and Production Services Division and are primarily compensated on an hourly basis. The number of employees in operations fluctuates depending on the utilization of our drilling rigs, well service rigs and wireline units at any particular time. None of our employment arrangements are subject to collective bargaining arrangements.

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

Facilities

Our corporate office facilities are located at 1250 N.E. Loop 410, Suite 1000 San Antonio, Texas 78209 and are leased with payments escalating from $27,911 per month in January 2011 to $29,316 per month with a non-cancelable lease term expiring in December 2013.

We conduct our business operations through 50 other real estate locations in the United States (Texas, Oklahoma, Colorado, Utah, Montana, North Dakota, Pennsylvania, West Virginia, Wyoming, Mississippi, Arkansas, Louisiana and Kansas) and internationally in Colombia. These real estate locations are primarily used for regional offices and storage and maintenance yards. We own 11 of these real estate locations and the remaining 39 real estate locations are leased with payments ranging from $250 per month to $27,169 per month with non-cancelable lease terms expiring through August 2015.

Governmental Regulation

Our operations are subject to stringent laws and regulations relating to containment, disposal and controlling the discharge of hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. In addition, our operations are often conducted in or near ecologically sensitive areas, such as wetlands and coastal areas of the Gulf of Mexico, which are subject to special protective measures and which may expose us to additional operating costs and liabilities for accidental discharges of oil, natural gas, drilling fluids or contaminated water, or for noncompliance with other aspects of applicable laws. We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency (“EPA”) “community right-to-know” regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens.

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

There are a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Colombia, one of our reporting segments), the Regional Greenhouse Gas Initiative or “RGGI” in the Northeastern United States, and the Western Regional Climate Action Initiative in the Western United States, including partners states New Mexico, Utah, and Montana and observer states Colorado and Wyoming.

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

On September 22, 2009, the EPA finalized a rule requiring nation-wide reporting of greenhouse gas emissions beginning January 1, 2010. The rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent greenhouse gas emissions per year, and to most upstream suppliers of fossil fuels and industrial greenhouse gas, as well as to manufacturers of vehicles and engines. In addition, the EPA recently proposed a rule that would, in general, require facilities that emit more than 25,000 tons per year of greenhouse gas equivalents to obtain permits to demonstrate that best practices and technology are being used to minimize greenhouse gas emissions.

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

The EPA has recently focused on citizen concerns about the risk of water contamination and public health problems from drilling and hydraulic fracturing activities. The EPA is conducting a comprehensive research study on the potential adverse effects that hydraulic fracturing may have on water quality and public health. It is possible that resulting federal, state and local laws and regulations might be imposed on fracturing activities. The potential adoption of federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells. A decline in the drilling of new wells and related well servicing activities caused by these initiatives could adversely affect our financial position, results of operations and cash flows.

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

Among the services we provide, we operate as a motor carrier for the transportation of our own equipment and therefore are subject to regulation by the U.S. Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.

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

The information set forth in this Item 1A should be read in conjunction with the rest of the information included in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the historical financial statements and related notes this report contains. While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Additional risks and uncertainties that are not presently known to us or that we currently believe are immaterial also may negatively impact our business, financial condition or operating results.

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

As a provider of contract land drilling services and oil and gas production services, our business depends on the level of exploration and production activity in the geographic markets where we operate. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic, and military events as well as natural disasters have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect us in many ways by negatively impacting:

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

Depending on the market prices of oil and gas, oil and gas exploration and production companies may cancel or curtail their drilling programs and may lower production spending on existing wells, thereby reducing demand for our services. Many factors beyond our control affect oil and gas prices, including:

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the levels of oil and gas storage;

•	the ability of oil and gas exploration and production companies to raise capital;

•	economic conditions in the United States and elsewhere;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	weather conditions in the United States and elsewhere;

•	the pace adopted by foreign governments for the exploration, development and production of their national reserves;

•	the price of foreign imports of oil and gas; and

•	the overall supply and demand for oil and gas.

Oil and gas prices have been volatile historically and, we believe, will continue to be so in the future. During 2009, oil and natural gas prices fell significantly below the levels seen in late 2008, and while oil prices have improved during 2010, natural gas prices have remained depressed. Future declines in and volatility in oil and gas prices could materially and adversely affect our business and financial results.

Risks Relating to Our Business

Reduced demand for or excess capacity of drilling services or production services could adversely affect our profitability.

Our profitability in the future will depend on many factors, but largely on pricing and utilization rates for our drilling and production services. A reduction in the demand for drilling rigs or an increase in the supply of drilling rigs, whether through new construction or refurbishment, could decrease the dayrates and utilization rates for our drilling services, which would adversely affect our revenues and profitability. An increase in supply of well service rigs, wireline units and fishing and rental tools equipment, without a corresponding increase in demand, could similarly decrease the pricing and utilization rates of our production services, which would adversely affect our revenues and profitability. We experienced a substantial decrease in revenue and utilization rates during the last quarter of 2008 and during 2009. During 2010, revenue and utilization rates modestly increased and we expect continued modest increases in 2011.

We operate in a highly competitive, fragmented industry in which price competition could reduce our profitability.

We encounter substantial competition from other drilling contractors and other oilfield service companies. Our primary market areas are highly fragmented and competitive. The fact that drilling and well service rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry and may result in an oversupply of rigs in an area. Contract drilling companies and other oilfield service companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling or production services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition, reduce profitability and make any improvement in demand for drilling or production services short-lived.

Most drilling services contracts and production services contracts are awarded on the basis of competitive bids, which also results in price competition. In addition to pricing and rig availability, we believe the following factors are also important to our customers in determining which drilling services or production services provider to select:

•	the type and condition of each of the competing drilling, and well service rigs;

•	the mobility and efficiency of the rigs;

•	the quality of service and experience of the rig crews;

•	the safety records of the rigs;

•	the offering of ancillary services; and

•	the ability to provide drilling and production equipment adaptable to, and personnel familiar with, new technologies and drilling and production techniques.

While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment, the safety record of our rigs, our ability to offer ancillary services and the quality of service and experience of our rig crews to differentiate us from our competitors. This strategy is less effective as lower demand for drilling and production services or an oversupply of drilling and well service rigs intensifies price competition and makes it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete, an oversupply of rigs can cause greater price competition, which can reduce our profitability.

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

Our operations are subject to the many hazards inherent in the drilling and well services industries, including the risks of:

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

As a key component of our business strategy, we have pursued and intend to continue to pursue acquisitions of complementary assets and businesses. For example, since September 1999, we have significantly expanded our drilling rig fleet by adding 35 rigs through acquisitions and by adding 31 rigs through the construction of rigs from new and used components. In addition, we completed the acquisition of the production services businesses of WEDGE and Competition during the first quarter of 2008. We have continued to invest in the expansion of our operations and plan to add a total of six well service rigs and 14 wireline units in the first half of 2011.

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

In connection with the acquisition of the production services businesses of WEDGE and Competition in March 2008, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) which was later amended in October 2009 and February 2010. In March 2010, we issued $250 million of Senior Notes with a coupon interest rate of 9.875% that are due in 2018 (the “Senior Notes”). We received $234.8 million of net proceeds from the issuance of the Senior Notes after deductions were made for the $10.6 million of original issue discount and $4.6 million for underwriters’ fees and other debt offering costs. The net proceeds were used to repay a portion of the borrowings outstanding under our Revolving Credit Facility. As of December 31, 2010, our total debt was $280.9 million.

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

We anticipate that our cash generated by operations and our ability to borrow under the currently unused portion of our Revolving Credit Facility should allow us to meet our routine financial obligations for the foreseeable future. However, our ability to make payments on our indebtedness, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to conditions in the oil and gas industry, general economic and financial conditions, competition in the markets where we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying acquisitions or capital investments, such as refurbishments of our rigs and related equipment; or

•	seeking to raise additional capital.

However, we may be unable to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, and any such alternative financing plans might be insufficient to allow us to meet our debt obligations. If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various covenants in our Revolving Credit Facility or other instruments governing any future indebtedness, we could be in default under the terms of our Revolving Credit Facility or such instruments. In the event of a default, the lenders under our Revolving Credit Facility could elect to declare all the loans made under such facility to be due and payable together with accrued and unpaid interest and terminate their commitments thereunder and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

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

The Indenture governing our Senior Notes contains certain restrictions on our and certain of our subsidiaries’ ability to:

•	pay dividends on stock;

•	repurchase stock or redeem subordinated debt or make other restricted payments;

•	incur, assume or guarantee additional indebtedness or issue disqualified stock;

•	create liens on the our assets;

•	enter into sale and leaseback transactions;

•	pay dividends, engage in loans, or transfer other assets from certain of our subsidiaries;

•	consolidate with or merge with or into, or sell all or substantially all of our properties to another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

The failure to comply with any of these restrictions or conditions, some of which become more restrictive over time, such as financial ratios or covenants, would cause an event of default under our Revolving Credit Facility or our Senior Notes. An event of default, if not waived, could result in acceleration of the outstanding indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our Revolving Credit Facility and our Senior Notes.

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

The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Safe Drinking Water Act, the federal Outer Continental Shelf Lands Act, the Occupational Safety and Health Act, or OSHA, and their state counterparts and similar statutes are the primary statutes that impose the requirements described above and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the “Superfund” law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred, and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also common for third parties to file claims for personal injury and property damage caused by substances released into the environment.

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

There are a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Colombia, one of our reporting segments), the Regional Greenhouse Gas Initiative or “RGGI” in the Northeastern United States, and the Western Regional Climate Action Initiative in the Western United States, including partners states New Mexico, Utah, and Montana and observer states Colorado and Wyoming.

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

On September 22, 2009, the EPA finalized a rule requiring nation-wide reporting of greenhouse gas emissions beginning January 1, 2010. The rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent greenhouse gas emissions per year, and to most upstream suppliers of fossil fuels and industrial greenhouse gas, as well as to manufacturers of vehicles and engines. In addition, the EPA recently proposed a rule that would, in general, require facilities that emit more than 25,000 tons per year of greenhouse gas equivalents to obtain permits to demonstrate that best practices and technology are being used to minimize greenhouse gas emissions.

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

The EPA has recently focused on citizen concerns about the risk of water contamination and public health problems from drilling and hydraulic fracturing activities. The EPA is conducting a comprehensive research study on the potential adverse effects that hydraulic fracturing may have on water quality and public health. It is possible that resulting federal, state and local laws and regulations might be imposed on fracturing activities. The potential adoption of federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells. A decline in the drilling of new wells and related well servicing activities caused by these initiatives could adversely affect our financial position, results of operations and cash flows.

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

We have not paid or declared any dividends on our common stock and currently intend to retain any earnings to fund our working capital needs and growth opportunities. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and restrictions imposed by the Texas Business Organizations Code and other applicable laws and by our credit facilities. Our debt arrangements include provisions that generally prohibit us from paying dividends on our capital stock, including our common stock.

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

For a description of our significant properties, see “Business—General” and “Business—Facilities” in Item 1 of this report. We consider each of our significant properties to be suitable for its intended use.

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

As of February 4, 2011, 54,243,452 shares of our common stock were outstanding, held by 515 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Our common stock trades on the NYSE Amex under the symbol “PDC.” The following table sets forth, for each of the periods indicated, the high and low sales prices per share on the NYSE Amex:

	Low	High
Fiscal Year Ended December 31, 2010:
First Quarter	$6.89	$9.79
Second Quarter	5.24	7.92
Third Quarter	5.40	6.90
Fourth Quarter	6.04	9.03

Fiscal Year Ended December 31, 2009:
First Quarter	$3.28	$6.70
Second Quarter	3.46	6.88
Third Quarter	3.96	7.34
Fourth Quarter	6.00	8.16

Fiscal Year Ended December 31, 2008:
First Quarter	$10.59	$16.70
Second Quarter	15.29	20.64
Third Quarter	12.49	18.82
Fourth Quarter	4.85	13.09

The last reported sales price for our common stock on the NYSE Amex on February 4, 2011 was $9.56 per share.

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

No shares of our common stock were purchased by or on behalf of our company or any affiliated purchaser during the quarter ended December 31, 2010.

Performance Graph

The following graph compares, for the periods from December 31, 2005 to December 31, 2010, the cumulative total shareholder return on our common stock with the cumulative total return on the companies that comprise the AMEX Composite Index and a peer group index that includes five companies that provide contract drilling services and / or production services. The companies that comprise the peer group index are Patterson-UTI Energy, Inc., Nabors Industries Ltd., Bronco Drilling Company, Precision Drilling Trust and Key Energy Services. The comparison assumes that $100 was invested on December 31, 2005 in our common stock, the companies that compose the AMEX Composite Index and the companies that compose the peer group index, and further assumes all dividends were reinvested.

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

	Years Ended December 31,			Nine months Ended December 31, 2007	Year Ended March 31, 2007
	2010(1)	2009(1)	2008(1)(2)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$487,210	$325,537	$610,884	$313,884	$416,178
Income (loss) from operations	(18,572)	(31,840)	(43,954)	55,260	126,976
Income (loss) before income taxes	(47,558)	(40,172)	(56,688)	57,774	130,789
Net earnings (loss) applicable to common stockholders	(33,261)	(23,215)	(62,745)	39,645	84,180
Earnings (loss) per common share-basic	$(0.62)	$(0.46)	$(1.26)	$0.80	$1.70
Earnings (loss) per common share-diluted	$(0.62)	$(0.46)	$(1.26)	$0.79	$1.68

Other Financial Data:
Net cash provided by operating activities	$98,351	$123,313	$186,635	$115,455	$131,530
Net cash used in investing activities	(129,481)	(113,909)	(505,615)	(123,858)	(137,960)
Net cash provided by financing activities	12,762	4,154	269,098	161	201
Capital expenditures	135,151	110,453	148,096	128,038	147,230

	As of December 31,				As of March 31, 2007
	2010(1)	2009(1)	2008(1)	2007
	(In thousands)
Balance Sheet Data:
Working capital	$76,142	$90,336	$64,372	$99,807	$124,089
Property and equipment, net	655,508	637,022	627,562	417,022	342,901
Long-term debt and capital lease obligations, excluding current installments	279,530	258,073	262,115	—	—
Shareholders’ equity	396,333	421,448	414,118	471,072	428,109
Total assets	841,343	824,955	824,479	560,212	501,495

(1)

The statement of operations data and other financial data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 include the impact of the acquisitions of WEDGE and Competition, both of which occurred on March 1, 2008. See Note 2 to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas exploration and production companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. Pioneer Drilling Company was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Our business has grown through acquisitions and through organic growth. Since September 1999, we have significantly expanded our drilling rig fleet by adding 35 rigs through acquisitions and by adding 31 rigs through the construction of rigs from new and used components. On March 1, 2008, we significantly expanded our service offerings when we acquired the production services businesses of WEDGE Group Incorporated (“WEDGE”) for $314.7 million and Prairie Investors d/b/a Competition Wireline (“Competition”) for $30.0 million, which provide well services, wireline services and fishing and rental services. We funded the WEDGE acquisition primarily with $311.5 million of borrowings under our senior secured revolving credit facility. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet multiple needs of our customers.

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

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	19
East Texas	13
West Texas	3
North Dakota	9
North Texas	3
Utah	3
Oklahoma	6
Appalachia	7
Colombia	8

As of February 4, 2011, 48 drilling rigs are operating under drilling contracts. We have 17 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs both domestically and internationally in Latin America. During the second quarter of 2009, we established our Appalachia drilling division location and now have seven drilling rigs operating in the Marcellus Shale. In early 2011, we established our West Texas drilling division location with three drilling rigs that were previously included in our East Texas drilling division location. One of these rigs has begun drilling in the Permian Basin and we expect the remaining two rigs to begin operations in late February 2011. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.

•

Production Services Division—Our Production Services Division provides a range of services to oil and gas exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our premium well service rig fleet to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We acquired one well service rig in early 2011, resulting in a total of 75 well service rigs in nine locations as of February 4, 2011. Our well service rig fleet consists of seventy 550 horsepower rigs, four 600 horsepower rigs, and one 400 horsepower rig, with an average age of 3.4 years. All our well service rigs are currently operating or are being actively marketed, with January 2011 utilization of approximately 88%. We plan to add another five well service rigs to our fleet by mid-2011.

•

Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. We acquired 21 wireline units during 2010 and two additional wireline units in early 2011, resulting in a total of 86 wireline units in 22 locations as of February 4, 2011. We plan to add another 12 wireline units by mid-2011.

•

Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of December 31, 2010 our fishing and rental tools have a gross book value of $13.5 million.

Market Conditions in Our Industry

Demand for oilfield services offered by our industry is a function of our customers’ willingness to make operating expenditures and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected levels of oil and natural gas prices.

From 2004 through 2008, domestic exploration and production spending increased as oil and natural gas prices increased. Since late 2008, there has been substantial volatility and a decline in oil and natural gas prices due to the downturn in the global economic environment. In response, our customers curtailed their drilling programs and reduced their production activities, particularly in natural gas producing regions, which has resulted in a decrease in demand and revenue rates for certain of our drilling rigs and production services equipment. Additionally, there was uncertainty in the capital markets and access to financing was limited. These conditions adversely affected our business environment. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A—“Risk Factors” in Part I of this Annual Report on Form 10-K.

With increasing oil and natural gas prices through 2010, exploration and production companies modestly increased their exploration and production spending for 2010 and industry rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. We expect continued modest increases in exploration and production spending for 2011, which we expect will result in modest increases in industry rig utilization and revenue rates in 2011, as compared to 2010.

On February 4, 2011, the spot price for West Texas Intermediate crude oil was $89.03, the spot price for Henry Hub natural gas was $4.47 and the Baker Hughes land rig count was 1,696, a 33% increase from 1,280 on February 5, 2010. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic well service rig count for each of the last five years were:

	Years Ended December 31,
	2010	2009	2008	2007	2006
Oil (West Texas Intermediate)	$79.39	$61.81	$99.86	$72.71	$66.28
Natural Gas (Henry Hub)	$4.35	$3.85	$8.81	$6.90	$6.66
U.S. Land Rig Count	1,493	1,035	1,792	1,670	1,537
U.S. Well Service Rig Count	1,854	1,735	2,514	2,388	2,364

As represented in the table above, increases in oil and natural gas prices from 2004 to late 2008 resulted in corresponding increases in the U.S. land rig counts and U.S. well service rig counts, while declines in prices from late 2008 to late 2009 led to decreases in the U.S. land rig counts and U.S. well service rig counts. Since late 2009, increases in oil and natural gas prices have caused modest increases in exploration and production spending and the corresponding increases in drilling and well services activities is reflected by increases in the U.S. land rig counts and the U.S. well service rig counts in 2010.

Our business is influenced substantially by both operating and capital expenditures by exploration and production companies. Exploration and production spending is generally categorized as either a capital expenditure or operating expenditure.

Capital expenditures by oil and gas exploration and production companies tend to be relatively sensitive to volatility in oil or natural gas prices because project decisions are tied to a return on investment spanning a number of years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate in the amount of time required to plan and execute a capital expenditure project (such as the drilling of a deep well). When commodity prices are depressed for long periods of time, capital expenditure projects are routinely deferred until prices return to an acceptable level.

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

Liquidity and Capital Resources

Sources of Capital Resources

Our principal liquidity requirements have been for working capital needs, capital expenditures and acquisitions. Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $22.0 million as of December 31, 2010); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”). Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $225 million, all of which matures on August 31, 2012. We made a $12.8 million principal payment after December 31, 2010, which resulted in a $25.0 million outstanding balance under our Revolving Credit Facility and $9.2 million in committed letters of credit at February 4, 2011. Therefore, our borrowing availability under our Revolving Credit Facility was $190.8 million as of February 4, 2011. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes. We presently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.

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

In July 2009, we filed a shelf registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. In November 2009, we obtained $24.0 million in net proceeds when we sold 3,820,000 shares of our common stock at $6.75 per share, less underwriters’ commissions, pursuant to a public offering under the $300 million shelf registration statement. The remaining availability under the $300 million shelf registration statement for equity or debt offerings is $274.2 million as of February 4, 2011. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.

At December 31, 2010, we held $15.9 million (par value) of ARPSs, which were variable-rate preferred securities and had a long-term maturity with the interest rate being reset through “Dutch auctions” that were held every seven days. The ARPSs had historically traded at par because of the frequent interest rate resets and because they were callable at par at the option of the issuer. Interest was paid at the end of each auction period. Our ARPSs were AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that were equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction was that such holders could not sell the securities at auction and the interest rate on the security reset to a maximum auction rate. We continued to receive interest payments on our ARPSs in accordance with their terms.

On January 19, 2011, we entered into an agreement with a financial institution to sell the ARPSs for $12.6 million, which represents 79% of the par value, plus accrued interest. Under the agreement, we retained the unilateral right for a period ending January 7, 2013 to: (a) repurchase all the ARPSs at the $12.6 million price at which they were initially sold to the financial institution; and (b) if not repurchased, receive additional proceeds from the financial institution upon redemption of the ARPSs by the original issuer.

Uses of Capital Resources

For the years ended December 31, 2010 and 2009, our primary uses of capital resources were property and equipment additions that consisted of the following (amounts in thousands):

	Years ended December 31,
	2010	2009
Drilling Services Division:
Routine	$17,441	$14,655
Discretionary	88,201	70,502
New-builds and acquisitions	—	12,046

Total Drilling Services Division	105,642	97,203
Production Services Division:
Routine	6,972	5,366
Discretionary	1,202	662
New-builds and acquisitions	17,187	11,481

Total Production Services Division	25,361	17,509

Net cash used for purchases of property and equipment	131,003	114,712
Net impact of accruals	4,148	(4,259)

Total Capital Expenditures	$135,151	$110,453

We capitalized $0.5 million and $0.3 million of interest costs in property and equipment during the years ended December 31, 2010 and 2009, respectively.

Our Drilling Services Division performed significant upgrade projects on 24 drilling rigs during the year ended December 31, 2010, primarily in connection with obtaining new drilling contracts in unconventional plays and Colombia. These projects included the installation of 16 top drives, five iron roughnecks, two automatic catwalks and 11 walking/skidding systems. During the year ended December 31, 2009, we performed significant upgrade projects on seven drilling rigs, including the addition of 11 top drives to our drilling rigs. Also during the year ended December 31, 2009, we incurred $13.7 million of rig construction costs to complete construction of a 2000 horsepower drilling rig which was placed into service in June 2009.

Our Production Services Division acquired 20 and five wireline units, as well as auxiliary equipment for well service rigs, during the years ended December 31, 2010 and 2009, respectively, which is reflected in the new-builds and acquisitions section of the table above.

Currently, we expect to spend approximately $140 million to $150 million on capital expenditures during 2011. We expect the total capital expenditures for 2011 will be allocated approximately 75% for our Drilling Services Division and approximately 25% for our Production Services Division. Our planned capital expenditures for the year ending December 31, 2011 include 14 wireline units and six well service rigs that we expect will go into service during the first half of 2011 and two new-build drillings rigs. We will not begin construction of these new-build drilling rigs unless we have secured long-term contracts. Actual capital expenditures may vary depending on the level of new-build and other expansion opportunities that meet our strategic and return on capital criteria. We expect to fund these capital expenditures from operating cash flow in excess of our working capital and other normal cash flow requirements, and from borrowings under our Revolving Credit Facility, as necessary.

Working Capital

Our working capital was $76.1 million at December 31, 2010, compared to $90.3 million at December 31, 2009. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.0 at December 31, 2010 compared to 2.9 at December 31, 2009.

Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.

The changes in the components of our working capital were as follows (amounts in thousands):

	December 31, 2010	December 31, 2009	Change
Cash and cash equivalents	$22,011	$40,379	$(18,368)
Short-term investments	12,569	—	12,569
Receivables:
Trade, net of allowance for doubtful accounts	61,345	26,648	34,697
Unbilled receivables	21,423	8,586	12,837
Insurance recoveries	4,035	5,107	(1,072)
Income taxes	2,712	41,126	(38,414)
Deferred income taxes	9,867	5,560	4,307
Inventory	9,023	5,535	3,488
Prepaid expenses and other current assets	8,797	6,199	2,598

Current assets	151,782	139,140	12,642

Accounts payable	26,929	15,324	11,605
Current portion of long-term debt	1,408	4,041	(2,633)
Prepaid drilling contracts	3,669	408	3,261
Accrued expenses:
Payroll and related employee costs	18,057	7,740	10,317
Insurance premiums and deductibles	8,774	8,615	159
Insurance claims and settlements	4,035	5,042	(1,007)
Interest	7,307	271	7,036
Other	5,461	7,363	(1,902)

Current liabilities	75,640	48,804	26,836

Working capital	$76,142	$90,336	$(14,194)

The decrease in cash and cash equivalents was primarily due to $131.0 million used for purchases of property and equipment, offset by cash provided by operations of $98.4 million and $12.7 million in proceeds from debt borrowings, net of debt repayments and issuance costs, during the year ended December 31, 2010.

Short-term investments as of December 31, 2010 represent our ARPS which were classified as available for sale as of December 31, 2010, and were liquidated in January 2011. At December 31, 2009, these investments were classified as long-term investments due to our inability to determine the recovery period for these investments at that time.

The increases in our trade receivables and unbilled receivables as of December 31, 2010 as compared to December 31, 2009 were due to the increase in revenues of $67.4 million, or 83%, for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009, and due to the timing of the billing and collection cycles for long-term drilling contracts in Colombia.

Income taxes receivable as of December 31, 2009 primarily related to net operating losses recognized during 2009. We applied our net operating losses against taxable income that we recognized in prior years which resulted in a federal tax refund. Our income taxes receivable decreased at December 31, 2010, as we received a federal income tax refund of $40.6 million in April 2010 primarily related to the carry-back of our 2009 net operating losses.

The increase in deferred income taxes is due to the movement of our deferred tax assets related to net operating losses for our Colombian operations from long-term to current. We now expect to realize the deferred tax assets in the short-term due to the increase in our Colombian operations through 2010.

The increase in inventory at December 31, 2010 as compared to December 31, 2009 was primarily due to the expansion of our operations in Colombia, which accounted for $2.4 million of the increase, with the remaining increase primarily due to the expansion of our domestic wireline services operations during 2010. We maintain inventories of replacement parts and supplies for our drilling rigs operating in Colombia to ensure efficient operations in geographically remote areas. During 2010, we exported our seventh and eighth drilling rigs to Colombia and established an additional inventory level for these two additional rigs.

The increase in prepaid expenses and other current assets at December 31, 2010 as compared to December 31, 2009 is primarily due to an increase in deferred mobilization costs for four drilling rigs that began new long-term drilling contracts during the year ended December 31, 2010. These deferred mobilization costs are being amortized over the related contract terms.

The increase in accounts payable at December 31, 2010 as compared to December 31, 2009 is due to the overall increase in the demand for drilling, well services, wireline services and fishing and rental services during the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009. Our operating costs increased $37.1 million, or 65%, during the fourth quarter of 2010 as compared to the fourth quarter of 2009. In addition, our capital expenditures accruals increased for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009, accounting for $4.1 million of the increase in accounts payable. Both the increase in the demand for our services and the increase in capital expenditures led to an increase in purchases from our vendors.

The current portion of long-term debt at December 31, 2010 relates to $1.4 million of debt payments under our subordinated notes payable and other debt that are due within the next year.

Prepaid drilling contracts represent amounts billed for mobilization revenues in excess of revenue recognized for certain drilling contracts. Mobilization billings, and costs incurred for the mobilization, are deferred and recognized over the term of the related drilling contracts. The increase in prepaid drilling contracts at December 31, 2010 as compared to December 31, 2009 is primarily due to an increase in deferred mobilization revenues for four of the drilling rigs in Colombia that began new long-term drilling contracts during the year ended December 31, 2010.

The increase in accrued payroll and related employee costs was primarily due to workforce additions and increased accruals for higher bonuses for 2010, both of which are a result of higher demand for our drilling and production services during the year ended December 31, 2010. Our employee count increased by approximately 850 people, or 50%, as of December 31, 2010, as compared to December 31, 2009.

Accrued interest at December 31, 2010 primarily relates to the outstanding debt balance for our Senior Notes, while accrued interest at December 31, 2009 primarily related to the outstanding debt balance under our Revolving Credit Facility. On March 11, 2010, we issued $250 million of Senior Notes with a coupon interest rate of 9.875%. The Senior Notes were sold with an original issue discount that will result in an effective yield to maturity of approximately 10.677%. The proceeds from the issuance of the Senior Notes were immediately used to make a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility.

The Revolving Credit Facility had an interest rate of 3.74% as of December 31, 2009 which was based on the LIBOR rate plus a per annum margin, with interest payments due monthly. The Senior Notes have a higher interest rate as compared to the Revolving Credit Facility, with interest payments due semi-annually, which resulted in an increase in accrued interest as of December 31, 2010.

Long-term Debt and Other Contractual Obligations

The following table includes all our contractual obligations at December 31, 2010 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$290,858	$1,408	$39,450	$—	$250,000
Interest on long-term debt	188,580	26,755	50,731	49,375	61,719
Purchase commitments	11,611	11,611	—	—	—
Operating leases	6,527	2,408	3,369	750	—
Restricted cash obligation	1,950	650	1,300	—	—

Total	$499,526	$42,832	$94,850	$50,125	$311,719

Long-term debt consists of $37.8 million outstanding under our Revolving Credit Facility, $250 million face amount outstanding under our Senior Notes, $3.0 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses, and other debt of $0.1 million. The $37.8 million outstanding under our Revolving Credit Facility is due at maturity on August 31, 2012. However, we may make principal payments to reduce the outstanding debt balance prior to maturity when cash and working capital is sufficient. The outstanding balance under our Senior Notes has a carrying value of $240.1 million, which represents the $250 million face value net of the $9.9 million of original issue discount, net of amortization. The discount is being amortized over the term of the Senior Notes based on the effective interest method. The Senior Notes will mature on March 15, 2018. Our subordinated notes payable have final maturity dates ranging from January 2011 to April 2013.

Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 4.77% interest rate that was in effect on February 4, 2011 and (2) the outstanding principal balance of $37.8 million at December 31, 2010 to be paid at maturity in August 2012. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2010, through maturity. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 5.4% to 14%, with either quarterly or annual payments of principal and interest through maturity.

Purchase obligations primarily relate to equipment upgrades and purchases of new equipment.

Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.

As of December 31, 2010, we had restricted cash in the amount of $2.0 million held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $0.7 million payable over the remaining three years from the escrow account.

Debt Requirements

The Revolving Credit Facility contains customary mandatory prepayments in respect of asset dispositions, debt incurrence and equity issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $225 million borrowing capacity under the Revolving Credit Facility other than maintaining compliance with the covenants. At December 31, 2010, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 2.7 to 1.0, our senior consolidated leverage ratio was 0.4 to 1.0 and our interest coverage ratio was 4.2 to 1.0.

The financial covenants contained in our Revolving Credit Facility include the following:

•	A maximum total consolidated leverage ratio that cannot exceed:

•	5.00 to 1.00 as of the end of any fiscal quarter ending December 31, 2010 through June 30, 2011;

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	4.00 to 1.00 as of the end of any fiscal quarter ending June 30, 2012 and thereafter.

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed:

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2010;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2011;

•	4.00 to 1.00 as of the end of the fiscal quarter ending June 30, 2011;

•	3.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	3.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	3.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	3.00 to 1.00 as of the end of any fiscal quarter ended June 30, 2012 and thereafter.

•	A minimum interest coverage ratio that cannot be less than:

•	2.00 to 1.00 as of the end of any fiscal quarter ending December 31, 2010 through December 31, 2011; and

•	3.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2012 and thereafter.

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

At December 31, 2010, our senior consolidated leverage ratio was not greater than 2.50 to 1.00 and, therefore, we were not subject to the capital expenditure threshold restrictions listed above.

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

In addition to the financial covenants under our Revolving Credit Facility, the Indenture Agreement for our Senior Notes contains certain restrictions on our ability to:

•	pay dividends on stock;

•	repurchase stock or redeem subordinated debt or make other restricted payments;

•	incur, assume or guarantee additional indebtedness or issue disqualified stock;

•	create liens on our assets;

•	enter into sale and leaseback transactions;

•	pay dividends, engage in loans, or transfer other assets from certain of our subsidiaries;

•	consolidate with or merge with or into, or sell all or substantially all of our properties to another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

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

Our Senior Notes are not subject to any sinking fund requirements. As of December 31, 2010, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

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

Our management has determined that it is appropriate to use the percentage-of-completion method, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed-on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed-on depth in breach of the applicable contract. However, in the event we were unable to drill to the agreed-on depth in breach of the contract, ultimate recovery of that value would be subject to negotiations with the customer and the possibility of litigation.

If a customer defaults on its payment obligation to us under a turnkey or footage contract, we would need to rely on applicable law to enforce our lien rights, because our turnkey and footage contracts do not expressly grant to us a security interest in the work we have completed under the contract and we have no ownership rights in the work-in-progress or completed drilling work, except any rights arising under the applicable lien statute on foreclosure. If we were unable to drill to the agreed-on depth in breach of the contract, we also would need to rely on equitable remedies outside of the contract available in applicable courts to recover the fair value of our work-in-progress under a turnkey or footage contract.

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

With most drilling contracts, we receive payments contractually designated for the mobilization of rigs and other equipment. Payments received, and costs incurred for the mobilization services are deferred and recognized on a straight line basis over the related contract term. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements that we receive for out-of-pocket expenses are recorded as revenue and the out-of-pocket expenses for which they relate are recorded as operating costs.

The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “prepaid drilling contracts” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of December 31, 2010 we had $6.3 million of deferred mobilization revenues, of which the current portion was $3.7 million. The related deferred mobilization costs were $5.8 million, of which the current portion was $3.3 million. Our deferred mobilization costs and revenues primarily related to long-term contracts for our Colombian operations, which are being amortized through the year ending December 31, 2012. Amortization of deferred mobilization revenues was $3.0 million for the year ended December 31, 2010.

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

Long-lived Assets and Intangible Assets—We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Property, Plant, and Equipment and ASC Topic 350, Intangibles—Goodwill and Other. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and well service rigs. In performing the impairment evaluation, we estimate the future undiscounted net cash flows relating to long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Division, our long-lived assets and intangible assets are grouped at the reporting unit level which is one level below the operating segment level. For our Drilling Services Division, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

We performed an impairment analysis of our long-lived assets and intangible assets at December 31, 2008, due to significant adverse changes in the economic and business climate that resulted in decreases in estimated revenues, margins and cash flows. Essentially all our intangible assets were recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec when revenues, margins and cash flows were at historically high levels in early 2008. We determined that the sum of the estimated future undiscounted net cash flows was less than the carrying amount of the long-lived assets and intangible assets in each reporting unit at December 31, 2008. Our long-lived asset and intangible asset impairment analysis for the reporting units in our Production Services Division resulted in no impairment charge to property and equipment and a non-cash impairment charge of $52.8 million to the carrying value of our intangible assets for customers relationships for the year ended December 31, 2008. This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the overall downturn in our industry and decline in our projected cash flows. We did not record an impairment charge on any long-lived assets for our Production Services Division for the years ended December 31, 2010 or 2009. For our Drilling Services Division, we did not record an impairment charge on any long-lived assets for the years ended December 31, 2010, 2009 or 2008.

Goodwill—Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of ASC Topic 350. Goodwill is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill. ASC Topic 350 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value. Goodwill of $118.6 million was initially recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec, all of which occurred between March 1, 2008 and October 1, 2008, and was allocated to the three reporting units for our Production Services Division which are well services, wireline services and fishing and rental services. We recorded a full impairment of this goodwill during the year ended December 31, 2008 as further described below.

When estimating fair values of a reporting unit for our goodwill impairment test, we use a combination of an income approach and a market approach which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that were discounted using a weighted average cost of capital rate. The market approach provides an estimated fair value based on our market capitalization that was computed using the prior 30-day average market price of our common stock and the number of shares outstanding as of the impairment test date. The estimated fair values computed using the income approach and the market approach were then equally weighted and combined into a single fair value. The primary assumptions used in the income approach were estimated cash flows and weighted average cost of capital. Estimated cash flows were primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital. We utilized discount rates based on weighted average cost of capital ranging from 15.8% to 16.7% when we estimated fair values of our reporting units as of December 31, 2008. The primary assumptions used in the market approach were the allocation of total market capitalization to each reporting unit, which was based on projected EBITDA percentages for each reporting unit, and control premiums, which were based on comparable industry averages. We utilized a 30% control premium when we estimated fair values of our reporting units as of December 31, 2008. To ensure the reasonableness of the estimated fair values of our reporting units, we performed a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and required management judgment.

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

We had no goodwill additions during the years ended December 31, 2010 or 2009, and consequently, have no goodwill reflected on our consolidated balance sheets at December 31, 2010 and 2009.

Deferred taxes—We provide deferred taxes for the basis differences in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, net operating loss carryforwards, employee benefit and other accrued liabilities which are deducted in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs, well service rigs and wireline units over 2 to 25 years and refurbishments over 3 to 5 years, while federal income tax rules require that we depreciate drilling rigs, well service rigs and wireline units over 5 years. Therefore, in the first 5 years of our ownership of a drilling rig, well service rig or wireline unit, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After 5 years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Accounting estimates—We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. During the year ended December 31, 2010, we experienced a loss of $0.2 million on one turnkey contract. During the year ended December 31, 2009, we did not experience a loss on any turnkey or footage contracts completed. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had one turnkey and no footage contracts in progress at December 31, 2010. The turnkey contract was completed prior to the release of the financial statements included in this report. Our unbilled receivables totaled $21.4 million at December 31, 2010. Of that amount accrued, turnkey drilling contract revenues were $1.3 million. The remaining balance of unbilled receivables related to $18.7 million of the revenue recognized but not yet billed on daywork drilling contracts in progress at December 31, 2010 and $1.4 million related to unbilled receivables for our Production Services Division.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $0.7 million at December 31, 2010 and $0.3 million at December 31, 2009.

Our determination of the useful lives of our depreciable assets, which directly affects our determination of depreciation expense and deferred taxes is also a critical accounting estimate. A decrease in the useful life of our property and equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling, production, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from 2 to 25 years. We record the same depreciation expense whether a drilling rig, well service rig or wireline unit is idle or working. Our estimates of the useful lives of our drilling, production, transportation and other equipment are based on our more than 35 years of experience in the oilfield services industry with similar equipment.

As of December 31, 2010, we had a $1.2 million deferred tax asset related to the $3.3 million impairment of our ARPSs which will represent a capital loss for tax treatment purposes. We can recognize a tax benefit associated with this impairment to the extent of capital gains we expect to earn in future periods. We recorded a valuation allowance to fully offset our deferred tax asset relating to this capital loss since we believe capital gains are not likely in future periods.

As of December 31, 2010, we had $27.3 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.

Our accrued insurance premiums and deductibles as of December 31, 2010 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.5 million and our workers’ compensation, general liability and auto liability insurance of approximately $6.6 million. As of January 1, 2011, we have a deductible of $150,000 per covered individual per year under the health insurance, up from $125,000 during 2010. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.

Our stock-based compensation expense includes estimates for certain of our long-term incentive compensation plans which have performance-based award components dependent upon our performance over a set performance period, as compared to the performance of a pre-defined peer group. The accruals for these awards include estimates which affect our stock-based compensation expense, employee related accruals and equity. As of December 31, 2010, we estimated that our actual achievement level will be 80% of the predetermined performance conditions. The final amount will be determinable in the first quarter of 2011.

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

Statements of Operations Analysis—Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

The following table provides information about our operations for the years ended December 31, 2010 and December 31, 2009 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Years ended December 31,
	2010	2009
Drilling Services Division:
Revenues	$312,196	$219,751
Operating costs	227,136	147,343

Drilling Services Division margin	$85,060	$72,408

Average number of drilling rigs	71.0	70.7
Utilization rate	59%	41%
Revenue days	15,182	10,491

Average revenues per day	$20,564	$20,947
Average operating costs per day	14,961	14,045

Drilling Services Division margin per day	$5,603	$6,902

Production Services Division:
Revenues	$175,014	$105,786
Operating costs	105,295	68,012

Production Services Division margin	$69,719	$37,774

Combined:
Revenues	$487,210	$325,537
Operating costs	332,431	215,355

Combined margin	$154,779	$110,182

Adjusted EBITDA	$103,151	$74,942

We present Drilling Services Division margin, Production Services Division margin, combined margin and earnings before interest, taxes, depreciation, amortization and impairments (Adjusted EBITDA) information because we believe it provides investors and our management additional information to assist them in assessing our business and performance in comparison to other companies in our industry. Since Drilling Services Division margin, Production Services Division margin, combined margin and Adjusted EBITDA are “non-GAAP” financial measures under the rules and regulations of the SEC, we are providing the following reconciliation of combined margin and Adjusted EBITDA to net loss, which is the nearest comparable GAAP financial measure.

	Year ended December 31,
	2010	2009
	(amounts in thousands)
Reconciliation of combined margin and
Adjusted EBITDA to net loss:
Combined margin	$154,779	$110,182
General and administrative	(52,047)	(37,478)
Bad debt recovery (expense)	(493)	1,642
Other income	912	596

Adjusted EBITDA	103,151	74,942
Depreciation and amortization	(120,811)	(106,186)
Interest income (expense), net	(26,567)	(8,928)
Impairment of investments	(3,331)	—
Income tax benefit	14,297	16,957

Net loss	$(33,261)	$(23,215)

Our Drilling Services Division’s revenues increased by $92.4 million, or 42%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to a 45% increase in revenue days that resulted from an increase in our rig utilization rate to 59% from 41%. We have experienced an increase in the demand for drilling services in 2010 as our industry begins to recover from the downturn that bottomed in late 2009. Consequently, utilization rates and drilling revenue rates have improved in 2010 as compared to 2009. However, when compared to 2009, our Drilling Services Division’s average revenues decreased by $383 per day, or 2%. During 2009, a significant portion of our drilling rigs were still operating or were on standby under long-term drilling contracts that were entered into when drilling rig demand was high and drilling revenues per day were at historically high levels. The positive impact of the higher revenue rates for these long-term contracts had a diminishing affect on our average revenues per day as the contracts expired ratably during 2009. In addition, a larger percentage of our Drilling Services Division’s revenues were attributed to turnkey drilling contracts in 2009 when compared to 2010, and turnkey drilling contracts result in higher average revenues per day than daywork drilling contracts. The overall decreases in our average drilling revenues per day during 2010 as compared to 2009 was partially offset by an increase in our Colombian operations during 2010, as drilling contracts in Colombia have higher revenue rates per day when compared to domestic drilling contracts.

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. Turnkey drilling contracts also result in higher average revenues per day and higher average operating costs per day when compared to daywork drilling contracts. We completed 11 turnkey drilling contracts during 2010, as compared to 14 turnkey drilling contracts completed during 2009. The shift to fewer turnkey drilling contracts is due to the increase in the demand for drilling services in 2010. The following table provides percentages of our drilling revenues by drilling contract type for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009
Daywork Contracts	95%	90%
Turnkey Contracts	5%	10%
Footage Contracts	—	—

Our Drilling Services Division’s operating costs increased $79.8 million, or 54%, for the year ended December 31, 2010, as compared to the corresponding period in 2009, primarily due to the increase in utilization and the increase in our operating costs of $916 per day, or 7%. The increase in operating costs per day is due to higher average drilling costs per day for our domestic operations, as well as the increase in our Colombian operations during 2010 as compared to the corresponding period in 2009, where we have a higher operating cost per day as compared to our domestic operations. We have seen an increase in the demand for our services during 2010 as our industry begins to recover from the downturn that bottomed in late 2009. As utilization rates began to increase in 2010, average operating costs per day increased due to higher wage rates and repair and maintenance expenses as drilling rigs come out of storage and begin operations. In addition, average operating costs per day in 2009 were lower due to a significant portion of our drilling rigs earning standby revenue rates under longer-term drilling contracts and incurring reduced operating costs. The overall increase in operating costs per day in 2010 was partially offset by a decrease in operating costs per day due to a smaller proportion of our drilling services attributable to turnkey contracts during the year ended December 31, 2010 as compared to the corresponding period in 2009.

Our Production Services Division’s revenues increased by $69.2 million, or 65%, while operating costs increased by $37.3 million, or 55%, for the year ended December 31, 2010, as compared to the corresponding period in 2009. Our Production Services Division experienced increases in its revenue and operating cost due to higher demand for our wireline services, well services and fishing and rental services during 2010 as compared to 2009. The increase in our Production Services Division’s revenues is due primarily to higher utilization rates, especially in the wireline and well services operations, and to a lesser extent, higher revenue rates charged for these services during 2010, as compared to the corresponding period in 2009. We have also expanded our operations in 2010 by adding 21 wireline units resulting in an increase in both revenues and operating costs.

Our general and administrative expense increased by approximately $14.6 million, or 39%, for the year ended December 31, 2010 as compared to the corresponding period in 2009. The increase is primarily due to increases in compensation related expenses. With the industry downturn during 2009, we experienced a decrease in the demand for our services and we responded with workforce reductions, elimination of wage rate increases and reduced bonus compensation. During 2010, we have seen an increase in the demand for our services as our industry begins to recover from the industry downturn in 2009. Compensation related expenses increased during 2010 as we have added employees in our corporate office and have accrued for higher bonuses for 2010.

Bad debt recovery decreased for the year ended December 31, 2010 as compared to the corresponding period in 2009, primarily due to the collection of a customer’s past due account receivable balance in 2009 for which we had previously established a $1.3 million allowance for doubtful accounts in December 2008.

Our other income increased by $0.3 million for the year ended December 31, 2010 as compared to the corresponding period in 2009, primarily due to the increase in foreign currency translation gains in excess of losses recognized in relation to our operations in Colombia.

Our depreciation and amortization expenses increased by $14.6 million for the year ended December 31, 2010, as compared to the corresponding period in 2009. This increase resulted primarily from capital expenditures made to upgrade certain drilling rigs to meet the needs of our customers and obtain new contracts as well as capital expenditures for the acquisition of new wireline units.

Interest expense for the year ended December 31, 2010 primarily related to the outstanding debt balance for our Senior Notes, while interest expense for the year ended December 31, 2009 primarily related to the outstanding debt balance under our Revolving Credit Facility. On March 11, 2010, we issued $250 million of Senior Notes with a coupon interest rate of 9.875%. The Senior Notes were sold with an original issue discount that will result in an effective yield to maturity of approximately 10.677%. The proceeds from the issuance of the Senior Notes were immediately used to make a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility. The Revolving Credit Facility had a relatively low interest rate of 3.74% as of December 31, 2009, which was based on the LIBOR rate plus a per annum margin. The Senior Notes have a higher interest rate when compared to the Revolving Credit Facility, which resulted in the increase in interest expense during 2010. In addition, interest expense increased in 2010 as compared to 2009 due to an increase in total outstanding debt which was $280.9 million as of December 31, 2010 as compared to $262.1 million as of December 31, 2009.

Our effective income tax rate for the year ended December 31, 2010 differs from the federal statutory rate in the United States of 35% primarily due to a lower effective tax rate in foreign jurisdictions, state income taxes, valuation allowances and other permanent differences.

Statements of Operations Analysis—Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

The following table provides information about our operations for the years ended December 31, 2009 and 2008 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information). Our Production Services Division was created on March 1, 2008, when we acquired the production services businesses from WEDGE and Competition.

	Years ended December 31,
	2009	2008
Drilling Services Division:
Revenues	$219,751	$456,890
Operating costs	147,343	269,846

Drilling Services Division margin	$72,408	$187,044

Average number of drilling rigs	70.7	67.4
Utilization rate	41%	89%
Revenue days	10,491	22,057
Average revenues per day	$20,947	$20,714
Average operating costs per day	14,045	12,234

Drilling Services Division margin per day	$6,902	$8,480

Production Services Division:
Revenues	$105,786	$153,994
Operating costs	68,012	80,097

Production Services Division margin	$37,774	$73,897

Combined:
Revenues	$325,537	$610,884
Operating costs	215,355	349,943

Combined margin	$110,182	$260,941

Adjusted EBITDA	$74,942	$214,766

We present drilling margin and earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) information because we believe it provides investors and our management additional information to assist them in assessing our business and performance in comparison to other companies in our industry. Since drilling margin and Adjusted EBITDA are “non-GAAP” financial measures under the rules and regulations of the SEC, we are providing the following reconciliation of drilling margin and Adjusted EBITDA to net earnings, which is the nearest comparable GAAP financial measure.

	Years ended December 31,
	2009	2008
	(amounts in thousands)
Reconciliation of combined margin and
Adjusted EBITDA to net loss:
Combined margin	$110,182	$260,941
General and administrative	(37,478)	(44,834)
Bad debt recovery (expense)	1,642	(423)
Other income (expense)	596	(918)

Adjusted EBITDA	74,942	214,766
Depreciation and amortization	(106,186)	(88,145)
Impairment of goodwill	—	(118,646)
Impairment of intangible assets	—	(52,847)
Interest expense, net	(8,928)	(11,816)
Income tax expense	16,957	(6,057)

Net loss	$(23,215)	$(62,745)

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

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. We completed 14 turnkey drilling contracts during the year ended December 31, 2009 as compared to ten turnkey drilling contracts completed during the year ended December 31, 2008. The following table provides percentages of our drilling revenues by drilling contract type for the years ended December 31, 2009 and 2008:

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

Our general and administrative expense for the year ended December 31, 2009 decreased by approximately $7.4 million, or 16%, as compared to the corresponding period in 2008. Professional and consulting expenses decreased by $5.2 million and compensation related expenses decreased by $2.8 million for the year ended December 31, 2009, as compared to the corresponding period in 2008. We incurred professional and consulting expenses in 2008 related to an investigation conducted by the special committee of our Board of Directors and for the acquisitions of the production services businesses from WEDGE and Competition. The decrease in compensation related expenses is primarily due to decreases in bonus compensation and salary compensation related to workforce reductions in 2009 as compared to 2008. The overall decrease in general and administrative expense was partially offset by increases in insurance expenses and general and administrative expenses relating to our Production Services Division. As noted above, a full year of Production Services Division operations are reflected in the results of operations for the year ended December 31, 2009, as compared to ten months of operating results for the year ended December 31, 2008.

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

Our depreciation and amortization expenses for the year ended December 31, 2009 increased by $18.0 million, or 20%, as compared to the corresponding period in 2008. This increase resulted primarily from the increase in the fleet size of our drilling rigs, well service rigs and wireline units. The 2009 additions to each fleet consisted primarily of newly constructed equipment. The increase also related to additional depreciation and amortization expense for our new Production Services Division. As noted above, a full year of Production Services Division operations are reflected in the results of operations for the year ended December 31, 2009, as compared to ten months of operating results for the year ended December 31, 2008.

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

During the fiscal years ended December 31, 2007 and 2008, we experienced increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide demand for equipment, supplies and service. We estimate these costs increased by 10% to 15% during the fiscal years ended December 31, 2007 and 2008. We did not experience similar cost increases during 2009; however, we have experienced an increase of approximately 5% during 2010.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Recently Issued Accounting Standards

Multiple Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Business Combinations. In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for

Business Combinations—A consensus of the FASB Emerging Issues Task Force. This update provides clarification requiring public companies that have completed material acquisitions to disclose the revenue and earnings of the combined business as if the acquisition took place at the beginning of the comparable prior annual reporting period, and also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We will be required to apply this guidance prospectively for business combinations for which the acquisition date is on or after January 1, 2011. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Recently Enacted Regulation

The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities. The tax is assessed on an entity’s net equity, measured on a Colombian tax basis as of January 1, 2011, and is payable in eight semi-annual installments from 2011 through 2014. Based on our Colombian operations’ net equity, as defined, we estimate that our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. In January 2011, the actual net-worth tax obligation will be recognized in full in other expense in our consolidated statement of operations and in other accrued expenses and other long-term liabilities on our consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate market risk on our variable rate debt. As of December 31, 2010, we had $37.8 million outstanding under our Revolving Credit Facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would have resulted in increased interest expense of approximately $0.4 million and a decrease in net income of approximately $0.2 million during 2010.

At December 31, 2010, we held $15.9 million (par value) of investments comprised of tax exempt, auction rate preferred securities (ARPS), which were variable-rate preferred securities and had a long-term maturity with the interest rate being reset through “Dutch auctions” that were held every seven days. The ARPSs had historically traded at par because of the frequent interest rate resets and because they were callable at par at the option of the issuer. Interest was paid at the end of each auction period. Our ARPSs were AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that were equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders could not sell the securities at auction and the interest rate on the security reset to a maximum auction rate. We continued to receive interest payments on our ARPSs in accordance with their terms.

On January 19, 2011, we entered into an agreement with a financial institution to sell the ARPSs for $12.6 million, which represents 79% of the par value, plus accrued interest. Under the agreement, we retained the unilateral right for a period ending January 7, 2013 to: (a) repurchase all the ARPSs that were sold at the $12.6 million price at which they were initially sold to the financial institution; and (b) if not repurchased, receive additional proceeds from the financial institution upon redemption of the ARPSs by the original issuer of these securities.

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

The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency gains of $0.4 million for the year ended December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

PIONEER DRILLING COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pioneer Drilling Company:

We have audited the accompanying consolidated balance sheets of Pioneer Drilling Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Drilling Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas

February 17, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pioneer Drilling Company:

We have audited Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pioneer Drilling Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pioneer Drilling Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Drilling Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 17, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

February 17, 2011

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31, 2010	December 31, 2009

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,011	$40,379
Short-term investments	12,569	—
Receivables:
Trade, net of allowance for doubtful accounts	61,345	26,648
Unbilled receivables	21,423	8,586
Insurance recoveries	4,035	5,107
Income taxes	2,712	41,126
Deferred income taxes	9,867	5,560
Inventory	9,023	5,535
Prepaid expenses and other current assets	8,797	6,199

Total current assets	151,782	139,140

Property and equipment, at cost	1,097,179	967,893
Less accumulated depreciation	441,671	330,871

Net property and equipment	655,508	637,022
Intangible assets, net of amortization	21,966	25,393
Noncurrent deferred income taxes	—	2,339
Long-term investments	—	13,228
Other long-term assets	12,087	7,833

Total assets	$841,343	$824,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,929	$15,324
Current portion of long-term debt	1,408	4,041
Prepaid drilling contracts	3,669	408
Accrued expenses:
Payroll and related employee costs	18,057	7,740
Insurance premiums and deductibles	8,774	8,615
Insurance claims and settlements	4,035	5,042
Interest	7,307	271
Other	5,461	7,363

Total current liabilities	75,640	48,804
Long-term debt, less current portion	279,530	258,073
Other long-term liabilities	9,680	6,457
Deferred income taxes	80,160	90,173

Total liabilities	445,010	403,507

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 54,228,170 shares and 54,120,852 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	5,425	5,413
Additional paid-in capital	339,105	332,534
Treasury stock, at cost; 25,380 and 5,174 shares at December 31, 2010 and
December 31, 2009, respectively	(161)	(31)
Accumulated earnings	51,964	85,225
Accumulated other comprehensive loss	—	(1,693)

Total shareholders’ equity	396,333	421,448

Total liabilities and shareholders’ equity	$841,343	$824,955

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Drilling services	$312,196	$219,751	$456,890
Production services	175,014	105,786	153,994

Total revenue	487,210	325,537	610,884

Costs and expenses:
Drilling services	227,136	147,343	269,846
Production services	105,295	68,012	80,097
Depreciation and amortization	120,811	106,186	88,145
General and administrative	52,047	37,478	44,834
Bad debt (recovery) expense	493	(1,642)	423
Impairment of goodwill	—	—	118,646
Impairment of intangible assets	—	—	52,847

Total costs and expenses	505,782	357,377	654,838

Loss from operations	(18,572)	(31,840)	(43,954)

Other income (expense):
Interest expense	(26,659)	(9,145)	(13,072)
Interest income	92	217	1,256
Impairment of investments	(3,331)	—	—
Other	912	596	(918)

Total other expense	(28,986)	(8,332)	(12,734)

Loss before income taxes	(47,558)	(40,172)	(56,688)
Income tax benefit (expense)	14,297	16,957	(6,057)

Net loss	$(33,261)	$(23,215)	$(62,745)

Loss per common share—Basic	$(0.62)	$(0.46)	$(1.26)

Loss per common share—Diluted	$(0.62)	$(0.46)	$(1.26)

Weighted average number of shares outstanding—Basic	53,797	50,313	49,789

Weighted average number of shares outstanding—Diluted	53,797	50,313	49,789

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Shares		Amount		Additional Paid In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common	Treasury	Common	Treasury
	(In thousands)
Balance as of December 31, 2007	49,651	—	$4,965	$—	$294,922	$171,185	$—	$471,072
Comprehensive loss:
Net loss	—	—	—	—	—	(62,745)	—	(62,745)
Unrealized loss on securities	—	—	—	—	—	—	(1,245)	(1,245)

Total comprehensive loss								(63,990)

Exercise of options and related income tax effect of $244	170	—	17	—	1,011	—	—	1,028
Issuance of restricted stock	177	—	18	—	(34)	—	—	(16)
Stock-based compensation expense	—	—	—	—	6,024	—	—	6,024

Balance as of December 31, 2008	49,998	—	$5,000	$—	$301,923	$108,440	$(1,245)	$414,118
Comprehensive loss:
Net loss	—	—	—	—	—	(23,215)	—	(23,215)
Unrealized loss on securities	—	—	—	—	—	—	(448)	(448)

Total comprehensive loss								(23,663)

Sale of common stock, net of offering costs	3,820	—	382	—	23,661	—	—	24,043
Purchase of treasury stock	—	(5)	—	(31)	—	—	—	(31)
Income tax effect of restricted stock vesting	—	—	—	—	(235)	—	—	(235)
Issuance of restricted stock	308	—	31	—	(31)	—	—	—
Stock-based compensation expense	—	—	—	—	7,216	—	—	7,216

Balance as of December 31, 2009	54,126	(5)	$5,413	$(31)	$332,534	$85,225	$(1,693)	$421,448
Comprehensive loss:
Net loss	—	—	—	—	—	(33,261)	—	(33,261)
Impact of impairment of investments charge	—	—	—	—	—	—	1,693	1,693

Total comprehensive loss								(31,568)

Exercise of options and related income tax effect of $16	63	—	6	—	248	—	—	254
Purchase of treasury stock	—	(20)	—	(130)	—	—	—	(130)
Income tax effect of restricted stock vesting					(120)			(120)
Income tax effect of stock option forfeitures and expirations	—	—	—	—	(226)	—	—	(226)
Issuance of restricted stock	64	—	6	—	(6)	—	—	—
Stock-based compensation expense	—	—	—	—	6,675	—	—	6,675

Balance as of December 31, 2010	54,253	(25)	$5,425	$(161)	$339,105	$51,964	$—	$396,333

See accompanying notes to consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(33,261)	$(23,215)	$(62,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120,811	106,186	88,145
Allowance for doubtful accounts	521	(1,170)	1,591
(Gain) loss on dispositions of property and equipment	(1,629)	56	(805)
Stock-based compensation expense	6,675	7,216	4,597
Amortization of debt issuance costs and discount	2,609	1,547	553
Impairment of investments	3,331	—	—
Impairment of goodwill and intangibles assets	—	—	171,493
Deferred income taxes	(13,224)	28,400	(2,066)
Change in other long-term assets	(1,373)	69	(288)
Change in non-current liabilities	3,223	(1,312)	(621)
Changes in current assets and liabilities:
Receivables	(9,576)	18,180	(24,867)
Inventory	(3,487)	(1,661)	(927)
Prepaid expenses & other current assets	(2,598)	2,703	(2,390)
Accounts payable	7,458	(2,243)	(2,610)
Income tax payable	—	—	409
Prepaid drilling contracts	3,261	(763)	(762)
Accrued expenses	15,610	(10,680)	17,928

Net cash provided by operating activities	98,351	123,313	186,635

Cash flows from investing activities:
Acquisition of production services business of WEDGE	—	—	(313,621)
Acquisition of production services business of Competition	—	—	(26,772)
Acquisition of other production services businesses	(1,340)	—	(9,301)
Purchases of property and equipment	(131,003)	(114,712)	(147,455)
Purchase of auction rate securities, net	—	—	(15,900)
Proceeds from sale of property and equipment	2,331	767	4,008
Proceeds from insurance recoveries	531	36	3,426

Net cash used in investing activities	(129,481)	(113,909)	(505,615)

Cash flows from financing activities:
Debt repayments	(256,856)	(17,298)	(87,767)
Proceeds from issuance of debt	274,375	—	359,400
Debt issuance costs	(4,865)	(2,560)	(3,319)
Proceeds from exercise of options	238	—	784
Proceeds from common stock, net of offering costs of $454	—	24,043	—
Purchase of treasury stock	(130)	(31)	—

Net cash provided by financing activities	12,762	4,154	269,098

Net (decrease) increase in cash and cash equivalents	(18,368)	13,558	(49,882)
Beginning cash and cash equivalents	40,379	26,821	76,703

Ending cash and cash equivalents	$22,011	$40,379	$26,821

Supplementary disclosure:
Interest paid	$17,529	$7,917	$12,468
Income tax (refunded) paid	$(39,778)	$(8,889)	$11,767

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Business and Principles of Consolidation

Pioneer Drilling Company and subsidiaries provide drilling and production services to our customers in select oil and natural gas exploration and production regions in the United States and Colombia. Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	19
East Texas	13
West Texas	3
North Dakota	9
North Texas	3
Utah	3
Oklahoma	6
Appalachia	7
Colombia	8

As of February 4, 2011, 48 drilling rigs are operating under drilling contracts. We have 17 drilling rigs that are idle and six drilling rigs have been placed in storage or “cold stacked” in our Oklahoma drilling division location due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. During the second quarter of 2009, we established our Appalachia drilling division location and now have seven drilling rigs operating in the Marcellus Shale. In early 2011, we established our West Texas drilling division location with three drilling rigs that were previously included in our East Texas drilling division location. One of these rigs has begun drilling in the Permian Basin and we expect the remaining two rigs to begin operations in late February 2011. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed.

Our Production Services Division provides a range of services to exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. As of February 4, 2011, we have a premium fleet of 75 well service rigs consisting of seventy 550 horsepower rigs, four 600 horsepower rigs and one 400 horsepower rig. All our well service rigs are currently operating or are being actively marketed, with January 2011 utilization of approximately 88%. We currently provide wireline services with a fleet of 86 wireline units and rental services with approximately $13.5 million of fishing and rental tools. We plan to add another five well service rigs and 12 wireline units to our production services fleet by mid-2011.

The accompanying consolidated financial statements include the accounts of Pioneer Drilling Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the accompanying consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of deferred taxes, our estimate of compensation related accruals and our determination of depreciation and amortization expense.

In preparing the accompanying consolidated financial statements, we have reviewed events that have occurred after December 31, 2010, through the filing of this Form 10-K, for inclusion as necessary.

Recently Issued Accounting Standards

Multiple Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Business Combinations. In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations—A consensus of the FASB Emerging Issues Task Force. This update provides clarification requiring public companies that have completed material acquisitions to disclose the revenue and earnings of the combined business as if the acquisition took place at the beginning of the comparable prior annual reporting period, and also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We will be required to apply this guidance prospectively for business combinations for which the acquisition date is on or after January 1, 2011. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand. In addition, we have entered into longer-term drilling contracts for our newly constructed rigs. Currently, we have 32 contracts with terms of six months to three years in duration. Of these 32 contracts, if not renewed at the end of their terms, 14 will expire by August 15, 2011, 11 will expire by February 15, 2012, one will expire by August 15, 2012 and six have a remaining term in excess of 18 months. We have one additional drilling rig under contract that we expect will begin operating in late February 2011 with a six month term.

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

Revenue and Cost Recognition

Drilling Services—We earn revenues by drilling oil and natural gas wells for our customers under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract. With most drilling contracts, we receive payments contractually designated for the mobilization of rigs and other equipment. Payments received, and costs incurred for the mobilization services are deferred and recognized on a straight line basis over the related contract term. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements that we receive for out-of-pocket expenses are recorded as revenue and the out-of-pocket expenses for which they relate are recorded as operating costs.

Our management has determined that it is appropriate to use the percentage-of-completion method, as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, to recognize revenue on our turnkey and footage contracts. Although our turnkey and footage contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed-on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and we believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed-on depth in breach of the applicable contract. However, in the event we were unable to drill to the agreed-on depth in breach of the contract, ultimate recovery of that value would be subject to negotiations with the customer and the possibility of litigation.

If a customer defaults on its payment obligation to us under a turnkey or footage contract, we would need to rely on applicable law to enforce our lien rights, because our turnkey and footage contracts do not expressly grant to us a security interest in the work we have completed under the contract and we have no ownership rights in the work-in-progress or completed drilling work, except any rights arising under the applicable lien statute on foreclosure. If we were unable to drill to the agreed-on depth in breach of the contract, we also would need to rely on equitable remedies outside of the contract available in applicable courts to recover the fair value of our work-in-progress under a turnkey or footage contract.

We accrue estimated contract costs on turnkey and footage contracts for each day of work completed based on our estimate of the total costs to complete the contract divided by our estimate of the number of days to complete the contract. Contract costs include labor, materials, supplies, repairs and maintenance, operating overhead allocations and allocations of depreciation and amortization expense. We charge general and administrative expenses to expense as we incur them. Changes in job performance, job conditions and estimated profitability on uncompleted contracts may result in revisions to costs and income. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we immediately increase our cost estimate for the additional costs to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we immediately accrue the entire amount of the estimated loss including all costs that are included in our revised estimated cost to complete that contract in our consolidated statement of operations for that reporting period. We had one turnkey and no footage contracts in progress as of December 31, 2010.

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

The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and for production services completed but not yet invoiced. The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “prepaid drilling contracts” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of December 31, 2010 we had $6.3 million of deferred mobilization revenues, of which the current portion was $3.7 million. The related deferred mobilization costs were $5.8 million, of which the current portion was $3.3 million. Our deferred mobilization costs and revenues primarily related to long-term contracts for our Colombian operations, which are being amortized through the year ending December 31, 2012. Amortization of deferred mobilization revenues was $3.0 million for the year ended December 31, 2010.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in corporate and government money market accounts. Cash equivalents at December 31, 2010 and 2009 were $5.7 million and $9.9 million, respectively.

Restricted Cash

As of December 31, 2010, we had restricted cash in the amount of $2.0 million held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $0.7 million payable over the remaining three years from the escrow account. Restricted cash of $0.7 million and $1.3 million is recorded in other current assets and other long-term assets, respectively. The associated obligation of $0.7 million and $1.3 million is recorded in accrued expenses and other long-term liabilities, respectively.

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

The changes in our allowance for doubtful accounts consist of the following (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$286	$1,574	$—
Increase (decrease) in allowance charged to expense	521	(1,170)	1,591
Accounts charged against the allowance, net of recoveries	(95)	(118)	(17)

Balance at end of year	$712	$286	$1,574

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

Investments

As of December 31, 2010, short-term investments represented tax exempt, auction rate preferred securities (“ARPS”) that were classified as available for sale. The ARPSs were liquidated subsequent to year end on January 19, 2011. As of December 31, 2009 and 2008, the ARPSs were classified as long-term investments because of our inability to determine the recovery period of these available for sale investments at those times.

At December 31, 2010, we held $15.9 million (par value) of ARPSs, which were variable-rate preferred securities and had a long-term maturity with the interest rate being reset through “Dutch auctions” that were held every seven days. The ARPSs had historically traded at par because of the frequent interest rate resets and because they were callable at par at the option of the issuer. Interest was paid at the end of each auction period. Our ARPSs were AAA/Aaa rated securities, collateralized by municipal bonds and backed by assets that were equal to or greater than 200% of the liquidation preference. Until February 2008, the auction rate securities market was highly liquid. Beginning mid-February 2008, we experienced several “failed” auctions, meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction was that such holders could not sell the securities at auction and the interest rate on the security reset to a maximum auction rate. We continued to receive interest payments on our ARPSs in accordance with their terms.

On January 19, 2011, we entered into an agreement with a financial institution to sell the ARPSs for $12.6 million, which represents 79% of the par value, plus accrued interest. Under the agreement, we retained the unilateral right for a period ending January 7, 2013 to: (a) repurchase all the ARPSs that were sold at the $12.6 million price at which they were initially sold to the financial institution; and (b) if not repurchased, receive additional proceeds from the financial institution upon redemption of the ARPSs by the original issuer of these securities (collectively, the “ARPSs Call Option”). The ARPSs Call Option has an estimated fair value of $0.6 million which will be recognized in our consolidated financial statements in 2011.

Our ARPSs were reported at amounts that reflected our estimate of fair value. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value:

•

To estimate the fair values of our ARPSs as of December 31, 2010, we used inputs defined by ASC Topic 820 as level 1 inputs which are quoted market prices in active markets for identical securities. We obtained a quoted market price and liquidated the ARPSs subsequent to year end on January 19, 2011 based on the terms of the settlement agreement noted above. Therefore, the sales price under the settlement agreement of $12.6 million represents the fair value of the ARPSs at December 31, 2010. The $3.3 million difference between the ARPSs’ par value of $15.9 million and the sales price of $12.6 million represents an other-than-temporary impairment of the ARPSs investment which is reflected as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, $2.7 million of the difference between the par value and fair value of the ARPSs was considered temporary and was recorded as unrealized losses, net of tax, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity.

•	To estimate the fair values of our ARPSs as of December 31, 2009 and 2008, we used inputs defined by ASC Topic 820 as level 3 inputs which are unobservable for the asset or liability and are developed based on the best information available in the circumstances. We estimated the fair value of our ARPSs based on discounted cash flow models and secondary market comparisons of similar securities. Based on this methodology, the estimated fair value of our ARPSs was $13.2 million at December 31, 2009 and $13.9 million at December 31, 2008, as compared to the par value of $15.9 million at both December 31, 2009 and December 31, 2008. The differences between the ARPSs’ fair values and par values were due to the lack of liquidity which was considered to be temporary at that time. We believed we would ultimately recover the par value of the ARPSs without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expected to collect. Also, we did not intend to sell the ARPSs at a loss and we believed it was more-likely-than-not that we would not have to sell prior to recovery of the ARPSs’ par value based on our liquidity needs. Therefore, the fair value discounts of $2.7 million and $2.0 million at December 31, 2009 and 2008, respectively, were recorded as unrealized losses, net of tax, in accumulated other comprehensive income (loss) which was a component of shareholders’ equity. There were no portions of the fair value discounts attributable to credit losses.

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

As of December 31, 2010, the estimated useful lives and costs of our asset classes are as follows:

	Lives	Cost
		(amounts in thousands)
Drilling rigs and equipment	3 - 25	$846,443
Workover rigs and equipment	5 - 20	123,831
Wireline units and equipment	2 - 10	66,452
Fishing and rental tools equipment	7	13,515
Vehicles	3 - 10	34,177
Office equipment	3 - 5	5,162
Buildings and improvements	3 - 40	6,991
Land	—	608

		$1,097,179

We recorded gains (losses) on disposition of our property and equipment in contract drilling costs of $1.6 million, ($0.1) million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the years ended December 31, 2010, 2009 and 2008, we capitalized $0.5 million, $0.3 million and $0.3 million, respectively, of interest costs incurred during the construction periods of certain drilling equipment. We had no drilling rigs under construction at December 31, 2010.

We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360, Property, Plant, and Equipment (“ASC Topic

360”) and ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”). Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and well service rigs. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Division, our long-lived assets and intangible assets are grouped at the reporting unit level which is one level below the operating segment level. For our Drilling Services Division, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. As described in the Intangible Asset section of Note 1, our long-lived asset and intangible asset impairment analysis for the reporting units in our Production Services Division resulted in no impairment charge to property and equipment and a non-cash impairment charge of $52.8 million to the carrying value of our intangible assets for customers relationships for the year ended December 31, 2008. This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the overall downturn in our industry and decline in our projected cash flows. We did not record an impairment charge on any long-lived assets for our Production Services Division for the years ended December 31, 2010 or 2009. For our Drilling Services Division, we did not record an impairment charge on any long-lived assets for the years ended December 31, 2010, 2009 or 2008. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

Goodwill

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of ASC Topic 350. Goodwill is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill. ASC Topic 350 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. All our goodwill was related to our Production Services Division operating segment and was allocated to its three reporting units which are well services, wireline services and fishing and rental services. Second, if impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value. Goodwill of $118.6 million was initially recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus and Paltec, all of which occurred between March 1, 2008 and October 1, 2008, and was allocated to the three reporting units for our Production Services Division which are well services, wireline services and fishing and rental services. We recorded a full impairment of this goodwill during the year ended December 31, 2008 as further described below.

When estimating fair values of a reporting unit for our goodwill impairment test, we use a combination of an income approach and a market approach which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that were discounted using a weighted average cost of capital rate. The market approach provides an estimated fair value based on our market capitalization that was computed using the prior 30-day average market price of our common stock and the number of shares outstanding as of the impairment test date. The estimated fair values computed using the income approach and the market approach were then equally weighted and combined into a single fair value. The primary assumptions used in the income approach were estimated cash flows and weighted average cost of capital. Estimated cash flows were primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital. We utilized discount rates based on weighted average cost of capital ranging from 15.8% to 16.7% when we estimated fair values of our reporting units as of December 31, 2008. The primary assumptions used in the market approach were the allocation of total market capitalization to each reporting unit, which was based on projected EBITDA percentages for each reporting unit, and control premiums, which were based on comparable industry averages. We utilized a 30% control premium when we estimated fair values of our reporting units as of December 31, 2008. To ensure the reasonableness of the estimated fair values of our reporting units, we performed a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and required management judgment.

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

We had no goodwill additions during the years ended December 31, 2010 or 2009, and consequently, have no goodwill reflected on our consolidated balance sheets at December 31, 2010 and 2009.

Intangible Assets

All our intangible assets are subject to amortization and consist of customers relationships, non-compete agreements and trade names. Essentially all of our intangible assets were recorded in connection with the acquisitions of the production services businesses from WEDGE, Competition, Pettus, Paltec and Tiger, all of which are described in Note 2. Intangible assets consist of the following components (amounts in thousands):

	December 31, 2010	December 31, 2009
Cost:
Customer Relationships	$33,036	$32,039
Non-compete	2,024	2,304
Trade marks	155	143
Accumulated amortization:
Customer Relationships	(11,462)	(7,509)
Non-compete	(1,787)	(1,584)

	$21,966	$25,393

We evaluate for potential impairment of long-lived assets and intangible assets subject to amortization when indicators of impairment are present, as defined in ASC Topic 360 and ASC Topic 350. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and well service rigs. In performing the impairment evaluation, we estimate the future undiscounted net cash flows relating to long-lived assets and intangible assets grouped at the lowest level that cash flows can be identified. Our long-lived assets and intangible assets for our Production Services Division are grouped one level below the operating segment in the three reporting units which are well services, wireline services and fishing and rental services. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets and intangible assets in each reporting unit, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets and intangible assets are inherently uncertain and require management judgment.

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

The cost of our customer relationships is amortized using the straight-line method over their respective estimated economic useful lives which range from seven to nine years. Amortization expense for our non-compete agreements are calculated using the straight-line method over the period of the agreements which range from one to seven years. Amortization expense was $4.6 million, $4.7 million and $8.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense is estimated to be approximately $4.1 million for the year ending December 31, 2011, and $4.0 million for each of the years ending December 31, 2012, 2013, 2014 and 2015. These future amortization amounts are estimates and reflect the impact of the $52.8 million impairment charge to intangible assets recorded in the year ended December 31, 2008. Actual amortization amounts may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

Other Long-Term Assets

Other long-term assets consist of our investment in ARPSs, restricted cash held in an escrow account, cash deposits related to the deductibles on our workers’ compensation insurance policies, the long-term portion of deferred mobilization costs and loan fees, net of amortization. Loan fees are described in more detail in Note 3, Long-term Debt.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired common stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of treasury stock shares are credited or charged to additional paid in capital using the average cost method.

Income Taxes

Pursuant to ASC Topic 740, Income Taxes (“ASC Topic 740”), we follow the asset and liability method of accounting for income taxes, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure our deferred tax assets and liabilities by using the enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Under ASC Topic 740, we reflect in income the effect of a change in tax rates on deferred tax assets and liabilities in the period during which the change occurs.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive loss. During the years ended December 31, 2009 and 2008, $2.7 million of the difference between the par value and fair value of the ARPSs was considered temporary and was recorded as unrealized losses, net of taxes of $1.0 million, in accumulated other comprehensive income (loss). For the year ended December 31, 2010, we recognized a $3.3 million other-than-temporary impairment of the ARPSs to earnings. The following table sets forth the components of comprehensive loss (amounts in thousands):

	Years ended December 31,
	2010	2009	2008

Net loss	$(33,261)	$(23,215)	$(62,745)
Other comprehensive loss: unrealized losses on securities	—	(448)	(1,245)
Impact of impairment of investments charge	1,693	—	—

Comprehensive loss	$(31,568)	$(23,663)	$(63,990)

Earnings Per Common Share

We compute and present earnings per common share in accordance with ASC Topic 260, Earnings per Share (“ASC Topic 260”). This standard requires dual presentation of basic and diluted earnings per share on the face of our statement of operations.

Stock-based Compensation

Prior to 2010, we granted stock-based compensation in the form of stock option awards and restricted stock awards with vesting based solely on time of service conditions. In 2010, we continued to grant stock option awards with vesting based on time of service conditions and we began granting restricted stock unit awards with vesting based on time of service conditions, and in certain cases, performance conditions. We recognize compensation cost for stock option, restricted stock and restricted stock unit awards based on the grant-date fair value estimated in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”) and utilizing the graded vesting method.

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

Related-Party Transactions

Our Chief Executive Officer and President of Drilling Services Division occasionally acquire at fair value a 1% to 5% minority working interest in oil and natural gas wells that we drill for one of our customers. These individuals did not own a working interest in any wells that we drilled for this customer during the years ended December 31, 2010 or 2009. Our President of Drilling Services Division acquired a minority working interest in two wells that we drilled for this customer during the year ended December 31, 2008. We recognized drilling services revenues of $2.0 million on these wells during the year ended December 31, 2008.

Reclassifications

Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2.	Acquisitions

On March 1, 2008, we acquired the production services business from WEDGE which provided well services, wireline services and fishing and rental services with a fleet of 62 well service rigs, 45 wireline units and approximately $13 million of fishing and rental equipment through its facilities in Texas, Kansas, North Dakota, Colorado, Utah and Oklahoma. The aggregate purchase price for the acquisition was approximately $314.7 million, which consisted of assets acquired of $340.8 million and liabilities assumed of $26.1 million. The aggregate purchase price includes $3.4 million of costs incurred to acquire the production services business from WEDGE. We financed the acquisition with approximately $3.2 million of cash on hand and $311.5 million of debt incurred under our senior secured revolving credit facility described in Note 3, Long-term Debt.

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

On August 29, 2008, we acquired the wireline services business from Paltec, Inc. (“Paltec”). The aggregate purchase price was $7.8 million which we financed with $6.5 million in cash and a sellers note of $1.3 million. Intangible and other assets of $4.3 million and goodwill of $0.1 million were recorded in connection with the acquisition.

On October 1, 2008, we acquired the well services business from Pettus Well Service (“Pettus”). The aggregated purchase price was $3.0 million which we financed with $2.8 million in cash and a sellers note of $0.2 million. Intangible and other assets of $1.2 million and goodwill of $0.1 million were recorded in connection with the acquisition.

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

On April 1, 2010, we acquired Tiger Wireline Services, Inc. (“Tiger”), which provided wireline services with two wireline units through its facilities in Kansas. The aggregate purchase price was approximately $1.9 million, which we financed with $1.3 million in cash and a seller’s note of $0.6 million. The identifiable assets recorded in connection with this acquisition include fixed assets of $0.8 million and intangible assets of $1.1 million representing customer relationships and a non-competition agreement. We did not recognize any goodwill in conjunction with the acquisition and no contingent assets or liabilities were assumed. Our acquisition of Tiger has been accounted for as an acquisition of a business in accordance with ASC Topic 805, Business Combinations.

3.	Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 31, 2010	December 31, 2009

Senior secured revolving credit facility	$37,750	$257,500
Senior notes	240,080	—
Subordinated notes payable	3,045	4,387
Other	63	227

	280,938	262,114
Less current portion	(1,408)	(4,041)

	$279,530	$258,073

Senior Secured Revolving Credit Facility

We have a credit agreement, as amended, with Wells Fargo Bank, N.A. and a syndicate of lenders which provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $225 million, all of which matures on August 31, 2012 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary mandatory prepayments in respect of asset dispositions, debt incurrence and equity issuances, which are applied to reduce outstanding revolving and swing-

line loans and letter of credit exposure, but in no event will reduce the borrowing availability under the Revolving Credit Facility to less than $225 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 3.50% to 6.00% and 2.50% to 5.00%, respectively. The LIBOR margin and bank prime rate margin in effect at February 4, 2011 are 4.50% and 3.50%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period. Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.

In March 2010, we made a payment of $234.8 million to reduce the outstanding debt balance under the Revolving Credit Facility, using the net proceeds from the issuance of our Senior Notes which is described below. We may choose to make additional principal payments to reduce the outstanding debt balance prior to maturity on August 31, 2012 when cash and working capital is sufficient. We made a $12.8 million principal payment after December 31, 2010, which resulted in a $25.0 million outstanding balance under our Revolving Credit Facility and $9.2 million in committed letters of credit at February 4, 2011. Therefore, our borrowing availability under our Revolving Credit Facility was $190.8 million as of February 4, 2011. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At December 31, 2010, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 2.7 to 1.0, our senior consolidated leverage ratio was 0.4 to 1.0 and our interest coverage ratio was 4.2 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

•	A maximum total consolidated leverage ratio that cannot exceed:

•	5.00 to 1.00 as of the end of any fiscal quarter ending December 31, 2010 through June 30, 2011;

•	4.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	4.00 to 1.00 as of the end of any fiscal quarter ending June 30, 2012 and thereafter.

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed:

•	4.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2010;

•	4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2011;

•	4.00 to 1.00 as of the end of the fiscal quarter ending June 30, 2011;

•	3.75 to 1.00 as of the end of the fiscal quarter ending September 30, 2011;

•	3.50 to 1.00 as of the end of the fiscal quarter ending December 31, 2011;

•	3.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2012; and

•	3.00 to 1.00 as of the end of any fiscal quarter ended June 30, 2012 and thereafter.

•	A minimum interest coverage ratio that cannot be less than:

•	2.00 to 1.00 as of the end of any fiscal quarter ending December 31, 2010 through December 31, 2011; and

•	3.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2012 and thereafter.

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

At December 31, 2010, our senior consolidated leverage ratio was not greater than 2.50 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.

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

The Senior Notes are reflected on our condensed consolidated balance sheet at December 31, 2010 with a carrying value of $240.1 million, which represents the $250 million face value net of the $9.9 million unamortized portion of original issue discount. The original issue discount is being amortized over the term of the Senior Notes based on the effective interest method. The Senior Notes will mature on March 15, 2018 with interest due semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2010. We have the option to redeem the Senior Notes, in whole or in part, at any time on or after March 15, 2014 in each case at the redemption price specified in the Indenture dated March 11, 2010 (the “Indenture”) together with any accrued and unpaid interest to the date of redemption. Prior to March 15, 2014, we may also redeem the Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, together with any accrued and unpaid interest to the date of redemption. In addition, prior to March 15, 2013, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus any accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing of the equity offering.

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

The Indenture contains certain restrictions on our and certain of our subsidiaries’ ability to:

•	pay dividends on stock;

•	repurchase stock or redeem subordinated debt or make other restricted payments;

•	incur, assume or guarantee additional indebtedness or issue disqualified stock;

•	create liens on our assets;

•	enter into sale and leaseback transactions;

•	pay dividends, engage in loans, or transfer other assets from certain of our subsidiaries;

•	consolidate with or merge with or into, or sell all or substantially all of our properties to another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

These covenants are subject to important exceptions and qualifications. We were in compliance with these covenants as of December 31, 2010. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries (see Note 13, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements).

Subordinated Notes Payable and Other

In addition to amounts outstanding under our Revolving Credit Facility and Senior Notes, long-term debt includes subordinated notes payable to certain employees that are former shareholders of the production services businesses that were acquired by WEDGE prior to our acquisition of WEDGE on March 1, 2008, a subordinated note payable to an employee that is a former shareholder of Competition and three subordinated notes payable to certain employees that are former shareholders of Paltec, Pettus and Tiger. These subordinated notes payable have interest rates ranging from 5.4% to 14%, require quarterly or annual payments of principal and interest and have final maturity dates ranging from January 2011 to April 2013. The aggregate outstanding balance of these subordinated notes payable was $3.0 million as of December 31, 2010.

Other debt represents a financing arrangement for computer software with an outstanding balance of $0.1 million at December 31, 2010.

Debt Issuance Costs

Costs incurred in connection with our Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in August 2012. Costs incurred in connection with the issuance of our Senior Notes were capitalized and are being amortized using the straight-line method over the term of the Senior Notes which mature in March 2018. Capitalized debt costs related to the issuance of our long-term debt were approximately $6.7 million and $3.8 million as of December 31, 2010 and December 31, 2009, respectively. We recognized approximately $1.9 million, $1.5 million and $0.6 million of associated amortization during the years ended December 31, 2010, 2009 and 2008, respectively.

4.	Leases

We lease our corporate office facilities in San Antonio, Texas at a payment escalating from $27,911 per month in January 2011 to $29,316 per month pursuant to a lease extending through December 2013. We recognize rent expense on a straight line basis for our corporate office lease. In addition, we lease real estate at 39 other locations under non-cancelable operating leases with payments ranging from $250 per month to $27,169 per month, pursuant to leases expiring through August 2015. These real estate locations are used primarily for division offices and storage and maintenance yards. We also lease office equipment under non-cancelable operating leases expiring through November 2013.

Future lease obligations required under non-cancelable operating leases as of December 31, 2010 were as follows (amounts in thousands):

Years Ended December 31,
2011	$2,408
2012	1,885
2013	1,484
2014	586
2015	164
Thereafter	—

$6,527

Rent expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $2.1 million and $1.4 million, respectively.

5.	Income Taxes

The jurisdictional components of loss before income taxes consist of the following (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Domestic	$(48,650)	$(46,221)	$(62,388)
Foreign	1,092	6,049	5,700

Loss before income tax	$(47,558)	$(40,172)	$(56,688)

The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Current tax:
Federal	$(2,547)	$(46,073)	$3,777
State	32	(2,969)	1,181
Foreign	931	1,087	348

	(1,584)	(47,955)	5,306

Deferred taxes:
Federal	(13,046)	31,740	476
State	1,366	3,390	(211)
Foreign	(1,033)	(4,132)	486

	(12,713)	30,998	751

Income tax expense (benefit)	$(14,297)	$(16,957)	$6,057

The difference between the income tax (benefit) expense and the amount computed by applying the federal statutory income tax rate 35% to loss before income taxes consist of the following (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Expected tax benefit	$(16,645)	$(14,060)	$(19,840)
State income taxes	909	274	556
Incentive stock options	266	243	508
Goodwill impairment	—	—	26,752
Tax benefits in foreign jurisdictions	(207)	(5,162)	(1,377)
Domestic production activities deduction	—	1,130	(457)
Tax-exempt interest income	(23)	(33)	(219)
Non deductible items for tax purposes	349	218	247
Valuation allowance	1,248	—	—
Other, net	(194)	433	(113)

Income tax expense (benefit)	$(14,297)	$(16,957)	$6,057

Income tax expense (benefit) was allocated as follows (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Results of operations	$(14,297)	$(16,957)	$6,057
Stockholders' equity	1,332	(26)	(963)

Income tax expense (benefit)	$(12,965)	$(16,983)	$5,094

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax assets and liabilities were as follows (amounts in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Auction rate preferred securities	$1,248	$983
Intangibles	21,594	22,365
Employee benefits and insurance claims accruals	3,634	3,338
Accounts receivable reserve	42	99
Employee stock based compensation	6,099	4,439
Accrued expenses not deductible for tax purposes	—	1,919
Accrued revenue not income for book purposes	3,393	1,649
Federal and state net operating loss and AMT credit carryforward	21,568	4,718
Foreign net operating loss carryforward	5,713	4,071

	63,291	43,581
Valuation allowance	(1,248)	—

Total deferred tax assets	62,043	43,581

Deferred tax liabilities:
Accrued expenses not deductible for tax purposes	105	—
Property and equipment	132,231	125,855

Total deferred tax liabilities	132,336	125,855

Net deferred tax liabilities	$70,293	$82,274

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we believe it is more likely than not that we will realize the benefits of these deductible temporary differences, with the exception of the valuation allowance recorded to fully offset our deferred tax asset related to the unrealized loss on the impairment of our ARPS securities.

As of December 31, 2010, we had a $1.2 million deferred tax asset related to the $3.3 million impairment of our ARPSs which will represent a capital loss for tax treatment purposes. We can recognize a tax benefit associated with this impairment to the extent of capital gains we expect to earn in future periods. We recorded a valuation allowance to fully offset our deferred tax asset relating to this capital loss since we believe capital gains are not likely in future periods.

As of December 31, 2010, we had $21.6 million and $5.7 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against taxable income that we have estimated in future periods. The domestic net operating losses can be used to offset future domestic taxable income through 2020, while the majority of the foreign net operating losses can be carried forward indefinitely.

Deferred income taxes have not been provided on the future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of our foreign subsidiary based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiary is expected to be indefinitely reinvested in foreign operations. As of December 31, 2010, the cumulative undistributed earnings/loss of the subsidiary was approximately a $2.3 million loss. If those earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after consideration of foreign tax credits. It is not practicable to estimate the amount of additional tax that might be payable on those earnings, if distributed.

We have no unrecognized tax benefits relating to ASC Topic 740 and no unrecognized tax benefit activity during the year ended December 31, 2010.

We adopted a policy to record interest and penalty expense related to income taxes as interest and other expense, respectively. At December 31, 2010, no interest or penalties have been or are required to be accrued. Our open tax years for our federal income tax returns in the United States are for the years ended March 31, 2007, December 31, 2007, December 31, 2008 and December 31, 2009. Our open tax years for our income tax returns in Colombia are for the years ended December 31, 2008 and December 31, 2009.

6.	Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, trade receivables, trade payables, long-term debt, and our investments in ARPS. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.

Our ARPSs are reported at amounts that reflect our estimate of fair value. To estimate the fair values of our ARPSs as of December 31, 2010, we used inputs defined by ASC Topic 820 as level 1 inputs which are quoted market prices in active markets for identical securities. Subsequent to year end, we entered into a settlement agreement with a financial institution to sell the ARPSs for $12.6 million, plus accrued interest, and liquidated the ARPS on January 25, 2011. Therefore, the $12.6 million sales price under the settlement agreement represents the fair value of the ARPSs at December 31, 2010. The $3.3 million difference between the ARPSs’ par value of $15.9 million and the fair value of $12.6 million represents an other-than-temporary impairment which is reflected as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2010.

To estimate the fair values of our ARPSs as of December 31, 2009, we used inputs defined by ASC Topic 820 as level 3 inputs which are unobservable for the asset or liability and are developed based on the best information available in the circumstances. We estimated the fair value of our ARPSs based on discounted cash flow models and secondary market comparisons of similar securities. Based on this methodology, the estimated fair value of our ARPSs was $13.2 million at December 31, 2009, as compared to the par value of $15.9 million at both December 31, 2009. The difference between the ARPSs’ fair value and par value was due to the lack of liquidity which was considered to be temporary at that time. We believed we would ultimately recover the par value of the ARPSs without a loss, primarily due to the collateral securing the ARPSs and our estimate of the discounted cash flows that we expected to collect. Also, we did not intend to sell the ARPSs at a loss and we believed it was more-likely-than-not that we would not have to sell prior to recovery of the ARPSs’ par value based on our liquidity needs. Therefore, the fair value discount of $2.7 million at December 31, 2009 was recorded as unrealized losses, net of tax, in accumulated other comprehensive income (loss) which was a component of shareholders’ equity. There were no portions of the fair value discounts attributable to credit losses.

The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis based on observable inputs for similar types of debt instruments represents level 2 inputs as defined by ASC Topic 820. The following table presents the supplemental fair value information about long-term debt at December 31, 2010 and 2009 (amounts in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Total debt	$280,938	$308,630	$262,114	$262,429

7.	Earnings (loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic loss per share and diluted loss per share comparisons as required by ASC Topic 260 (amounts in thousands, except per share data):

	Years ended December 31,
	2010	2009	2008
Basic
Net loss	$(33,261)	$(23,215)	$(62,745)

Weighted average shares	53,797	50,313	49,789

Loss per share	$(0.62)	$(0.46)	$(1.26)

Diluted
Net loss	$(33,261)	$(23,215)	$(62,745)
Effect of dilutive securities	—	—	—

Net loss available to common shareholders after assumed conversion	$(33,261)	$(23,215)	$(62,745)

Weighted average shares:
Outstanding	53,797	50,313	49,789
Options	—	—	—

	53,797	50,313	49,789

Loss per share	$(0.62)	$(0.46)	$(1.26)

Outstanding stock options, restricted stock and restricted stock unit awards representing 852,370, 279,949 and 546,429 shares of common stock were excluded from the diluted loss per share calculations for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

8.	Equity Transactions and Stock Based Compensation Plans

On November 10, 2009, we sold 3,820,000 shares of our common stock at $6.75 per share, less underwriters’ commissions, pursuant to a public offering under a shelf registration statement.

We have stock based award plans that are administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of stock options, restricted stock, or restricted stock units subject to each award and the terms, conditions and other provisions of the awards. Total shares available for future stock option grants, restricted stock grants, and restricted stock unit grants to employees and directors under existing plans were 960,521 at December 31, 2010. Of the total shares available, no more than 730,421 shares may be granted in the form of restricted stock.

Prior to 2010, we granted stock-based compensation in the form of stock option awards and restricted stock awards with vesting based solely on time of service conditions. In 2010, we continued to grant stock option awards with vesting based on time of service conditions and we began granting restricted stock unit awards with vesting based on time of service conditions, and in certain cases, performance conditions. We recognize compensation cost for stock option, restricted stock and restricted stock unit awards based on the grant-date fair value estimated in accordance with ASC Topic 718, and utilizing the graded vesting method.

Stock Options

We grant stock option awards which generally become exercisable over three- to five-year periods, and expire ten years after the date of grant. Our stock-based compensation plans provide that all stock option awards must have an exercise price not less than the fair market value of our common stock on the date of grant. We issue shares of our common stock when vested stock option awards are exercised.

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model based on a weighted-average calculation for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Expected volatility	62%	58%	44%
Risk-free interest rates	2.6%	2.1%	2.7%
Expected life in years	5.61	5.48	3.72
Grant-date fair value	$4.91	$2.09	$5.66

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

The following table represents stock option activity from December 31, 2008 through December 31, 2010:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Life in Years
Outstanding stock options as of December 31, 2008	3,769,695	$12.85
Granted	1,526,550	3.96
Forfeited	(240,632)	12.88

Outstanding stock options as of December 31, 2009	5,055,613	$10.17
Granted	787,200	8.64
Forfeited	(90,634)	12.84
Exercised	(63,900)	3.73

Outstanding stock options as of December 31, 2010	5,688,279	$9.98	6.81

Stock options exercisable as of December 31, 2010	3,503,596	$11.25	5.82

The following table summarizes the compensation expense recognized for stock option awards during the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
General and administrative expense	$4,047	$4,290	$3,085
Operating costs	500	971	871

	$4,547	$5,261	$3,956

At December 31, 2010, the aggregate intrinsic value of stock options outstanding was $9.9 million and the aggregate intrinsic value of stock options exercisable was $5.0 million. Intrinsic value is the difference between the exercise price of a stock option and the closing market price of our common stock, which was $8.81 on December 31, 2010.

The following table summarizes our nonvested stock option activity from December 31, 2008 through December 31, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested stock options as of December 31, 2008	2,027,763	$5.74
Granted	1,526,550	2.09
Vested	(831,539)	5.62
Forfeited	(185,300)	4.73

Nonvested stock options as of December 31, 2009	2,537,474	$3.65
Granted	787,200	4.91
Vested	(1,115,991)	4.19
Forfeited	(24,000)	3.34

Nonvested stock options as of December 31, 2010	2,184,683	$3.83

At December 31, 2010, there was $2.4 million of unrecognized compensation cost relating to stock options which are expected to be recognized over a weighted-average period of 1.4 years.

During the year ended December 31, 2010, employees exercised stock options for the purchase of 63,900 shares of common stock at prices ranging from $3.67 to $4.77 per share. Employees did not exercise any stock options during the year ending December 31, 2009. Employees exercised stock options for the purchase of 170,054 shares of common stock at prices ranging from $3.67 to $10.31 per share during the year December 31, 2008. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows.

On February 2, 2011, our Board of Directors approved the grant of stock options representing 597,298 shares of common stock to officers and employees that will vest over a three-year period.

Restricted Stock

We grant restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, shares of our common stock are considered issued, but subject to certain restrictions.

The following table summarizes our restricted stock activity from December 31, 2008 through December 31, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested restricted stock as of December 31, 2008	173,866	$17.07
Granted	326,748	4.23
Vested	(54,956)	17.07
Forfeited	(18,300)	11.86

Nonvested restricted stock as of December 31, 2009	427,358	$7.48
Granted	66,224	6.04
Vested	(160,223)	8.52
Forfeited	(3,700)	9.20

Nonvested restricted stock as of December 31, 2010	329,659	$6.66

The following table summarizes the compensation expense recognized for restricted stock awards during the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
General and administrative expense	$1,119	$1,641	$532
Operating costs	145	314	109

	$1,264	$1,955	$641

At December 31, 2010, there was $0.7 million of unrecognized compensation cost relating to restricted stock awards which are expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

We grant restricted stock unit awards with vesting based on time of service conditions only, and we grant restricted stock unit awards with vesting based on time of service and performance conditions. Shares of our common stock are issued to recipients of restricted stock units only when they have satisfied the applicable vesting conditions.

During the year ended December 31, 2010, we granted restricted stock unit awards with vesting based on time of service conditions. These restricted stock unit awards vest over a three-year period and represent 72,120 shares of common stock. The fair value of these restricted stock unit awards is based on the closing price of our common stock on the date of grant.

During the year ended December 31, 2010, we also granted restricted stock unit awards with vesting based on time of service and performance conditions. These restricted stock unit awards vest over a three-year period. The fair value of these restricted stock unit awards is computed based on the closing price of our common stock on the date of grant and the estimated number of shares of common stock. The estimated number of shares of common stock will be adjusted based on our actual achievement levels that are measured against predetermined performance conditions. Compensation cost ultimately recognized is equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.

We did not grant any restricted stock unit awards prior to 2010. The following table summarizes our restricted stock unit activity from December 31, 2009 through December 31, 2010:

	Time-Based Award		Performance-Based Award
	Number of Time-Based Award Units	Weighted-Average Grant-Date Fair Value per Unit	Number of Performance-Based Award Units	Weighted-Average Grant-Date Fair Value per Unit
Nonvested restricted stock units as of December 31, 2009	—	$—	—	$—
Granted	72,120	8.86	194,680	8.86
Vested	—	—	—	—
Forfeited	(5,040)	8.86	(2,160)	8.86

Nonvested restricted stock units as of December 31, 2010	67,080	$8.86	192,520	$8.86

As of December 31, 2010, we estimated that our actual achievement level will be 80% of the predetermined performance conditions. Therefore, the outstanding 192,520 restricted stock units would be adjusted to represent 154,016 shares of our common stock.

The following table summarizes the compensation expense recognized for restricted stock unit awards during the year ended December 31, 2010 (amounts in thousands):

Year ended December 31, 2010
General and administrative expense	$748
Operating costs	116

$864

At December 31, 2010, there was $0.9 million of unrecognized compensation cost relating to restricted stock unit awards which are expected to be recognized over a weighted-average period of 2.1 years.

On February 2, 2011, our Board of Directors approved the grant of restricted stock units representing 249,382 shares of common stock to officers and employees that will vest over a three-year period.

9.	Employee Benefit Plans and Insurance

We maintain a 401(k) retirement plan for our eligible employees. Under this plan, we may make a matching contribution, on a discretionary basis, equal to a percentage of each eligible employee’s annual contribution, which we determine annually. Our matching contributions for the years ended December 31, 2010, 2009 and 2008 were $0.9 million, $0.7 million and $1.8 million, respectively.

We maintain a self-insurance program, for major medical, hospitalization and dental coverage for employees and their dependents, which is partially funded by employee payroll deductions. We have provided for both reported and incurred but not reported medical costs in the accompanying consolidated balance sheets. As of January 1, 2011, we have a maximum liability of $150,000 per employee/dependent per year, up from

$125,000 during 2010. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Payroll and employee related cost accruals at December 31, 2010 and 2009 include $1.5 million and $1.0 million, respectively, for our estimate of incurred but unpaid costs related to the self-insurance portion of our health insurance.

We are self-insured for up to $500,000 per incident for all workers’ compensation claims submitted by employees for on-the-job injuries. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue our workers’ compensation claim cost estimates based on historical claims development data and we accrue the cost of administrative services associated with claims processing. Insurance premiums and deductibles accruals at December 31, 2010 and 2009 include $6.6 million and $7.0 million, respectively, for our estimate of costs relative to the self-insured portion of our workers’ compensation, general liability and auto liability insurance. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.

10.	Segment Information

At December 31, 2010, we had two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance. Prior to our acquisitions of the production services businesses from WEDGE and Competition on March 1, 2008, all our operations related to the Drilling Services Division and we reported these operations in a single operating segment. The acquisitions of the production services businesses from WEDGE and Competition resulted in the formation of our Production Services Division (see Note 2, Acquisitions).

Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	19
East Texas	13
West Texas	3
North Dakota	9
North Texas	3
Utah	3
Oklahoma	6
Appalachia	7
Colombia	8

Production Services Division—Our Production Services Division provides a range of services to oil and gas exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 75 well service rigs consisting of seventy 550 horsepower rigs, four 600 horsepower rigs and one 400 horsepower rig. We provide wireline services with a fleet of 86 wireline units and rental services with approximately $13.5 million of fishing and rental tools.

The following tables set forth certain financial information for our two operating segments and corporate as of and for the year ended December 31, 2010 (amounts in thousands):

	As of and for the Year Ended December 31, 2010
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$542,242	$261,777	$37,324	$841,343

Revenues	$312,196	$175,014	$—	$487,210
Operating costs	227,136	105,295	—	332,431

Segment margin	$85,060	$69,719	$—	$154,779

Depreciation and amortization	$92,800	$26,740	$1,271	$120,811
Capital expenditures	$109,261	$25,411	$479	$135,151

The following tables set forth certain financial information for our two operating segments and corporate as of and for the year ended December 31, 2009 (amounts in thousands):

	As of and for the Year Ended December 31, 2009
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$536,858	$234,920	$53,177	$824,955

Revenues	$219,751	$105,786	$—	$325,537
Operating costs	147,343	68,012	—	215,355

Segment margin	$72,408	$37,774	$—	$110,182

Depreciation and amortization	$81,078	$23,893	$1,215	$106,186
Capital expenditures	$94,887	$15,162	$404	$110,453

The following table reconciles the segment profits reported above to income from operations as reported on the condensed consolidated statements of operations for the years ended December 31, 2010 and 2009 (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Segment margin	$154,779	$110,182
Depreciation and amortization	(120,811)	(106,186)
General and administrative	(52,047)	(37,478)
Bad debt (expense) recovery	(493)	1,642

Loss from operations	$(18,572)	$(31,840)

The following table sets forth certain financial information for our international operations in Colombia as of and for the years ended December 31, 2010 and 2009 which is included in our Drilling Services Division (amounts in thousands):

	As of and for the Year Ended December 31, 2010	As of and for the Year Ended December 31, 2009
Identifiable assets	$157,509	$120,319

Revenues	$86,432	$56,617

Identifiable assets as of December 31, 2010 include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary. Identifiable assets as of December 31, 2009 include five drilling rigs that are owned by our Colombia subsidiary and one drilling rigs that is owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

11.	Commitments and Contingencies

In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $62.8 million relating to our performance under these bonds.

The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities. The tax is assessed on an entity’s net equity, measured on a Colombian tax basis as of January 1, 2011, and is payable in eight semi-annual installments from 2011 through 2014. Based on our Colombian operations’ net equity, as defined, we estimate that our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. In January 2011, the actual net-worth tax obligation will be recognized in full in other expense in our consolidated statement of operations and in other accrued expenses and other long-term liabilities on our consolidated balance sheet.

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

The following table summarizes quarterly financial data for the years ended December 31, 2010 and December 31, 2009 (in thousands, except per share data):

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$86,021	$117,027	$135,544	$148,618	$487,210
Income (loss) from operations	(20,116)	(7,856)	2,536	6,864	(18,572)
Income tax (expense) benefit	9,159	4,498	1,612	(972)	14,297
Net loss	(14,547)	(10,142)	(2,580)	(5,992)	(33,261)
Loss per share:
Basic	$(0.27)	$(0.19)	$(0.05)	$(0.11)	$(0.62)
Diluted	$(0.27)	$(0.19)	$(0.05)	$(0.11)	$(0.62)

Year Ended December 31, 2009
Revenues	$100,840	$69,120	$74,366	$81,211	$325,537
Income (loss) from operations	2,857	(9,273)	(12,022)	(13,402)	(31,840)
Income tax expense	180	3,547	4,406	8,824	16,957
Net earnings (loss)	618	(6,259)	(9,190)	(8,384)	(23,215)
Earnings (loss) per share:
Basic	$0.01	$(0.13)	$(0.18)	$(0.16)	$(0.46)
Diluted	$0.01	$(0.13)	$(0.18)	$(0.16)	$(0.46)

13.	Guarantor/Non-Guarantor Condensed Consolidated Financial Statements

Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and certain of our future domestic subsidiaries. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of December 31, 2010, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,737	$(1,840)	$8,114	$—	$22,011
Short-term investments	12,569	—	—	—	12,569
Receivables	—	78,575	10,940	—	89,515
Intercompany receivable (payable)	(80,900)	80,942	(42)	—	—
Deferred income taxes	178	4,167	5,522	—	9,867
Inventory	—	2,874	6,149	—	9,023
Prepaid expenses and other current assets	263	4,604	3,930	—	8,797

Total current assets	(52,153)	169,322	34,613	—	151,782

Net property and equipment	1,601	562,390	92,267	(750)	655,508
Investment in subsidiaries	714,292	114,483	—	(828,775)	—
Intangible assets, net of amortization	235	21,731	—	—	21,966
Noncurrent deferred income taxes	14,632	—	—	(14,632)	—
Other long-term assets	6,739	2,844	2,504	—	12,087

Total assets	$685,346	$870,770	$129,384	$(844,157)	$841,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$20,134	$6,553	—	$26,929
Current portion of long-term debt	63	1,345	—	—	1,408
Prepaid drilling contracts	—	1,000	2,669	—	3,669
Accrued expenses	9,861	30,786	2,987	—	43,634

Total current liabilities	10,166	53,265	12,209	—	75,640
Long-term debt, less current portion	277,830	1,700	—	—	279,530
Other long-term liabilities	267	6,744	2,669	—	9,680
Deferred income taxes	—	94,769	23	(14,632)	80,160

Total liabilities	288,263	156,478	14,901	(14,632)	445,010
Total shareholders’ equity	397,083	714,292	114,483	(829,525)	396,333

Total liabilities and shareholders’ equity	$685,346	$870,770	$129,384	$(844,157)	$841,343

	December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,352	$(2,716)	$9,743	$—	$40,379
Receivables	—	76,490	4,977	—	81,467
Intercompany receivable (payable)	(86,442)	86,663	(221)	—	—
Deferred income taxes	—	3,909	1,651	—	5,560
Inventory	—	1,791	3,744	—	5,535
Prepaid expenses and other current assets	224	4,008	1,967	—	6,199

Total current assets	(52,866)	170,145	21,861	—	139,140

Net property and equipment	1,898	550,730	85,143	(749)	637,022
Investment in subsidiaries	712,720	104,256	—	(816,976)	—
Intangible assets, net of amortization	698	24,695	—	—	25,393
Noncurrent deferred income taxes	980	11	2,339	(991)	2,339
Long-term investments	13,228	—	—	—	13,228
Other long-term assets	3,779	3,561	493	—	7,833

Total assets	$680,437	$853,398	$109,836	$(818,716)	$824,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286	$12,277	$2,761	$—	$15,324
Current portion of long-term debt	2,100	1,941	—	—	4,041
Prepaid drilling contracts	—	324	84	—	408
Accrued expenses	226	26,070	2,735	—	29,031

Total current liabilities	2,612	40,612	5,580	—	48,804
Long-term debt, less current portion	255,628	2,445	—	—	258,073
Other long-term liabilities	—	6,457	—	—	6,457
Deferred income taxes	—	91,164	—	(991)	90,173

Total liabilities	258,240	140,678	5,580	(991)	403,507
Total shareholders’ equity	422,197	712,720	104,256	(817,725)	421,448

Total liabilities and shareholders’ equity	$680,437	$853,398	$109,836	$(818,716)	$824,955

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$400,778	$86,432	$—	$487,210

Costs and expenses:
Operating costs	—	263,649	68,782	—	332,431
Depreciation and amortization	1,271	109,971	9,569	—	120,811
General and administrative	15,337	34,177	2,959	(426)	52,047
Intercompany leasing	—	(4,323)	4,323	—	—
Bad debt recovery	—	493	—	—	493

Total costs and expenses	16,608	403,967	85,633	(426)	505,782

Income (loss) from operations	(16,608)	(3,189)	799	426	(18,572)

Other income (expense):
Equity in earnings of subsidiaries	(1,982)	1,335	—	647	—
Interest expense	(26,240)	(399)	(20)	—	(26,659)
Interest income	—	66	26	—	92
Impairment of investments	(3,331)	—	—	—	(3,331)
Other	—	953	385	(426)	912

Total other income (expense)	(31,553)	1,955	391	221	(28,986)

Income (loss) before income taxes	(48,161)	(1,234)	1,190	647	(47,558)
Income tax benefit (expense)	14,900	(748)	145	—	14,297

Net earnings (loss)	$(33,261)	$(1,982)	$1,335	$647	$(33,261)

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$268,920	$56,617	$—	$325,537

Costs and expenses:
Operating costs	—	174,579	41,091	(315)	215,355
Depreciation and amortization	1,215	97,015	7,956	—	106,186
General and administrative	12,222	25,293	1,379	(1,416)	37,478
Bad debt recovery	—	(1,642)	—	—	(1,642)

Total costs and expenses	13,437	295,245	50,426	(1,731)	357,377

Income (loss) from operations	(13,437)	(26,325)	6,191	1,731	(31,840)

Other income (expense):
Equity in earnings of subsidiaries	(2,250)	9,245	—	(6,995)	—
Interest expense	(8,585)	(555)	(5)	—	(9,145)
Interest income	1	111	105	—	217
Other	1,056	1,362	(91)	(1,731)	596

Total other income (expense)	(9,778)	10,163	9	(8,726)	(8,332)

Income (loss) before income taxes	(23,215)	(16,162)	6,200	(6,995)	(40,172)
Income tax benefit (expense)	—	13,912	3,045	—	16,957

Net earnings (loss)	$(23,215)	$(2,250)	$9,245	$(6,995)	$(23,215)

	Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$559,470	$51,414	$—	$610,884

Costs and expenses:
Operating costs	—	313,319	37,254	(630)	349,943
Depreciation and amortization	830	82,252	5,063	—	88,145
General and administrative	17,483	27,011	1,435	(1,095)	44,834
Bad debt recovery	—	423	—	—	423
Impairment of goodwill	—	118,646	—	—	118,646
Impairment of intangible assets	—	52,847	—	—	52,847

Total costs and expenses	18,313	594,498	43,752	(1,725)	654,838

Income (loss) from operations	(18,313)	(35,028)	7,662	1,725	(43,954)

Other income (expense):
Equity in earnings of subsidiaries	(32,531)	5,483	—	27,048	—
Interest expense	(12,523)	(547)	(2)	—	(13,072)
Interest income	5	1,143	108	—	1,256
Other	675	1,647	(1,451)	(1,789)	(918)

Total other income (expense)	(44,374)	7,726	(1,345)	25,259	(12,734)

Income (loss) before income taxes	(62,687)	(27,302)	6,317	26,984	(56,688)
Income tax benefit (expense)	6	(5,229)	(834)	—	(6,057)

Net earnings (loss)	$(62,681)	$(32,531)	$5,483	$26,984	$(62,745)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$31,841	$115,650	$14,542	$—	$98,351

Cash flows from investing activities:
Acquisition of other production services businesses	—	(1,340)	—	—	(1,340)
Purchases of property and equipment	(478)	(114,313)	(16,212)	—	(131,003)
Proceeds from sale of property and equipment	—	2,290	41	—	2,331
Proceeds from insurance recoveries	—	531	—	—	531

	(478)	(112,832)	(16,171)	—	(129,481)

Cash flows from financing activities:
Debt repayments	(254,914)	(1,942)	—	—	(256,856)
Proceeds from issuance of debt	274,375	—	—	—	274,375
Debt issuance costs	(4,865)	—	—	—	(4,865)
Proceeds from exercise of options	238	—	—	—	238
Purchase of treasury stock	(130)	—	—	—	(130)

	14,704	(1,942)	—	—	12,762

Net increase (decrease) in cash and cash equivalents	17,615	876	(1,629)	—	(18,368)
Beginning cash and cash equivalents	33,352	(2,716)	9,743	—	40,379

Ending cash and cash equivalents	$15,737	$(1,840)	$8,114	$—	$22,011

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$26,598	$91,432	$5,283	$—	$123,313

Cash flows from investing activities:
Purchases of property and equipment	(404)	(106,628)	(7,680)	—	(114,712)
Proceeds from sale of property and equipment	—	694	73	—	767
Proceeds from insurance recoveries	—	36	—	—	36

	(404)	(105,898)	(7,607)	—	(113,909)

Cash flows from financing activities:
Debt repayments	(15,152)	(2,146)	—	—	(17,298)
Debt issuance costs	(2,560)	—	—	—	(2,560)
Proceeds from common stock, net of offering costs of $454	24,043	—	—	—	24,043
Purchase of treasury stock	(31)	—	—	—	(31)

	6,300	(2,146)	—	—	4,154

Net increase (decrease) in cash and cash equivalents	32,494	(16,612)	(2,324)	—	13,558
Beginning cash and cash equivalents	858	13,896	12,067	—	26,821

Ending cash and cash equivalents	$33,352	$(2,716)	$9,743	$—	$40,379

	Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$98,637	$71,444	$16,554	$—	$186,635

Cash flows from investing activities:
Acquisition of production services business of WEDGE	(313,621)	—	—	—	(313,621)
Acquisition of production services business of Competition	(26,772)	—	—	—	(26,772)
Acquisition of other production services businesses	(9,301)	—	—	—	(9,301)
Purchases of property and equipment	(1,831)	(133,598)	(12,026)	—	(147,455)
Purchase of auction rate securities, net	(15,900)	—	—	—	(15,900)
Proceeds from sale of property and equipment	—	4,008	—	—	4,008
Proceeds from insurance recoveries	—	3,426	—	—	3,426

	(367,425)	(126,164)	(12,026)	—	(505,615)

Cash flows from financing activities:
Debt repayments	(87,305)	(462)	—	—	(87,767)
Proceeds from issuance of debt	359,400	—	—	—	359,400
Debt issuance costs	(3,319)	—	—	—	(3,319)
Proceeds from exercise of options	784	—	—	—	784

	269,560	(462)	—	—	269,098

Net increase (decrease) in cash and cash equivalents	772	(55,182)	4,528	—	(49,882)
Beginning cash and cash equivalents	86	69,078	7,539	—	76,703

Ending cash and cash equivalents	$858	$13,896	$12,067	$—	$26,821

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Pioneer Drilling Company is responsible for establishing and maintaining adequate internal control over financial reporting. Pioneer Drilling Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Pioneer Drilling Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pioneer Drilling Company’s management assessed the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2010, Pioneer Drilling Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Pioneer Drilling Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Pioneer Drilling Company’s internal control over financial reporting as of December 31, 2010. This report appears on page 62.

Item 9B.	Other Information

Not applicable.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2011 Annual Meeting of Shareholders. We intend to file that definitive proxy statement with the SEC on or about April 8, 2011.

Item 10.	Directors, Executive Officers and Corporate Governance

Please see the information appearing under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2011 Annual Meeting of Shareholders for the information this Item 10 requires.

Item 11.	Executive Compensation

Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive proxy statement for our 2011 Annual Meeting of Shareholders for the information this Item 11 requires.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Please see the information appearing under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2011 Annual Meeting of Shareholders for the information this Item 12 requires.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Please see the information appearing under the headings “Proposal 1—Election of Directors” and “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2011 Annual Meeting of Shareholders for the information this Item 13 requires.

Item 14.	Principal Accountant Fees and Services

Please see the information appearing under the heading “Proposal 2—Ratification of Appointment of Independent Auditors” in the definitive proxy statement for our 2011 Annual Meeting of Shareholders for the information this Item 14 requires.

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

10.2*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.1)).

10.3+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.2)).

10.4+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Restricted Stock Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.3)).

10.5+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Restricted Stock Unit Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.4)).

Exhibit Number		Description
10.6+*	-	Pioneer Drilling Services, Ltd. Annual Incentive Compensation Plan dated August 5, 2005 (Form 8-K dated August 5, 2005 (File No. 1-8182, Exhibit 10.1)).

10.7+*		Pioneer Drilling Company Amended and Restated Key Executive Severance Plan dated December 10, 2007 (Form 10-Q for the quarter ended March 31, 2008 (File No. 1-8182, Exhibit 10.4)).

10.8+*	-	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5)).

10.9+*	-	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7)).

10.10+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 filed November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

10.11+*	-	Amended and Restated Pioneer Drilling Company 2007 Incentive Plan adopted May 15, 2009 (Definitive Proxy Statement on Schedule 14A, filed April 10, 2009 (File No. 1-8182, Appendix A)).

10.12+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Stock Option Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.1)).

10.13+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Employee Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.2)).

10.14+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.3)).

10.15+*	-	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).

10.16+*	-	Pioneer Drilling Company Employee Relocation Policy Executive Officers – Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).

10.17*	-

Credit Agreement, dated February 29, 2008, among Pioneer Drilling Company, as Borrower, and Wells Fargo Bank, N.A., as administrative agent, issuing lender, swing line lender and co-lead arranger, Fortis Bank SA/NV, New York Branch, as co-lead arranger, and each of the other parties listed therein (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 10.1)).

10.18*	-

First Amendment to Credit Agreement, dated as of October 5, 2009, among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated October 6, 2009 (File No. 1-8182, Exhibit 10.1))

10.19*	-

Waiver Agreement, dated as of June 9, 2008, among Pioneer Drilling Company, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender, and each of the other financial institutions party thereto (Form 8-K dated June 11, 2008 (File No. 1-8182, Exhibit 10.1)).

10.20*	-

Second Amendment to Credit Agreement, dated as of February 23, 2010, among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated February 23, 2010 (File No. 1-8182, Exhibit 10.1)).

10.21+*	-	Employment Letter, effective March 1, 2008, from Pioneer Drilling Company to Joseph B. Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.1)).

10.22+*	-

Confidentiality and Non-Competition Agreement, dated February 29, 2008, by and between Pioneer Drilling Company, Pioneer Production Services, Inc. and Joe Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.2)).

Exhibit Number		Description
10.24+*	-	Employment Letter Agreement, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

21.1	-	Subsidiaries of Pioneer Drilling Company.

23.1	-	Consent of Independent Registered Public Accounting Firm.

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-

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

PIONEER DRILLING COMPANY

February 17, 2011	BY: /S/ WM. STACY LOCKE
Wm. Stacy Locke Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DEAN A. BURKHARDT Dean A. Burkhardt	Chairman	February 17, 2011

/S/ WM. STACY LOCKE Wm. Stacy Locke	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2011

/S/ LORNE E. PHILLIPS Lorne E. Phillips	Executive Vice President and Chief Financial Officer	February 17, 2011

/S/ C. JOHN THOMPSON C. John Thompson	Director	February 17, 2011

/S/ JOHN MICHAEL RAUH John Michael Rauh	Director	February 17, 2011

/S/ SCOTT D. URBAN Scott D. Urban	Director	February 17, 2011

Exhibit Number		Description
2.1*	-

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

10.2*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.1)).

10.3+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.2)).

10.4+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Restricted Stock Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.3)).

10.5+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Restricted Stock Unit Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.4)).

10.6+*	-	Pioneer Drilling Services, Ltd. Annual Incentive Compensation Plan dated August 5, 2005 (Form 8-K dated August 5, 2005 (File No. 1-8182, Exhibit 10.1)).

10.7+*		Pioneer Drilling Company Amended and Restated Key Executive Severance Plan dated December 10, 2007 (Form 10-Q for the quarter ended March 31, 2008 (File No. 1-8182, Exhibit 10.4)).

10.8+*	-	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.5)).

10.9+*	-	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K for the year ended March 31, 2001 (File No. 1-8182, Exhibit 10.7)).

Exhibit Number		Description
10.10+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 filed November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

10.11+*	-	Amended and Restated Pioneer Drilling Company 2007 Incentive Plan adopted May 15, 2009 (Definitive Proxy Statement on Schedule 14A, filed April 10, 2009 (File No. 1-8182, Appendix A)).

10.12+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Stock Option Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.1)).

10.13+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Employee Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.2)).

10.14+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.3)).

10.15+*	-	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).

10.16+*	-	Pioneer Drilling Company Employee Relocation Policy Executive Officers – Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).

10.17*	-

Credit Agreement, dated February 29, 2008, among Pioneer Drilling Company, as Borrower, and Wells Fargo Bank, N.A., as administrative agent, issuing lender, swing line lender and co-lead arranger, Fortis Bank SA/NV, New York Branch, as co-lead arranger, and each of the other parties listed therein (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 10.1)).

10.18*	-

First Amendment to Credit Agreement, dated as of October 5, 2009, among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated October 6, 2009 (File No. 1-8182, Exhibit 10.1))

10.19*	-

Waiver Agreement, dated as of June 9, 2008, among Pioneer Drilling Company, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender, and each of the other financial institutions party thereto (Form 8-K dated June 11, 2008 (File No. 1-8182, Exhibit 10.1)).

10.20*	-

Second Amendment to Credit Agreement, dated as of February 23, 2010, among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated February 23, 2010 (File No. 1-8182, Exhibit 10.1)).

10.21+*	-	Employment Letter, effective March 1, 2008, from Pioneer Drilling Company to Joseph B. Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.1)).

10.22+*	-

Confidentiality and Non-Competition Agreement, dated February 29, 2008, by and between Pioneer Drilling Company, Pioneer Production Services, Inc. and Joe Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.2)).

10.24+*	-	Employment Letter Agreement, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

21.1	-	Subsidiaries of Pioneer Drilling Company.

23.1	-	Consent of Independent Registered Public Accounting Firm.

31.1	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit Number		Description
31.2	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	-

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