Form 10-Q
period 2011-06-30
PIONEER DRILLING CO
filed 2011-08-04
CIK 320575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011 there were 61,631,523 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,502	$22,011
Short-term investments	—	12,569
Receivables:
Trade, net of allowance for doubtful accounts	81,287	61,345
Unbilled receivables	27,782	21,423
Insurance recoveries	7,183	4,035
Income taxes	3,139	2,712
Deferred income taxes	11,027	9,867
Inventory	10,658	9,023
Prepaid expenses and other current assets	9,787	8,797

Total current assets	162,365	151,782

Property and equipment, at cost	1,184,777	1,097,179
Less accumulated depreciation	494,857	441,671

Net property and equipment	689,920	655,508
Intangible assets, net of amortization	20,783	21,966
Noncurrent deferred income taxes	3,133	—
Other long-term assets	12,235	12,087

Total assets	$888,436	$841,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,642	$26,929
Current portion of long-term debt	1,267	1,408
Prepaid drilling contracts	4,791	3,669
Accrued expenses:
Payroll and related employee costs	18,520	18,057
Insurance premiums and deductibles	10,136	8,774
Insurance claims and settlements	7,165	4,035
Interest	7,234	7,307
Other	9,399	5,461

Total current liabilities	112,154	75,640
Long-term debt, less current portion	283,405	279,530
Other long-term liabilities	11,434	9,680
Noncurrent deferred income taxes	81,576	80,160

Total liabilities	488,569	445,010

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 54,717,923 shares and 54,228,170 shares outstanding at June 30, 2011 and December 31, 2010, respectively	5,477	5,425
Additional paid-in capital	345,324	339,105
Treasury stock, at cost; 54,133 shares and 25,380 shares at June 30, 2011 and December 31, 2010, respectively	(513)	(161)
Accumulated earnings	49,579	51,964

Total shareholders’ equity	399,867	396,333

Total liabilities and shareholders’ equity	$888,436	$841,343

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Revenues:
Drilling services	$106,523	$76,096	$206,279	$131,913
Production services	64,762	40,931	118,355	71,135

Total revenues	171,285	117,027	324,634	203,048

Costs and expenses:
Drilling services	73,190	58,549	140,699	104,452
Production services	37,754	24,527	70,982	44,492
Depreciation and amortization	32,424	29,557	64,680	58,428
General and administrative	15,860	12,257	30,381	23,730
Bad debt expense (recovery)	139	(7)	55	(82)

Total costs and expenses	159,367	124,883	306,797	231,020

Income (loss) from operations	11,918	(7,856)	17,837	(27,972)

Other income (expense):
Interest expense	(7,991)	(7,121)	(15,540)	(11,215)
Interest income	8	22	18	42
Other	754	315	(5,763)	799

Total other expense	(7,229)	(6,784)	(21,285)	(10,374)

Income (loss) before income taxes	4,689	(14,640)	(3,448)	(38,346)
Income tax (expense) benefit	(1,039)	4,498	1,063	13,657

Net income (loss)	$3,650	$(10,142)	$(2,385)	$(24,689)

Income (loss) per common share - Basic	$0.07	$(0.19)	$(0.04)	$(0.46)

Income (loss) per common share - Diluted	$0.07	$(0.19)	$(0.04)	$(0.46)

Weighted-average number of shares outstanding - Basic	54,205	53,781	54,087	53,750

Weighted-average number of shares outstanding - Diluted	55,881	53,781	54,087	53,750

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,385)	$(24,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,680	58,428
Allowance for doubtful accounts	56	(54)
Loss (gain) on dispositions of property and equipment	691	(716)
Stock-based compensation expense	3,483	3,432
Amortization of debt issuance costs and discount	2,044	1,142
Deferred income taxes	(2,843)	(11,958)
Change in other long-term assets	1,432	(2,609)
Change in other long-term liabilities	1,655	3,375
Changes in current assets and liabilities:
Receivables	(26,800)	(6,442)
Inventory	(1,635)	(2,297)
Prepaid expenses and other current assets	(990)	(1,796)
Accounts payable	7,411	10,963
Prepaid drilling contracts	1,121	3,271
Accrued expenses	5,691	12,518

Net cash provided by operating activities	53,611	42,568

Cash flows from investing activities:
Acquisition of production services businesses	(2,000)	(1,340)
Purchases of property and equipment	(79,196)	(63,817)
Proceeds from sale of property and equipment	2,000	1,003
Proceeds from sale of auction rate securities	12,569	—

Net cash used in investing activities	(66,627)	(64,154)

Cash flows from financing activities:
Debt repayments	(13,742)	(245,951)
Proceeds from issuance of debt	17,000	249,375
Debt issuance costs	(3,186)	(4,795)
Proceeds from exercise of options	2,091	12
Purchase of treasury stock	(352)	(86)
Excess tax benefit of stock option exercises	696	—

Net cash provided by (used in) financing activities	2,507	(1,445)

Net decrease in cash and cash equivalents	(10,509)	(23,031)
Beginning cash and cash equivalents	22,011	40,379

Ending cash and cash equivalents	$11,502	$17,348

Supplementary disclosure:
Interest paid	$13,781	$3,138
Income taxes paid (refunded)	$409	$(40,514)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies

Business and Basis of Presentation

Pioneer Drilling Company and subsidiaries provide drilling and production services to our customers in select oil and natural gas exploration and production regions in the United States and Colombia. Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	15
East Texas	9
West Texas	16
North Dakota	9
Utah	3
Oklahoma	4
Appalachia	7
Colombia	8

As of July 22, 2011, 49 drilling rigs are operating under drilling contracts. We have 18 drilling rigs that are idle, seven of which currently have term contracts and will begin operating by the end of 2011, and we have four drilling rigs in storage or “cold stacked” in our Oklahoma drilling division location due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. We currently have term contracts for five new-build AC drilling rigs that are fit for purpose for domestic shale plays. We expect three of these drilling rigs to begin operating in the first quarter of 2012 and the remaining two drilling rigs to begin operating in the second quarter of 2012. In early 2011, we established our West Texas drilling division location and currently have a total of ten drilling rigs operating in West Texas and an additional six drilling rigs under term contracts that we expect to begin operating in West Texas by the end of 2011. The 16 drilling rigs assigned to our West Texas drilling division location includes two drilling rigs that were previously cold stacked in our Oklahoma drilling division location, and the three drilling rigs that were previously included in our North Texas drilling division location.

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

Our Production Services Division provides a range of services to exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. As of July 22, 2011, we have a premium fleet of 80 well service rigs consisting of seventy-three 550 horsepower rigs, six 600 horsepower rigs and one 400 horsepower rig. All our well service rigs are currently operating or are being actively marketed, with July month to date utilization of approximately 93%. We currently provide wireline services with a fleet of 99 wireline units and rental services with approximately $14.8 million of fishing and rental tools. We plan to add another six well service rigs and four wireline units by the end of 2011.

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

In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2011, through the filing of this Form 10-Q, for inclusion as necessary.

Recently Issued Accounting Standards

Multiple Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We are required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The adoption of this new guidance has not had an impact on our financial position or results of operations.

Business Combinations. In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – A consensus of the FASB Emerging Issues Task Force. This update provides clarification requiring public companies that have completed material acquisitions to disclose the revenue and earnings of the combined business as if the acquisition took place at the beginning of the comparable prior annual reporting period, and also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We are required to apply this guidance prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of this new guidance has not had a material impact on our financial position or results of operations.

Fair Value Measurement. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies existing guidance about how fair value should be applied where it already is required or permitted and provides wording changes that align this standard with International Financial Reporting Standards (IFRS). We are required to apply this guidance prospectively for beginning with our first quarterly filing in 2012. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update increases the prominence of other comprehensive income in financial statements, eliminating the option of presenting other comprehensive income in the statement of changes in equity, and instead, giving companies the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. We are required to comply with this guidance prospectively beginning with our first quarterly filing in 2012. The adoption of this new guidance will not impact our financial position or statement of operations, other than changes in presentation.

Drilling Contracts

Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. However, we have entered into more longer-term drilling contracts during periods of high rig demand and for our newly constructed rigs, usually with terms of six months to four years in duration. As of July 22, 2011, we have 37 drilling rigs operating under term contracts. Of these 37 contracts, if not renewed at the end of their terms, 20 will expire by January 22, 2012, 11 will expire by July 22, 2012 and six will expire by January 22, 2013. We have term contracts for an additional seven drilling rigs that we expect will begin operating by the end of 2011 and we have five term contracts for new-build AC drilling rigs that we expect to begin operating in the first half of 2012.

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

Restricted Cash

As of June 30, 2011, we had restricted cash in the amount of $1.3 million held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $0.7 million payable over the remaining two years from the escrow account. Restricted cash of $0.7 million and $0.7 million is recorded in other current assets and other long-term assets, respectively. The associated obligation of $0.7 million and $0.7 million is recorded in accrued expenses and other long-term liabilities, respectively.

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

Under the ARPSs sales agreement, we retained the unilateral right for a period ending January 7, 2013 to: (a) repurchase all the ARPSs that were sold at the $12.6 million price at which they were initially sold to the financial institution; and (b) if not repurchased, receive additional proceeds from the financial institution upon redemption of the ARPSs by the original issuer of these securities (collectively, the “ARPSs Call Option”). Upon origination, the fair value of the ARPSs Call Option was estimated to be $0.6 million and was recognized as other income in our condensed consolidated statement of operations for the three months ended March 31, 2011. We are required to assess the value of the ARPSs Call Option at the end of each reporting period, with any changes in fair value recorded within our consolidated statement of operations. As of June 30, 2011, the ARPSs Call Option had an estimated fair value of $0.5 million, and was included in our other long-term assets in our condensed consolidated balance sheet.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). During the three and six months ended June 30, 2010, the difference between the par value and fair value of the ARPSs was considered temporary and was recorded as unrealized losses, net of taxes, in accumulated other comprehensive income (loss). At December 31, 2010, the difference between par value and fair value was determined to be an other-than-temporary impairment and was reflected as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2010. The following table sets forth the components of comprehensive income (loss) (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$3,650	$(10,142)	$(2,385)	$(24,689)
Other comprehensive income (loss) - unrealized	—	77	—	(119)

Comprehensive income (loss)	$3,650	$(10,065)	$(2,385)	$(24,808)

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

During the first quarter of 2011, we acquired two production services businesses for a total of $2.0 million in cash. The identifiable assets recorded in connection with these acquisitions include fixed assets of $1.0 million, including four wireline units, and intangible assets of $1.0 million representing customer relationships and two non-competition agreements. We did not recognize any goodwill in conjunction with the acquisitions and no contingent assets or liabilities were assumed. Our acquisitions have been accounted for as acquisitions of a business in accordance with ASC Topic 805, Business Combinations.

3.	Long-term Debt

Long-term debt as of June 30, 2011 and December 31, 2010 consists of the following (amounts in thousands):

	June 30, 2011	December 31, 2010

Senior secured revolving credit facility	$42,000	$37,750
Senior notes	240,555	240,080
Subordinated notes payable and other	2,117	3,108

	284,672	280,938
Less current portion	(1,267)	(1,408)

	$283,405	$279,530

Senior Secured Revolving Credit Facility

We have a credit agreement, as amended on June 30, 2011, with Wells Fargo Bank, N.A. and a syndicate of lenders which provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure, but in no event will reduce the borrowing availability under the Revolving Credit Facility to less than $250 million.

Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 2.50% to 3.25% and 1.50% to 2.25%, respectively. The LIBOR margin and bank prime rate margin in effect at July 22, 2011 are 3.25% and 2.25%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period.

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

On July 20, 2011, we received net proceeds of $94.3 million from the sale of 6,900,000 shares of our common stock (see Note 10, Subsequent Events). On July 22, 2011, we used a portion of these proceeds to pay down the entire debt balance outstanding under our Revolving Credit Facility. Therefore, as of July 22, 2011, we had a zero balance outstanding and $9.2 million in committed letters of credit, which resulted in borrowing availability of $240.8 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At June 30, 2011, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 1.9 to 1.0, our senior consolidated leverage ratio was 0.3 to 1.0, and our interest coverage ratio was 5.2 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

•	A maximum total consolidated leverage ratio that cannot exceed 4.00 to 1.00;

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed 2.50 to 1.00;

•	A minimum interest coverage ratio that cannot be less than 2.50 to 1.00; and

•	If our senior consolidated leverage ratio is greater than 2.00 to 1.00 at the end of any fiscal quarter, our minimum asset coverage ratio cannot be less than 1.00 to 1.00.

The Revolving Credit Facility does not restrict capital expenditures as long as (a) no event of default exists under the Revolving Credit Facility or would result from such capital expenditures, (b) after giving effect to such capital expenditures there is availability under the Revolving Credit Facility equal to or greater than $25 million and (c) the senior consolidated leverage ratio as of the last day of the most recent reported fiscal quarter is less than 2.00 to 1.00. If the senior consolidated leverage ratio as of the last day of the most recent reported fiscal quarter is equal to or greater than 2.00 to 1.00, then capital expenditures are limited to $100 million for the fiscal year. The capital expenditure threshold may be increased by any unused portion of the capital expenditure threshold from the immediate preceding fiscal year up to $30 million.

At June 30, 2011, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.

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

The Senior Notes are reflected on our condensed consolidated balance sheet at June 30, 2011 with a carrying value of $240.6 million, which represents the $250 million face value net of the $9.4 million unamortized portion of original issue discount. The original issue discount is being amortized over the term of the Senior Notes based on the effective interest method. The Senior Notes will mature on March 15, 2018 with interest due semi-annually in arrears on March 15 and September 15 of each year. We have the option to redeem the Senior Notes, in whole or in part, at any time on or after March 15, 2014 in each case at the redemption price specified in the Indenture dated March 11, 2010 (the “Indenture”) together with any accrued and unpaid interest to the date of redemption. Prior to March 15, 2014, we may also redeem the Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, together with any accrued and unpaid interest to the date of redemption. In addition, prior to March 15, 2013, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus any accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing of the equity offering.

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

These covenants are subject to important exceptions and qualifications. We were in compliance with these covenants as of June 30, 2011. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries (see Note 9, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements).

Subordinated Notes Payable

We have three subordinated notes payable to certain employees that are former shareholders of production services businesses which we have acquired. These subordinated notes payable have interest rates ranging from 6% to 14%, require quarterly or annual payments of principal and interest and have final maturity dates ranging from August 2011 to April 2013.

Debt Issuance Costs

Costs incurred in connection with the Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in June 2016. Costs incurred in connection with the issuance of our Senior Notes were capitalized and are being amortized using the straight-line method over the term of the Senior Notes which mature in March 2018.

Capitalized debt costs related to the issuance of our long-term debt were approximately $8.4 million and $6.7 million as of June 30, 2011 and December 31, 2010, respectively. We recognized approximately $1.0 million and $0.9 million of associated amortization during the six months ended June 30, 2011 and 2010, respectively. In June 2011, we recognized additional amortization expense related to the write-off of $0.6 million of debt issuance costs representing the portion of unamortized debt issuance costs associated with certain syndicate lenders who are no longer participating in the Revolving Credit Facility as amended on June 30, 2011.

4.	Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.

At June 30, 2011, our financial instruments consist primarily of cash, trade receivables, trade payables, long-term debt, and our ARPSs Call Option. At December 31, 2010, our financial instruments also included our investments in ARPSs, which were liquidated in January 2011. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.

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

At June 30, 2011, our ARPSs Call Option is reported at an amount that reflects our current estimate of fair value. To estimate the value of our ARPSs Call Option as of June 30, 2011, we used inputs defined by ASC Topic 820 as level 3 inputs, which are significant unobservable inputs. The fair value of the ARPSs Call Option was estimated using a modified Black-Scholes model, based on an analysis of recent historical transactions for securities with similar characteristics to the underlying ARPSs, and an analysis of the probability that the options would be exercisable as a result of the underlying ARPSs being redeemed or traded in a secondary market at an amount greater than the option price before the expiration date. As of June 30, 2011, the ARPSs Call Option had an estimated fair value of $0.5 million, and was included in our other long-term assets in our condensed consolidated balance sheet. Future changes in the fair values of the ARPSs Call Option will be reflected in other income (expense) in our consolidated statements of operations.

The fair value of our long-term debt at June 30, 2011 and December 31, 2010 is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis based on observable inputs for similar types of debt instruments represents level 2 inputs as defined by ASC Topic 820. The following table presents the supplemental fair value information about long-term debt at June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$284,672	$318,430	$280,938	$308,630

5.	Income (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic income (loss) per share and diluted income (loss) per share computations (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic
Net income (loss)	$3,650	$(10,142)	$(2,385)	$(24,689)

Weighted-average shares:	54,205	53,781	54,087	53,750

Income (Loss) per share	$0.07	$(0.19)	$(0.04)	$(0.46)

Diluted
Net income (loss)	$3,650	$(10,142)	$(2,385)	$(24,689)

Effect of dilutive securities	—	—	—	—

Net income (loss) available to common shareholders after assumed conversion	3,650	(10,142)	(2,385)	(24,689)

Weighted-average shares:
Outstanding	54,205	53,781	54,087	53,750
Diluted effect of stock options, restricted stock, and restricted stock unit awards	1,676	—	—	—

	55,881	53,781	54,087	53,750

Income (Loss) per share	$0.07	$(0.19)	$(0.04)	$(0.46)

Outstanding stock options, restricted stock and restricted stock unit awards representing a total of 1,444,219 shares of common stock were excluded from the diluted loss per share calculations for the six months ended June 30, 2011, because the effect of their inclusion would be antidilutive. Outstanding stock options, restricted stock and restricted stock unit awards representing a total of 653,877 shares and 788,900 shares of common stock were excluded from the diluted loss per share calculations for the three and six month periods ended June 30, 2010, respectively, because the effect of their inclusion would be antidilutive.

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

Stock Options

We grant stock option awards which generally become exercisable over a three-year period and expire ten years after the date of grant. Our stock-based compensation plans provide that all stock option awards must have an exercise price not less than the fair market value of our common stock on the date of grant. We issue shares of our common stock when vested stock option awards are exercised.

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model based on a weighted-average calculation for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Expected volatility	68%	63%	65%	62%
Risk-free interest rates	1.8%	2.6%	1.5%	2.6%
Expected life in years	4.00	5.00	4.33	5.65
Options granted	5,000	3,000	602,298	734,200
Grant-date fair value	$7.18	$4.09	$4.69	$5.03

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

The following table summarizes the compensation expense recognized for stock option awards during the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

General and administrative expense	$897	$1,050	$1,893	$2,123
Operating costs	56	148	137	291

	$953	$1,198	$2,030	$2,414

During the three and six months ended June 30, 2011, respectively, employees exercised stock options for the purchase of 184,512 shares and 311,812 shares of common stock. During the three and six months ended June 30, 2010, respectively, employees exercised stock options for the purchase of 800 shares and 3,100 shares of common stock. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows.

Restricted Stock

We grant restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when RSU awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. We granted 32,360 shares and 66,224 shares of restricted stock during the six months ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011, we issued an additional 166,918 shares of restricted stock upon the conversion of performance-based RSU awards, as described below.

The following table summarizes the compensation expense recognized for restricted stock awards during the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

General and administrative expense	$291	$264	$451	$591
Operating costs	17	32	42	76

	$308	$296	$493	$667

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

Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant. The following table summarizes the number of time-based RSUs granted and the weighted-average grant-date fair values of each time-based RSU during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Time-based RSUs granted	130,570	—	233,473	72,120
Weighted-average grant-date fair value	$12.51	—	$10.97	$8.86

Our performance-based RSUs are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. There were no grants of performance-based RSUs during the three months ended June 30, 2011 or 2010. The following table summarizes the number of performance-based RSUs granted and the weighted-average grant-date fair values of each performance-based RSU during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Performance-based RSUs granted	146,479	194,680
Weighted-average grant-date fair value	$10.23	$8.86

Performance-based RSUs granted during the six months ended June 30, 2011 will cliff vest after 39 months from the date of grant. The number of shares of common stock awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the performance period from January 1, 2011 through December 31, 2013. Approximately one-third of the performance-based RSUs are subject to a market condition, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued, if any. The remaining two-thirds of the performance-based RSUs are subject to performance conditions, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.

Performance-based RSUs granted during the six months ended June 30, 2010 have a fair value that is based on the closing price of our common stock on the date of grant. Compensation cost ultimately recognized will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions. In April 2011, we determined that 166,918 shares, or 86.7% of the target number of shares net of forfeitures, were earned based on the Company’s achievement of certain performance measures, as compared to the predefined peer group, over the performance period from January 1, 2008 through December 31, 2010. After the earned number of shares was determined, the performance-based RSUs were converted to 166,918 shares of restricted stock, subject to graded vesting over a three-year period. The first tranche of 55,618 shares vested in April 2011.

The following table summarizes the compensation expense recognized for all time-based and performance-based restricted stock unit awards during the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

General and administrative expense	$433	$152	$824	$304
Operating costs	75	26	136	47

	$508	$178	$960	$351

7.	Segment Information

We have two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance.

Drilling Services Division – Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs that are assigned to the following locations:

Drilling Division Locations	Rig Count

South Texas	15
East Texas	9
West Texas	16
North Dakota	9
Utah	3
Oklahoma	4
Appalachia	7
Colombia	8

Production Services Division – Our Production Services Division provides a range of services to oil and gas exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 80 well service rigs consisting of seventy-three 550 horsepower rigs, six 600 horsepower rigs and one 400 horsepower rig. We provide wireline services with a fleet of 99 wireline units and rental services with approximately $14.8 million of fishing and rental tools.

The following tables set forth certain financial information for our two operating segments and corporate for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	As of and for the Three Months Ended June 30, 2011
	Drilling Services Division	Production Services Division	Corporate	Total

Identifiable assets	$609,886	$254,901	$23,649	$888,436

Revenues	$106,523	$64,762	$—	$171,285
Operating costs	73,190	37,754	—	110,944

Segment margin	$33,333	$27,008	$—	$60,341

Depreciation and amortization	$24,702	$7,510	$212	$32,424
Capital expenditures	$46,306	$17,301	$199	$63,806

	As of and for the Three Months Ended June 30, 2010
	Drilling Services Division	Production Services Division	Corporate	Total

Identifiable assets	$563,131	$243,638	$40,731	$847,500

Revenues	$76,096	$40,931	$—	$117,027
Operating costs	58,549	24,527	—	83,076

Segment margin	$17,547	$16,404	$—	$33,951

Depreciation and amortization	$22,755	$6,498	$304	$29,557
Capital expenditures	$40,580	$6,849	$133	$47,562

	As of and for the Six Months Ended June 30, 2011
	Drilling Services Division	Production Services Division	Corporate	Total

Identifiable assets	$609,886	$254,901	$23,649	$888,436

Revenues	$206,279	$118,355	$—	$324,634
Operating costs	140,699	70,982	—	211,681

Segment margin	$65,580	$47,373	$—	$112,953

Depreciation and amortization	$49,188	$15,005	$487	$64,680
Capital expenditures	$65,417	$32,745	$338	$98,500

	As of and for the Six Months Ended June 30, 2010
	Drilling Services Division	Production Services Division	Corporate	Total

Identifiable assets	$563,131	$243,638	$40,731	$847,500

Revenues	$131,913	$71,135	$—	$203,048
Operating costs	104,452	44,492	—	148,944

Segment margin	$27,461	$26,643	$—	$54,104

Depreciation and amortization	$45,048	$12,772	$608	$58,428
Capital expenditures	$70,466	$13,001	$164	$83,631

The following table reconciles the segment profits reported above to income (loss) from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Segment margin	$60,341	$33,951	$112,953	$54,104
Depreciation and amortization	(32,424)	(29,557)	(64,680)	(58,428)
General and administrative	(15,860)	(12,257)	(30,381)	(23,730)
Bad debt (expense) recovery	(139)	7	(55)	82

Income (loss) from operations	$11,918	$(7,856)	$17,837	$(27,972)

The following table sets forth certain financial information for our international operations in Colombia as of and for the three and six months ended June 30, 2011 and 2010 which is included in our Drilling Services Division (amounts in thousands):

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2011	2010	2011	2010

Identifiable assets	$159,701	$161,255	$159,701	$161,255

Revenues	$29,241	$20,322	$53,476	$36,066

Identifiable assets as of June 30, 2011 and 2010 include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

8.	Commitments and Contingencies

In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $54.4 million relating to our performance under these bonds.

The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities, which was assessed on January 1, 2011 and is payable in eight semi-annual installments from 2011 through 2014. Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. We recognized this tax obligation in full during the first quarter of 2011 in other expense in our consolidated statement of operations, and in other accrued expenses and other long-term liabilities on our consolidated balance sheet as of June 30, 2011.

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

9.	Guarantor/Non-Guarantor Condensed Consolidated Financial Statements

Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and certain of our future domestic subsidiaries. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of June 30, 2011, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,802	$(3,723)	$4,423	$—	$11,502
Receivables	1,049	89,582	28,760	—	119,391
Intercompany receivable (payable)	(120,938)	129,914	(8,976)	—	—
Deferred income taxes	634	5,766	4,627	—	11,027
Inventory	—	3,677	6,981	—	10,658
Prepaid expenses and other current assets	647	5,220	3,920	—	9,787

Total current assets	(107,806)	230,436	39,735	—	162,365

Net property and equipment	1,545	599,611	89,514	(750)	689,920
Investment in subsidiaries	767,238	111,378	—	(878,616)	—
Intangible assets, net of amortization	158	20,625	—	—	20,783
Noncurrent deferred income taxes	23,318	—	3,133	(23,318)	3,133
Other long-term assets	8,814	2,158	1,263	—	12,235

Total assets	$693,267	$964,208	$133,645	$(902,684)	$888,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$878	$45,830	$6,934	—	$53,642
Current portion of long-term debt	—	1,267	—	—	1,267
Prepaid drilling contracts	—	2,122	2,669	—	4,791
Accrued expenses	9,141	36,790	6,523	—	52,454

Total current liabilities	10,019	86,009	16,126	—	112,154

Long-term debt, less current portion	282,555	850	—	—	283,405
Other long-term liabilities	76	5,217	6,141	—	11,434
Deferred income taxes	—	104,894	—	(23,318)	81,576

Total liabilities	292,650	196,970	22,267	(23,318)	488,569
Total shareholders’ equity	400,617	767,238	111,378	(879,366)	399,867

Total liabilities and shareholders’ equity	$693,267	$964,208	$133,645	$(902,684)	$888,436

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,737	$(1,840)	$8,114	$—	$22,011
Short-term investments	12,569	—	—	—	12,569
Receivables	—	78,575	10,940	—	89,515
Intercompany receivable (payable)	(80,900)	80,942	(42)	—	—
Deferred income taxes	178	4,167	5,522	—	9,867
Inventory	—	2,874	6,149	—	9,023
Prepaid expenses and other current assets	263	4,604	3,930	—	8,797

Total current assets	(52,153)	169,322	34,613	—	151,782

Net property and equipment	1,601	562,390	92,267	(750)	655,508
Investment in subsidiaries	714,292	114,483	—	(828,775)	—
Intangible assets, net of amortization	235	21,731	—	—	21,966
Noncurrent deferred income taxes	14,632	—	—	(14,632)	—
Other long-term assets	6,739	2,844	2,504	—	12,087

Total assets	$685,346	$870,770	$129,384	$(844,157)	$841,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$20,134	$6,553	$—	$26,929
Current portion of long-term debt	63	1,345	—	—	1,408
Prepaid drilling contracts	—	1,000	2,669	—	3,669
Accrued expenses	9,861	30,786	2,987	—	43,634

Total current liabilities	10,166	53,265	12,209	—	75,640

Long-term debt, less current portion	277,830	1,700	—	—	279,530
Other long-term liabilities	267	6,744	2,669	—	9,680
Deferred income taxes	—	94,769	23	(14,632)	80,160

Total liabilities	288,263	156,478	14,901	(14,632)	445,010
Total shareholders’ equity	397,083	714,292	114,483	(829,525)	396,333

Total liabilities and shareholders’ equity	$685,346	$870,770	$129,384	$(844,157)	$841,343

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:	$—	$142,043	$29,242	$—	$171,285

Costs and expenses:
Operating costs	—	89,034	21,910	—	110,944
Depreciation and amortization	212	29,011	3,201	—	32,424
General and administrative	4,762	10,480	726	(108)	15,860
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense	—	139	—	—	139

Total costs and expenses	4,974	127,449	27,052	(108)	159,367

Income (loss) from operations	(4,974)	14,594	2,190	108	11,918

Other income (expense):
Equity in earnings of subsidiaries	11,694	2,590	—	(14,284)	—
Interest expense	(7,932)	(58)	(1)	—	(7,991)
Interest income	—	2	6	—	8
Other	(75)	215	722	(108)	754

Total other income (expense)	3,687	2,749	727	(14,392)	(7,229)

Income (loss) before income taxes	(1,287)	17,343	2,917	(14,284)	4,689
Income tax benefit (expense)	4,937	(5,649)	(327)	—	(1,039)

Net income (loss)	$3,650	$11,694	$2,590	$(14,284)	$3,650

	Three Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:	$—	$96,705	$20,322	$—	$117,027

Costs and expenses:
Operating costs	—	66,492	16,584	—	83,076
Depreciation and amortization	348	26,905	2,304	—	29,557
General and administrative	3,078	8,557	712	(90)	12,257
Intercompany leasing	—	(1,125)	1,125	—	—
Bad debt recovery	—	(7)	—	—	(7)

Total costs and expenses	3,426	100,822	20,725	(90)	124,883

Income (loss) from operations	(3,426)	(4,117)	(403)	90	(7,856)

Other income (expense):
Equity in earnings of subsidiaries	296	(80)	—	(216)	—
Interest expense	(7,012)	(101)	(8)	—	(7,121)
Interest income	—	17	5	—	22
Other	—	203	202	(90)	315

Total other income (expense)	(6,716)	39	199	(306)	(6,784)

Income (loss) before income taxes	(10,142)	(4,078)	(204)	(216)	(14,640)
Income tax benefit (expense)	—	4,374	124	—	4,498

Net income (loss)	$(10,142)	$296	$(80)	$(216)	$(10,142)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$271,158	$53,476	$—	$324,634

Costs and expenses:
Operating costs	—	170,912	40,769	—	211,681
Depreciation and amortization	487	58,129	6,064	—	64,680
General and administrative	8,893	20,370	1,334	(216)	30,381
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt expense	—	55	—	—	55

Total costs and expenses	9,380	247,036	50,597	(216)	306,797

Income (loss) from operations	(9,380)	24,122	2,879	216	17,837

Other income (expense):
Equity in earnings of subsidiaries	12,501	(2,437)	—	(10,064)	—
Interest expense	(15,404)	(135)	(1)	—	(15,540)
Interest income	—	6	12	—	18
Other	457	451	(6,455)	(216)	(5,763)

Total other income (expense)	(2,446)	(2,115)	(6,444)	(10,280)	(21,285)

Income (loss) before income taxes	(11,826)	22,007	(3,565)	(10,064)	(3,448)
Income tax benefit (expense)	9,441	(9,506)	1,128	—	1,063

Net income (loss)	$(2,385)	$12,501	$(2,437)	$(10,064)	$(2,385)

	Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$166,982	$36,066	$—	$203,048

Costs and expenses:
Operating costs	—	119,117	29,827	—	148,944
Depreciation and amortization	690	53,188	4,550	—	58,428
General and administrative	7,103	15,434	1,373	(180)	23,730
Intercompany leasing	—	(1,880)	1,880	—	—
Bad debt recovery	—	(82)	—	—	(82)

Total costs and expenses	7,793	185,777	37,630	(180)	231,020

Income (loss) from operations	(7,793)	(18,795)	(1,564)	180	(27,972)

Other income (expense):
Equity in earnings of subsidiaries	(5,912)	94	—	5,818	—
Interest expense	(10,984)	(213)	(18)	—	(11,215)
Interest income	—	32	10	—	42
Other	—	381	598	(180)	799

Total other income (expense)	(16,896)	294	590	5,638	(10,374)

Income (loss) before income taxes	(24,689)	(18,501)	(974)	5,818	(38,346)
Income tax benefit (expense)	—	12,589	1,068	—	13,657

Net income (loss)	$(24,689)	$(5,912)	$94	$5,818	$(24,689)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$(20,670)	$73,595	$686	$—	$53,611

Cash flows from investing activities:
Acquisition of production services businesses	—	(2,000)	—	—	(2,000)
Purchases of property and equipment	(270)	(74,542)	(4,384)	—	(79,196)
Proceeds from sale of property and equipment	—	1,993	7	—	2,000
Proceeds from sale of auction rate securities	12,569	—	—	—	12,569

	12,299	(74,549)	(4,377)	—	(66,627)

Cash flows from financing activities:
Debt repayments	(12,813)	(929)	—	—	(13,742)
Proceeds from issuance of debt	17,000	—	—	—	17,000
Debt issuance costs	(3,186)	—	—	—	(3,186)
Proceeds from exercise of options	2,091	—	—	—	2,091
Purchase of treasury stock	(352)	—	—	—	(352)
Excess tax benefit of stock option exercises	696	—	—	—	696

	3,436	(929)	—	—	2,507

Net increase (decrease) in cash and cash equivalents	(4,935)	(1,883)	(3,691)	—	(10,509)
Beginning cash and cash equivalents	15,737	(1,840)	8,114	—	22,011

Ending cash and cash equivalents	$10,802	$(3,723)	$4,423	$—	$11,502

	Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$19,467	$18,447	$4,654	$—	$42,568

Cash flows from investing activities:
Acquisition of production services businesses	—	(1,340)	—		(1,340)
Purchases of property and equipment	(164)	(50,454)	(13,199)	—	(63,817)
Proceeds from sale of property and equipment	—	957	46	—	1,003

	(164)	(50,837)	(13,153)	—	(64,154)

Cash flows from financing activities:
Debt repayments	(244,826)	(1,125)	—	—	(245,951)
Proceeds from issuance of debt	249,375	—	—	—	249,375
Debt issuance costs	(4,795)	—	—	—	(4,795)
Proceeds from exercise of options	12	—	—	—	12
Purchase of treasury stock	(86)	—	—	—	(86)

	(320)	(1,125)	—	—	(1,445)

Net increase (decrease) in cash and cash equivalents	18,983	(33,515)	(8,499)	—	(23,031)
Beginning cash and cash equivalents	33,352	(2,716)	9,743	—	40,379

Ending cash and cash equivalents	$52,335	$(36,231)	$1,244	$—	$17,348

10.	Subsequent Events

On July 20, 2011, we obtained $94.3 million in net proceeds when we sold 6,900,000 shares of our common stock at $14.50 per share, less underwriters’ commissions, pursuant to a public offering under the $300 million shelf registration statement filed in July 2009. On July 22, 2011, we used $57.0 million of these proceeds to pay down the entire debt balance outstanding under our Revolving Credit Facility. The remaining availability under the $300 million shelf registration statement for equity or debt offerings is $174.2 million.

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

Company Overview

Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. Pioneer Drilling Company was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Our business has grown through acquisitions and through organic growth. Since September 1999, we have significantly expanded our drilling rig fleet by adding 35 rigs through acquisitions and by adding 31 rigs through the construction of rigs from new and used components. In March 2008, we significantly expanded our service offerings with the acquisition of two production services businesses, which provide well services, wireline services and fishing and rental services. We have continued to invest in the growth of all our service offerings. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet multiple needs of our customers.

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

•	Drilling Services Division – Our Drilling Services Division provides contract land drilling services with its fleet of 71 drilling rigs in the following locations:

Drilling Division Locations	Rig Count

South Texas	15
East Texas	9
West Texas	16
North Dakota	9
Utah	3
Oklahoma	4
Appalachia	7
Colombia	8

As of July 22, 2011, 49 drilling rigs are operating under drilling contracts. We have 18 drilling rigs that are idle, seven of which currently have term contracts and will begin operating by the end of 2011, and we have four drilling rigs in storage or “cold stacked” in our Oklahoma drilling division location due to low demand for drilling rigs in that region. We are actively marketing all our idle drilling rigs. We currently have term contracts for five new-build AC drilling rigs that are fit for purpose for domestic shale plays. We expect three of these drilling rigs to begin operating in the first quarter of 2012 and the remaining two drilling rigs to begin operating in the second quarter of 2012. In early 2011, we established our West Texas drilling division location and currently have a total of ten drilling rigs operating in West Texas and an additional six drilling rigs under term contracts that we expect to begin operating in West Texas by the end of 2011. The 16 drillings rigs assigned to our West Texas drilling division location includes two drilling rigs that were previously cold stacked in our Oklahoma drilling division location, and the three drilling rigs that were previously included in our North Texas drilling division location.

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

•

Production Services Division – Our Production Services Division provides a range of services to oil and gas exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•

Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our premium well service rig fleet to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have acquired six well service rigs in 2011, resulting in a total of 80 well service rigs in nine locations as of July 22, 2011. Our well service rig fleet consists of seventy-three 550 horsepower rigs, six 600 horsepower rigs, and one 400 horsepower rig. All our well service rigs are currently operating or are being actively marketed, with July month to date utilization of approximately 93%. We plan to add another six well service rigs to our fleet by the end of 2011.

•

Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. We have acquired 15 wireline units during 2011, resulting in a total of 99 wireline units in 24 locations as of July 22, 2011. We plan to add another four wireline units by the end of 2011.

•

Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of June 30, 2011 our fishing and rental tools have a gross book value of $14.8 million.

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

From 2004 through 2008, domestic exploration and production spending increased as oil and natural gas prices increased. From late 2008 and into late 2009, there was substantial volatility and a decline in oil and natural gas prices due to the downturn in the global economic environment. In response, our customers curtailed their drilling programs and reduced their production activities, particularly in natural gas producing regions, which resulted in a decrease in demand and revenue rates for certain of our drilling rigs and production services equipment. Additionally, there was uncertainty in the capital markets and access to financing was limited. These conditions adversely affected our business environment. With increasing oil and natural gas prices during 2010, exploration and production companies modestly increased their exploration and production spending for 2010 and industry rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. This trend continued in the first half of 2011 and we expect continued increases in exploration and production spending for the remainder of 2011, which we expect will result in continued increases in industry rig utilization and revenue rates for the remainder of 2011, as compared to 2010. For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A – “Risk Factors” in Part I of the Annual Report on Form 10-K for the year ended December 31, 2010.

On July 22, 2011, the spot price for West Texas Intermediate crude oil was $99.64, the spot price for Henry Hub natural gas was $4.46 and the Baker Hughes U.S. land rig count was 1,861, a 20% increase from 1,557 on July 23, 2010. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic well service rig count for the six months ended June 30, 2011 and each of the last five years ended on June 30 were:

	Six Months Ended June 30,	Years Ended June 30,
	2011	2011	2010	2009	2008	2007

Oil (West Texas Intermediate)	$98.52	$89.26	$74.89	$70.04	$97.54	$63.49
Natural Gas (Henry Hub)	$4.23	$4.12	$4.15	$5.86	$8.24	$6.79
U.S. Land Rig Count	1,728	1,671	1,177	1,466	1,716	1,624
U.S. Well Service Rig Count	2,034	1,982	1,569	2,176	2,449	2,378

As represented in the table above, increases in oil and natural gas prices from 2004 to late 2008 resulted in corresponding increases in the U.S. land rig counts and U.S. well service rig counts, while declines in prices from late 2008 to late 2009 led to decreases in the U.S. land rig counts and U.S. well service rig counts. Since late 2009, increases primarily in oil prices have caused increases in exploration and production spending and the corresponding increases in drilling and well services activities are reflected by increases in the U.S. land rig counts and the U.S. well service rig counts in 2010 and 2011.

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

Strategy

In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business that operate in active drilling markets in the United States and Colombia. Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing customers, expand our customer base in the areas in which we currently operate and further enhance our geographic diversification through selective international expansion. The key elements of this long-term strategy include:

•

Further Strengthen our Competitive Position in the Most Attractive Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. We currently have 39 drilling rigs capable of operating in unconventional plays. We have 21 other drilling rigs that would require additional upgrades such as top drives to be capable of operating in unconventional plays. We may consider further upgrades in the future if they will result in profitable contract terms that justify the additional investment. We also intend to add new drilling rigs that will be operating in the shale plays and to continue adding capacity to our wireline and well servicing product offerings, which are well positioned to capitalize on increased shale development.

•

Increase our Exposure to Oil-Driven Drilling Activity. We have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and actively seeking contracts with oil-focused producers. As of July 22, 2011, approximately 82% of our working drilling rigs and 64% of our well service rigs are operating on wells that are targeting or producing oil. In addition, we currently have ten rigs drilling in the Permian Basin, an oil-producing region, and expect to have another six drilling rigs operating in this area by the end of 2011. We believe that by targeting a balanced mix of oil and natural gas activities, we can lessen our exposure to fluctuations in capital spending associated with changes in any single commodity price. We believe that our flexible rig fleet and production services assets allow us to target opportunities focused on both natural gas and oil.

•

Selectively Expand our International Operations. In early 2007, we announced our intention to selectively expand internationally and began a relationship with Ecopetrol S.A. in Colombia after a comprehensive review of international opportunities wherein we determined that Colombia offered an attractive mix of favorable business conditions, political stability, and a long-term commitment to expanding national oil and gas production. We now have eight drilling rigs operating under term contracts in Colombia. We are continuously evaluating additional international expansion opportunities and intend to target international markets that share the favorable characteristics of our Colombian operations and which would allow us to deploy sufficient assets in order to realize economies of scale.

•

Continue Growth with Select Capital Deployment. We intend to invest in the growth of our business by continuing to strategically upgrade our existing assets, selectively engaging in new-build opportunities, and potentially making selective acquisitions. Our capital investment decisions are determined by an analysis of the projected return on capital employed, which is based on the terms of secured contracts whenever possible, and the investment must be consistent with our strategic objectives. We currently have term contracts for five new-build AC drilling rigs that are fit for purpose for domestic shale plays that we expect to begin operating in the first quarter of 2012. We have also significantly increased our production services fleets with the addition of 15 wireline units and six well service rigs so far in 2011, and expect to add another four wireline units and six well service rigs by the end of 2011.

Liquidity and Capital Resources

Sources of Capital Resources

Our principal liquidity requirements have been for working capital needs, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $11.5 million as of June 30, 2011); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).

In July 2009, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. In November 2009, we obtained $24.0 million in net proceeds when we sold 3,820,000 shares of our common stock at $6.75 per share, less underwriters’ discounts and commissions, pursuant to a public offering under the $300 million shelf registration statement. In July 2011, we obtained $94.3 million in net proceeds when we sold 6,900,000 shares of our common stock at $14.50 per share, less underwriters’ discounts and commissions, pursuant to a public offering under the $300 million shelf registration statement. On July 22, 2011, we used $57.0 million of these proceeds to pay down the debt balance outstanding under our Revolving Credit Facility. The remaining availability under the $300 million shelf registration statement for equity or debt is $174.2 million as of July 22, 2011. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.

Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. After the repayment of the debt balance outstanding under the Revolving Credit Facility on July 22, 2011, we had a zero balance outstanding and $9.2 million in committed letters of credit, which resulted in borrowing availability of $240.8 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.

We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.

Uses of Capital Resources

For the six months ended June 30, 2011, we had $98.5 million of additions to our property and equipment. Currently, we expect to spend approximately $200 million to $220 million on capital expenditures during 2011. Our planned capital expenditures for the year ending December 31, 2011 include a total of 19 wireline units, 12 well service rigs, partial construction of five new-build AC drilling rigs, upgrades to drilling rigs being relocated to our West Texas drilling division location and routine capital expenditures. Actual capital expenditures may vary depending on the level of new-build and other expansion opportunities that meet our strategic and return on capital criteria. We expect to fund these capital expenditures from operating cash flow in excess of our working capital requirements and, as necessary, from borrowings under our Revolving Credit Facility.

Working Capital

Our working capital was $50.2 million at June 30, 2011, compared to $76.1 million at December 31, 2010. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.4 and 2.0 at June 30, 2011 and December 31, 2010, respectively.

Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.

The changes in the components of our working capital were as follows (in thousands):

	June 30, 2011	December 31, 2010	Change

Cash and cash equivalents	$11,502	$22,011	$(10,509)
Short-term investments	—	12,569	(12,569)
Receivables:
Trade, net of allowance for doubtful accounts	81,287	61,345	19,942
Unbilled receivables	27,782	21,423	6,359
Insurance recoveries	7,183	4,035	3,148
Income taxes	3,139	2,712	427
Deferred income taxes	11,027	9,867	1,160
Inventory	10,658	9,023	1,635
Prepaid expenses and other current assets	9,787	8,797	990

Current assets	162,365	151,782	10,583

Accounts payable	53,642	26,929	26,713
Current portion of long-term debt	1,267	1,408	(141)
Prepaid drilling contracts	4,791	3,669	1,122
Accrued expenses:
Payroll and related employee costs	18,520	18,057	463
Insurance premiums and deductibles	10,136	8,774	1,362
Insurance claims and settlements	7,165	4,035	3,130
Interest	7,234	7,307	(73)
Other	9,399	5,461	3,938

Current liabilities	112,154	75,640	36,514

Working capital	$50,211	$76,142	$(25,931)

The decrease in cash and cash equivalents was primarily due to $79.2 million used for purchases of property and equipment, partially offset by cash provided by operations of $53.6 million, proceeds from the sale of the ARPSs of $12.6 million, and proceeds from the exercise of stock options of $2.1 million during the six months ended June 30, 2011.

The short-term investments balance at December 31, 2010 represented the fair value of our investment in ARPSs, which were liquidated in January 2011.

The increases in our trade and unbilled receivables as of June 30, 2011 as compared to December 31, 2010 were primarily due to the increase in revenues of $22.7 million, or 15%, for the quarter ended June 30, 2011 as compared to the quarter ended December 31, 2010, and due to the timing of the billing and collection cycles for long-term drilling contracts in Colombia.

The increase in both our insurance recoveries receivables and our insurance claims and settlement accrued expense as of June 30, 2011 as compared to December 31, 2010 is primarily due to increases in our workers compensation and other types of insurance claims.

The increase in our inventory as of June 30, 2011 as compared to December 31, 2010 is primarily due to the expansion of our wireline operations during the first half of the year from 84 to 99 wireline units, and an increase in inventory for our Colombian operations.

The increase in prepaid expenses and other assets is primarily due to an increase in deferred mobilization costs for domestic drilling rigs that moved between drilling division locations. The increase is partially offset by the decrease in prepaid insurance as of June 30, 2011, as compared to December 31, 2010. We renew and prepay most of our insurance premiums in late October of each year and some in April of each year. As of June 30, 2011, we had amortization of eight months of these October insurance premiums, as compared to two months of amortization as of December 31, 2010.

The increase in accounts payable is primarily due to the increase in operating costs of $16.6 million, or 18%, for the quarter ended June 30, 2011 as compared to the quarter ended December 31, 2010, and due to a $19.3 million increase in our accruals for capital expenditures as of June 30, 2011, as compared to December 31, 2010.

The increase in prepaid drilling contracts as of June 30, 2011 as compared to December 31, 2010 is due to an increase in deferred mobilization revenues for domestic drilling rigs that moved between drilling division locations, primarily associated with the establishment of our West Texas drilling division location in early 2011.

The increase in accrued payroll and employee related costs is due to the increase in accrued payroll costs resulting from workforce additions and more payroll days reflected in the accrued payroll at June 30, 2011, as compared to December 31, 2010, due to the timing of pay periods. The increase in accrued payroll and employee costs is offset by the decrease in the accrual of our annual incentive compensation which reflects twelve months of accrued compensation at December 31, 2010, as compared six months at June 30, 2011.

The increase in accrued insurance premiums and deductibles at June 30, 2011 as compared to December 31, 2010 is due to the increases in our drilling services and production services utilization and the resulting increased workforce during the quarter ended June 30, 2011 as compared to the quarter ended December 31, 2010. The increase in utilization and our workforce led to increased actuarial claims estimates for the deductibles under these insurance policies.

The increase in other accrued expenses is primarily due to the net-worth tax accrual for our Colombian operations, which was assessed on January 1, 2011. The total obligation is $7.3 million and will be paid out in eight semi-annual installments over the next four years, with the first payment made in May 2011. At June 30, 2011, we have recorded $1.9 million as the current portion of the net-worth tax obligation.

Long-Term Debt and Other Contractual Obligations

The following table includes all our contractual obligations of the types specified below at June 30, 2011 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Long-term debt	$294,117	$1,267	$850	42,000	$250,000
Interest on long-term debt	155,632	26,334	52,345	52,265	24,688
Purchase commitments	99,463	99,463	—	—	—
Operating leases	8,039	2,932	3,953	1,112	42
Restricted cash obligation	1,300	650	650	—	—

Total	$558,551	$130,646	$57,798	$95,377	$274,730

At June 30, 2011, long-term debt consists of $42.0 million outstanding under our Revolving Credit Facility, $250 million face amount outstanding under our Senior Notes and $2.1 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses. On July 22, 2011, we repaid the entire outstanding debt balance under our Revolving Credit Facility. However, we expect to use the availability under the Revolving Credit Facility to fund our working capital needs, capital expenditures, or selective acquisitions, as necessary, through the final maturity date of June 30, 2016. The $250 million face amount outstanding under our Senior Notes will mature on March 15, 2018. Our Senior Notes have a carrying value of $240.6 million as of June 30, 2011, which represents the $250 million face value net of the $9.4 million of original issue discount, net of amortization, based on the effective interest method. Our subordinated notes payable have final maturity dates ranging from August 2011 to April 2013.

Interest payment obligations on our Revolving Credit Facility are estimated based on the 3.44% interest rate that was in effect at July 22, 2011 and the principal balance of $42.0 million that was outstanding at June 30, 2011 with a maturity date of June 30, 2016. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 6% to 14%, with either quarterly or annual payments of principal and interest through maturity.

Purchase commitments primarily relate to five new-build drilling rigs, equipment upgrades and purchases of other new equipment. The total estimated cost for the five new-build drilling rigs is approximately $110 million to $115 million, of which $21.6 million has already been incurred and $65.6 million is reflected in the purchase commitments included in the table above.

Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.

As of June 30, 2011, we had restricted cash in the amount of $1.3 million held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $0.7 million payable over the remaining two years from the escrow account.

Debt Requirements

The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At June 30, 2011, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 1.9 to 1.0, our senior consolidated leverage ratio was 0.3 to 1.0, and our interest coverage ratio was 5.2 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

•	A maximum total consolidated leverage ratio that cannot exceed 4.00 to 1.00;

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed 2.50 to 1.00;

•	A minimum interest coverage ratio that cannot be less than 2.50 to 1.00; and

•	If our senior consolidated leverage ratio is greater than 2.00 to 1.00 at the end of any fiscal quarter, our minimum asset coverage ratio cannot be less than 1.00 to 1.00.

The Revolving Credit Facility does not restrict capital expenditures as long as (a) no event of default exists under the Revolving Credit Facility or would result from such capital expenditures, (b) after giving effect to such capital expenditures there is availability under the Revolving Credit Facility equal to or greater than $25 million and (c) the senior consolidated leverage ratio as of the last day of the most recent reported fiscal quarter is less than 2.00 to 1.00. If the senior consolidated leverage ratio as of the last day of the most recent reported fiscal quarter is equal to or greater than 2.00 to 1.00, then capital expenditures are limited to $100 million for the fiscal year. The capital expenditure threshold may be increased by any unused portion of the capital expenditure threshold from the immediate preceding fiscal year up to $30 million.

At June 30, 2011, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.

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

Our Senior Notes are not subject to any sinking fund requirements. As of June 30, 2011, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations

Statement of Operations Analysis

The following table provides information for our operations for the three and six months ended June 30, 2011 and 2010 (amounts in thousands, except average number of drilling rigs, utilization rate, revenue days and per day information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Drilling Services Division:
Revenues	$106,523	$76,096	$206,279	$131,913
Operating costs	73,190	58,549	140,699	104,452

Drilling Services Division margin	$33,333	$17,547	$65,580	$27,461

Average number of drilling rigs	71.0	71.0	71.0	71.0
Utilization rate	69%	58%	67%	54%
Revenue days	4,442	3,775	8,593	6,927

Average revenues per day	$23,981	$20,158	$24,005	$19,043
Average operating costs per day	16,477	15,510	16,374	15,079

Drilling Services Division margin per day	$7,504	$4,648	$7,631	$3,964

Production Services Division:
Revenues	$64,762	$40,931	$118,355	$71,135
Operating costs	37,754	24,527	70,982	44,492

Production Services Division margin	$27,008	$16,404	$47,373	$26,643

Combined:
Revenues	$171,285	$117,027	$324,634	$203,048
Operating costs	110,944	83,076	211,681	148,944

Combined margin	$60,341	$33,951	$112,953	$54,104

Adjusted EBITDA	$45,096	$22,016	$76,754	$31,255

Drilling Services Division margin represents contract drilling revenues less contract drilling operating costs. Production Services Division margin represents production services revenue less production services operating costs. We believe that Drilling Services Division Margin and Production Services Division margin are useful measures for evaluating financial performance, although they are not measures of financial performance under U.S. Generally Accepted Accounting Principles (GAAP). However, Drilling Services Division margin and Production Services Division margin are common measures of operating performance used by investors, financial analysts, rating agencies and Pioneer’s management. A reconciliation of Drilling Services Division margin and Production Services Division margin to net income (loss), as reported is included in the table on the following page. Drilling Services Division margin and Production Services Division margin as presented may not be comparable to other similarly titled measures reported by other companies.

Adjusted EBITDA is a financial measure that is not in accordance with GAAP, and should not be considered (i) in isolation of, or as a substitute for, net earnings (loss), (ii) as an indication of operating performance or cash flows from operating activities or (iii) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. We define Adjusted EBITDA as earnings (loss) before interest income (expense), taxes, depreciation, amortization and any impairments. We use this measure, together with our GAAP financial metrics, to assess our financial performance and evaluate our overall progress towards meeting our long-term financial objectives. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency of our operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA, as we calculate it, may not be comparable to Adjusted EBITDA measures reported by other companies. A reconciliation of Adjusted EBITDA to net income (loss) is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income (loss):

Combined margin	$60,341	$33,951	$112,953	$54,104

General and administrative	(15,860)	(12,257)	(30,381)	(23,730)
Bad debt (expense) recovery	(139)	7	(55)	82
Other income (expense)	754	315	(5,763)	799

Adjusted EBITDA	45,096	22,016	76,754	31,255

Depreciation and amortization	(32,424)	(29,557)	(64,680)	(58,428)
Interest income (expense), net	(7,983)	(7,099)	(15,522)	(11,173)
Income tax (expense) benefit	(1,039)	4,498	1,063	13,657
Impairments	—	—	—	—

Net income (loss), as reported	$3,650	$(10,142)	$(2,385)	$(24,689)

Our Drilling Services Division experienced increases in its revenues and operating costs due to higher demand for our drilling services in 2011 as compared to the corresponding periods in 2010 as our industry continues to recover from the downturn that bottomed in late 2009. With increasing oil and natural gas prices, rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions.

Our Drilling Services Division’s revenues increased by $30.4 million, or 40%, and $74.4 million, or 56%, for the three and six month periods ended June 30, 2011, respectively, as compared to the corresponding periods in 2010, due to an increase in utilization rates and drilling revenue rates. During the quarter ended June 30, 2011, our drilling rig utilization increased to 69% from 58%, and our average contract drilling revenues per day increased by 19%, or $3,823 per day, as compared to the corresponding quarter in 2010. During the six months ended June 30, 2011, our drilling rig utilization increased to 67% from 54%, and our average contract drilling revenues per day increased by 26%, or $4,962 per day, as compared to the corresponding period in 2010.

Our Drilling Services Division’s operating costs increased by $14.6 million, or 25%, and $36.2 million, or 35%, for the three and six month periods ended June 30, 2011, respectively, as compared to the corresponding periods in 2010, primarily due to the increase in utilization and the increase in our operating costs per day. Our operating costs per day increased by $967 per day, or 6%, and $1,295 per day, or 9%, for the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. As utilization rates increased, average operating costs per day increased due to higher wage rates and repair and maintenance expenses as drilling rigs come out of storage and begin operations.

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. Turnkey drilling contracts also result in higher average revenues per day and higher average operating costs per day when compared to daywork drilling contracts. We completed four and ten turnkey drilling contracts during the three and six months ended June 30, 2011, respectively, as compared to two and six during the three and six months ended June 30, 2010, respectively. The following table provides percentages of our drilling revenues by drilling contract type for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Daywork drilling contracts	98%	89%	95%	90%
Turnkey drilling contracts	2%	11%	5%	10%
Footage drilling contracts	—	—	—	—

Our Production Services Division experienced increases in its revenues and operating costs primarily due to higher demand for our wireline services, well services and fishing and rental services during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. The expansion of our operations through the addition of 24 wireline units, or a 32% increase in units, and six well service rigs, or an 8% increase in our well service rig fleet, from June 30, 2010 to June 30, 2011 has also increased both our Production Services Division’s revenues and operating costs for the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

For the three months ended June 30, 2011, our Production Services Division’s revenues increased by $23.8 million, or 58%, while operating costs increased $13.2 million, or 54%, as compared to the corresponding quarter in 2010. For the six months ended June 30, 2011, our Production Services Division’s revenues increase by $47.2 million, or 66%, while operating costs increased $26.5 million, or 60%, as compared to the corresponding period in 2010.

For the three and six months ended June 30, 2011, our selling, general and administrative expense increased by approximately $3.6 million, or 29%, and $6.7 million, or 28%, respectively, as compared to the corresponding periods in 2010. The increase is primarily due to increases in payroll and compensation related expenses. We have seen an increase in the demand for our services as our industry continues to recover from the industry downturn in 2009. As a result, payroll and compensation related expenses increased during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, as we have added employees in our corporate office and have accrued for potential higher bonuses anticipated for 2011.

Our other expense increased for the six months ended June 30, 2011, as compared to the corresponding period in 2010, primarily due to the $7.3 million net-worth tax expense for our Colombian operations which was assessed on January 1, 2011. The increase was partially offset by $0.5 million of income recognized for the ARPSs Call Option during the six months ended June 30, 2011.

Our depreciation and amortization expense increased for the three and six month periods ended June 30, 2011, as compared to the corresponding periods in 2010, primarily from capital expenditures made to upgrade certain drilling rigs to meet the needs of our customers and obtain new contracts as well as capital expenditures for the acquisition of new well service rigs and wireline units.

Our interest expense increased for the six months ended June 30, 2011, as compared to the corresponding period in 2010, primarily due to the issuance of our Senior Notes in March 2010, which were used to repay a portion of the outstanding debt balance under the Revolving Credit Facility. The Senior Notes have a higher interest rate when compared to the Revolving Credit Facility, which resulted in the increase in interest expense for the six months ended June 30, 2011. In addition, interest expense increased in 2011 as compared to 2010 due to an increase in total outstanding debt which was $284.7 million as of June 30, 2011 as compared to $266.4 million as of June 30, 2010.

Our effective income tax rate for the six month period ended June 30, 2011 differs from the federal statutory rate in the United States of 35% primarily due to a lower effective tax rate in foreign jurisdictions, state income taxes and other permanent differences, including the effect of the non-deductible $7.3 million net-worth tax assessed on our Colombian operations as of January 1, 2011.

Inflation

Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. With the increase in rig counts beginning in late 2009, we saw decreased availability of personnel to operate our rigs and therefore we had wage rate increases for drilling rig personnel in certain of our locations of approximately 18% and 16% in February and July 2010, respectively. We have not had similar wage rate increases in 2011, but as the labor markets appear to be tightening, we will continue to evaluate the need for similar wage rate increases in 2011.

Costs for rig repairs and maintenance, rig upgrades and new rig construction are also impacted by inflationary pressures when the demand for drilling services increases. We experienced an increase in these costs of approximately 5% during 2010 and expect slightly higher increases during 2011.

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

The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “prepaid drilling contracts” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of June 30, 2011 we had $6.1 million of deferred mobilization revenues, of which the current portion was $4.8 million. The related deferred mobilization costs were $5.7 million, of which the current portion was $4.4 million. Our deferred mobilization costs and revenues primarily related to long-term contracts for our Colombian operations, which are being amortized through the year ending December 31, 2012. Amortization of deferred mobilization revenues was $2.6 million for the six months ended June 30, 2011.

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

Accounting estimates – We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts. We experienced a loss of approximately $0.1 million on one of the turnkey contracts completed during the six months ended June 30, 2011.

Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had one turnkey and no footage contracts in progress at June 30, 2011. Our unbilled receivables totaled $27.8 million at June 30, 2011. Of that amount accrued, turnkey drilling contract revenues were $0.3 million. The remaining balance of unbilled receivables related to $25.1 million of the revenue recognized but not yet billed on daywork drilling contracts in progress at June 30, 2011 and $2.4 million related to unbilled receivables for our Production Services Division.

We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $0.3 million at June 30, 2011.

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

As of June 30, 2011, we had a $1.2 million deferred tax asset related to the $3.3 million impairment of our ARPSs which represents a capital loss for tax treatment purposes. We can recognize a tax benefit associated with this impairment to the extent of capital gains we expect to earn in future periods. During the year ended December 31, 2010, we recorded a valuation allowance to fully offset our deferred tax asset relating to this capital loss since we believe capital gains are not likely in future periods.

As of June 30, 2011, we had $26.8 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.

Our accrued insurance premiums and deductibles as of June 30, 2011 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.6 million and our workers’ compensation, general liability and auto liability insurance of approximately $7.9 million. As of January 1, 2011, we have a deductible of $150,000 per covered individual per year under the health insurance. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have deductibles of $250,000 and $100,000 per occurrence under our general liability insurance and auto liability insurance, respectively. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.

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

Recently Issued Accounting Standards

Multiple Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We are required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The adoption of this new guidance has not had an impact on our financial position or results of operations.

Business Combinations. In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – A consensus of the FASB Emerging Issues Task Force. This update provides clarification requiring public companies that have completed material acquisitions to disclose the revenue and earnings of the combined business as if the acquisition took place at the beginning of the comparable prior annual reporting period, and also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We are required to apply this guidance prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of this new guidance has not had a material impact on our financial position or results of operations.

Fair Value Measurement. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies existing guidance about how fair value should be applied where it already is required or permitted and provides wording changes that align this standard with International Financial Reporting Standards (IFRS). We are required to apply this guidance prospectively for beginning with our first quarterly filing in 2012. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update increases the prominence of other comprehensive income in financial statements, eliminating the option of presenting other comprehensive income in the statement of changes in equity, and instead, giving companies the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. We are required to comply with this guidance prospectively beginning with our first quarterly filing in 2012. The adoption of this new guidance will not impact our financial position or statement of operations, other than changes in presentation.

Recently Enacted Regulation

The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities, which was assessed on January 1, 2011 and is payable in eight semi-annual installments from 2011 through 2014.

Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. We recognized this tax obligation in full during the three months ended March 31, 2011 in other expense in our consolidated statement of operations, and in other accrued expenses and other long-term liabilities on our consolidated balance sheet as of June 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate market risk on our variable rate debt. As of June 30, 2011, we had $42.0 million outstanding under our Revolving Credit Facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would have resulted in increased interest expense of approximately $0.2 million and a decrease in net income of approximately $0.1 million during the six months ended June 30, 2011.

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

The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency gains of $0.8 million for the six months ended June 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in litigation arising in the ordinary course of our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in management’s opinion, any such liability will not have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. Risk Factors

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We currently have net operating loss carryforwards that may be utilized to offset future taxable income. Future changes in the ownership of our stock (including certain transactions involving our stock that are outside of our control) could result in an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, which may limit our ability to utilize our net operating loss carryforwards. If an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses could cause a net increase in our U.S. federal income tax liability and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any unregistered sales of equity securities during the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	—	$—	—	—
May 1 - May 31	9,372	$15.18	—	—
June 1 - June 30	—	$—	—	—

Total	9,372	$15.18	—	—

(1)	The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended June 30, 2011, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which we repurchased based on the fair market value on the date the relevant transaction occurred.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number		Description

2.1*	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1)).

2.2*	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1)).

3.1*	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*	-	Indenture, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Form 8-K dated March 12, 2010, (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Registration Rights Agreement, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and the initial purchasers party thereto (Form 8-K dated March 12, 2010, (File No. 1-8182, Exhibit 4.2)).

10.1*	-	Amended and Restated Credit Agreement, dated as of June 30, 2011 among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated July 5, 2011 (File No. 1-8182, Exhibit 10.1)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101	-	The following financial statements from Pioneer Drilling Company’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER DRILLING COMPANY

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Dated: August 4, 2011

Index to Exhibits

Exhibit Number		Description

2.1*	-	Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated February 1, 2008 (File No. 1-8182, Exhibit 2.1)).

2.2*	-	Letter Agreement, dated February 29, 2008, amending the Securities Purchase Agreement, dated January 31, 2008, by and among Pioneer Drilling Company, WEDGE Group Incorporated, WEDGE Energy Holdings, L.L.C., WEDGE Oil & Gas Services, L.L.C., Timothy Daley, John Patterson and Patrick Grissom (Form 8-K dated March 3, 2008 (File No. 1-8182, Exhibit 2.1)).

3.1*	-	Restated Articles of Incorporation of Pioneer Drilling Company (Form 10-K for the year ended December 31, 2008 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Drilling Company (Form 8-K dated December 15, 2008 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Drilling Company (Form S-8 filed November 18, 2003 (Reg. No. 333-110569, Exhibit 4.3)).

4.2*	-	Indenture, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Form 8-K dated March 12, 2010 (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Registration Rights Agreement, dated March 11, 2010, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and the initial purchasers party thereto (Form 8-K dated March 12, 2010 (File No. 1-8182, Exhibit 4.2)).

10.1*	-	Amended and Restated Credit Agreement, dated as of June 30, 2011 among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated July 5, 2011 (File No. 1-8182, Exhibit 10.1)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101	-	The following financial statements from Pioneer Drilling Company’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.