Form 10-Q
period 2011-09-30
PIONEER DRILLING CO
filed 2011-11-03
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 21, 2011 there were 61,634,640 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011		December 31, 2010
	(Unaudited)		(Audited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,857		$22,011
Short-term investments	—		12,569
Receivables:
Trade, net of allowance for doubtful accounts	102,228		61,345
Unbilled receivables	28,943		21,423
Insurance recoveries	5,842		4,035
Income taxes	2,954		2,712
Deferred income taxes	12,999		9,867
Inventory	10,365		9,023
Prepaid expenses and other current assets	8,264		8,797
Total current assets	193,452		151,782
Property and equipment, at cost	1,228,191		1,097,179
Less accumulated depreciation	510,861		441,671
Net property and equipment	717,330		655,508
Intangible assets, net of amortization	19,883		21,966
Noncurrent deferred income taxes	2,399		—
Assets held for sale	2,646		—
Other long-term assets	11,178		12,087
Total assets	$946,888		$841,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,031		$26,929
Current portion of long-term debt	850		1,408
Prepaid drilling contracts	4,338		3,669
Accrued expenses:
Payroll and related employee costs	21,893		18,057
Insurance premiums and deductibles	10,829		8,774
Insurance claims and settlements	5,842		4,035
Interest	1,060		7,307
Other	10,737		5,461
Total current liabilities	103,580		75,640
Long-term debt, less current portion	241,649		279,530
Noncurrent deferred income taxes	88,296		80,160
Other long-term liabilities	10,603		9,680
Total liabilities	444,128		445,010
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—		—
Common stock $.10 par value; 100,000,000 shares authorized; 61,634,440 shares and 54,228,170 shares outstanding at September 30, 2011 and December 31, 2010, respectively	6,170		5,425
Additional paid-in capital	440,880		339,105
Treasury stock, at cost; 62,949 shares and 25,380 shares at September 30, 2011 and December 31, 2010, respectively	(613)		(161)
Accumulated earnings	56,323		51,964
Total shareholders’ equity	502,760		396,333
Total liabilities and shareholders’ equity	$946,888	8	$841,343
See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues:
Drilling services	$108,764	$85,667	$315,043	$217,580
Production services	78,887	49,877	197,242	121,012
Total revenues	187,651	135,544	512,285	338,592
Costs and expenses:
Drilling services	72,430	59,957	213,129	164,409
Production services	44,394	29,196	115,376	73,688
Depreciation and amortization	32,992	30,847	97,672	89,275
General and administrative	17,705	13,030	48,086	36,760
Bad debt expense (recovery)	322	(22)	377	(104)
Impairment of equipment	484	—	484	—
Total costs and expenses	168,327	133,008	475,124	364,028
Income (loss) from operations	19,324	2,536	37,161	(25,436)
Other income (expense):
Interest expense	(6,137)	(7,573)	(21,659)	(18,746)
Other	(1,193)	845	(6,956)	1,644
Total other expense	(7,330)	(6,728)	(28,615)	(17,102)
Income (loss) before income taxes	11,994	(4,192)	8,546	(42,538)
Income tax (expense) benefit	(5,250)	1,612	(4,187)	15,269
Net income (loss)	$6,744	$(2,580)	$4,359	$(27,269)
Income (loss) per common share - Basic	$0.11	$(0.05)	$0.08	$(0.51)
Income (loss) per common share - Diluted	$0.11	$(0.05)	$0.08	$(0.51)
Weighted-average number of shares outstanding - Basic	59,898	53,811	56,045	53,770
Weighted-average number of shares outstanding - Diluted	61,428	53,811	57,522	53,770
See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,359	$(27,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,672	89,275
Allowance for doubtful accounts	390	(76)
Loss (gain) on dispositions of property and equipment	628	(1,201)
Stock-based compensation expense	5,314	5,238
Amortization of debt issuance costs and discount	2,657	1,870
Impairment of equipment	484	—
Deferred income taxes	2,656	(14,339)
Change in other long-term assets	2,136	(2,004)
Change in other long-term liabilities	824	2,430
Changes in current assets and liabilities:
Receivables	(49,035)	(14,361)
Inventory	(1,342)	(3,048)
Prepaid expenses and other current assets	533	(1,643)
Accounts payable	3,339	9,823
Prepaid drilling contracts	669	3,260
Accrued expenses	4,921	12,807
Net cash provided by operating activities	76,205	60,762
Cash flows from investing activities:
Acquisition of production services businesses	(5,000)	(1,340)
Purchases of property and equipment	(140,565)	(99,909)
Proceeds from sale of property and equipment	2,261	2,199
Proceeds from sale of auction rate securities	12,569	—
Net cash used in investing activities	(130,735)	(99,050)
Cash flows from financing activities:
Debt repayments	(113,158)	(246,606)
Proceeds from issuance of debt	74,000	266,375
Debt issuance costs	(3,220)	(4,844)
Proceeds from exercise of options	2,344	18
Proceeds from stock, net of underwriters' commissions and offering costs of $5,710	94,340	—
Purchase of treasury stock	(452)	(130)
Excess tax benefit of stock option exercises	522	—
Net cash provided by financing activities	54,376	14,813
Net decrease in cash and cash equivalents	(154)	(23,475)
Beginning cash and cash equivalents	22,011	40,379
Ending cash and cash equivalents	$21,857	$16,904
Supplementary disclosure:
Interest paid	$26,595	$16,604
Income taxes paid (refunded)	$592	$(40,100)

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Summary of Significant Accounting Policies
Business and Basis of Presentation
Pioneer Drilling Company and subsidiaries provide drilling and production services to our customers in select oil and natural gas exploration and production regions in the United States and Colombia. Our Drilling Services Division provides contract land drilling services with its fleet of 64 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	15
East Texas	7
West Texas	16
North Dakota	9
Utah	2
Appalachia	7
Colombia	8
Drilling revenues and rig utilization have steadily improved during 2010 and 2011, primarily due to increased demand for drilling services in domestic shale plays and oil or liquid rich regions. We capitalized on this trend by moving drilling rigs in our fleet to these higher demand regions from lower demand regions such as our Oklahoma, North Texas and East Texas drilling division locations which have conventional natural gas production. Since the beginning of 2010, we have moved a total of six additional drilling rigs into our North Dakota and Appalachia drilling division locations, both of which are shale regions. In early 2011, we established our West Texas drilling division location where we currently have 14 drilling rigs operating, with an additional two drilling rigs that we expect to begin operating by the end of 2011.
In September 2011, we evaluated the drilling rigs in our fleet that have remained idle and decided to place six mechanical drilling rigs as held for sale as of September 30, 2011. Four of the held for sale drilling rigs were previously assigned to our Oklahoma drilling division location and the remaining two drilling rigs were previously assigned to our East Texas drilling division location. See Note 10, Subsequent Events, for more information regarding the six mechanical drilling rigs that are held for sale. In addition, we decided to retire another drilling rig from our fleet that was previously assigned to our Utah drilling division location, with most of its components to be used for spare equipment.
At September 30, 2011, we have 64 drilling rigs in our fleet, which excludes the seven drilling rigs that are being sold or retired. We currently have term contracts for nine new-build AC drilling rigs that are fit for purpose for domestic shale plays, six of which we estimate will begin working in the first half of 2012, with the remaining three to begin operating by the end of 2012. As of October 21, 2011, 57 drilling rigs are operating under drilling contracts, 40 of which are under term contracts. We have seven drilling rigs that are idle. We are actively marketing all our idle drilling rigs.
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
Our Production Services Division provides a range of services to exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. As of October 21, 2011, we have a premium fleet of 86 well service rigs consisting of seventy-seven 550 horsepower rigs, eight 600 horsepower rigs and one 400 horsepower rig. All our well service rigs are currently operating or are being actively marketed, with October month-to-date utilization of approximately 95%. We currently provide wireline services with a fleet of 103 wireline units and rental services with approximately $14.9 million of fishing and rental tools. We plan to add another two well service rigs and three wireline units by the end of 2011.
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
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after September 30, 2011, through the filing of this Form 10-Q, for inclusion as necessary.
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
Fair Value Measurement. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies existing guidance about how fair value should be applied where it already is required or permitted and provides wording changes that align this standard with International Financial Reporting Standards (IFRS). We are required to apply this guidance prospectively beginning with our first quarterly filing in 2012. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.
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
Drilling Contracts
Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts. Currently, we have contracts with terms of six months to four years in duration. As of October 21, 2011, we have 40 drilling rigs operating under term contracts. Of these 40 contracts, if not renewed at the end of their terms, 18 will expire by April 21, 2012, 14 will expire by October 21, 2012 and eight will expire by April 21, 2013. We have term contracts for an additional three drilling rigs that we expect will begin operating by the end of 2011 and we have nine term contracts for new-build AC drilling rigs, six of which we estimate will begin working in the first half of 2012, with the remaining three to begin operating by the end of 2012.

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
Restricted Cash
As of September 30, 2011, we had restricted cash in the amount of $1.3 million held in an escrow account to be used for future payments in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). The former owner of Competition will receive annual installments of $0.7 million payable over the remaining two years from the escrow account. Restricted cash of $0.7 million and $0.7 million is recorded in other current assets and other long-term assets, respectively. The associated obligation of $0.7 million and $0.7 million is recorded in accrued expenses and other long-term liabilities, respectively.
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
Under the ARPSs sales agreement, we retained the unilateral right for a period ending January 7, 2013 to: (a) repurchase all the ARPSs that were sold at the $12.6 million price at which they were initially sold to the financial institution; and (b) if not repurchased, receive additional proceeds from the financial institution upon redemption of the ARPSs by the original issuer of these securities (collectively, the “ARPSs Call Option”). Upon origination, the fair value of the ARPSs Call Option was estimated to be $0.6 million and was recognized as other income in our condensed consolidated statement of operations for the three months ended March 31, 2011. We are required to assess the value of the ARPSs Call Option at the end of each reporting period, with any changes in fair value recorded within our consolidated statement of operations. As of September 30, 2011, the ARPSs Call Option had an estimated fair value of $0.4 million, and was included in our other long-term assets in our condensed consolidated balance sheet.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). During the three and nine months ended September 30, 2010, the difference between the par value and fair value of the ARPSs was considered temporary and was recorded as unrealized losses, net of taxes, in accumulated other comprehensive income (loss). At December 31, 2010, the difference between par value and fair value was determined to be an other-than-temporary impairment and was reflected as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2010. The following table sets forth the components of comprehensive income (loss) (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$6,744	$(2,580)	$4,359	$(27,269)
Other comprehensive loss - unrealized	—	(241)	—	(360)
Comprehensive income (loss)	$6,744	$(2,821)	$4,359	$(27,629)

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
During the three months ended September 30, 2011, we acquired another production services business for $3.0 million in cash. The identifiable assets recorded in connection with the acquisition include fixed assets of $2.9 million, including two well service rigs, and intangible assets of $0.1 million representing customer relationships and a non-competition agreement.
We did not recognize any goodwill in conjunction with the acquisitions and no contingent assets or liabilities were assumed. Our acquisitions have been accounted for as acquisitions of a business in accordance with ASC Topic 805, Business Combinations.
3.     Long-term Debt
Long-term debt as of September 30, 2011 and December 31, 2010 consists of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Senior secured revolving credit facility	$—	$37,750
Senior notes	240,799	240,080
Subordinated notes payable and other	1,700	3,108
	242,499	280,938
Less current portion	(850)	(1,408)
	$241,649	$279,530
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
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 2.50% to 3.25% and 1.50% to 2.25%, respectively. The LIBOR margin and bank prime rate margin in effect at October 21, 2011 are 2.75% and 1.75%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period.
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

On July 20, 2011, we received net proceeds of $94.3 million from the sale of 6,900,000 shares of our common stock. On July 22, 2011, we used a portion of these proceeds to pay down the entire debt balance outstanding under our Revolving Credit Facility. As of October 21, 2011, we had a zero balance outstanding and $9.2 million in committed letters of credit, which resulted in borrowing availability of $240.8 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At September 30, 2011, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 1.5 to 1.0, our senior consolidated leverage ratio was 0.1 to 1.0, and our interest coverage ratio was 6.0 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At September 30, 2011, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
The Senior Notes are reflected on our condensed consolidated balance sheet at September 30, 2011 with a carrying value of $240.8 million, which represents the $250 million face value net of the $9.2 million unamortized portion of original issue discount. The original issue discount is being amortized over the term of the Senior Notes based on the effective interest method. The Senior Notes will mature on March 15, 2018 with interest due semi-annually in arrears on March 15 and September 15 of each year. We have the option to redeem the Senior Notes, in whole or in part, at any time on or after March 15, 2014 in each case at the redemption price specified in the Indenture dated March 11, 2010 (the “Indenture”) together with any accrued and unpaid interest to the date of redemption. Prior to March 15, 2014, we may also redeem the Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, together with any accrued and unpaid interest to the date of redemption. In addition, prior to March 15, 2013, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus any accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing of the equity offering.

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
The Indenture contains certain restrictions generally on our and certain of our subsidiaries’ ability to:

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
We were in compliance with these covenants as of September 30, 2011. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries (see Note 9, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements).
Subordinated Notes Payable
We have two subordinated notes payable to certain employees that are former shareholders of production services businesses which we have acquired. These subordinated notes payable have interest rates of 6% and 14%, require annual payments of principal and interest and have final maturity dates in March and April 2013.
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

Capitalized debt costs related to the issuance of our long-term debt were approximately $8.0 million and $6.7 million as of September 30, 2011 and December 31, 2010, respectively. We recognized approximately $1.3 million and $1.4 million of associated amortization during the nine months ended September 30, 2011 and 2010, respectively. In June 2011, we recognized additional amortization expense related to the write-off of $0.6 million of debt issuance costs representing the portion of unamortized debt issuance costs associated with certain syndicate lenders who are no longer participating in the Revolving Credit Facility as amended on June 30, 2011.
4.    Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At September 30, 2011, our financial instruments consist primarily of cash, trade receivables, trade payables, long-term debt, and our ARPSs Call Option. At December 31, 2010, our financial instruments also included our investments in ARPSs, which were liquidated in January 2011. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
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
At September 30, 2011, our ARPSs Call Option is reported at an amount that reflects our current estimate of fair value. To estimate the value of our ARPSs Call Option as of September 30, 2011, we used inputs defined by ASC Topic 820 as level 3 inputs, which are significant unobservable inputs. The fair value of the ARPSs Call Option was estimated using a modified Black-Scholes model, based on an analysis of recent historical transactions for securities with similar characteristics to the underlying ARPSs, and an analysis of the probability that the options would be exercisable as a result of the underlying ARPSs being redeemed or traded in a secondary market at an amount greater than the option price before the expiration date. As of September 30, 2011, the ARPSs Call Option had an estimated fair value of $0.4 million, and was included in our other long-term assets in our condensed consolidated balance sheet. Future changes in the fair values of the ARPSs Call Option will be reflected in other income (expense) in our consolidated statements of operations.
The fair value of our long-term debt at September 30, 2011 and December 31, 2010 is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis based on observable inputs for similar types of debt instruments represents level 2 inputs as defined by ASC Topic 820. The following table presents the supplemental fair value information about long-term debt at September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$242,499	$258,449	$280,938	$308,630

5.    Income (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income (loss) per share and diluted income (loss) per share computations (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic
Net income (loss)	$6,744	$(2,580)	$4,359	$(27,269)
Weighted-average shares	59,898	53,811	56,045	53,770
Income (loss) per share	$0.11	$(0.05)	$0.08	$(0.51)
Diluted
Net income (loss)	$6,744	$(2,580)	$4,359	$(27,269)
Effect of dilutive securities	—	—	—	—
Net income (loss) available to common shareholders after assumed conversion	6,744	(2,580)	4,359	(27,269)
Weighted-average shares:
Outstanding	59,898	53,811	56,045	53,770
Diluted effect of stock options, restricted stock, and restricted stock unit awards	1,530	—	1,477	—
	61,428	53,811	57,522	53,770
Income (loss) per share	$0.11	$(0.05)	$0.08	$(0.51)
Outstanding stock options, restricted stock and restricted stock unit awards representing a total of 644,866 shares and 780,472 shares of common stock were excluded from the diluted loss per share calculations for the three and nine month periods ended September 30, 2010, respectively, because the effect of their inclusion would be antidilutive.
6.    Equity Transactions and Stock-based Compensation Plans
Equity Transactions
On July 20, 2011, we obtained $94.3 million in net proceeds when we sold 6,900,000 shares of our common stock at $14.50 per share, less underwriters’ commissions and other offering costs, pursuant to a public offering under the $300 million shelf registration statement filed in July 2009. On July 22, 2011, we used $57.0 million of these proceeds to pay down the entire debt balance outstanding under our Revolving Credit Facility. The remaining availability under the $300 million shelf registration statement for equity or debt offerings is $174.2 million.
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

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. There were no grants of stock option awards during the three months ended September 30, 2011. The following table summarizes the assumptions used in the Black-Scholes option-pricing model based on a weighted-average calculation for the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
Expected volatility	64%	65%	62%
Risk-free interest rates	1.8%	1.5%	2.6%
Expected life in years	5.00	4.33	5.61
Options granted	53,000	602,298	787,200
Grant-date fair value	$3.28	$4.69	$4.91
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
The following table summarizes the compensation expense recognized for stock option awards during the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative expense	$919	$1,119	$2,812	$3,243
Operating costs	79	139	216	430
	$998	$1,258	$3,028	$3,673
During the three and nine months ended September 30, 2011, 25,233 and 337,045 stock options were exercised at a weighted-average exercise price of $10.02 and $6.95, respectively. During the three and nine months ended September 30, 2010, 1,500 and 4,600 stock options were exercised, respectively, at a weighted-average exercise price of $3.84. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows.
Restricted Stock
We grant restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when RSU awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. We granted 32,360 shares of restricted stock during the nine months ended September 30, 2011, with a weighted-average grant-date price of $12.36. We granted 66,224 shares of restricted stock during the nine months ended September 30, 2010, with a weighted-average grant-date price of $6.04. During the nine months ended September 30, 2011, we issued an additional 166,918 shares of restricted stock upon the conversion of performance-based RSU awards, as described below.
The following table summarizes the compensation expense recognized for restricted stock awards during the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative expense	$296	$329	$747	$920
Operating costs	38	52	79	128
	$334	$381	$826	$1,048

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
Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant. The following table summarizes the number of time-based RSUs granted and the weighted-average grant-date fair values of each time-based RSU during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Time-based RSUs granted	12,750	—	246,223	72,120
Weighted-average grant-date fair value	$15.50	$—	$11.20	$8.86
Our performance-based RSUs are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. There were no grants of performance-based RSUs during the three months ended September 30, 2011 or 2010. The following table summarizes the number of performance-based RSUs granted and the weighted-average grant-date fair values of each performance-based RSU during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Performance-based RSUs granted	146,479	194,680
Weighted-average grant-date fair value	$10.23	$8.86
Performance-based RSUs granted during the nine months ended September 30, 2011 will cliff vest after 39 months from the date of grant. The number of shares of common stock awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the performance period from January 1, 2011 through December 31, 2013. Approximately one-third of the performance-based RSUs are subject to a market condition, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued, if any. The remaining two-thirds of the performance-based RSUs are subject to performance conditions, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.
Performance-based RSUs granted during the nine months ended September 30, 2010 have a fair value that is based on the closing price of our common stock on the date of grant. Compensation cost ultimately recognized will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions. In April 2011, we determined that 166,918 shares, or 86.7% of the target number of shares net of forfeitures, were earned based on the Company’s achievement of certain performance measures, as compared to the predefined peer group, over the performance period from January 1, 2008 through December 31, 2010. After the earned number of shares was determined, the performance-based RSUs were converted to 166,918 shares of restricted stock, subject to graded vesting over a three-year period. The first tranche of 55,618 shares vested in April 2011.
The following table summarizes the compensation expense recognized for all time-based and performance-based restricted stock unit awards during the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative expense	$409	$142	$1,231	$445
Operating costs	93	25	229	72
	$502	$167	$1,460	$517

7.    Segment Information
We have two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance.
Drilling Services Division – Our Drilling Services Division provides contract land drilling services with its fleet of 64 drilling rigs that are assigned to the following locations:

Drilling Division Locations	Rig Count
South Texas	15
East Texas	7
West Texas	16
North Dakota	9
Utah	2
Appalachia	7
Colombia	8
Production Services Division – Our Production Services Division provides a range of services to oil and gas exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We have a premium fleet of 86 well service rigs consisting of seventy-seven 550 horsepower rigs, eight 600 horsepower rigs and one 400 horsepower rig. We provide wireline services with a fleet of 103 wireline units and rental services with approximately $14.9 million of fishing and rental tools.
The following tables set forth certain financial information for our two operating segments and corporate for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	As of and for the Three Months Ended September 30, 2011
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$645,104	$269,080	$32,704	$946,888
Revenues	$108,764	$78,887	$—	$187,651
Operating costs	72,430	44,394	—	116,824
Segment margin	$36,334	$34,493	$—	$70,827
Depreciation and amortization	$24,405	$8,388	$199	$32,992
Capital expenditures	$44,597	$15,241	$—	$59,838

	As of and for the Three Months Ended September 30, 2010
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$565,951	$256,013	$35,112	$857,076
Revenues	$85,667	$49,877	$—	$135,544
Operating costs	59,957	29,196	—	89,153
Segment margin	$25,710	$20,681	$—	$46,391
Depreciation and amortization	$23,756	$6,771	$320	$30,847
Capital expenditures	$25,328	$7,765	$254	$33,347

	As of and for the Nine Months Ended September 30, 2011
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	645,104	269,080	32,704	946,888
Revenues	$315,043	$197,242	$—	$512,285
Operating costs	213,129	115,376	—	328,505
Segment margin	$101,914	$81,866	$—	$183,780
Depreciation and amortization	$73,594	$23,393	$685	$97,672
Capital expenditures	$110,352	$47,986	$—	$158,338

	As of and for the Nine Months Ended September 30, 2010
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$565,951	$256,013	$35,112	$857,076
Revenues	$217,580	$121,012	$—	$338,592
Operating costs	164,409	73,688	—	238,097
Segment margin	$53,171	$47,324	$—	$100,495
Depreciation and amortization	$68,805	$19,542	$928	$89,275
Capital expenditures	$95,794	$19,972	$418	$116,184
The following table reconciles the segment profits reported above to income (loss) from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment margin	$70,827	$46,391	$183,780	$100,495
Depreciation and amortization	(32,992)	(30,847)	(97,672)	(89,275)
General and administrative	(17,705)	(13,030)	(48,086)	(36,760)
Bad debt (expense) recovery	(322)	22	(377)	104
Impairment of equipment	(484)	—	(484)	—
Income (loss) from operations	19,324	2,536	37,161	(25,436)

The following table sets forth certain financial information for our international operations in Colombia as of and for the three and nine months ended September 30, 2011 and 2010 which is included in our Drilling Services Division (amounts in thousands):

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2011	2010	2011	2010
Identifiable assets	$154,255	$162,464	$154,255	$162,464
Revenues	$27,990	$24,800	$81,465	$60,866
Identifiable assets as of September 30, 2011 and 2010 include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.
8.    Commitments and Contingencies
In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $50.1 million relating to our performance under these bonds.
The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities, which was assessed on January 1, 2011 and is payable in eight semi-annual installments from 2011 through 2014. Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-

worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. We recognized this tax obligation in full during the first quarter of 2011 in other expense in our condensed consolidated statement of operations, and in other accrued expenses and other long-term liabilities on our condensed consolidated balance sheet as of September 30, 2011. As of September 30, 2011, the remaining obligation is $6.2 million.
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
9.    Guarantor/Non-Guarantor Condensed Consolidated Financial Statements
Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and certain of our future domestic subsidiaries. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of September 30, 2011, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,272	$(4,468)	$5,053	$—	$21,857
Receivables	(2)	107,015	32,954	—	139,967
Intercompany receivable (payable)	(121,489)	136,997	(15,508)	—	—
Deferred income taxes	1,002	7,403	4,594	—	12,999
Inventory	—	3,757	6,608	—	10,365
Prepaid expenses and other current assets	435	3,840	3,989	—	8,264
Total current assets	(98,782)	254,544	37,690	—	193,452
Net property and equipment	1,435	628,155	88,490	(750)	717,330
Investment in subsidiaries	810,453	110,723	—	(921,176)	—
Intangible assets, net of amortization	158	19,725	—	—	19,883
Noncurrent deferred income taxes	27,369	—	2,399	(27,369)	2,399
Assets held for sale	—	2,646	—	—	2,646
Other long-term assets	8,406	2,141	631	—	11,178
Total assets	$749,039	$1,017,934	$129,210	$(949,295)	$946,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$536	$43,788	$3,707	—	$48,031
Current portion of long-term debt	—	850	—	—	850
Prepaid drilling contracts	—	1,670	2,668	—	4,338
Accrued expenses	4,088	39,289	6,984	—	50,361
Total current liabilities	4,624	85,597	13,359	—	103,580
Long-term debt, less current portion	240,799	850	—	—	241,649
Deferred income taxes	—	115,665	—	(27,369)	88,296
Other long-term liabilities	106	5,369	5,128	—	10,603
Total liabilities	245,529	207,481	18,487	(27,369)	444,128
Total shareholders’ equity	503,510	810,453	110,723	(921,926)	502,760
Total liabilities and shareholders’ equity	$749,039	$1,017,934	$129,210	$(949,295)	$946,888

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,737	$(1,840)	$8,114	$—	$22,011
Short-term investments	12,569	—	—	—	12,569
Receivables	—	78,575	10,940	—	89,515
Intercompany receivable (payable)	(80,900)	80,942	(42)	—	—
Deferred income taxes	178	4,167	5,522	—	9,867
Inventory	—	2,874	6,149	—	9,023
Prepaid expenses and other current assets	263	4,604	3,930	—	8,797
Total current assets	(52,153)	169,322	34,613	—	151,782
Net property and equipment	1,601	562,390	92,267	(750)	655,508
Investment in subsidiaries	714,292	114,483	—	(828,775)	—
Intangible assets, net of amortization	235	21,731	—	—	21,966
Noncurrent deferred income taxes	14,632	—	—	(14,632)	—
Other long-term assets	6,739	2,844	2,504	—	12,087
Total assets	$685,346	$870,770	$129,384	$(844,157)	$841,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$20,134	$6,553	$—	$26,929
Current portion of long-term debt	63	1,345	—	—	1,408
Prepaid drilling contracts	—	1,000	2,669	—	3,669
Accrued expenses	9,861	30,786	2,987	—	43,634
Total current liabilities	10,166	53,265	12,209	—	75,640
Long-term debt, less current portion	277,830	1,700	—	—	279,530
Deferred income taxes	—	94,769	23	(14,632)	80,160
Other long-term liabilities	267	6,744	2,669	—	9,680
Total liabilities	288,263	156,478	14,901	(14,632)	445,010
Total shareholders’ equity	397,083	714,292	114,483	(829,525)	396,333
Total liabilities and shareholders’ equity	$685,346	$870,770	$129,384	$(844,157)	$841,343

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$159,662	$27,989	$—	$187,651
Costs and expenses:
Operating costs	—	95,021	21,803	—	116,824
Depreciation and amortization	198	29,653	3,141	—	32,992
General and administrative	4,983	12,132	698	(108)	17,705
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense	—	322	—	—	322
Impairment charges	—	484	—	—	484
Total costs and expenses	5,181	136,397	26,857	(108)	168,327
Income (loss) from operations	(5,181)	23,265	1,132	108	19,324
Other income (expense):
Equity in earnings of subsidiaries	13,663	(642)	—	(13,021)	—
Interest expense	(6,083)	(58)	4	—	(6,137)
Other	(73)	220	(1,232)	(108)	(1,193)
Total other income (expense)	7,507	(480)	(1,228)	(13,129)	(7,330)
Income (loss) before income taxes	2,326	22,785	(96)	(13,021)	11,994
Income tax benefit (expense)	4,418	(9,122)	(546)	—	(5,250)
Net income (loss)	$6,744	$13,663	$(642)	$(13,021)	$6,744

	Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$110,744	$24,800	$—	$135,544
Costs and expenses:
Operating costs	—	70,423	18,730	—	89,153
Depreciation and amortization	357	28,175	2,315	—	30,847
General and administrative	3,815	8,700	605	(90)	13,030
Intercompany leasing	—	(1,228)	1,228	—	—
Bad debt recovery	—	(22)	—	—	(22)
Total costs and expenses	4,172	106,048	22,878	(90)	133,008
Income (loss) from operations	(4,172)	4,696	1,922	90	2,536
Other income (expense):
Equity in earnings of subsidiaries	(688)	2,358	—	(1,670)	—
Interest expense	(7,497)	(82)	6	—	(7,573)
Other	—	200	735	(90)	845
Total other income (expense)	(8,185)	2,476	741	(1,760)	(6,728)
Income (loss) before income taxes	(12,357)	7,172	2,663	(1,670)	(4,192)
Income tax benefit (expense)	9,777	(7,860)	(305)	—	1,612
Net income (loss)	$(2,580)	$(688)	$2,358	$(1,670)	$(2,580)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$430,820	$81,465	$—	$512,285
Costs and expenses:
Operating costs	—	265,933	62,572	—	328,505
Depreciation and amortization	685	87,782	9,205	—	97,672
General and administrative	13,876	32,502	2,032	(324)	48,086
Intercompany leasing	—	(3,645)	3,645	—	—
Bad debt expense	—	377	—	—	377
Impairment charges	—	484	—	—	484
Total costs and expenses	14,561	383,433	77,454	(324)	475,124
Income (loss) from operations	(14,561)	47,387	4,011	324	37,161
Other income (expense):
Equity in earnings of subsidiaries	26,164	(3,079)	—	(23,085)	—
Interest expense	(21,487)	(187)	15	—	(21,659)
Other	384	671	(7,687)	(324)	(6,956)
Total other income (expense)	5,061	(2,595)	(7,672)	(23,409)	(28,615)
Income (loss) before income taxes	(9,500)	44,792	(3,661)	(23,085)	8,546
Income tax benefit (expense)	13,859	(18,628)	582	—	(4,187)
Net income (loss)	$4,359	$26,164	$(3,079)	$(23,085)	$4,359

	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:	$—	$277,726	$60,866	$—	$338,592
Costs and expenses:
Operating costs	—	189,540	48,557	—	238,097
Depreciation and amortization	1,047	81,363	6,865	—	89,275
General and administrative	10,918	24,134	1,978	(270)	36,760
Intercompany leasing	—	(3,108)	3,108	—	—
Bad debt recovery	—	(104)	—	—	(104)
Total costs and expenses	11,965	291,825	60,508	(270)	364,028
Income (loss) from operations	(11,965)	(14,099)	358	270	(25,436)
Other income (expense):
Equity in earnings of subsidiaries	(6,600)	2,452	—	4,148	—
Interest expense	(18,481)	(262)	(3)	—	(18,746)
Other	—	581	1,333	(270)	1,644
Total other income (expense)	(25,081)	2,771	1,330	3,878	(17,102)
Income (loss) before income taxes	(37,046)	(11,328)	1,688	4,148	(42,538)
Income tax benefit (expense)	9,777	4,728	764	—	15,269
Net income (loss)	$(27,269)	$(6,600)	$2,452	$4,148	$(27,269)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(62,332)	$135,116	$3,421	$—	$76,205
Cash flows from investing activities:
Acquisition of production services businesses	—	(5,000)	—	—	(5,000)
Purchases of property and equipment	(431)	(133,645)	(6,489)	—	(140,565)
Proceeds from sale of property and equipment	7	2,247	7	—	2,261
Proceeds from sale of auction rate securities	12,569	—	—	—	12,569
	12,145	(136,398)	(6,482)	—	(130,735)
Cash flows from financing activities:
Debt repayments	(111,812)	(1,346)	—	—	(113,158)
Proceeds from issuance of debt	74,000	—	—	—	74,000
Debt issuance costs	(3,220)	—	—	—	(3,220)
Proceeds from exercise of options	2,344	—	—	—	2,344
Proceeds from stock, net of underwriters' commissions and offering costs of $5,710	94,340	—	—	—	94,340
Purchase of treasury stock	(452)	—	—	—	(452)
Excess tax benefit of stock option exercises	522	—	—	—	522
	55,722	(1,346)	—	—	54,376
Net increase (decrease) in cash and cash equivalents	5,535	(2,628)	(3,061)	—	(154)
Beginning cash and cash equivalents	15,737	(1,840)	8,114	—	22,011
Ending cash and cash equivalents	$21,272	$(4,468)	$5,053	$—	$21,857

	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$28,905	$21,197	$10,660	$—	$60,762
Cash flows from investing activities:
Acquisition of production services businesses	—	(1,340)	—	—	(1,340)
Purchases of property and equipment	(418)	(84,467)	(15,024)	—	(99,909)
Proceeds from sale of property and equipment	—	2,158	41	—	2,199
	(418)	(83,649)	(14,983)	—	(99,050)
Cash flows from financing activities:
Debt repayments	(244,864)	(1,742)	—	—	(246,606)
Proceeds from issuance of debt	266,375	—	—	—	266,375
Debt issuance costs	(4,844)	—	—	—	(4,844)
Proceeds from exercise of options	18	—	—	—	18
Purchase of treasury stock	(130)	—	—	—	(130)
	16,555	(1,742)	—	—	14,813
Net increase (decrease) in cash and cash equivalents	45,042	(64,194)	(4,323)	—	(23,475)
Beginning cash and cash equivalents	9,958	20,678	9,743	—	40,379
Ending cash and cash equivalents	$55,000	$(43,516)	$5,420	$—	$16,904

10.    Subsequent Events
In September 2011, we evaluated the drilling rigs in our fleet that have remained idle and decided to place six mechanical drilling rigs as held for sale as of September 30, 2011. Of the six mechanical drilling rigs, four were sold to an unrelated third party on October 28, 2011 for $2.4 million. The remaining two drilling rigs are scheduled to be sold at auction in mid-November 2011 at an estimated net sales price less selling costs of $0.3 million. In addition, we decided to retire another drilling rig from our fleet with most of its components to be used for spare equipment. The total impairment charge recognized during the three months ended September 30, 2011 associated with our decision to classify the six mechanical drilling rigs as held for sale and to retire a drilling rig was $0.5 million.
In October 2011, we acquired a production services business for $1.5 million in cash. The identifiable assets recorded in connection with the acquisition included fixed assets of $1.3 million, including two wireline units, and intangible assets of $0.2 million representing customer relationships and a non-competition agreement. We did not recognize any goodwill in conjunction with the acquisitions and no contingent assets or liabilities were assumed. The acquisition has been accounted for as acquisitions of a business in accordance with ASC Topic 805, Business Combinations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, future compliance with covenants under our senior secured revolving credit facility and our senior notes, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our Annual Report on Form 10-K for the year ended December 31, 2010 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 could also have a material adverse effect on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
Company Overview
Pioneer Drilling Company provides drilling services and production services to independent and major oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. Pioneer Drilling Company was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Since September 1999, we have significantly expanded our drilling rig fleet through acquisitions and through the construction of rigs from new and used components. In March 2008, we significantly expanded our service offerings with the acquisition of two production services businesses, which provide well services, wireline services and fishing and rental services. We have continued to invest in the growth of all our service offerings through acquisitions and organic growth. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet multiple needs of our customers.
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

•	Drilling Services Division – Our Drilling Services Division provides contract land drilling services with its fleet of 64 drilling rigs in the following locations:

Drilling Division Locations	Rig Count
South Texas	15
East Texas	7
West Texas	16
North Dakota	9
Utah	2
Appalachia	7
Colombia	8
Drilling revenues and rig utilization have steadily improved during 2010 and 2011, primarily due to increased demand for drilling services in domestic shale plays and oil or liquid rich regions. We capitalized on this trend by moving drilling rigs in our fleet to these higher demand regions from lower demand regions such as our Oklahoma, North Texas and East Texas drilling division locations which have conventional natural gas production. Since the beginning of 2010, we have moved a total of six additional drilling rigs into our North Dakota and Appalachia drilling division locations, both of which are shale regions. In early 2011, we established our West Texas drilling division location where we currently have 14 drilling rigs operating, with an additional two drilling rigs that we expect to begin operating by the end of 2011.
In September 2011, we evaluated the drilling rigs in our fleet that have remained idle and decided to place six mechanical drilling rigs as held for sale as of September 30, 2011. Four of the held for sale drilling rigs were previously assigned to our Oklahoma drilling division location and the remaining two drilling rigs were previously assigned to our East Texas drilling division location. See Note 10, Subsequent Events, for more information regarding the six mechanical drilling rigs that are held for sale. In addition, we decided to retire another drilling rig from our fleet that was previously assigned to our Utah drilling division location, with most of its components to be used for spare equipment.
At September 30, 2011, we have 64 drilling rigs in our fleet, which excludes the seven drilling rigs that are being sold or retired. We currently have term contracts for nine new-build AC drilling rigs that are fit for purpose for domestic shale plays, six of which we estimate will begin working in the first half of 2012, with the remaining three to begin operating by the end of 2012. As of October 21, 2011, 57 drilling rigs are operating under drilling contracts, 40 of which are under term contracts. We have seven drilling rigs that are idle. We are actively marketing all our idle drilling rigs.
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

•
Production Services Division – Our Production Services Division provides a range of services to oil and gas exploration and production companies, including well services, wireline services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our premium well service rig fleet to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have acquired 12 well service rigs in 2011, resulting in a total of 86 well service rigs in nine locations as of October 21, 2011. Our well service rig fleet consists of seventy-seven 550 horsepower rigs, eight 600 horsepower rigs, and one 400 horsepower rig. All our well service rigs are currently operating or are being actively marketed, with October month-to-date utilization of approximately 95%. We plan to add another two well service rigs to our fleet by the end of 2011.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. We have acquired 19 wireline units during 2011, resulting in a total of 103 wireline units in 25 locations as of October 21, 2011. We plan to add another three wireline units by the end of 2011.

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of September 30, 2011 our fishing and rental tools have a gross book value of $14.9 million.

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
From 2004 through 2008, domestic exploration and production spending increased as oil and natural gas prices increased. From late 2008 and into late 2009, there was substantial volatility and a decline in oil and natural gas prices due to the downturn in the global economic environment. In response, our customers curtailed their drilling programs and reduced their production activities, particularly in natural gas producing regions, which resulted in a decrease in demand and revenue rates for certain of our drilling rigs and production services equipment. Additionally, there was uncertainty in the capital markets and access to financing was limited. These conditions adversely affected our business environment. With increasing oil and natural gas prices during 2010, exploration and production companies modestly increased their exploration and production spending for 2010 and industry rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. Increased natural gas production in the U.S. shale regions continues to depress natural gas prices, but oil prices have continued to increase during 2011, resulting in continued increases in exploration and production spending during 2011, as compared to 2010. As a result, we have experienced continued increases in industry rig utilization and revenue rates during 2011, as compared to 2010. Currently, there are growing expectations of a possible downturn in the global economic environment in 2012, which could lead to a decline in oil and natural gas prices that would adversely affect our business.
For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A – “Risk Factors” in Part I of the Annual Report on Form 10-K for the year ended December 31, 2010.
On October 21, 2011, the spot price for West Texas Intermediate crude oil was $87.22, the spot price for Henry Hub natural gas was $3.55 and the Baker Hughes U.S. land rig count was 1,959, a 20% increase from 1,630 on October 22, 2010. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic well service rig count for the nine months ended September 30, 2011 and each of the last five years ended on September 30 were:

	Nine Months Ended September 30,	Years Ended September 30,
	2011	2011	2010	2009	2008	2007
Oil (West Texas Intermediate)	$95.05	$94.22	$76.82	$57.38	$108.31	$64.87
Natural Gas (Henry Hub)	$4.18	$4.14	$4.45	$4.39	$8.96	$6.85
U.S. Land Rig Count	1,787	1,784	1,342	1,226	1,764	1,646
U.S. Well Service Rig Count	2,064	2,040	1,768	1,965	2,499	2,383
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
Strategy
In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business that operate in active drilling markets in the United States and Colombia. Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing customers, expand our customer base in the areas in which we currently operate and further enhance our geographic diversification through selective international expansion. The key elements of this long-term strategy include:

•
Further Strengthen our Competitive Position in the Most Attractive Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. We have 37 drilling rigs either currently drilling in unconventional plays, or that are equipped for drilling in unconventional plays. We have additional drilling rigs that we may consider upgrading with either top drives or higher horsepower mud pumps if the upgrades would result in profitable contract terms that justify the additional investment. We also intend to add new drilling rigs that will be operating in the shale plays and to continue adding capacity to our wireline and well servicing product offerings, which are well positioned to capitalize on increased shale development.

•
Increase our Exposure to Oil-Driven Drilling Activity. We have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and actively seeking contracts with oil-focused producers. As of October 21, 2011, approximately 82% of our working drilling rigs and 67% of our production services assets are operating on wells that are targeting or producing oil. In addition, we currently have 14 rigs drilling in the Permian Basin, an oil-producing region, and expect to have another two drilling rigs operating in this area by the end of 2011. We believe that our flexible rig fleet and production services assets allow us to target opportunities focused on both natural gas and oil.

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

•
Continue Growth with Select Capital Deployment. We intend to invest in the growth of our business by continuing to strategically upgrade our existing assets, selectively engaging in new-build opportunities, and potentially making selective acquisitions. Our capital investment decisions are determined by an analysis of the projected return on capital employed, which is based on the terms of secured contracts whenever possible, and the investment must be consistent with our strategic objectives. We currently have term contracts for nine new-build AC drilling rigs that are fit for purpose for domestic shale plays, six of which we estimate will begin working in the first half of 2012, with the remaining three to begin operating by the end of 2012. We have also significantly increased our production services fleets with the addition of 19 wireline units and 12 well service rigs so far in 2011, and expect to add another three wireline units and two well service rigs by the end of 2011.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $21.9 million as of September 30, 2011); (ii) cash generated from operations; and (iii) the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In July 2009, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. In November 2009, we obtained $24.0 million in net proceeds when we sold 3,820,000 shares of our common stock at $6.75 per share, less underwriters’ discounts and commissions, pursuant to a public offering under the $300 million shelf registration statement. In July 2011, we obtained $94.3 million in net proceeds when we sold 6,900,000 shares of our common stock at $14.50 per share, less underwriters’ commissions and other offering costs, pursuant to a public offering under the $300 million shelf registration statement. On July 22, 2011, we used $57.0 million of these proceeds to pay down the debt balance outstanding under our Revolving Credit Facility. The remaining availability under the $300 million shelf registration statement for equity or debt is $174.2 million as of October 21, 2011. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. As of October 21, 2011, we had a zero balance outstanding and $9.2 million in committed letters of credit, which resulted in borrowing availability of $240.8 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.
We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
For the nine months ended September 30, 2011, we had $158.3 million of additions to our property and equipment. Currently, we expect to spend approximately $200 million to $220 million on capital expenditures during 2011. Our planned capital expenditures for the year ending December 31, 2011 include new well service rig and wireline unit fleet additions, partial construction of new-build AC drilling rigs, upgrades to drilling rigs being relocated to our West Texas drilling division location and routine capital expenditures. Actual capital expenditures may vary depending on the level of new-build and other expansion opportunities that meet our strategic and return on capital criteria. We expect to fund these capital expenditures from operating cash flow in excess of our working capital requirements and, as necessary, from borrowings under our Revolving Credit Facility.
Working Capital
Our working capital was $89.9 million at September 30, 2011, compared to $76.1 million at December 31, 2010. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.9 and 2.0 at September 30, 2011 and December 31, 2010, respectively.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.

The changes in the components of our working capital were as follows (in thousands):

	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$21,857	$22,011	$(154)
Short-term investments	—	12,569	(12,569)
Receivables:
Trade, net of allowance for doubtful accounts	102,228	61,345	40,883
Unbilled receivables	28,943	21,423	7,520
Insurance recoveries	5,842	4,035	1,807
Income taxes	2,954	2,712	242
Deferred income taxes	12,999	9,867	3,132
Inventory	10,365	9,023	1,342
Prepaid expenses and other current assets	8,264	8,797	(533)
Current assets	193,452	151,782	41,670
Accounts payable	48,031	26,929	21,102
Current portion of long-term debt	850	1,408	(558)
Prepaid drilling contracts	4,338	3,669	669
Accrued expenses:
Payroll and related employee costs	21,893	18,057	3,836
Insurance premiums and deductibles	10,829	8,774	2,055
Insurance claims and settlements	5,842	4,035	1,807
Interest	1,060	7,307	(6,247)
Other	10,737	5,461	5,276
Current liabilities	103,580	75,640	27,940
Working capital	$89,872	$76,142	$13,730
The change in cash and cash equivalents during the nine months ended September 30, 2011 is a net decrease primarily related to $140.6 million used for purchases of property and equipment, $5.0 million used for the purchase of production services businesses and $39.2 million used to pay down debt, offset by cash provided by operations of $76.2 million, net proceeds from the sale of common stock of $94.3 million and proceeds from the sale of the ARPSs of $12.6 million.
The short-term investments balance at December 31, 2010 represented the fair value of our investment in ARPSs, which were liquidated in January 2011.
The increases in our trade and unbilled receivables as of September 30, 2011 as compared to December 31, 2010 were primarily due to the increase in revenues of $39.0 million, or 26%, for the quarter ended September 30, 2011 as compared to the quarter ended December 31, 2010, and due to the timing of the billing and collection cycles for long-term drilling contracts in Colombia.
The increase in current deferred income taxes is primarily due to an increase in certain accrued expenses during 2011 that will be deductible for income tax purposes in 2012 and therefore, we expect to realize the tax benefit of the deferred tax assets in the short-term.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expense as of September 30, 2011 as compared to December 31, 2010 is primarily due to increases in our workers compensation, health and property insurance claims.
The increase in our inventory as of September 30, 2011 as compared to December 31, 2010 is primarily due to the expansion of our wireline operations during 2011 from 84 to 103 wireline units, and an increase in inventory for our Colombian operations.
The decrease in prepaid expenses and other assets is primarily due to the decrease in prepaid insurance as of September 30, 2011, as compared to December 31, 2010. We renew and prepay most of our insurance premiums in late October of each year and some in April of each year. As of September 30, 2011, we had amortization of eleven months of these October insurance premiums, as compared to two months of amortization as of December 31, 2010. The decrease is partially offset by an increase in deferred mobilization costs for domestic drilling rigs that moved between drilling division locations.

The increase in accounts payable is primarily due to the increase in operating costs of $22.5 million, or 24%, for the quarter ended September 30, 2011 as compared to the quarter ended December 31, 2010, and due to a $17.8 million increase in our accruals for capital expenditures as of September 30, 2011, as compared to December 31, 2010.
The increase in prepaid drilling contracts as of September 30, 2011 as compared to December 31, 2010 is due to an increase in deferred mobilization revenues for domestic drilling rigs that moved between drilling division locations, primarily associated with the establishment of our West Texas drilling division location in early 2011.
The increase in accrued payroll and employee related costs is primarily due to workforce additions, accruals for our long-term compensation plans which accrue over two to three years, resulting in higher accruals as of September 30, 2011 as compared to December 31, 2010, potential higher bonuses anticipated for 2011 and fluctuations due to timing of payroll tax withholding payments. The overall increase is slightly offset by fewer payroll days reflected in the accrued payroll at September 30, 2011, as compared to December 31, 2010, due to the timing of pay periods.
The increase in accrued insurance premiums and deductibles at September 30, 2011 as compared to December 31, 2010 is due to the increases in our drilling services and production services utilization and the resulting increased workforce during the quarter ended September 30, 2011 as compared to the quarter ended December 31, 2010. The increase in utilization and our workforce led to increased actuarial claims estimates for the deductibles under these insurance policies.
The decrease in accrued interest expense is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15.
The increase in other accrued expenses is primarily due to an increase in our sales tax accrual for sales tax payable on the construction of our new-build drilling rigs as well as the current portion of the net-worth tax accrual for our Colombian operations, which was assessed on January 1, 2011. The net-worth tax obligation of $6.2 million will be paid out in seven remaining semi-annual installments through 2014. At September 30, 2011, we have recorded $1.8 million as the current portion of the net-worth tax obligation.
Long-Term Debt and Other Contractual Obligations
The following table includes all our contractual obligations of the types specified below at September 30, 2011 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$251,700	$850	$850	—	$250,000
Interest on long-term debt	160,686	24,848	49,432	49,375	37,031
Purchase commitments	111,935	87,435	24,500	—	—
Operating leases	7,384	2,857	3,660	853	14
Restricted cash obligation	1,300	650	650	—	—
Total	$533,005	$116,640	$79,092	$50,228	$287,045
At September 30, 2011, long-term debt consists of $250 million face amount outstanding under our Senior Notes and $1.7 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses. On July 22, 2011, we repaid the entire outstanding debt balance under our Revolving Credit Facility. However, we expect to use the availability under the Revolving Credit Facility to fund our working capital needs, capital expenditures, or selective acquisitions, as necessary, through the final maturity date of June 30, 2016. The $250 million face amount outstanding under our Senior Notes will mature on March 15, 2018. Our Senior Notes have a carrying value of $240.8 million as of September 30, 2011, which represents the $250 million face value net of the $9.2 million of original issue discount, net of amortization, based on the effective interest method. Our subordinated notes payable have final maturity dates in March and April 2013.
Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 6% to 14%, with annual payments of principal and interest through maturity.
Purchase commitments primarily relate to nine new-build drilling rigs, equipment upgrades and purchases of other new equipment. The total estimated cost for the nine new-build drilling rigs is approximately $200 million to $210 million, of which $30.3 million has already been incurred and $76.8 million is reflected in the purchase commitments included in the table above.

Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.
As of September 30, 2011, we had restricted cash in the amount of $1.3 million held in an escrow account to be used for future payments in connection with the acquisition of Competition. The former owner of Competition will receive annual installments of $0.7 million payable over the remaining two years from the escrow account.
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At September 30, 2011, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 1.5 to 1.0, our senior consolidated leverage ratio was 0.1 to 1.0, and our interest coverage ratio was 6.0 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At September 30, 2011, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
In addition to the financial covenants under our Revolving Credit Facility, the Indenture Agreement for our Senior Notes contains certain restrictions generally on our ability to:

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
Our Senior Notes are not subject to any sinking fund requirements. As of September 30, 2011, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.
Results of Operations
Statement of Operations Analysis
The following table provides information for our operations for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands, except average number of drilling rigs, utilization rate, revenue days and per day information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Drilling Services Division:
Revenues	$108,764	$85,667	$315,043	$217,580
Operating costs	72,430	59,957	213,129	164,409
Drilling Services Division margin	$36,334	$25,710	$101,914	$53,171
Average number of drilling rigs	71.0	71.0	71.0	71.0
Utilization rate	71%	63%	68%	57%
Revenue days	4,660	4,102	13,253	11,029
Average revenues per day	23,340	20,884	23,771	19,728
Average operating costs per day	15,543	14,617	16,082	14,907
Drilling Services Division margin per day	7,797	6,267	7,689	4,821
Production Services Division:
Revenues	$78,887	$49,877	$197,242	$121,012
Operating costs	44,394	29,196	115,376	73,688
Production Services Division margin	$34,493	$20,681	$81,866	$47,324
Combined:
Revenues	$187,651	$135,544	$512,285	$338,592
Operating costs	116,824	89,153	328,505	238,097
Combined margin	$70,827	$46,391	$183,780	$100,495
Adjusted EBITDA	$51,607	$34,228	$128,361	$65,483
Drilling Services Division margin represents contract drilling revenues less contract drilling operating costs. Production Services Division margin represents production services revenue less production services operating costs. We believe that Drilling Services Division Margin and Production Services Division margin are useful measures for evaluating financial performance, although they are not measures of financial performance under U.S. Generally Accepted Accounting Principles

(GAAP). However, Drilling Services Division margin and Production Services Division margin are common measures of operating performance used by investors, financial analysts, rating agencies and Pioneer’s management. A reconciliation of Drilling Services Division margin and Production Services Division margin to net income (loss), as reported is included in the table below. Drilling Services Division margin and Production Services Division margin as presented may not be comparable to other similarly titled measures reported by other companies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income (loss):
Combined margin	$70,827	$46,391	$183,780	$100,495
General and administrative	(17,705)	(13,030)	(48,086)	(36,760)
Bad debt (expense) recovery	(322)	22	(377)	104
Other income (expense)	(1,193)	845	(6,956)	1,644
Adjusted EBITDA	51,607	34,228	128,361	65,483
Depreciation and amortization	(32,992)	(30,847)	(97,672)	(89,275)
Interest expense	(6,137)	(7,573)	(21,659)	(18,746)
Income tax (expense) benefit	(5,250)	1,612	(4,187)	15,269
Impairment charges	(484)	—	(484)	—
Net income (loss), as reported	$6,744	$(2,580)	$4,359	$(27,269)
Our Drilling Services Division experienced increases in its revenues and operating costs due to higher demand for our drilling services in 2011 as compared to the corresponding periods in 2010 as our industry continues to recover from the downturn that bottomed in late 2009. With increasing oil prices, rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions.
Our Drilling Services Division’s revenues increased by $23.1 million, or 27%, and $97.5 million, or 45%, for the three and nine month periods ended September 30, 2011, respectively, as compared to the corresponding periods in 2010, due to an increase in utilization rates and drilling revenue rates. During the quarter ended September 30, 2011, our drilling rig utilization increased to 71% from 63%, and our average contract drilling revenues per day increased by 12%, or $2,456 per day, as compared to the corresponding quarter in 2010. During the nine months ended September 30, 2011, our drilling rig utilization increased to 68% from 57%, and our average contract drilling revenues per day increased by 20%, or $4,043 per day, as compared to the corresponding period in 2010.
Our Drilling Services Division’s operating costs increased by $12.5 million, or 21%, and $48.7 million, or 30%, for the three and nine month periods ended September 30, 2011, respectively, as compared to the corresponding periods in 2010, primarily due to the increase in utilization and the increase in our operating costs per day. Our operating costs per day increased by $926 per day, or 6%, and $1,175 per day, or 8%, for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010. As utilization rates increased, average operating costs per day increased due to higher wage rates and repair and maintenance expenses as drilling rigs come out of storage and begin operations.

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. Turnkey drilling contracts also result in higher average revenues per day and higher average operating costs per day when compared to daywork drilling contracts. We completed five and 15 turnkey drilling contracts during the three and nine months ended September 30, 2011, respectively, as compared to two and eight during the three and nine months ended September 30, 2010, respectively. The following table provides percentages of our drilling revenues by drilling contract type for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Daywork drilling contracts	96%	99%	95%	94%
Turnkey drilling contracts	4%	1%	5%	6%
Our Production Services Division experienced increases in its revenues and operating costs primarily due to higher demand for our wireline services, well services and fishing and rental services during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. The expansion of our operations through the addition of 19 wireline units, or a 23% increase in units, and 11 well service rigs, or a 15% increase in our well service rig fleet, from September 30, 2010 to September 30, 2011 has also increased both our Production Services Division’s revenues and operating costs for the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

For the three months ended September 30, 2011, our Production Services Division’s revenues increased by $29.0 million, or 58%, while operating costs increased $15.2 million, or 52%, as compared to the corresponding quarter in 2010. For the nine months ended September 30, 2011, our Production Services Division’s revenues increase by $76.2 million, or 63%, while operating costs increased $41.7 million, or 57%, as compared to the corresponding period in 2010.
Our depreciation and amortization expense increased for the three and nine month periods ended September 30, 2011, as compared to the corresponding periods in 2010, primarily from capital expenditures made to upgrade certain drilling rigs to meet the needs of our customers and obtain new contracts as well as capital expenditures for the acquisition of new well service rigs and wireline units.
For the three and nine months ended September 30, 2011, our general and administrative expense increased by approximately $4.7 million, or 36%, and $11.3 million, or 31%, respectively, as compared to the corresponding periods in 2010. The increase is primarily due to increases in payroll and compensation related expenses. We have seen an increase in the demand for our services as our industry continues to recover from the industry downturn in 2009. As a result, payroll and compensation related expenses increased during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010, as we have added employees in our corporate office and have accrued for higher bonuses anticipated for 2011.
During the three months ended September 30, 2011, we recorded impairment charges of $0.5 million related to our decision to place six mechanical drilling rigs as held for sale, and to retire one drilling with most of its components to be used as spare parts.
Our interest expense increased for the nine months ended September 30, 2011, as compared to the corresponding period in 2010, primarily due to the issuance of our Senior Notes in March 2010, which were used to repay a portion of the outstanding debt balance under the Revolving Credit Facility. The Senior Notes have a higher interest rate when compared to the Revolving Credit Facility, which resulted in the increase in interest expense for the nine months ended September 30, 2011. The overall increase in interest expense was partially offset by $1.3 million of capitalized interest during the nine months ended September 30, 2011 associated with the capital expenditures for upgrades to our drilling rig fleet and for our new-build drilling rigs.
Our interest expense decreased for the three months ended September 30, 2011 as compared to the corresponding period in 2010 due to an overall decrease in total outstanding debt which was $242.5 million as of September 30, 2011 as compared to $283.0 million as of September 30, 2010.
Our other expense increased for the nine months ended September 30, 2011, as compared to the corresponding period in 2010, primarily due to the $7.3 million net-worth tax expense for our Colombian operations which was assessed on January 1, 2011. The increase was partially offset by $0.4 million of income recognized for the ARPSs Call Option during the nine months ended September 30, 2011.

Our effective income tax rate for the nine month period ended September 30, 2011 differs from the federal statutory rate in the United States of 35% primarily due to a lower effective tax rate in foreign jurisdictions, state income taxes, the effect of foreign translation and other permanent differences, including the effect of the non-deductible $7.3 million net-worth tax assessed on our Colombian operations as of January 1, 2011.
Inflation
Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. With the increase in rig counts beginning in late 2009, we saw decreased availability of personnel to operate our rigs and therefore we had wage rate increases for drilling rig personnel in certain of our locations of approximately 18% and 16% in February and July 2010, respectively. As the labor markets appear to be tightening in certain drilling division locations, particularly North Dakota, we estimate that we will need to have moderate wage rate increases in late 2011 or early 2012.
Costs for rig repairs and maintenance, rig upgrades and new rig construction are also impacted by inflationary pressures when the demand for drilling services increases. We experienced an increase in these costs of approximately 5% during 2010 and we estimate increases of approximately 15% during 2011.
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
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “prepaid drilling contracts” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of September 30, 2011 we had $5.0 million of deferred mobilization revenues, of which the current portion was $4.3 million. The related deferred mobilization costs were $5.1 million, of which the current portion was $4.4 million. Our deferred mobilization costs and revenues primarily related to long-term contracts for our Colombian operations, which are being amortized through the year ending December 31, 2012. Amortization of deferred mobilization revenues was $3.9 million for the nine months ended September 30, 2011.
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
Accounting estimates – We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts. We experienced a loss of approximately $0.1 million on one of the turnkey contracts completed during the nine months ended September 30, 2011.
Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We have accrued a $0.2 million loss on the turnkey contract that was in progress at September 30, 2011. We had no footage contracts in progress at September 30, 2011. Our unbilled receivables totaled $28.9 million at September 30, 2011. Of that amount accrued, turnkey drilling contract revenues were $0.8 million. The remaining balance of unbilled receivables related to $25.9 million of the revenue recognized but not yet billed on daywork drilling contracts in progress at September 30, 2011 and $2.2 million related to unbilled receivables for our Production Services Division.
We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $0.6 million at September 30, 2011.
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
As of September 30, 2011, we had a $1.2 million deferred tax asset related to the $3.3 million impairment of our ARPSs which represents a capital loss for tax treatment purposes. We can recognize a tax benefit associated with this impairment to the extent of capital gains we expect to earn in future periods. During the year ended December 31, 2010, we recorded a valuation allowance to fully offset our deferred tax asset relating to this capital loss since we believe capital gains are not likely in future periods.
As of September 30, 2011, we had $18.4 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.
Our accrued insurance premiums and deductibles as of September 30, 2011 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.9 million and our workers’ compensation, general liability and auto liability insurance of approximately $7.8 million. As of January 1, 2011, we have stop loss coverage of $150,000 per occurrence under our health insurance. We have a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred based on historical claim development data, and we accrue the costs of administrative services associated with claims processing. We also evaluate our workers’ compensation claim cost estimates based on estimates provided by a professional actuary.
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
Fair Value Measurement. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies existing guidance about how fair value should be applied where it already is required or permitted and provides wording changes that align this standard with International Financial Reporting Standards (IFRS). We are required to apply this guidance prospectively beginning with our first quarterly filing in 2012. We do not expect the adoption of this new guidance to have a material impact on our financial position or results of operations.
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
Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. We recognized this tax obligation in full during the three months ended March 31, 2011 in other expense in our condensed consolidated statement of operations, and in other accrued expenses and other long-term liabilities on our condensed consolidated balance sheet. As of September 30, 2011, the remaining obligation is $6.2 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of September 30, 2011, we had a zero balance outstanding under our Revolving Credit Facility, which is our only variable rate debt. Future borrowings under the Revolving Credit Facility would be subject to interest rate market risk.

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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $0.4 million for the nine months ended September 30, 2011.
ITEM 4. CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
We are involved in litigation arising in the ordinary course of our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in management’s opinion, any such liability will not have a material adverse effect on our business, financial condition or operating results.
ITEM 1A. Risk Factors
Not applicable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not make any unregistered sales of equity securities during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	8,816	11.25	—	—
September 1 - September 30	—	—	—	—
Total	8,816	11.25	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended September 30, 2011, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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

10.1**	-	Pioneer Drilling Company Amended and Restated 2007 Incentive Plan

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-
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
The following financial statements from Pioneer Drilling Company’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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
Dated: November 3, 2011

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

10.1**	-	Pioneer Drilling Company Amended and Restated 2007 Incentive Plan

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-
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
The following financial statements from Pioneer Drilling Company’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.