Form 10-Q
period 2012-03-31
PIONEER DRILLING CO
filed 2012-05-08
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of April 20, 2012, there were 61,880,310 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,401	$86,197
Receivables:
Trade, net of allowance for doubtful accounts	117,274	106,084
Unbilled receivables	39,759	31,512
Insurance recoveries	6,464	5,470
Income taxes	146	2,168
Deferred income taxes	16,259	15,433
Inventory	12,220	11,184
Prepaid expenses and other current assets	12,207	11,564
Total current assets	225,730	269,612
Property and equipment, at cost	1,443,614	1,336,926
Less accumulated depreciation	575,126	542,970
Net property and equipment	868,488	793,956
Intangible assets, net of amortization	50,503	52,680
Goodwill	41,683	41,683
Noncurrent deferred income taxes	—	735
Other long-term assets	12,680	14,088
Total assets	$1,199,084	$1,172,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,117	$66,440
Current portion of long-term debt	873	872
Prepaid drilling contracts	4,733	3,966
Accrued expenses:
Payroll and related employee costs	23,260	29,057
Insurance premiums and deductibles	10,547	10,583
Insurance claims and settlements	6,464	5,470
Interest	1,789	12,283
Other	11,405	11,009
Total current liabilities	144,188	139,680
Long-term debt, less current portion	418,279	418,728
Noncurrent deferred income taxes	100,701	94,745
Other long-term liabilities	9,375	9,156
Total liabilities	672,543	662,309
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 61,880,310 shares and 61,782,180 shares outstanding at March 31, 2012 and December 31, 2011, respectively	6,201	6,188
Additional paid-in capital	444,224	442,020
Treasury stock, at cost; 126,036 shares and 95,409 shares at March 31, 2012 and December 31, 2011, respectively	(1,197)	(904)
Accumulated earnings	77,313	63,141
Total shareholders’ equity	526,541	510,445
Total liabilities and shareholders’ equity	$1,199,084	$1,172,754
See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2012	2011
	(In thousands, except per share data)
Revenues:
Drilling services	$124,304	$99,756
Production services	107,674	53,593
Total revenues	231,978	153,349
Costs and expenses:
Drilling services	81,077	67,509
Production services	60,696	33,228
Depreciation and amortization	38,373	32,256
General and administrative	21,143	14,521
Bad debt recovery	(91)	(84)
Impairment of equipment	1,032	—
Total costs and expenses	202,230	147,430
Income from operations	29,748	5,919
Other (expense) income:
Interest expense	(9,555)	(7,539)
Other	932	(6,517)
Total other expense	(8,623)	(14,056)
Income (loss) before income taxes	21,125	(8,137)
Income tax (expense) benefit	(6,953)	2,102
Net income (loss)	$14,172	$(6,035)

Income (loss) per common share—Basic	$0.23	$(0.11)

Income (loss) per common share—Diluted	$0.23	$(0.11)

Weighted average number of shares outstanding—Basic	$61,578	$53,968

Weighted average number of shares outstanding—Diluted	$62,647	$53,968

See accompanying notes to condensed consolidated financial statements.

PIONEER DRILLING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,172	$(6,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,373	32,256
Allowance for doubtful accounts	(94)	(84)
Loss (gain) on dispositions of property and equipment	(733)	923
Stock-based compensation expense	2,000	1,712
Amortization of debt issuance costs, discount and premium	732	742
Impairment of equipment	1,032	—
Deferred income taxes	5,846	(2,823)
Change in other long-term assets	720	734
Change in other long-term liabilities	219	4,477
Changes in current assets and liabilities:
Receivables	(17,320)	(19,303)
Inventory	(1,036)	(605)
Prepaid expenses and other current assets	(644)	(808)
Accounts payable	1,407	1,797
Prepaid drilling contracts	767	50
Accrued expenses	(15,789)	(3,989)
Net cash provided by operating activities	29,652	9,044

Cash flows from investing activities:
Acquisition of production services businesses	—	(2,000)
Purchases of property and equipment	(95,109)	(31,379)
Proceeds from sale of property and equipment	1,357	786
Proceeds from sale of auction rate securities	—	12,569
Net cash used in investing activities	(93,752)	(20,024)

Cash flows from financing activities:
Debt repayments	(656)	(13,529)
Proceeds from issuance of debt	—	17,000
Proceeds from exercise of options	253	560
Purchase of treasury stock	(293)	(210)
Excess tax benefit of stock option exercises	—	459
Net cash (used in) provided by financing activities	(696)	4,280

Net decrease in cash and cash equivalents	(64,796)	(6,700)
Beginning cash and cash equivalents	86,197	22,011
Ending cash and cash equivalents	$21,401	$15,311

Supplementary disclosure:
Interest paid	$21,343	$13,004
Income tax (refunded) paid	$(1,074)	$226

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
Our Drilling Services Division provides contract land drilling services with its fleet of 62 drilling rigs which are currently assigned to the following locations:

Drilling Division Locations	Rig Count
South Texas	15
East Texas	3
West Texas	19
North Dakota	9
Utah	4
Appalachia	4
Colombia	8
62
Drilling revenues and rig utilization steadily improved during 2010 and 2011, primarily due to increased demand for drilling services in domestic shale plays and oil or liquid rich regions. We capitalized on this trend by moving drilling rigs in our fleet to these higher demand regions from lower demand regions. As a result, we closed our Oklahoma and North Texas drilling division locations during 2011 and established our West Texas drilling division location in early 2011.
In March 2012, we evaluated the drilling rigs in our fleet that have remained idle and decided to retire two mechanical drilling rigs that were assigned to our East Texas drilling division location, with most of their components to be used for spare equipment. Therefore, our fleet count has been reduced from 64 to 62 drilling rigs at March 31, 2012. We recognized an impairment charge of $0.6 million in March 2012 in association with our decision to retire these two drilling rigs.
We currently have term contracts for ten new-build AC drilling rigs that are fit for purpose for domestic shale plays, for which we expect seven to begin working by the end of 2012, with the remaining three during the first quarter of 2013. As of April 20, 2012, 55 drilling rigs are operating under drilling contracts, 45 of which are under term contracts. We have seven drilling rigs that are idle and are actively marketing all our idle drilling rigs.
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
Our Production Services Division provides a range of services to exploration and production companies, including well services, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. As of April 20, 2012, we have a fleet of 97 well service rigs consisting of eighty-seven 550 horsepower rigs, nine 600 horsepower rigs and one 400 horsepower rig. All our well service rigs are currently operating or are being actively marketed. We currently provide wireline and coiled tubing services with a fleet of 108 wireline units and ten coiled tubing units, and we provide rental services with approximately $15.4 million of fishing and rental tools. We plan to add another 11 well service rigs, 11 wireline units and three coiled tubing units by the end of 2012. In March 2012, we decided to retire two older wireline units and certain wireline equipment resulting in an impairment charge of approximately $0.4 million.

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Drilling Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, our estimate of asset impairments, our estimate of deferred taxes, our estimate of compensation related accruals and our determination of depreciation and amortization expense. The condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements. We suggest that you read these condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2012, through the filing of this Form 10-Q, for inclusion as necessary.
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
Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update increases the prominence of other comprehensive income in financial statements, eliminating the option of presenting other comprehensive income in the statement of changes in equity, and instead, giving companies the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. We are required to comply with this guidance prospectively beginning with our first quarterly filing in 2012. We have not recognized any other comprehensive income during either of the three month periods ended March 31, 2012 or 2011. The adoption of this new guidance has not had an impact on our financial position or results of operations.
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
Drilling Contracts
Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the customer to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts. Currently, we have contracts with terms of six months to four years in duration. As of April 20, 2012, we have 45 drilling rigs operating under term contracts. Of these 45 contracts, if not renewed at the end of their terms, 25 will expire by October 20, 2012, 19 will expire by April 20, 2013 and one will expire by April 20, 2014. We also have term contracts for ten new-build AC drilling rigs that are fit for purpose for domestic shale plays, for which we expect seven to begin working by the end of 2012, with the remaining three during the first quarter of 2013.
Restricted Cash
As of March 31, 2012, we had restricted cash in the amount of $0.7 million held in an escrow account to be used for a future payment due March 2013 in connection with the acquisition of Prairie Investors d/b/a Competition Wireline (“Competition”). Restricted cash of $0.7 million is recorded in other current assets and the associated obligation of $0.7 million is recorded in accrued expenses.
Investments
At December 31, 2010, we held $15.9 million (par value) of auction rate preferred securities (“ARPSs”), which were variable-rate preferred securities with a long-term maturity that were classified as held for sale. On January 19, 2011, we entered into an agreement with a financial institution to sell the ARPSs for $12.6 million, which represented 79% of the par value, plus accrued interest. Under the ARPSs sales agreement, we retained the unilateral right for a period ending January 7, 2013 to: (a) repurchase all the ARPSs that were sold at the $12.6 million price at which they were initially sold to the financial institution; and (b) if not repurchased, receive additional proceeds from the financial institution upon redemption of the ARPSs by the original issuer of these securities (collectively, the “ARPSs Call Option”). Upon origination, the fair value of the ARPSs Call Option was estimated to be $0.6 million and was recognized as other income in our consolidated statement of operations for 2011. We are required to assess the value of the ARPSs Call Option at the end of each reporting period, with any changes in fair value recorded within our consolidated statement of operations. As of March 31, 2012, the ARPSs Call Option had an estimated fair value of $0.2 million, and was included in our other long-term assets in our condensed consolidated balance sheet.
Property and Equipment
As of March 31, 2012, we have incurred a total of $158.3 million of construction costs, primarily on our ten new-build drilling rigs that were under construction at March 31, 2012. During three months ended March 31, 2012, we capitalized $2.0 million of interest costs, primarily related to the ten new-build drilling rigs.

2.	Acquisitions
On December 31, 2011, we acquired Go-Coil, LLC, a Louisiana limited liability company ("Go-Coil") which provides coiled tubing services with a fleet of seven onshore units and three offshore units through its facilities in Louisiana, Texas, Oklahoma and Pennsylvania. The aggregate purchase price for the acquisition was approximately $110.4 million, which consisted of assets acquired of $114.9 million and liabilities assumed of $4.5 million. We funded the acquisition with cash on hand that was primarily generated from the proceeds of the Senior Notes issued in November 2011, as described in Note 3, Long-term Debt.
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
The acquisition of the production services business from Go-Coil was accounted for as an acquisition of a business in accordance with ASC Topic 805, Business Combinations. The purchase price allocation for the Go-Coil acquisition is preliminary at this time and may change once we receive finalized information regarding the fair value estimates of the assets acquired and liabilities assumed in the acquisition. In addition, we have not finalized certain working capital adjustments which will be settled with the former owners of Go-Coil. Goodwill was recognized as part of the Go-Coil acquisition, since the purchase price exceeded the estimated fair value of the assets acquired and liabilities assumed. We believe that the goodwill relates to the acquired workforce, future synergies between our existing service offerings and the ability to expand our service offerings.

3.	Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Senior secured revolving credit facility	$—	$—
Senior notes	417,954	417,747
Subordinated notes payable and other	1,198	1,853
	419,152	419,600
Less current portion	(873)	(872)
	$418,279	$418,728
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
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 2.50% to 3.25% and 1.50% to 2.25%, respectively. The LIBOR margin and bank prime rate margin in effect at April 20, 2012 are 2.75% and 1.75%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period.
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC and Go-Coil, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.

As of April 27, 2012, we had $20.0 million outstanding under our Revolving Credit Facility and $9.0 million in committed letters of credit, which resulted in borrowing availability of $221.0 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At March 31, 2012, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 1.9 to 1.0, our senior consolidated leverage ratio was 0.04 to 1.0, and our interest coverage ratio was 7.4 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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

At March 31, 2012, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
The 2010 and 2011 Senior Notes (the "Senior Notes") are reflected on our condensed consolidated balance sheet at March 31, 2012 with a total carrying value of $418.0 million, which represents the $425.0 million total face value net of the $8.7 million unamortized portion of original issue discount and $1.6 million unamortized portion of original issue premium. The original issue discount and premium are being amortized over the term of the Senior Notes based on the effective interest method.
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
We were in compliance with these covenants as of March 31, 2012. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries (see Note 9, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements).
Subordinated Notes Payable and Other
We have two subordinated notes payable to certain employees that are former shareholders of production services businesses which we have acquired. These subordinated notes payable have interest rates of 6% and 14%, require annual payments of principal and interest and have final maturity dates in March and April 2013. We have other debt of $0.1 million as of March 31, 2012 which represents a capital lease obligation for equipment, with monthly payments due through November 2016.
Debt Issuance Costs
Costs incurred in connection with the Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in June 2016. Costs incurred in connection with the issuance of our Senior Notes were capitalized and are being amortized using the straight-line method over the term of the Senior Notes which mature in March 2018. Capitalized debt costs related to the issuance of our long-term debt were approximately $11.0 million and $11.6 million as of March 31, 2012 and December 31, 2011, respectively. We recognized approximately $0.5 million and $0.5 million of associated amortization during the three months ended March 31, 2012 and 2011, respectively.

4.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At March 31, 2012 and December 31, 2011, our financial instruments consist primarily of cash, trade receivables, trade payables, long-term debt, and our ARPSs Call Option. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
At March 31, 2012, our ARPSs Call Option is reported at an amount that reflects our current estimate of fair value. To estimate the value of our ARPSs Call Option as of March 31, 2012, we used inputs defined by ASC Topic 820 as level 3 inputs, which are significant unobservable inputs. The fair value of the ARPSs Call Option was estimated using a modified Black-Scholes model, based on an analysis of recent historical transactions for securities with similar characteristics to the underlying ARPSs, and an analysis of the probability that the options would be exercisable as a result of the underlying ARPSs being redeemed or traded in a secondary market at an amount greater than the option price before the expiration date. As of March 31, 2012, the ARPSs Call Option had an estimated fair value of $0.2 million, and was included in our other long-term assets in our consolidated balance sheet. Future changes in the fair values of the ARPSs Call Option will be reflected in other income (expense) in our condensed consolidated statements of operations.
The fair value of our long-term debt at March 31, 2012 and December 31, 2011 is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis based on observable inputs for similar types of debt instruments represents level 2 inputs as defined by ASC Topic 820. The following table presents the supplemental fair value information about long-term debt at March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$419,152	$462,189	$419,600	$443,309

5.	Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income (loss) per share and diluted income (loss) per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2012	2011
Basic
Net income (loss)	$14,172	$(6,035)
Weighted-average shares	61,578	53,968
Income (loss) per share	$0.23	$(0.11)
Diluted
Net income (loss)	$14,172	$(6,035)
Effect of dilutive securities	—	—
Net income (loss) available to common shareholders after assumed conversion	$14,172	$(6,035)
Weighted average shares:
Outstanding	61,578	53,968
Diluted effect of stock options, restricted stock, and restricted stock unit awards	1,069	—
	62,647	53,968
Income (loss) per share	$0.23	$(0.11)
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 3,742,383 and 4,875,894 shares of common stock were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2012 and 2011, respectively, due to their antidilutive effect.

6.	Equity Transactions and Stock Based Compensation Plans
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

We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. The following table summarizes the assumptions used in the Black-Scholes option-pricing model based on a weighted-average calculation for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Expected volatility	70%	65%
Risk-free interest rates	0.8%	1.5%
Expected life in years	5.31	4.33
Options granted	475,156	597,298
Grant-date fair value	$5.21	$4.67
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
The following table summarizes the compensation expense recognized for stock option awards during the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31,
	2012	2011
General and administrative expense	$919	$997
Operating costs	44	81
	$963	$1,078

During the three months ended March 31, 2012 and 2011, 68,100 and 127,300 stock options were exercised at a weighted-average exercise price of $3.72 and $4.40, respectively. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our consolidated statement of cash flows.
Restricted Stock
We grant restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when RSU awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. We did not grant any restricted stock awards during the three months ended March 31, 2012 or 2011.
The following table summarizes the compensation expense recognized for restricted stock awards during the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31,
	2012	2011
General and administrative expense	$216	$160
Operating costs	15	24
	$231	$184
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

Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant.

	Three months ended March 31,
	2012	2011
Time-based RSUs granted	205,313	102,903
Weighted-average grant-date fair value	$9.07	$9.01
Our performance-based RSUs are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions.

	Three months ended March 31,
	2012	2011
Performance-based RSUs granted	221,495	146,479
Weighted-average grant-date fair value	$9.85	$10.23
Performance-based RSUs granted during the three months ended March 31, 2012 and 2011 will cliff vest after 39 months from the date of grant. The number of shares of common stock awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the respective performance period. Approximately one-third of the performance-based RSUs are subject to a market condition, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued, if any. The remaining two-thirds of the performance-based RSUs are subject to performance conditions, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.
The following table summarizes the compensation expense recognized for restricted stock unit awards during the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31,
	2012	2011
General and administrative expense	$658	$389
Operating costs	148	61
	$806	$450

7.	Segment Information
We have two operating segments referred to as the Drilling Services Division and the Production Services Division which is the basis management uses for making operating decisions and assessing performance.
Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 62 drilling rigs which are currently assigned to the following locations:

Drilling Division Locations	Rig Count
South Texas	15
East Texas	3
West Texas	19
North Dakota	9
Utah	4
Appalachia	4
Colombia	8
62
Production Services Division—Our Production Services Division provides a range of services to exploration and production companies, including well services, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states.We currently have a fleet of 97 well service rigs consisting of eighty-seven 550 horsepower rigs, nine 600 horsepower rigs and one 400 horsepower rig. We currently provide wireline and coiled tubing services with a fleet of 108 wireline units and ten coiled tubing units, and we provide rental services with approximately $15.4 million of fishing and rental tools.
The following tables set forth certain financial information for our two operating segments and corporate as of and for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	As of and for the three months ended March 31, 2012
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$745,072	$418,934	$35,078	$1,199,084
Revenues	$124,304	$107,674	$—	$231,978
Operating costs	81,077	60,696	—	141,773
Segment margin	$43,227	$46,978	$—	$90,205
Depreciation and amortization	$25,489	$12,718	$166	$38,373
Capital expenditures	$80,584	$31,554	$239	$112,377

	As of and for the three months ended March 31, 2011
	Drilling Services Division	Production Services Division	Corporate	Total
Identifiable assets	$581,725	$241,836	$24,426	$847,987
Revenues	$99,756	$53,593	$—	$153,349
Operating costs	67,509	33,228	—	100,737
Segment margin	$32,247	$20,365	$—	$52,612
Depreciation and amortization	$24,486	$7,495	$275	$32,256
Capital expenditures	$19,113	$15,444	$137	$34,694
The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31,
	2012	2011
Segment margin	$90,205	$52,612
Depreciation and amortization	(38,373)	(32,256)
General and administrative	(21,143)	(14,521)
Bad debt recovery	91	84
Impairment of equipment	(1,032)	—
Income from operations	$29,748	$5,919
The following table sets forth certain financial information for our international operations in Colombia as of and for the three months ended March 31, 2012 and 2011 which is included in our Drilling Services Division (amounts in thousands):

	As of and for the three months ended March 31,
	2012	2011
Identifiable assets	$152,854	$157,285
Revenues	$23,816	$24,234
Identifiable assets as of March 31, 2012 and 2011 include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

8.	Commitments and Contingencies
In connection with our expansion into international markets, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $47.8 million relating to our performance under these bonds.
The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities, which was assessed on January 1, 2011 and is payable in eight semi-annual installments from 2011 through 2014. Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. We recognized this tax obligation in full during the first quarter of 2011 in other expense in our condensed consolidated statement of operations. As of March 31, 2012, we have a remaining obligation of $5.7 million, which is recorded in other accrued expenses and other long-term liabilities on our condensed consolidated balance sheet.
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

9.	Guarantor/Non-Guarantor Condensed Consolidated Financial Statements
Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, Go-Coil, LLC, and certain of our future domestic subsidiaries. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of March 31, 2012, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,142	$(6,505)	$6,764	$—	$21,401
Receivables, net of allowance for doubtful accounts	2	123,415	43,844	(3,618)	163,643
Intercompany receivable (payable)	(126,574)	142,819	(16,245)	—	—
Deferred income taxes	553	6,656	9,050	—	16,259
Inventory	—	4,971	7,249	—	12,220
Prepaid expenses and other current assets	246	7,890	4,071	—	12,207
Total current assets	(104,631)	279,246	54,733	(3,618)	225,730
Net property and equipment	1,751	743,910	123,577	(750)	868,488
Investment in subsidiaries	1,004,501	225,515	—	(1,230,016)	—
Intangible assets, net of amortization	176	17,768	32,559	—	50,503
Goodwill	—	—	41,683	—	41,683
Noncurrent deferred income taxes	36,436	—	—	(36,436)	—
Other long-term assets	11,208	1,457	15	—	12,680
Total assets	$949,441	$1,267,896	$252,567	$(1,270,820)	$1,199,084
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452	$76,081	$8,584	—	$85,117
Current portion of long-term debt	—	850	23	—	873
Prepaid drilling contracts	—	2,722	2,011	—	4,733
Accrued expenses	3,541	43,997	9,545	(3,618)	53,465
Total current liabilities	3,993	123,650	20,163	(3,618)	144,188
Long-term debt, less current portion	417,954	200	125	—	418,279
Noncurrent deferred income taxes	—	134,255	2,882	(36,436)	100,701
Other long-term liabilities	203	5,290	3,882	—	9,375
Total liabilities	422,150	263,395	27,052	(40,054)	672,543
Total shareholders’ equity	527,291	1,004,501	225,515	(1,230,766)	526,541
Total liabilities and shareholders’ equity	$949,441	$1,267,896	$252,567	$(1,270,820)	$1,199,084

	December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$91,932	$(13,879)	$8,144	$—	$86,197
Receivables, net of allowance for doubtful accounts	(2)	112,531	32,724	(19)	145,234
Intercompany receivable (payable)	(122,552)	131,585	(9,033)	—	—
Deferred income taxes	1,408	8,644	5,381	—	15,433
Inventory	—	4,533	6,651	—	11,184
Prepaid expenses and other current assets	285	6,304	4,975	—	11,564
Total current assets	(28,929)	249,718	48,842	(19)	269,612
Net property and equipment	1,605	675,679	117,422	(750)	793,956
Investment in subsidiaries	932,237	221,201	—	(1,153,438)	—
Intangible assets, net of amortization	171	18,829	33,680	—	52,680
Goodwill	—	—	41,683	—	41,683
Noncurrent deferred income taxes	30,835	—	735	(30,835)	735
Other long-term assets	11,949	2,124	15	—	14,088
Total assets	$947,868	$1,167,551	$242,377	$(1,185,042)	$1,172,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,090	$57,150	$8,200	$—	$66,440
Current portion of long-term debt	—	850	22	—	872
Prepaid drilling contracts	—	1,297	2,669	—	3,966
Accrued expenses	16,779	45,012	6,631	(20)	68,402
Total current liabilities	17,869	104,309	17,522	(20)	139,680
Long-term debt, less current portion	417,747	850	131	—	418,728
Noncurrent deferred income taxes	921	124,659	—	(30,835)	94,745
Other long-term liabilities	137	5,496	3,523	—	9,156
Total liabilities	436,674	235,314	21,176	(30,855)	662,309
Total shareholders’ equity	511,194	932,237	221,201	(1,154,187)	510,445
Total liabilities and shareholders’ equity	$947,868	$1,167,551	$242,377	$(1,185,042)	$1,172,754

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$190,842	$41,136	$—	$231,978
Costs and expenses:
Operating costs	—	114,941	26,832	—	141,773
Depreciation and amortization	165	32,689	5,519	—	38,373
General and administrative	5,508	13,032	2,741	(138)	21,143
Intercompany leasing	—	(1,215)	1,231	(16)	—
Bad debt expense	—	(180)	89	—	(91)
Impairment of equipment	—	1,032	—	—	1,032
Total costs and expenses	5,673	160,299	36,412	(154)	202,230
Income from operations	(5,673)	30,543	4,724	154	29,748
Other (expense) income:
Equity in earnings of subsidiaries	23,550	4,648	—	(28,198)	—
Interest expense	(9,513)	(40)	(2)	—	(9,555)
Other	(68)	250	904	(154)	932
Total other expense	13,969	4,858	902	(28,352)	(8,623)
Income (loss) before income taxes	8,296	35,401	5,626	(28,198)	21,125
Income tax (expense) benefit	5,876	(11,851)	(978)	—	(6,953)
Net income (loss)	$14,172	$23,550	$4,648	$(28,198)	$14,172

	Three months ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$129,115	$24,234	$—	$153,349
Costs and expenses:
Operating costs	—	81,878	18,859	—	100,737
Depreciation and amortization	275	29,118	2,863	—	32,256
General and administrative	4,131	9,890	608	(108)	14,521
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt recovery	—	(84)	—	—	(84)
Total costs and expenses	4,406	119,587	23,545	(108)	147,430
Income from operations	(4,406)	9,528	689	108	5,919
Other income (expense):
Equity in earnings of subsidiaries	807	(5,027)	—	4,220	—
Interest expense	(7,472)	(73)	6	—	(7,539)
Other	532	236	(7,177)	(108)	(6,517)
Total other income (expense)	(6,133)	(4,864)	(7,171)	4,112	(14,056)
Income (loss) before income taxes	(10,539)	4,664	(6,482)	4,220	(8,137)
Income tax (expense) benefit	4,504	(3,857)	1,455	—	2,102
Net earnings (loss)	$(6,035)	$807	$(5,027)	$4,220	$(6,035)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(70,272)	$91,273	$8,651	$—	$29,652
Cash flows from investing activities:
Purchases of property and equipment	(478)	(84,565)	(10,066)	—	(95,109)
Proceeds from sale of property and equipment	—	1,316	41	—	1,357
	(478)	(83,249)	(10,025)	—	(93,752)
Cash flows from financing activities:
Debt repayments	—	(650)	(6)	—	(656)
Proceeds from exercise of options	253	—	—	—	253
Purchase of treasury stock	(293)	—	—	—	(293)
	(40)	(650)	(6)	—	(696)
Net increase (decrease) in cash and cash equivalents	(70,790)	7,374	(1,380)	—	(64,796)
Beginning cash and cash equivalents	91,932	(13,879)	8,144	—	86,197
Ending cash and cash equivalents	$21,142	$(6,505)	$6,764	$—	$21,401

	Three months ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(17,846)	$30,450	$(3,560)	$—	$9,044
Cash flows from investing activities:
Acquisition of production services businesses	—	(2,000)	—	—	(2,000)
Purchases of property and equipment	(90)	(29,492)	(1,797)	—	(31,379)
Proceeds from sale of property and equipment	—	782	4	—	786
Proceeds from sale of auction rate securities	12,569	—	—	—	12,569
	12,479	(30,710)	(1,793)	—	(20,024)
Cash flows from financing activities:
Debt repayments	(12,800)	(729)	—	—	(13,529)
Proceeds from issuance of debt	17,000	—	—	—	17,000
Proceeds from exercise of options	560	—	—	—	560
Purchase of treasury stock	(210)	—	—	—	(210)
Excess tax benefit of stock option exercises	459	—	—	—	459
	5,009	(729)	—	—	4,280
Net decrease in cash and cash equivalents	(358)	(989)	(5,353)	—	(6,700)
Beginning cash and cash equivalents	15,737	(1,840)	8,114	—	22,011
Ending cash and cash equivalents	$15,379	$(2,829)	$2,761	$—	$15,311

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, decisions about onshore exploration and development projects to be made by oil and gas exploration and production companies, risks associated with economic cycles and their impact on capital markets and liquidity, the continued demand for the drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, future compliance with covenants under our senior secured revolving credit facility and our senior notes, the supply of marketable drilling rigs, well service rigs, coiled tubing and wireline units within the industry, the continued availability of drilling rig, well service rig, coiled tubing and wireline unit components, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our Annual Report on Form 10-K for the year ended December 31, 2011 could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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

Business Segments
We currently conduct our operations through two operating segments: our Drilling Services Division and our Production Services Division. The following is a description of these two operating segments. Financial information about our operating segments is included in Note 7, Segment Information, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q.

•	Drilling Services Division—Our Drilling Services Division provides contract land drilling services with its fleet of 62 drilling rigs which are currently assigned to the following locations:

Drilling Division Locations	Rig Count
South Texas	15
East Texas	3
West Texas	19
North Dakota	9
Utah	4
Appalachia	4
Colombia	8
62
Drilling revenues and rig utilization steadily improved during 2010 and 2011, primarily due to increased demand for drilling services in domestic shale plays and oil or liquid rich regions. We capitalized on this trend by moving drilling rigs in our fleet to these higher demand regions from lower demand regions. As a result, we closed our Oklahoma and North Texas drilling division locations during 2011 and established our West Texas drilling division location in early 2011.
At March 31, 2012, we have 62 drilling rigs in our fleet. We currently have term contracts for ten new-build AC drilling rigs that are fit for purpose for domestic shale plays, for which we expect seven to begin working by the end of 2012, with the remaining three during the first quarter of 2013. As of April 20, 2012, 55 drilling rigs are operating under drilling contracts, 45 of which are under term contracts. We have seven drilling rigs that are idle and are actively marketing all our idle drilling rigs.
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

•
Production Services Division—Our Production Services Division provides a range of services to exploration and production companies, including well services, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are managed through locations concentrated in the major United States onshore oil and gas producing regions in the Gulf Coast, Mid-Continent, Rocky Mountain and Appalachian states. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Services. Existing and newly-drilled wells require a range of services to establish and maintain production over their useful lives. We use our well service rig fleet to provide these required services, including maintenance of existing wells, workover of existing wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We have acquired 8 well service rigs during 2012, resulting in a total of 97 well service rigs in 12 locations as of April 20, 2012. Our well service rig fleet consists of eighty-seven 550 horsepower rigs, nine 600 horsepower rigs, and one 400 horsepower rig. All our well service rigs are currently operating or are being actively marketed. We plan to add another 11 well service rigs to our fleet during 2012.

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

In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of April 20, 2012, we operate in 25 locations with 108 wireline units and plan to add another 11 wireline units to our fleet during 2012.

•
Coiled Tubing Services. Coiled tubing is an important element of the well service industry today that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. Our coiled tubing business consists of ten coiled tubing units which are currently deployed in Texas, Louisiana, Oklahoma and Pennsylvania. We plan to add another three coiled tubing units to our fleet during 2012.

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing, and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of March 31, 2012 our fishing and rental tools have a gross book value of $15.4 million.

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
With increasing oil and natural gas prices during 2010, exploration and production companies modestly increased their exploration and production spending for 2010 and industry rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. Increased natural gas production in the U.S. shale regions continues to depress natural gas prices, but oil prices continued to increase during 2011, resulting in continued increases in exploration and production spending during 2011 as compared to 2010. As a result, we experienced continued increases in industry rig utilization and revenue rates during 2011 as compared to 2010. We expect continued modest increases in exploration and production spending for 2012, which we expect will result in modest increases in industry equipment utilization and revenue rates in 2012, as compared to 2011. However, if for the remainder of 2012, oil prices remain steady but natural gas prices continue to decline below historically low levels, then industry equipment utilization and revenue rates could decrease.
For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in capital markets, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

On April 20, 2012, the spot price for West Texas Intermediate crude oil was $103.05, the spot price for Henry Hub natural gas was $1.85 and the Baker Hughes U.S. land rig count was 1,904, a 9% increase from 1,754 on April 22, 2011. The average weekly spot prices of West Texas Intermediate crude oil and Henry Hub natural gas, the average weekly domestic land rig count per the Baker Hughes land rig count, and the average monthly domestic well service rig count for each of the last five years were:

	Three months ended March 31, 2012	Years ended March 31,
		2012	2011	2010	2009	2008
Oil (West Texas Intermediate)	$102.99	$99.03	$83.05	$70.42	$86.35	$82.50
Natural Gas (Henry Hub)	$2.40	$3.59	$4.10	$4.01	$7.78	$7.27
U.S. Land Rig Count	1,929	1,925	1,589	1,034	1,690	1,685
U.S. Well Service Rig Count	2,144	2,108	1,925	1,668	2,392	2,412
Since late 2009, increases primarily in oil prices have caused increases in exploration and production spending and the corresponding increases in drilling and well services activities are reflected by increases in the U.S. land rig counts and the U.S. well service rig counts in 2010, 2011 and 2012.
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

•
Increase our Exposure to Oil-Driven Drilling Activity. We have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and actively seeking contracts with oil-focused producers. As of April 20, 2012, approximately 89% of our working drilling rigs and 80% of our production services assets are operating on wells that are targeting or producing oil or liquids rich natural gas. We believe that our flexible rig fleet and production services assets allow us to target opportunities focused on both natural gas and oil.

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

•
Continue Growth with Select Capital Deployment. We intend to invest in the growth of our business by continuing to strategically upgrade our existing assets, selectively engaging in new-build opportunities, and potentially making selective acquisitions. Our capital investment decisions are determined by an analysis of the projected return on capital employed, which is based on the terms of secured contracts whenever possible, and the investment must be consistent with our strategic objectives. We currently have term contracts for ten new-build AC drilling rigs that are fit for purpose for domestic shale plays, for which we expect seven to begin working by the end of 2012, with the remaining three during the first quarter of 2013. On December 31, 2011, we acquired the coiled tubing service company, Go-Coil, to complement our existing production services offerings. We currently plan to expand our production services fleets by adding a total of 16 wireline units, 19 well service rigs and three coiled tubing units during 2012.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $21.4 million as of March 31, 2012), cash generated from operations, and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In July 2009, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. In November 2009, we obtained $24.0 million in net proceeds when we sold 3,820,000 shares of our common stock at $6.75 per share, less underwriters’ discounts and commissions, pursuant to a public offering under the $300 million shelf registration statement. In July 2011, we obtained $94.3 million in net proceeds when we sold 6,900,000 shares of our common stock at $14.50 per share, less underwriters’ commissions and other offering costs, pursuant to a public offering under the $300 million shelf registration statement. On July 22, 2011, we used $57.0 million of these proceeds to pay down the debt balance outstanding under our Revolving Credit Facility. The current availability under the $300 million shelf registration statement for equity or debt is $174.2 million as of April 20, 2012. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
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
Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. As of April 27, 2012, we had $20.0 million outstanding under our Revolving Credit Facility and $9.0 million in committed letters of credit, which resulted in borrowing availability of $221.0 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.
We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.

Uses of Capital Resources
During the three months ended March 31, 2012, we had $112.4 million of additions to our property and equipment. Currently, we expect to spend approximately $300 million to $330 million on capital expenditures during 2012. We expect the total capital expenditures for 2012 will be allocated approximately 70% for our Drilling Services Division and approximately 30% for our Production Services Division. Our planned capital expenditures for the year ending December 31, 2012 include well services, coiled tubing and wireline fleet additions, partial construction of new-build AC drilling rigs, upgrades to certain drilling rigs and routine capital expenditures. Actual capital expenditures may vary depending on the level of new-build and other expansion opportunities that meet our strategic and return on capital criteria. We expect to fund the remaining capital expenditures from operating cash flow in excess of our working capital requirements and from borrowings under our Revolving Credit Facility.
Working Capital
Our working capital was $81.5 million at March 31, 2012, compared to $129.9 million at December 31, 2011. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.6 at March 31, 2012 compared to 1.9 at December 31, 2011.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, during periods when higher percentages of our drilling contracts are turnkey and footage contracts, our short-term working capital needs could increase.
The changes in the components of our working capital were as follows (amounts in thousands):

	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$21,401	$86,197	$(64,796)
Receivables:
Trade, net of allowance for doubtful accounts	117,274	106,084	11,190
Unbilled receivables	39,759	31,512	8,247
Insurance recoveries	6,464	5,470	994
Income taxes	146	2,168	(2,022)
Deferred income taxes	16,259	15,433	826
Inventory	12,220	11,184	1,036
Prepaid expenses and other current assets	12,207	11,564	643
Current assets	225,730	269,612	(43,882)
Accounts payable	85,117	66,440	18,677
Current portion of long-term debt	873	872	1
Prepaid drilling contracts	4,733	3,966	767
Accrued expenses:
Payroll and related employee costs	23,260	29,057	(5,797)
Insurance premiums and deductibles	10,547	10,583	(36)
Insurance claims and settlements	6,464	5,470	994
Interest	1,789	12,283	(10,494)
Other	11,405	11,009	396
Current liabilities	144,188	139,680	4,508
Working capital	$81,542	$129,932	$(48,390)
The decrease in cash and cash equivalents during the three months ended March 31, 2012 is primarily due to $95.1 million used for purchases of property and equipment, partially offset by $29.7 million of cash provided by operations.
The increases in our trade and unbilled receivables as of March 31, 2012 as compared to December 31, 2011 were primarily due to the increase in revenues of $28.3 million, or 14%, for the quarter ended March 31, 2012 as compared to the quarter ended December 31, 2011, and due to the timing of the billing and collection cycles for long-term drilling contracts in Colombia.

The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expense as of March 31, 2012 as compared to December 31, 2011 is primarily due to an increase in our insurance company's reserve for workers compensation claims in excess of our deductibles.
Income taxes receivable as of December 31, 2011 primarily related to net operating loss carry-backs that were applied against taxable income recognized in prior years which resulted in a tax refund that was received during the first quarter of 2012.
The increase in current deferred income tax assets as of March 31, 2012 as compared to December 31, 2011 is due to a movement of our deferred tax assets related to net operating losses from long-term to current, as we expect to realize them in the short term. The increase was mostly offset by a reduction in the current deferred tax assets for our annual bonus accruals which were paid in the first quarter of 2012, and therefore the associated deferred tax asset was realized.
The increase in our inventory as of March 31, 2012 as compared to December 31, 2011 is primarily due to an increase in the coiled tubing inventory as well as for the expansion of our wireline operations during the first quarter of 2012.
The increase in prepaid expenses and other assets as of March 31, 2012 as compared to December 31, 2011 is primarily due to an increase in deferred mobilization costs for domestic drilling rigs that moved between drilling division locations. The increase is partially offset by a decrease in prepaid insurance costs because most of the insurance premiums are paid in late October of each year, and therefore we had amortization of five months of these October premiums at March 31, 2012, as compared to two months at December 31, 2011.
The increase in accounts payable is primarily due to the increase in operating costs of $13.4 million, or 10%, for the quarter ended March 31, 2012 as compared to the quarter ended December 31, 2011, and due to a $17.3 million increase in our accruals for capital expenditures as of March 31, 2012, as compared to December 31, 2011.
The increase in prepaid drilling contracts as of March 31, 2012 as compared to December 31, 2011 is primarily due to an increase in deferred mobilization revenues for domestic drilling rigs that moved between drilling division locations, partially offset by the decrease in deferred mobilization revenues for several long term contracts in Colombia which will expire in December 2012.
The decrease in accrued payroll and employee related costs as of March 31, 2012 as compared to December 31, 2011 is primarily due to the payment of our 2011 annual bonuses in February 2012, which were fully accrued for as of December 31, 2011.
The decrease in accrued interest expense as of March 31, 2012 as compared to December 31, 2011 is primarily due to the payment of interest on our Senior Notes, for which interest is due semi-annually on March 15 and September 15.
The increase in other accrued expenses as of March 31, 2012 as compared to December 31, 2011 is primarily due to an increase in our sales tax accrual relating to the construction of our new-build drilling rigs, partially offset by a decrease in property tax accruals since most property taxes are paid annually during the first quarter.
Long-term Debt and Other Contractual Obligations
The following table includes all our contractual obligations at March 31, 2012 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$426,198	$873	$250	$75	$425,000
Interest on long-term debt	251,966	42,092	83,962	83,943	41,969
Purchase commitments	125,614	115,240	10,374	—	—
Operating leases	19,236	5,295	7,257	3,085	3,599
Restricted cash obligation	650	650	—	—	—
Total	$823,664	$164,150	$101,843	$87,103	$470,568
At March 31, 2012, long-term debt primarily consists of $425.0 million face amount outstanding under our Senior Notes and $1.1 million outstanding under subordinated notes payable to certain employees that are former shareholders of previously acquired production services businesses. On July 22, 2011, we repaid the entire outstanding debt balance under our Revolving Credit Facility. However, we expect to use the availability under the Revolving Credit Facility to fund our working capital needs, capital expenditures, or selective acquisitions, as necessary, through the final maturity date of June 30, 2016. The $425.0 million face amount outstanding under our Senior Notes will mature on March 15, 2018. Our Senior Notes have a carrying value of $418.0 million as of March 31, 2012, which represents the $425.0 million face value net of the $8.7 million of original issue discount and $1.6 million of original issue premium, net of amortization, based on the effective interest method. Our subordinated notes payable have final maturity dates in March and April 2013.
Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year. Interest payment obligations on our subordinated notes payable are based on interest rates ranging from 6% to 14%, with annual payments of principal and interest through maturity.
Purchase commitments primarily relate to ten new-build drilling rigs, equipment upgrades and purchases of other new equipment. The total estimated cost for the ten new-build drilling rigs is approximately $220 million to $240 million, of which $119.6 million has already been incurred and $75.3 million is reflected in the purchase commitments included in the table above.
Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.
As of March 31, 2012, we had restricted cash in the amount of $0.7 million held in an escrow account to be used for a future payment due March 2013 in connection with the acquisition of Competition.
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At March 31, 2012, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 1.9 to 1.0, our senior consolidated leverage ratio was 0.04 to 1.0, and our interest coverage ratio was 7.4 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At March 31, 2012, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC and Go-Coil, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.

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
Our Senior Notes are not subject to any sinking fund requirements. As of March 31, 2012, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three months ended March 31, 2012 and 2011 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended March 31,
	2012	2011
Drilling Services Division:
Revenues	$124,304	$99,756
Operating costs	81,077	67,509
Drilling Services Division margin	$43,227	$32,247

Average number of drilling rigs	64.0	71.0
Utilization rate	87%	65%
Revenue days	5,064	4,151

Average revenues per day	$24,547	$24,032
Average operating costs per day	16,010	16,263
Drilling Services Division margin per day	$8,537	$7,769

Production Services Division:
Revenues	$107,674	$53,593
Operating costs	60,696	33,228
Production Services Division margin	$46,978	$20,365

Combined:
Revenues	$231,978	$153,349
Operating costs	141,773	100,737
Combined margin	$90,205	$52,612
Adjusted EBITDA	$70,085	$31,658
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

	Three months ended March 31,
	2012	2011
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income (loss):
Combined margin	$90,205	$52,612
General and administrative	(21,143)	(14,521)
Bad debt expense	91	84
Other income (expense)	932	(6,517)
Adjusted EBITDA	70,085	31,658
Depreciation and amortization	(38,373)	(32,256)
Impairment of equipment	(1,032)	—
Interest expense	(9,555)	(7,539)
Income tax (expense) benefit	(6,953)	2,102
Net income (loss)	$14,172	$(6,035)
Our Drilling Services Division experienced increases in its revenues and operating costs due to higher demand for our drilling services in 2012 as compared to 2011, as our industry continues to recover from the downturn that bottomed in late 2009. With increasing oil prices, rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions.
Our Drilling Services Division’s revenues increased by $24.5 million, or 25%, for the three months ended March 31, 2012 as compared to the corresponding period in 2011, due to an increase in utilization rates and drilling revenue rates. The increase in our drilling rig utilization to 87% for the three months ended March 31, 2012 from 65% during the corresponding period in 2011 was partially driven by an increase in demand, but also a result of our decision to dispose of seven drilling rigs in September 2011. The increase in our average drilling revenues per day of 2%, or $515 per day, for the three months ended March 31, 2012 as compared to the corresponding period in 2011, was primarily a result of higher revenue rates for our Colombian operations.
Our Drilling Services Division’s operating costs increased by $13.6 million, or 20%, for the three months ended March 31, 2012, as compared to the corresponding period in 2011, primarily due to the increase in utilization and slightly offset by the decrease in our operating costs per day. Our operating costs per day decreased by 2%, or $253 per day, for the three months ended March 31, 2012 as compared to the corresponding period in 2011, due to lower utilization in Colombia where the operating costs per day are higher than for our domestic operations.
Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Division’s margins. Turnkey drilling contracts also result in higher average revenues per day and higher average operating costs per day when compared to daywork drilling contracts. We completed five turnkey drilling contracts during the three months ended March 31, 2012, as compared to six turnkey drilling contracts completed during the corresponding period in 2011. The following table provides percentages of our drilling revenues by drilling contract type for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Daywork Contracts	93%	92%
Turnkey Contracts	7%	8%

Our Production Services Division's revenues increased by $54.1 million, or 101%, for the three months ended March 31, 2012 as compared to the corresponding period in 2011, while operating costs increased $27.5 million, or 83%. The increases in revenues and operating costs are primarily due to the expansion of our operations through fleet additions and the acquisition of Go-Coil on December 31, 2011. Higher demand for our other production services, which resulted in higher utilization rates and higher revenue rates charged for these services during the three months ended March 31, 2012, has also increased both our Production Services Division’s revenues and operating costs for the three months ended March 31, 2012, as compared to the corresponding period in 2011.
Our general and administrative expense increased by approximately $6.6 million, or 46%, for the three months ended March 31, 2012 as compared to the corresponding period in 2011. The increase is primarily due to increases in payroll and compensation related expenses. As a result of increasing demand for our services and the expansion of our operations through fleet additions and the acquisition of Go-Coil on December 31, 2011, payroll and compensation related expenses increased as we added employees and accrued for increased incentive compensation.
Our other expense for the three months ended March 31, 2011 primarily related to the $7.3 million net-worth tax expense for our Colombian operations which was assessed on January 1, 2011.
Our depreciation and amortization expenses increased by $6.1 million for the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase resulted primarily from the expansion of our operations through the acquisition of Go-Coil on December 31, 2011, capital expenditures made to upgrade certain drilling rigs to meet the needs of our customers and obtain new contracts, and capital expenditures for production services fleet additions.
During the three months ended March 31, 2012, we recorded impairment charges of $1.0 million in association with our decision to retire two mechanical drilling rigs, with most of their components to be used as spare parts, and to retire two wireline units and certain wireline equipment.
Our interest expense increased for the three months ended March 31, 2012, as compared to the corresponding period in 2011, primarily due to the issuance of our Senior Notes in November 2011. The issuance of our Senior Notes in November 2011 increased our overall debt balance in 2012. The overall increase in interest expense was partially offset by $2.0 million of capitalized interest during the three months ended March 31, 2012 associated with the capital expenditures for upgrades to our drilling rig fleet and for our new-build drilling rigs.
Our effective income tax rate for the three months ended March 31, 2012 differs from the federal statutory rate in the United States of 35% primarily due to a lower effective tax rate in foreign jurisdictions, state income taxes, the effect of foreign translation and other permanent differences.

Inflation
Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. Beginning in late 2009, increasing rig counts have resulted in a tightening of labor markets, and therefore we had wage rate increases of approximately 10% across multiple divisions in January 2012.
Costs for rig repairs and maintenance, rig upgrades and new rig construction are also impacted by inflationary pressures when the demand for drilling services increases. We experienced an increase in these costs of approximately 10% during 2011, and we estimate that we will experience similar increases in 2012.
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
Our Production Services Division earns revenues for well services, wireline services, coiled tubing services and fishing and rental services pursuant to master services agreements based on purchase orders, contracts or other arrangements with the customer that include fixed or determinable prices. Production service revenue is recognized when the service has been rendered and collectability is reasonably assured.

The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and for production services completed but not yet invoiced. The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “prepaid drilling contracts” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of March 31, 2012, we had $4.7 million of current deferred mobilization revenues and $5.5 million of current deferred mobilization costs. Amortization of deferred mobilization revenues was $1.2 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.
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
Goodwill—Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We perform a qualitative assessment of goodwill annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill.
If our qualitative assessment of goodwill indicates a possible impairment, we test for goodwill impairment using a two-step process. First, the fair value of each reporting unit with goodwill is compared to its carrying value to determine whether an indication of impairment exists. Second, if impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment.
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
The estimated fair values computed using the income approach and the market approach are then equally weighted and combined into a single fair value. The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital. Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital. The primary assumption used in the market approach is the allocation of total market capitalization to each reporting unit, which is based on projected EBITDA percentages for each reporting unit, and control premiums, which are based on comparable industry averages. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment.
We have goodwill of $41.7 million as of March 31, 2012. All of this goodwill was recorded in connection with the acquisition of the production services business from Go-Coil on December 31, 2011, as described in Note 2, Acquisitions. As a result, the goodwill has been allocated to the coiled tubing services reporting unit within our Production Services Division operating segment.

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
Accounting estimates—We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our customer a well completed to the depth specified in the contract, unless the customer authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. We did not experience a loss on any of the turnkey contracts completed during the three months ended March 31, 2011.
Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had one turnkey contract in progress at March 31, 2012, which was completed prior to the release of the financial statements included in this report.
Our unbilled receivables totaled $39.8 million at March 31, 2012. Of that amount accrued, turnkey drilling contract revenues were $2.1 million. The remaining balance of unbilled receivables related to $34.3 million of the revenue recognized but not yet billed on daywork drilling contracts in progress at March 31, 2012 and $3.4 million related to unbilled receivables for our Production Services Division.
We estimate an allowance for doubtful accounts based on the creditworthiness of our customers as well as general economic conditions. We evaluate the creditworthiness of our customers based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the customer. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $0.9 million at March 31, 2012.
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

As of March 31, 2012, we had a $1.2 million deferred tax asset related to the $3.3 million impairment of our ARPSs which represents a capital loss for tax treatment purposes. We can recognize a tax benefit associated with this impairment to the extent of capital gains we expect to earn in future periods. During the year ended December 31, 2011, we recorded a valuation allowance to fully offset our deferred tax asset relating to this capital loss since we believe capital gains are not likely in future periods.
As of March 31, 2012, we had $39.3 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.
Our accrued insurance premiums and deductibles as of March 31, 2012 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $2.5 million and our workers’ compensation, general liability and auto liability insurance of approximately $6.8 million. We have stop-loss coverage of $150,000 per occurrence under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update increases the prominence of other comprehensive income in financial statements, eliminating the option of presenting other comprehensive income in the statement of changes in equity, and instead, giving companies the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. We are required to comply with this guidance prospectively beginning with our first quarterly filing in 2012. We have not recognized any other comprehensive income during either of the three month periods ended March 31, 2012 or 2011. The adoption of this new guidance has not had an impact on our financial position or results of operations.
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

Other Regulation
The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities, which was assessed on January 1, 2011 and is payable in eight semi-annual installments from 2011 through 2014.
Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. We recognized this tax obligation in full during the first quarter of 2011 in other expense in our condensed consolidated statement of operations. As of March 31, 2012, we have a remaining obligation of $5.7 million, which is recorded in other accrued expenses and other long-term liabilities on our condensed consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of March 31, 2012, we had a zero balance outstanding under our Revolving Credit Facility, which is our only variable rate debt. Future borrowings under the Revolving Credit Facility would be subject to interest rate market risk.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency gains of $0.9 million for the three months ended March 31, 2012.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not make any unregistered sales of equity securities during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 29	14,440	$9.11	—	—
March 1 - March 31	16,187	$9.97	—	—
Total	30,627	$9.56	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2012, to satisfy the employees’ tax withholding obligations in connection with the exercise of nonqualified stock options, which we repurchased based on the fair market value on the date the relevant transaction occurred.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

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
The following financial statements from Pioneer Drilling Company’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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
Dated: May 8, 2012

Index to Exhibits

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

4.3*	-
First Supplemental Indenture, dated November 21, 2011, by and among Pioneer Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Form 8-K dated November 21, 2011, (File No. 1-8182, Exhibit 4.2)).

4.3*	-
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
The following financial statements from Pioneer Drilling Company’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.