Form 10-Q
period 2012-09-30
PIONEER ENERGY SERVICES CORP
filed 2012-11-01
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of October 19, 2012, there were 62,029,235 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,291	$86,197
Receivables:
Trade, net of allowance for doubtful accounts	129,496	106,084
Unbilled receivables	35,976	31,512
Insurance recoveries	6,302	5,470
Income taxes	1,761	2,168
Deferred income taxes	16,109	15,433
Inventory	12,177	11,184
Prepaid expenses and other current assets	10,019	11,564
Total current assets	218,131	269,612
Property and equipment, at cost	1,631,847	1,336,926
Less accumulated depreciation	649,123	542,970
Net property and equipment	982,724	793,956
Intangible assets, net of accumulated amortization of $22,174 and $17,397 as of September 30, 2012 and December 31, 2011, respectively	46,020	52,680
Goodwill	41,683	41,683
Noncurrent deferred income taxes	373	735
Other long-term assets	14,253	14,088
Total assets	$1,303,184	$1,172,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,919	$66,440
Current portion of long-term debt	872	872
Prepaid drilling contracts	2,880	3,966
Accrued expenses:
Payroll and related employee costs	27,464	29,057
Insurance premiums and deductibles	10,418	10,583
Insurance claims and settlements	6,302	5,470
Interest	1,842	12,283
Other	12,935	11,009
Total current liabilities	147,632	139,680
Long-term debt, less current portion	498,502	418,728
Noncurrent deferred income taxes	107,727	94,745
Other long-term liabilities	6,988	9,156
Total liabilities	760,849	662,309
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 62,028,941 shares and 61,782,180 shares outstanding at September 30, 2012 and December 31, 2011, respectively	6,216	6,188
Additional paid-in capital	447,767	442,020
Treasury stock, at cost; 134,188 shares and 95,409 shares at September 30, 2012 and December 31, 2011, respectively	(1,261)	(904)
Accumulated earnings	89,613	63,141
Total shareholders’ equity	542,335	510,445
Total liabilities and shareholders’ equity	$1,303,184	$1,172,754
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues:
Drilling services	$125,662	$108,764	$369,014	$315,043
Production services	104,111	78,887	322,561	197,242
Total revenues	229,773	187,651	691,575	512,285
Costs and expenses:
Drilling services	88,188	72,430	247,896	213,129
Production services	65,395	44,394	191,774	115,376
Depreciation and amortization	42,067	32,992	120,429	97,672
General and administrative	21,269	17,705	64,677	48,086
Bad debt (recovery) expense	(368)	322	(515)	377
Impairment of equipment	—	484	1,032	484
Total costs and expenses	216,551	168,327	625,293	475,124
Income from operations	13,222	19,324	66,282	37,161
Other (expense) income:
Interest expense	(9,453)	(6,137)	(26,658)	(21,659)
Other	307	(1,193)	1,259	(6,956)
Total other expense	(9,146)	(7,330)	(25,399)	(28,615)
Income before income taxes	4,076	11,994	40,883	8,546
Income tax expense	(1,461)	(5,250)	(14,411)	(4,187)
Net income	$2,615	$6,744	$26,472	$4,359

Income per common share—Basic	$0.04	$0.11	$0.43	$0.08

Income per common share—Diluted	$0.04	$0.11	$0.42	$0.08

Weighted average number of shares outstanding—Basic	61,881	59,898	61,743	56,045

Weighted average number of shares outstanding—Diluted	62,825	61,428	62,695	57,522

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$26,472	$4,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,429	97,672
Allowance for doubtful accounts	2	390
(Gain) loss on dispositions of property and equipment	(1,230)	628
Stock-based compensation expense	5,541	5,314
Amortization of debt issuance costs, discount and premium	2,224	2,657
Impairment of equipment	1,032	484
Deferred income taxes	12,270	2,656
Change in other long-term assets	(1,964)	2,136
Change in other long-term liabilities	(2,168)	824
Changes in current assets and liabilities:
Receivables	(27,471)	(49,035)
Inventory	(993)	(1,342)
Prepaid expenses and other current assets	1,756	533
Accounts payable	4,769	3,339
Prepaid drilling contracts	(1,086)	669
Accrued expenses	(10,271)	4,921
Net cash provided by operating activities	129,312	76,205

Cash flows from investing activities:
Acquisition of production services businesses	—	(5,000)
Purchases of property and equipment	(291,051)	(140,565)
Proceeds from sale of property and equipment	2,433	2,261
Proceeds from sale of auction rate securities	—	12,569
Net cash used in investing activities	(288,618)	(130,735)

Cash flows from financing activities:
Debt repayments	(869)	(113,158)
Proceeds from issuance of debt	80,000	74,000
Debt issuance costs	(58)	(3,220)
Proceeds from exercise of options	684	2,344
Proceeds from common stock, net of offering costs of $5,707	—	94,340
Purchase of treasury stock	(357)	(452)
Excess tax benefit of stock option exercises	—	522
Net cash provided by financing activities	79,400	54,376

Net decrease in cash and cash equivalents	(79,906)	(154)
Beginning cash and cash equivalents	86,197	22,011
Ending cash and cash equivalents	$6,291	$21,857

Supplementary disclosure:
Interest paid	$43,349	$26,595
Income tax paid	$88	$592

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Business and Principles of Consolidation
On July 30, 2012, we changed our company name from "Pioneer Drilling Company" to "Pioneer Energy Services Corp." Our common stock will continue to trade on the New York Stock Exchange, but our ticker symbol has changed from "PDC" to "PES." Our company name change reinforces our strategy to expand our service offerings beyond drilling services, which has been our core, legacy business. Pioneer Energy Services provides drilling services and production services to independent and major oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia.
Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies with its fleet of 68 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	13
East Texas	4
West Texas	22
North Dakota	12
Utah	5
Appalachia	4
Colombia	8
68
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
In 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs that are fit for purpose for domestic shale plays. Construction has been completed for six of these new-build drilling rigs which are currently operating in the shale plays. We expect one more new-build drilling rig to be completed and working under term contract by the end of 2012 and two more during the first quarter of 2013. Currently, one of our new-build drilling rigs is no longer under term contract due to construction delays. We are actively marketing this new-build drilling rig, which is scheduled to be completed during the first quarter of 2013.
As of October 19, 2012, 58 drilling rigs are operating under drilling contracts, 46 of which are under term contracts. In addition, one of the two currently idle drilling rigs in Colombia is now under contract to begin working in the fourth quarter of 2012. We are actively marketing all our idle drilling rigs. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with existing or potential clients. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed.
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
As of October 19, 2012, we have a fleet of 105 well servicing rigs consisting of ninety-five 550 horsepower rigs and ten 600 horsepower rigs. All our well servicing rigs are currently operating or are being actively marketed. We currently provide wireline services and coiled tubing services with a fleet of 120 wireline units and 11 coiled tubing units, and we provide rental services with approximately $15.6 million of fishing and rental tools. We plan to add another three well servicing rigs and two coiled tubing units by the end of 2012.

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
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after September 30, 2012, through the filing of this Form 10-Q, for inclusion as necessary.
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
Drilling Contracts
Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the client to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts. Currently, we have contracts with terms of six months to four years in duration. As of October 19, 2012, we have 46 drilling rigs operating under term contracts, including six of the new-build AC drilling rigs. Of these 46 term contracts, if not renewed at the end of their terms, 29 will expire by April 19, 2013 (which includes six drilling rigs in Colombia which will expire on December 31, 2012), ten will expire by October 19, 2013, two will expire by April 19, 2014, two will expire by October 19, 2014 and three will expire by October 19, 2016. We currently have term contracts for another three new-build AC drilling rigs that are fit for purpose for domestic shale plays, one of which we expect to begin working by the end of 2012 and the remaining two to be working during the first quarter of 2013.
Restricted Cash
As of September 30, 2012, we had restricted cash in the amount of $0.7 million held in an escrow account to be used for a future payment due March 2013 to a former shareholder of a previously acquired production services business. Restricted cash of $0.7 million is recorded in other current assets and the associated obligation of $0.7 million is recorded in accrued expenses.
Investments
At December 31, 2010, we held $15.9 million (par value) of auction rate preferred securities (“ARPSs”), which were variable-rate preferred securities with a long-term maturity that were classified as held for sale. On January 19, 2011, we entered into an agreement with a financial institution to sell the ARPSs for $12.6 million, which represented 79% of the par value, plus accrued interest. Under the ARPSs sales agreement, we retained the unilateral right for a period ending January 7, 2013 to: (a) repurchase all the ARPSs that were sold at the $12.6 million price at which they were initially sold to the financial institution; and (b) if not repurchased, receive additional proceeds from the financial institution upon redemption of the ARPSs by the original issuer of these securities (collectively, the “ARPSs Call Option”). Upon origination, the fair value of the ARPSs Call Option was estimated to be $0.6 million and was recognized as other income in our consolidated statement of operations for 2011. We are required to assess the value of the ARPSs Call Option at the end of each reporting period, with any changes in fair value recorded within our consolidated statement of operations. On October 1, 2012, we received proceeds of $0.6 million from the redemption of certain ARPSs by the original issuer of the securities. As of September 30, 2012, the ARPSs Call Option had an estimated fair value of $0.6 million, and was included in our other current assets in our condensed consolidated balance sheet.
Other Long-Term Assets
Other long-term assets consist of cash deposits related to the deductibles on our workers’ compensation insurance policies, the long-term portion of deferred mobilization costs, debt issuance costs, net of amortization, and noncurrent prepaid taxes in Colombia which are creditable against future income taxes. Debt issuance costs are described in more detail in Note 3, Long-term Debt.
Property and Equipment
We recorded a total of $1.0 million of impairment expense in March 2012 associated with the retirement of two drilling rigs and two wireline units. We evaluated the drilling rigs in our fleet that had remained idle and decided to retire two mechanical drilling rigs that were assigned to our East Texas drilling division, with most of their components to be used for spare equipment. We recognized an impairment charge of $0.6 million in association with our decision to retire these two drilling rigs. Also in March 2012, we decided to retire two older wireline units and certain wireline equipment resulting in an impairment charge of approximately $0.4 million.
As of September 30, 2012, we have incurred $148.0 million in construction costs for ongoing projects, primarily for our new-build drilling rigs. During the nine months ended September 30, 2012, we capitalized $8.4 million of interest costs, primarily related to the new-build drilling rigs.

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

3.	Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Senior secured revolving credit facility	$80,000	$—
Senior notes	418,389	417,747
Other notes payable	985	1,853
	499,374	419,600
Less current portion	(872)	(872)
	$498,502	$418,728
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
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 2.50% to 3.25% and 1.50% to 2.25%, respectively. The LIBOR margin and bank prime rate margin in effect at October 19, 2012 are 2.75% and 1.75%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period.
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC (formerly Go-Coil, L.L.C.) was added as a subsidiary guarantor under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.

As of October 19, 2012, we had $100.0 million outstanding under our Revolving Credit Facility and $9.0 million in committed letters of credit, which resulted in borrowing availability of $141.0 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At September 30, 2012, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 2.0 to 1.0, our senior consolidated leverage ratio was 0.4 to 1.0, and our interest coverage ratio was 7.4 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At September 30, 2012, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
The 2010 and 2011 Senior Notes (the “Senior Notes”) are reflected on our condensed consolidated balance sheet at September 30, 2012 with a total carrying value of $418.4 million, which represents the $425.0 million total face value net of the

$8.1 million unamortized portion of original issue discount and $1.5 million unamortized portion of original issue premium. The original issue discount and premium are being amortized over the term of the Senior Notes based on the effective interest method.
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
We were in compliance with these covenants as of September 30, 2012. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC (formerly Go-Coil, L.L.C.) was added as a subsidiary guarantor under the Indenture. (See Note 9, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
Other Notes Payable
We have two notes payable to certain employees that are former shareholders of production services businesses which we have acquired. These notes payable have interest rates of 6% and 14%, require annual payments of principal and interest and have final maturity dates in March and April 2013. We have other debt of $0.1 million as of September 30, 2012 which represents a capital lease obligation for equipment, with monthly payments due through November 2016.
Debt Issuance Costs
Costs incurred in connection with the Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in June 2016. Costs incurred in connection with the issuance of our Senior Notes were capitalized and are being amortized using the straight-line method (which approximates the use of the interest method) over the term of the Senior Notes which mature in March 2018. Capitalized debt costs related to the issuance of our long-term debt were approximately $10.1 million and $11.6 million as of September 30, 2012 and December 31, 2011, respectively. We recognized approximately $1.6 million and $1.3 million of associated amortization during the nine months ended September 30, 2012 and 2011, respectively. In June 2011, we recognized additional amortization expense related to the write-off of $0.6 million of debt issuance costs, representing the portion of unamortized debt issuance costs associated with certain syndicate lenders who are no longer participating in the Revolving Credit Facility as amended on June 30, 2011.

4.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At September 30, 2012 and December 31, 2011, our financial instruments consist primarily of cash, trade receivables, trade payables, long-term debt, and our ARPSs Call Option. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
At September 30, 2012, our ARPSs Call Option is reported at an amount that reflects our current estimate of fair value. To estimate the value of our ARPSs Call Option as of September 30, 2012, we used inputs defined by ASC Topic 820 as level 3 inputs, which are significant unobservable inputs. The fair value of the ARPSs Call Option was estimated using a modified Black-Scholes model, based on an analysis of recent historical transactions for securities with similar characteristics to the underlying ARPSs, and an analysis of the probability that the options would be exercisable as a result of the underlying ARPSs being redeemed or traded in a secondary market at an amount greater than the option price before the expiration date. As of September 30, 2012, the ARPSs Call Option had an estimated fair value of $0.6 million, and was included in our prepaid expenses and other current assets in our condensed consolidated balance sheet. Future changes in the fair values of the ARPSs Call Option will be reflected in other income (expense) in our condensed consolidated statements of operations.
The fair value of our long-term debt at September 30, 2012 and December 31, 2011 is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$499,374	$561,197	$419,600	$443,309

5.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic
Net income	$2,615	$6,744	$26,472	$4,359
Weighted-average shares	61,881	59,898	61,743	56,045
Income per share	$0.04	$0.11	$0.43	$0.08
Diluted
Net income	$2,615	$6,744	$26,472	$4,359
Effect of dilutive securities	—	—	—	—
Net income available to common shareholders after assumed conversion	$2,615	$6,744	$26,472	$4,359
Weighted average shares:
Outstanding	61,881	59,898	61,743	56,045
Diluted effect of stock options, restricted stock, and restricted stock unit awards	944	1,530	952	1,477
	62,825	61,428	62,695	57,522
Income per share	$0.04	$0.11	$0.42	$0.08
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 4,225,796 and 2,348,086 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 4,275,623 and 2,895,148 for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes options-pricing model. There were no stock options granted during the three months ended September 30, 2012 or 2011. The following table summarizes the assumptions used in the Black-Scholes option-pricing model based on a weighted-average calculation for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Expected volatility	70%	65%
Risk-free interest rates	0.8%	1.5%
Expected life in years	5.12	4.33
Options granted	530,156	602,298
Grant-date fair value	$5.02	$4.69
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
The following table summarizes the compensation expense recognized for stock option awards during the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
General and administrative expense	$665	$919	$2,221	$2,812
Operating costs	4	79	56	216
	$669	$998	$2,277	$3,028

During the three and nine months ended September 30, 2012, 6,750 and 170,016 stock options were exercised at a weighted-average exercise price of $4.27 and $4.02, respectively. During the three and nine months ended September 30, 2011, 25,233 and 337,045 stock options were exercised at a weighted-average exercise price of $10.02 and $6.95, respectively. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our condensed consolidated statement of cash flows.

Restricted Stock
We grant restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. During the nine months ended September 30, 2012 and 2011, we granted 49,748 and 32,360 shares of restricted stock awards, with a weighted-average grant-date price of $8.04 and $12.36, respectively. In May 2011, we issued an additional 166,918 shares of restricted stock upon the conversion of performance-based RSU awards.
The following table summarizes the compensation expense recognized for restricted stock awards during the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
General and administrative expense	$131	$296	$526	$747
Operating costs	2	38	30	79
	$133	$334	$556	$826
Restricted Stock Units
We grant restricted stock unit awards with vesting based on time of service conditions only (“time-based RSUs”), and we grant restricted stock unit awards with vesting based on time of service which are also subject to performance and market conditions (“performance-based RSUs”). Shares of our common stock are issued to recipients of restricted stock units only when they have satisfied the applicable vesting conditions.
Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant. There were no time-based RSUs granted during the three months ended September 30, 2012. The following table summarizes the number and weighted-average grant-date fair value of the time-based RSUs granted during the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011:

	Three months ended September 30,	Nine months ended September 30,
	2011	2012	2011
Time-based RSUs granted	12,750	356,813	246,223
Weighted-average grant-date fair value	$15.50	$8.21	$11.20
Our performance-based RSUs are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. There were no grants of performance-based RSUs during the three months ended September 30, 2012 or 2011. The following table summarizes the number and weighted-average grant-date fair value of performance-based RSUs granted during the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Performance-based RSUs granted	221,495	146,479
Weighted-average grant-date fair value	$9.85	$10.23
Performance-based RSUs granted during the nine months ended September 30, 2012 and 2011 will cliff vest after 39 months from the date of grant. The number of shares of common stock awarded will be based upon the Company’s achievement of certain performance conditions, as compared to a predefined peer group, over the respective performance period. Approximately one-third of the performance-based RSUs are subject to a market condition, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued, if any. The remaining two-thirds of the performance-based RSUs are subject to performance conditions, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.

The following table summarizes the compensation expense recognized for restricted stock unit awards during the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
General and administrative expense	$979	$409	$2,381	$1,231
Operating costs	90	93	327	229
	$1,069	$502	$2,708	$1,460

7.	Segment Information
We have two operating segments referred to as the Drilling Services Segment and the Production Services Segment which is the basis management uses for making operating decisions and assessing performance.
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies with its fleet of 68 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	13
East Texas	4
West Texas	22
North Dakota	12
Utah	5
Appalachia	4
Colombia	8
68
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We currently have a fleet of 105 well servicing rigs consisting of ninety-five 550 horsepower rigs and ten 600 horsepower rigs. We currently provide wireline services and coiled tubing services with a fleet of 120 wireline units and 11 coiled tubing units, and we provide rental services with approximately $15.6 million of fishing and rental tools.
The following tables set forth certain financial information for our two operating segments and corporate as of and for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	As of and for the three months ended September 30, 2012
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$837,887	$441,791	$23,506	$1,303,184
Revenues	$125,662	$104,111	$—	$229,773
Operating costs	88,188	65,395	—	153,583
Segment margin	$37,474	$38,716	$—	$76,190
Depreciation and amortization	$27,467	$14,399	$201	$42,067
Capital expenditures	$56,734	$26,269	$402	$83,405

	As of and for the three months ended September 30, 2011
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$645,104	$269,080	$32,704	$946,888
Revenues	$108,764	$78,887	$—	$187,651
Operating costs	72,430	44,394	—	116,824
Segment margin	$36,334	$34,493	$—	$70,827
Depreciation and amortization	$24,405	$8,388	$199	$32,992
Capital expenditures	$44,597	$15,241	$—	$59,838

	As of and for the nine months ended September 30, 2012
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$837,887	$441,791	$23,506	$1,303,184
Revenues	$369,014	$322,561	$—	$691,575
Operating costs	247,896	191,774	—	439,670
Segment margin	$121,118	$130,787	$—	$251,905
Depreciation and amortization	$79,263	$40,508	$658	$120,429
Capital expenditures	$217,926	$85,457	$1,375	$304,758

	As of and for the nine months ended September 30, 2011
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$645,104	$269,080	$32,704	$946,888
Revenues	$315,043	$197,242	$—	$512,285
Operating costs	213,129	115,376	—	328,505
Segment margin	$101,914	$81,866	$—	$183,780
Depreciation and amortization	$73,594	$23,393	$685	$97,672
Capital expenditures	$110,352	$47,986	$—	$158,338
The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment margin	$76,190	$70,827	$251,905	$183,780
Depreciation and amortization	(42,067)	(32,992)	(120,429)	(97,672)
General and administrative	(21,269)	(17,705)	(64,677)	(48,086)
Bad debt recovery (expense)	368	(322)	515	(377)
Impairment of equipment	—	(484)	(1,032)	(484)
Income from operations	$13,222	$19,324	$66,282	$37,161

The following table sets forth certain financial information for our international operations in Colombia as of and for the three and nine months ended September 30, 2012 and 2011 which is included in our Drilling Services Segment (amounts in thousands):

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2012	2011	2012	2011
Identifiable assets	$153,309	$154,255	$153,309	$154,255
Revenues	$24,405	$27,990	$70,706	$81,465
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

8.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $37.9 million relating to our performance under these bonds.
The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities, which was assessed on January 1, 2011 and is payable in eight semi-annual installments from 2011 through 2014. Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. We recognized this tax obligation in full during the first quarter of 2011 in other expense in our condensed consolidated statement of operations. As of September 30, 2012, we have a remaining obligation of $3.8 million, which is recorded in other accrued expenses and other long-term liabilities on our condensed consolidated balance sheet.
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

9.	Guarantor/Non-Guarantor Condensed Consolidated Financial Statements
Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and certain of our future domestic subsidiaries. Effective October 1, 2012, the Indenture was supplemented to add Pioneer Coiled Tubing Services, LLC (formerly Go-Coil, L.L.C.) as a subsidiary guarantor. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of September 30, 2012, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,663	$(3,648)	$1,276	$—	$6,291
Receivables, net of allowance	6	132,086	44,976	(3,533)	173,535
Intercompany receivable (payable)	(125,111)	143,717	(18,606)	—	—
Deferred income taxes	751	7,245	8,113	—	16,109
Inventory	—	5,265	6,912	—	12,177
Prepaid expenses and other current assets	1,403	6,490	2,126	—	10,019
Total current assets	(114,288)	291,155	44,797	(3,533)	218,131
Net property and equipment	2,502	846,828	134,144	(750)	982,724
Investment in subsidiaries	1,099,973	223,520	—	(1,323,493)	—
Intangible assets, net of accumulated amortization	66	15,636	30,318	—	46,020
Goodwill	—	—	41,683	—	41,683
Noncurrent deferred income taxes	47,649	—	373	(47,649)	373
Other long-term assets	10,114	1,423	2,716	—	14,253
Total assets	$1,046,016	$1,378,562	$254,031	$(1,375,425)	$1,303,184
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761	$70,738	$13,420	—	$84,919
Current portion of long-term debt	—	850	22	—	872
Prepaid drilling contracts	—	2,207	673	—	2,880
Accrued expenses	3,630	45,728	13,136	(3,533)	58,961
Total current liabilities	4,391	119,523	27,251	(3,533)	147,632
Long-term debt, less current portion	498,389	—	113	—	498,502
Noncurrent deferred income taxes	—	154,351	1,025	(47,649)	107,727
Other long-term liabilities	151	4,715	2,122	—	6,988
Total liabilities	502,931	278,589	30,511	(51,182)	760,849
Total shareholders’ equity	543,085	1,099,973	223,520	(1,324,243)	542,335
Total liabilities and shareholders’ equity	$1,046,016	$1,378,562	$254,031	$(1,375,425)	$1,303,184

	December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$91,932	$(13,879)	$8,144	$—	$86,197
Receivables, net of allowance	(2)	112,531	32,724	(19)	145,234
Intercompany receivable (payable)	(122,552)	131,585	(9,033)	—	—
Deferred income taxes	1,408	8,644	5,381	—	15,433
Inventory	—	4,533	6,651	—	11,184
Prepaid expenses and other current assets	285	6,304	4,975	—	11,564
Total current assets	(28,929)	249,718	48,842	(19)	269,612
Net property and equipment	1,605	675,679	117,422	(750)	793,956
Investment in subsidiaries	932,237	221,201	—	(1,153,438)	—
Intangible assets, net of accumulated amortization	171	18,829	33,680	—	52,680
Goodwill	—	—	41,683	—	41,683
Noncurrent deferred income taxes	30,835	—	735	(30,835)	735
Other long-term assets	11,949	2,124	15	—	14,088
Total assets	$947,868	$1,167,551	$242,377	$(1,185,042)	$1,172,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,090	$57,150	$8,200	$—	$66,440
Current portion of long-term debt	—	850	22	—	872
Prepaid drilling contracts	—	1,297	2,669	—	3,966
Accrued expenses	16,779	45,012	6,631	(20)	68,402
Total current liabilities	17,869	104,309	17,522	(20)	139,680
Long-term debt, less current portion	417,747	850	131	—	418,728
Noncurrent deferred income taxes	921	124,659	—	(30,835)	94,745
Other long-term liabilities	137	5,496	3,523	—	9,156
Total liabilities	436,674	235,314	21,176	(30,855)	662,309
Total shareholders’ equity	511,194	932,237	221,201	(1,154,187)	510,445
Total liabilities and shareholders’ equity	$947,868	$1,167,551	$242,377	$(1,185,042)	$1,172,754

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$191,753	$38,020	$—	$229,773
Costs and expenses:
Operating costs	—	125,295	28,288	—	153,583
Depreciation and amortization	201	35,727	6,139	—	42,067
General and administrative	5,653	12,780	2,974	(138)	21,269
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt (recovery) expense	—	(412)	44	—	(368)
Total costs and expenses	5,854	172,175	38,660	(138)	216,551
Income (loss) from operations	(5,854)	19,578	(640)	138	13,222
Other income (expense):
Equity in earnings of subsidiaries	11,274	(441)	—	(10,833)	—
Interest expense	(9,440)	(26)	13	—	(9,453)
Other	477	210	(242)	(138)	307
Total other expense (income)	2,311	(257)	(229)	(10,971)	(9,146)
Income (loss) before income taxes	(3,543)	19,321	(869)	(10,833)	4,076
Income tax expense (benefit)	6,158	(8,047)	428	—	(1,461)
Net income (loss)	$2,615	$11,274	$(441)	$(10,833)	$2,615

	Three months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$159,662	$27,989	$—	$187,651
Costs and expenses:
Operating costs	—	95,021	21,803	—	116,824
Depreciation and amortization	198	29,653	3,141	—	32,992
General and administrative	4,983	12,132	698	(108)	17,705
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt (recovery) expense	—	322	—	—	322
Impairment of equipment	—	484	—	—	484
Total costs and expenses	5,181	136,397	26,857	(108)	168,327
Income (loss) from operations	(5,181)	23,265	1,132	108	19,324
Other income (expense):
Equity in earnings of subsidiaries	13,663	(642)	—	(13,021)	—
Interest expense	(6,083)	(58)	4	—	(6,137)
Other	(73)	220	(1,232)	(108)	(1,193)
Total other income (expense)	7,507	(480)	(1,228)	(13,129)	(7,330)
Income (loss) before income taxes	2,326	22,785	(96)	(13,021)	11,994
Income tax expense (benefit)	4,418	(9,122)	(546)	—	(5,250)
Net income (loss)	$6,744	$13,663	$(642)	$(13,021)	$6,744

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$575,927	$115,648	$—	$691,575
Costs and expenses:
Operating costs	—	356,880	82,790	—	439,670
Depreciation and amortization	658	102,216	17,555	—	120,429
General and administrative	16,713	40,151	8,227	(414)	64,677
Intercompany leasing	—	(3,645)	3,645	—	—
Bad debt (recovery) expense	—	(687)	172	—	(515)
Impairment of equipment	—	1,032	—	—	1,032
Total costs and expenses	17,371	495,947	112,389	(414)	625,293
Income (loss) from operations	(17,371)	79,980	3,259	414	66,282
Other income (expense):
Equity in earnings of subsidiaries	52,794	3,820	—	(56,614)	—
Interest expense	(26,648)	(23)	13	—	(26,658)
Other	337	710	626	(414)	1,259
Total other expense (income)	26,483	4,507	639	(57,028)	(25,399)
Income (loss) before income taxes	9,112	84,487	3,898	(56,614)	40,883
Income tax expense (benefit)	17,360	(31,693)	(78)	—	(14,411)
Net income (loss)	$26,472	$52,794	$3,820	$(56,614)	$26,472

	Nine months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$430,820	$81,465	$—	$512,285
Costs and expenses:
Operating costs	—	265,933	62,572	—	328,505
Depreciation and amortization	685	87,782	9,205	—	97,672
General and administrative	13,876	32,502	2,032	(324)	48,086
Intercompany leasing	—	(3,645)	3,645	—	—
Bad debt (recovery) expense	—	377	—	—	377
Impairment of equipment	—	484	—	—	484
Total costs and expenses	14,561	383,433	77,454	(324)	475,124
Income (loss) from operations	(14,561)	47,387	4,011	324	37,161
Other income (expense):
Equity in earnings of subsidiaries	26,164	(3,079)	—	(23,085)	—
Interest expense	(21,487)	(187)	15	—	(21,659)
Other	384	671	(7,687)	(324)	(6,956)
Total other income (expense)	5,061	(2,595)	(7,672)	(23,409)	(28,615)
Income (loss) before income taxes	(9,500)	44,792	(3,661)	(23,085)	8,546
Income tax (expense) benefit	13,859	(18,628)	582	—	(4,187)
Net income (loss)	$4,359	$26,164	$(3,079)	$(23,085)	$4,359

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(162,064)	$270,791	$20,585	$—	$129,312
Cash flows from investing activities:
Purchases of property and equipment	(1,474)	(262,071)	(27,506)	—	(291,051)
Proceeds from sale of property and equipment	—	2,361	72	—	2,433
	(1,474)	(259,710)	(27,434)	—	(288,618)
Cash flows from financing activities:
Debt repayments	—	(850)	(19)	—	(869)
Proceeds from issuance of debt	80,000	—	—	—	80,000
Debt issuance costs	(58)	—	—	—	(58)
Proceeds from exercise of options	684	—	—	—	684
Purchase of treasury stock	(357)	—	—	—	(357)
	80,269	(850)	(19)	—	79,400
Net increase (decrease) in cash and cash equivalents	(83,269)	10,231	(6,868)	—	(79,906)
Beginning cash and cash equivalents	91,932	(13,879)	8,144	—	86,197
Ending cash and cash equivalents	$8,663	$(3,648)	$1,276	$—	$6,291

	Nine months ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(62,332)	$135,116	$3,421	$—	$76,205
Cash flows from investing activities:
Acquisition of production services businesses	—	(5,000)	—	—	(5,000)
Purchases of property and equipment	(431)	(133,645)	(6,489)	—	(140,565)
Proceeds from sale of property and equipment	7	2,247	7	—	2,261
Proceeds from sale of auction rate securities	12,569	—	—	—	12,569
	12,145	(136,398)	(6,482)	—	(130,735)
Cash flows from financing activities:
Debt repayments	(111,812)	(1,346)	—	—	(113,158)
Proceeds from issuance of debt	74,000	—	—	—	74,000
Debt issuance costs	(3,220)	—	—	—	(3,220)
Proceeds from exercise of options	2,344	—	—	—	2,344
Proceeds from common stock, net of offering costs of $5,707	94,340	—	—	—	94,340
Purchase of treasury stock	(452)	—	—	—	(452)
Excess tax benefit of stock option exercises	522	—	—	—	522
	55,722	(1,346)	—	—	54,376
Net increase (decrease) in cash and cash equivalents	5,535	(2,628)	(3,061)	—	(154)
Beginning cash and cash equivalents	15,737	(1,840)	8,114	—	22,011
Ending cash and cash equivalents	$21,272	$(4,468)	$5,053	$—	$21,857

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, decisions about exploration and development projects to be made by oil and gas exploration and production companies, economic cycles and their impact on capital markets and liquidity, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, future compliance with covenants under our senior secured revolving credit facility and our senior notes, the supply of marketable drilling rigs, well servicing rigs, coiled tubing and wireline units within the industry, the continued availability of drilling rig, well servicing rig, coiled tubing and wireline unit components, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our Annual Report on Form 10-K for the year ended December 31, 2011 could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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
On July 30, 2012, we changed our company name from "Pioneer Drilling Company" to "Pioneer Energy Services Corp." Our common stock will continue to trade on the New York Stock Exchange, but our ticker symbol has changed from "PDC" to "PES." Our company name change reinforces our strategy to expand our service offerings beyond drilling services, which has been our core, legacy business. Pioneer Energy Services provides drilling services and production services to independent and major oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet multiple needs of our clients.

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

•
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies with its fleet of 68 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	13
East Texas	4
West Texas	22
North Dakota	12
Utah	5
Appalachia	4
Colombia	8
68
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
In 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs that are fit for purpose for domestic shale plays. Construction has been completed for six of these new-build drilling rigs which are currently operating in the shale plays. We expect one more new-build drilling rig to be completed and working under term contract by the end of 2012 and two more during the first quarter of 2013. Currently, one of our new-build drilling rigs is no longer under term contract due to construction delays. We are actively marketing this new-build drilling rig, which is scheduled to be completed during the first quarter of 2013.
As of October 19, 2012, 58 drilling rigs are operating under drilling contracts, 46 of which are under term contracts. In addition, one of the two currently idle drilling rigs in Colombia is now under contract to begin working in the fourth quarter of 2012. We are actively marketing all our idle drilling rigs. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with existing or potential clients. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed.

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. Newly-drilled and active wells require a range of services to establish and maintain production over their useful lives. We use our well servicing rig fleet to provide these required services, including completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. We have acquired 16 new well servicing rigs during 2012, resulting in a total of 105 well servicing rigs in 12 locations as of October 19, 2012. Our well servicing rig fleet consists of ninety-five 550 horsepower rigs and ten 600 horsepower rigs. All our well servicing rigs are currently operating or are being actively marketed. We plan to add another three well servicing rigs to our fleet during 2012.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. When a producing well is completed, they also must perforate the production casing to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of October 19, 2012, we operate in 25 locations with 120 wireline units.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. Our coiled tubing business consists of seven onshore and four offshore coiled tubing units which are currently deployed in Texas, Louisiana and Oklahoma. We plan to add another two coiled tubing units to our fleet by the end of 2012.

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of September 30, 2012 our fishing and rental tools have a gross book value of $15.6 million.

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
Market Conditions in Our Industry
Demand for oilfield services offered by our industry is a function of our clients’ willingness to make operating expenditures and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected oil and natural gas prices.
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
With increasing oil prices in 2010 and 2011, exploration and production companies increased their exploration and production spending and industry rig utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. During 2012, modest increases in exploration and production spending resulted in modest increases in industry equipment utilization and revenue rates during 2012, as compared to 2011. However, oil prices decreased sharply in mid-2012 for a brief period of time and have since recovered with no overall upward or downward trend for the year. Also, excess natural gas production in the U.S. shale regions continues to depress natural gas prices. If oil and natural gas prices decline, then industry equipment utilization and revenue rates could decrease domestically and in Colombia.
Colombia has experienced significant growth in oil production since 2008 largely due to the infusion of capital by international exploration and production companies as a result of the country's improved regulation and security. Historically, Colombian oil prices have generally trended in line with West Texas Intermediate (WTI) oil prices.

The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Guiberson/Association of Energy Service Companies) over the last five years are illustrated in the graphs below.
As shown in the charts above, the trends in industry rig counts are influenced by fluctuations in oil and natural gas prices, which affect the levels of capital and operating expenditures made by our clients.
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
In contrast, both mandatory and discretionary operating expenditures are more stable than capital expenditures for exploration as these expenditures are less sensitive to commodity price volatility. Mandatory operating expenditure projects involve activities that cannot be avoided in the short term, such as regulatory compliance, safety, contractual obligations and certain projects to maintain the well and related infrastructure in operating condition. Discretionary operating expenditure projects may not be critical to the short-term viability of a lease or field and are generally evaluated according to a simple short-term payout criterion that is far less dependent on commodity price forecasts.
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
For additional information concerning the effects of the volatility in oil and gas prices, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.
Strategy
In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business that operate in active drilling markets in the United States and Colombia. Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing clients, expand our client base in the areas in which we currently operate and further enhance our geographic diversification through selective domestic and international expansion. The key elements of this long-term strategy include:

•
Further Strengthen our Competitive Position in the Most Attractive Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. We are currently operating in unconventional areas in the Bakken, Marcellus and Eagle Ford shales and Permian and Uintah Basins and we expect all of our new-build drilling rigs will be operating in shale or unconventional plays by early 2013. We also intend to continue adding capacity to our wireline, coiled tubing, and well servicing product offerings, which are well positioned to capitalize on increased shale development.

•
Increase our Exposure to Oil and Liquids Rich Natural Gas Drilling Activity. We have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and actively seeking contracts with oil-focused producers. As of October 19, 2012, approximately 91% of our working drilling rigs and 81% of our production services assets are operating on wells that are targeting or producing oil or liquids rich natural gas. We believe that our flexible rig fleet and production services assets allow us to target opportunities focused on both natural gas and oil.

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

•
Continue Growth with Select Capital Deployment. We intend to invest in the growth of our business by continuing to strategically upgrade our existing assets, selectively engaging in new-build opportunities, and potentially making selective acquisitions. Our capital investment decisions are determined by an analysis of the projected return on capital employed, which is based on the terms of secured contracts whenever possible, and the investment must be consistent with our strategic objectives. On December 31, 2011, we acquired the coiled tubing services business of Go-Coil to expand our existing production services offerings. We are further growing our production services fleets by adding a total of 17 wireline units, 19 well servicing rigs and three coiled tubing units during 2012. In 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs that are fit for purpose for domestic shale plays. Construction has been completed for six of these new-build drilling rigs and we expect that construction will be complete on all the remaining new-build drilling rigs by early 2013. When these capital projects are completed, we intend to shift our near term focus toward reducing capital expenditures and using excess cash flows from operations to reduce outstanding debt balances and reposition ourselves for continued long-term growth.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $6.3 million as of September 30, 2012), cash generated from operations, and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of October 19, 2012, the entire $300 million under the shelf registration statement was available for equity or debt offerings. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
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
Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. As of October 19, 2012, we had $100.0 million outstanding under our Revolving Credit Facility and $9.0 million in committed letters of credit, which resulted in borrowing availability of $141.0 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.

We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
During the nine months ended September 30, 2012, we had $304.8 million of additions to our property and equipment. Currently, we expect to spend approximately $335 million to $355 million on capital expenditures during 2012. We expect the total capital expenditures for 2012 will be allocated approximately 70% for our Drilling Services Segment and approximately 30% for our Production Services Segment. Our planned capital expenditures for the year ending December 31, 2012 include well servicing, coiled tubing and wireline fleet additions, partial construction of new-build AC drilling rigs, upgrades to certain drilling rigs and routine capital expenditures. Actual capital expenditures may vary depending on the level of new-build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2012 from operating cash flow in excess of our working capital requirements and from borrowings under our Revolving Credit Facility.
Working Capital
Our working capital was $70.5 million at September 30, 2012, compared to $129.9 million at December 31, 2011. Our current ratio, which we calculate by dividing current assets by current liabilities, was 1.5 at September 30, 2012 compared to 1.9 at December 31, 2011.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements could increase during periods when higher percentages of our drilling contracts are turnkey and footage contracts and when new-build rig construction projects are in progress.
The changes in the components of our working capital were as follows (amounts in thousands):

	September 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$6,291	$86,197	$(79,906)
Receivables:
Trade, net of allowance for doubtful accounts	129,496	106,084	23,412
Unbilled receivables	35,976	31,512	4,464
Insurance recoveries	6,302	5,470	832
Income taxes	1,761	2,168	(407)
Deferred income taxes	16,109	15,433	676
Inventory	12,177	11,184	993
Prepaid expenses and other current assets	10,019	11,564	(1,545)
Current assets	218,131	269,612	(51,481)
Accounts payable	84,919	66,440	18,479
Current portion of long-term debt	872	872	—
Prepaid drilling contracts	2,880	3,966	(1,086)
Accrued expenses:
Payroll and related employee costs	27,464	29,057	(1,593)
Insurance premiums and deductibles	10,418	10,583	(165)
Insurance claims and settlements	6,302	5,470	832
Interest	1,842	12,283	(10,441)
Other	12,935	11,009	1,926
Current liabilities	147,632	139,680	7,952
Working capital	$70,499	$129,932	$(59,433)
The decrease in cash and cash equivalents during the nine months ended September 30, 2012 is primarily due to $291.1 million used for purchases of property and equipment, partially offset by $129.3 million of cash provided by operating activities and $79.1 million provided by net proceeds from the issuance of debt.

The increases in our trade and unbilled receivables as of September 30, 2012 as compared to December 31, 2011 were primarily due to the increase in revenues of $26.1 million, or 13%, for the quarter ended September 30, 2012 as compared to the quarter ended December 31, 2011, and due to the timing of the billing and collection cycles for long-term drilling contracts in Colombia.
The increase in our inventory as of September 30, 2012 as compared to December 31, 2011 is primarily due the expansion of our wireline and coiled tubing operations during 2012.
The decrease in prepaid expenses and other assets as of September 30, 2012 as compared to December 31, 2011 is primarily due to a decrease in prepaid insurance costs because most of the insurance premiums are paid in late October of each year, and therefore we had amortization of eleven months of these October premiums at September 30, 2012, as compared to two months at December 31, 2011. The overall decrease is partially offset by an increase in deferred mobilization costs for domestic drilling rigs that moved between drilling divisions and an increase in the fair value of our ARPSs Call Option.
The increase in accounts payable is primarily due to a $13.7 million increase in our accruals for capital expenditures as of September 30, 2012, as compared to December 31, 2011, and due to the increase in operating costs of $25.2 million, or 20%, for the quarter ended September 30, 2012 as compared to the quarter ended December 31, 2011.
The decrease in prepaid drilling contracts as of September 30, 2012 as compared to December 31, 2011 is due to the amortization of deferred mobilization revenues associated with our long-term drilling contracts in Colombia, which expire on December 31, 2012, and is partially offset by an increase in deferred mobilization for domestic drilling rigs that have moved between drilling divisions in 2012.
The decrease in accrued payroll and employee related costs as of September 30, 2012 as compared to December 31, 2011 is primarily due to the payment of our 2011 annual bonuses in February 2012, which were fully accrued for as of December 31, 2011, and due to lower projected 2012 annual bonuses accrued for during 2012.
The decrease in accrued interest expense is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15.
The increase in other accrued expenses as of September 30, 2012 as compared to December 31, 2011 is primarily due to an increase in our sales tax accrual primarily relating to the construction of our new-build drilling rigs and an increase in property tax accruals due to timing of payments. The increase is partially offset by the finalization of the working capital adjustment which was accrued for as of December 31, 2011 in connection with the acquisition of Go-Coil.
Long-term Debt and Other Contractual Obligations
The following table includes all our contractual obligations at September 30, 2012 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$505,985	$872	$51	$80,062	$425,000
Interest on long-term debt	239,820	44,410	88,702	85,724	20,984
Purchase commitments	52,787	48,191	4,596	—	—
Operating leases	16,978	4,898	6,439	2,461	3,180
Restricted cash obligation	650	650	—	—	—
Total	$816,220	$99,021	$99,788	$168,247	$449,164
At September 30, 2012, long-term debt primarily consists of $425.0 million face amount outstanding under our Senior Notes, $80.0 million outstanding under our Revolving Credit Facility and $0.9 million outstanding under other notes payable to certain employees that are former shareholders of previously acquired production services businesses. The $80.0 million outstanding under our Revolving Credit Facility is due at maturity on June 30, 2016. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient. The $425.0 million face amount outstanding under our Senior Notes will mature on March 15, 2018. Our Senior Notes have a carrying value of $418.4 million as of September 30, 2012, which represents the $425.0 million face value net of the $8.1 million of original issue discount and $1.5 million of original issue premium, net of amortization, based on the effective interest method. Our other notes payable have final maturity dates in March and April 2013.

Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 3.0% interest rate that was in effect at September 30, 2012, and (2) the outstanding balance of $80.0 million at September 30, 2012 to be paid at maturity on June 30, 2016. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year. Interest payment obligations on our other notes payable are based on interest rates ranging from 6% to 14%, with annual payments of principal and interest through maturity.
Purchase commitments primarily relate to new-build drilling rigs, equipment upgrades and purchases of other new equipment. The total estimated cost for the ten new-build drilling rigs is approximately $220 million to $240 million, of which $205.3 million has already been incurred, including $20.6 million which is reflected in the purchase commitments table above.
Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.
As of September 30, 2012, we had restricted cash in the amount of $0.7 million held in an escrow account to be used for a future payment due March 2013 to a former shareholder of a previously acquired production services businesses.
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At September 30, 2012, we were in compliance with our financial covenants. Our total consolidated leverage ratio was 2.0 to 1.0, our senior consolidated leverage ratio was 0.4 to 1.0, and our interest coverage ratio was 7.4 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At September 30, 2012, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC (formerly Go-Coil, L.L.C.) was added as a subsidiary guarantor under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.

In addition to the financial covenants under our Revolving Credit Facility, the Indenture for our Senior Notes contains certain restrictions generally on our ability to:

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
Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and by certain of our future domestic subsidiaries. Effective October 1, 2012, the Indenture was supplemented to add Pioneer Coiled Tubing Services, LLC (formerly Go-Coil, L.L.C.) as a subsidiary guarantor. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes.
Our Senior Notes are not subject to any sinking fund requirements. As of September 30, 2012, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Drilling Services Segment:
Revenues	$125,662	$108,764	$369,014	$315,043
Operating costs	88,188	72,430	247,896	213,129
Drilling Services Segment margin	$37,474	$36,334	$121,118	$101,914

Average number of drilling rigs	66.0	71.0	64.1	71.0
Utilization rate	86%	71%	87%	68%
Revenue days	5,214	4,660	15,310	13,253

Average revenues per day	$24,101	$23,340	$24,103	$23,771
Average operating costs per day	16,914	15,543	16,192	16,082
Drilling Services Segment margin per day	$7,187	$7,797	$7,911	$7,689

Production Services Segment:
Revenues	$104,111	$78,887	$322,561	$197,242
Operating costs	65,395	44,394	191,774	115,376
Production Services Segment margin	$38,716	$34,493	$130,787	$81,866

Combined:
Revenues	$229,773	$187,651	$691,575	$512,285
Operating costs	153,583	116,824	439,670	328,505
Combined margin	$76,190	$70,827	$251,905	$183,780
Adjusted EBITDA	$55,596	$51,607	$189,002	$128,361
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

Adjusted EBITDA is a financial measure that is not in accordance with GAAP, and should not be considered (a) in isolation of, or as a substitute for, net earnings (loss), (b) as an indication of operating performance or cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. We define Adjusted EBITDA as earnings (loss) before interest income (expense), taxes, depreciation, amortization and any impairments. We use this measure, together with our GAAP financial metrics, to assess our financial performance and evaluate our overall progress towards meeting our long-term financial objectives. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency of our operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA, as we calculate it, may not be comparable to Adjusted EBITDA measures reported by other companies. A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income:
Combined margin	$76,190	$70,827	$251,905	$183,780
General and administrative	(21,269)	(17,705)	(64,677)	(48,086)
Bad debt recovery (expense)	368	(322)	515	(377)
Other income (expense)	307	(1,193)	1,259	(6,956)
Adjusted EBITDA	55,596	51,607	189,002	128,361
Depreciation and amortization	(42,067)	(32,992)	(120,429)	(97,672)
Impairment of equipment	—	(484)	(1,032)	(484)
Interest expense	(9,453)	(6,137)	(26,658)	(21,659)
Income tax (expense) benefit	(1,461)	(5,250)	(14,411)	(4,187)
Net income	$2,615	$6,744	$26,472	$4,359
Our Drilling Services Segment experienced increases in its revenues and operating costs due to higher demand for our domestic drilling services in 2012 as compared to 2011, as our industry continues to recover from the downturn that bottomed in late 2009. Domestic revenues increased as a result of increasing oil prices and rig utilization and improved revenue rates particularly in oil-producing regions and in certain shale regions. Increases in domestic revenues and operating costs were partially offset by decreases in our international revenues and operating costs due to decreased utilization in Colombia.
Our Drilling Services Segment’s revenues increased by $16.9 million, or 16%, and $54.0 million, or 17%, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011, primarily due to an increase in domestic drilling rig utilization and the addition of five new-build drilling rigs which began operations during the nine months ended September 30, 2012. With the increase in demand for our drilling services during 2012, our revenue days increased by 12% and 16% for the three and nine months ended September 30, 2012, respectively, when compared to the corresponding periods in 2011, despite a decrease in our international drilling rig utilization. The increase in our domestic drilling rig utilization rate was also partially a result of our decision to dispose of seven drilling rigs in September 2011 and another two drilling rigs in March 2012.
Our Drilling Services Segment’s operating costs increased by $15.8 million, or 22%, and $34.8 million, or 16%, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011, primarily due to the increase in domestic utilization and the addition of five new-build drilling rigs which began operations during the nine months ended September 30, 2012. Our operating costs per day increased by 9%, or $1,371 per day and 1% or $110 per day, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011, primarily due to increases in supplies, repair and maintenance costs mostly in connection with the deployment of our new-build drilling rigs, as well as increased mobilization costs for drilling rigs that were moved between our domestic drilling divisions during the third quarter of 2012.
Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and improve our Drilling Services Segment’s margins. Turnkey drilling contracts also result in higher average revenues per day and higher average operating costs per day when compared to daywork drilling contracts. The following table provides the number of turnkey drilling contracts completed during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Turnkey contracts completed	2	5	8	15
The following table provides the percentages of our drilling revenues by drilling contract type for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Daywork contracts	98%	96%	97%	95%
Turnkey contracts	2%	4%	3%	5%
Our Production Services Segment's revenues increased by $25.2 million, or 32%, and $125.3 million, or 64%, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011, while operating costs increased $21.0 million, or 47% and $76.4 million, or 66%. The increases in revenues and operating costs are primarily due to the expansion of our operations through fleet additions and the acquisition of Go-Coil on December 31, 2011. Higher demand for our other production services, which resulted in higher utilization rates and higher revenue rates charged for these services during the three and nine months ended September 30, 2012, has also increased both our Production Services Segment’s revenues and operating costs for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.
Our general and administrative expense increased by approximately $3.6 million, or 20%, and $16.6 million, or 35% for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. The increase is primarily due to increases in payroll and compensation related expenses resulting from the increased demand for our services and the expansion of our operations through fleet additions and the acquisition of Go-Coil on December 31, 2011.
Our other income for the nine months ended September 30, 2012 includes $0.6 million recognized for the increase in value of our ARPSs Call Option due to the redemption of certain ARPSs on October 1, 2012. Our other expense for the nine months ended September 30, 2011 primarily related to the $7.3 million net-worth tax expense for our Colombian operations, which was assessed on January 1, 2011, and was partially reduced by $0.5 million of income recognized for the ARPSs Call Option in January 2011.
Our depreciation and amortization expenses increased by $9.1 million and $22.8 million for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. This increase resulted primarily from the expansion of our operations through the acquisition of Go-Coil, fleet additions, and capital expenditures for upgrades to our drilling rig fleet.
During the nine months ended September 30, 2012, we recorded impairment charges of $1.0 million in association with our decision to retire two mechanical drilling rigs, with most of their components to be used as spare parts, and to retire two wireline units and certain wireline equipment.
Our interest expense increased for the nine months ended September 30, 2012, as compared to the corresponding period in 2011, primarily due to the issuance of our Senior Notes in November 2011. The issuance of our Senior Notes in November 2011 increased our overall debt balance in 2012. The overall increase in interest expense was partially offset by $8.4 million of capitalized interest during the nine months ended September 30, 2012, associated with the capital expenditures for upgrades to our drilling rig fleet and for our new-build drilling rigs.
Our effective income tax rate for the three and nine months ended September 30, 2012 differs from the federal statutory rate in the United States of 35% primarily due to a lower effective tax rate in foreign jurisdictions, state income taxes, the effect of foreign translation and other permanent differences.

Inflation
Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. Beginning in late 2009, increasing rig counts have resulted in a tightening of labor markets, and therefore we had wage rate increases of approximately 10% across multiple divisions in January 2012.
Costs for rig repairs and maintenance, rig upgrades and new rig construction are also impacted by inflationary pressures when the demand for drilling services increases. We experienced an increase in these costs of approximately 10% during 2011, and we estimate that we will experience similar increases for the year ending December 31, 2012.
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

The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and for production services completed but not yet invoiced. The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “prepaid drilling contracts” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of September 30, 2012, we had $2.9 million and $5.5 million of current deferred mobilization revenues and costs, respectively. Amortization of deferred mobilization revenues was $4.0 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively.
Long-lived tangible and intangible assets—We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts for drilling rigs and well servicing rigs. In performing the impairment evaluation, we estimate the future undiscounted net cash flows relating to long-lived assets grouped at the lowest level that cash flows can be identified. For our Production Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for the individual reporting units (well servicing, wireline, coiled tubing and fishing and rental services). For our Drilling Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the long-lived assets for these asset grouping levels, then we would recognize an impairment charge. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of the assets. The assumptions used in the impairment evaluation for long-lived tangible and intangible assets are inherently uncertain and require management judgment.
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
We have goodwill of $41.7 million as of September 30, 2012. All of this goodwill was recorded in connection with the acquisition of the production services business from Go-Coil on December 31, 2011, as described in Note 2, Acquisitions. As a result, the goodwill has been allocated to the coiled tubing services reporting unit within our Production Services Segment.

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
Accounting estimates—We consider the recognition of revenues and costs on turnkey and footage contracts to be critical accounting estimates. On these types of contracts, we are required to estimate the number of days needed for us to complete the contract and our total cost to complete the contract. Our actual costs could substantially exceed our estimated costs if we encounter problems such as lost circulation, stuck drill pipe or an underground blowout on contracts still in progress subsequent to the release of the financial statements. We receive payment under turnkey and footage contracts when we deliver to our client a well completed to the depth specified in the contract, unless the client authorizes us to drill to a more shallow depth. Since 1995, we have completed all our turnkey or footage contracts. Although our initial cost estimates for turnkey and footage contracts do not include cost estimates for risks such as stuck drill pipe or loss of circulation, we believe that our experienced management team, our knowledge of geologic formations in our areas of operations, the condition of our drilling equipment and our experienced crews have previously enabled us to make reasonable cost estimates and complete contracts according to our drilling plan. While we do bear the risk of loss for cost overruns and other events that are not specifically provided for in our initial cost estimates, our pricing of turnkey and footage contracts takes such risks into consideration. We are more likely to encounter losses on turnkey and footage contracts in periods in which revenue rates are lower for all types of contracts. During periods of reduced demand for drilling rigs, our overall profitability on turnkey and footage contracts has historically exceeded our profitability on daywork contracts. When we encounter, during the course of our drilling operations, conditions unforeseen in the preparation of our original cost estimate, we increase our cost estimate to complete the contract. If we anticipate a loss on a contract in progress at the end of a reporting period due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. We did not experience a loss on any of the turnkey contracts completed during the nine months ended September 30, 2012.
Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. We had no turnkey contracts in progress at September 30, 2012. Our unbilled receivables totaled $36.0 million at September 30, 2012, including unbilled receivables related to $32.5 million of the revenue recognized but not yet billed on daywork drilling contracts in progress at September 30, 2012 and $3.5 million related to unbilled receivables for our Production Services Segment.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We typically invoice our clients at 15-day intervals during the performance of daywork contracts and upon completion of the daywork contract. Turnkey and footage contracts are invoiced upon completion of the contract. Our typical contract provides for payment of invoices in 10 to 30 days. We generally do not extend payment terms beyond 30 days and have not extended payment terms beyond 90 days for any of our contracts in the last three fiscal years. We had an allowance for doubtful accounts of $1.0 million at September 30, 2012.
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
As of September 30, 2012, we had a $1.0 million deferred tax asset related to the impairment of our ARPSs which represents a capital loss for tax treatment purposes. We can recognize a tax benefit associated with this impairment to the extent of capital gains we expect to earn in future periods. During the year ended December 31, 2011, we recorded a valuation allowance to fully offset our deferred tax asset relating to this capital loss since we believed capital gains were not likely in future periods. On October 1, 2012, we received proceeds of $0.6 million from the redemption of certain ARPSs by the original issuer of the securities. These proceeds represent a capital gain, and therefore, we have released $0.2 million of the valuation allowance.
As of September 30, 2012, we had $67.5 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.
Our accrued insurance premiums and deductibles as of September 30, 2012 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $2.7 million and our workers’ compensation, general liability and auto liability insurance of approximately $7.1 million. We have stop-loss coverage of $150,000 per occurrence under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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

Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $7.3 million, which is not deductible for tax purposes. We recognized this tax obligation in full during the first quarter of 2011 in other expense in our condensed consolidated statement of operations. As of September 30, 2012, we have a remaining obligation of $3.8 million, which is recorded in other accrued expenses and other long-term liabilities on our condensed consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of September 30, 2012, we had $80.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.6 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.4 million during the nine months ended September 30, 2012. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2012.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency gains of $0.6 million for the nine months ended September 30, 2012.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not make any unregistered sales of equity securities during the quarter ended September 30, 2012.
Item 3.      Defaults Upon Senior Securities

Not applicable.
Item 4.      Mine Safety Disclosures

Not applicable.
Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number		Description

3.1*	-	Restated Articles of Incorporation of Pioneer Energy Services Corp. (Form 8-K date July 30, 2012 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated July 30, 2012 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Energy Services Corp. (Form 10-Q dated August 7, 2012, (File No. 1-8182, Exhibit 4.1)).

4.2*	-
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

4.6**	-
Second Supplemental Indenture, dated October 1, 2012, among Pioneer Coiled Tubing Services, LLC, Pioneer Energy Services Corp., the other subsidiary guarantors and Wells Fargo Bank, National Association, as trustee.

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: November 1, 2012

Index to Exhibits

Exhibit Number		Description

3.1*	-	Restated Articles of Incorporation of Pioneer Energy Services Corp. (Form 8-K date July 30, 2012 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated July 30, 2012 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Energy Services Corp. (Form 10-Q dated August 7, 2012, (File No. 1-8182, Exhibit 4.1)).

4.2*	-
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

4.6**	-
Second Supplemental Indenture, dated October 1, 2012, among Pioneer Coiled Tubing Services, LLC, Pioneer Energy Services Corp., the other subsidiary guarantors and Wells Fargo Bank, National Association, as trustee.

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.