Form 10-Q
period 2013-03-31
PIONEER ENERGY SERVICES CORP
filed 2013-04-30
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of April 15, 2013, there were 62,174,580 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,508	$23,733
Receivables:
Trade, net of allowance for doubtful accounts	111,316	116,352
Unbilled receivables	44,950	35,140
Insurance recoveries	9,321	6,518
Income taxes	200	834
Deferred income taxes	12,387	11,058
Inventory	12,337	12,111
Prepaid expenses and other current assets	9,400	13,040
Total current assets	210,419	218,786
Property and equipment, at cost	1,728,995	1,698,517
Less accumulated depreciation	717,956	684,177
Net property and equipment	1,011,039	1,014,340
Intangible assets, net of accumulated amortization of $26.5 million and $24.4 million at March 31, 2013 and December 31, 2012, respectively	41,667	43,843
Goodwill	41,683	41,683
Noncurrent deferred income taxes	1,740	5,519
Other long-term assets	17,709	15,605
Total assets	$1,324,257	$1,339,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,847	$83,823
Current portion of long-term debt	222	872
Deferred revenues	2,217	3,880
Accrued expenses:
Payroll and related employee costs	22,380	27,991
Insurance premiums and deductibles	10,979	9,708
Insurance claims and settlements	9,321	6,348
Interest	1,899	12,343
Other	8,505	11,585
Total current liabilities	103,370	156,550
Long-term debt, less current portion	558,949	518,725
Noncurrent deferred income taxes	105,145	108,838
Other long-term liabilities	8,936	7,983
Total liabilities	776,400	792,096
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 62,173,233 and 62,032,517 shares outstanding at March 31, 2013 and December 31, 2012, respectively	6,234	6,217
Additional paid-in capital	451,281	449,554
Treasury stock, at cost; 171,159 and 134,612 shares at March 31, 2013 and December 31, 2012, respectively	(1,539)	(1,264)
Accumulated earnings	91,881	93,173
Total shareholders’ equity	547,857	547,680
Total liabilities and shareholders’ equity	$1,324,257	$1,339,776
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands, except per share data)
Revenues:
Drilling services	$133,074	$124,304
Production services	96,596	107,674
Total revenues	229,670	231,978
Costs and expenses:
Drilling services	88,986	81,077
Production services	60,465	60,696
Depreciation and amortization	46,285	38,373
General and administrative	23,208	21,143
Bad debt expense (recovery)	281	(91)
Impairment of equipment	—	1,032
Total costs and expenses	219,225	202,230
Income from operations	10,445	29,748
Other (expense) income:
Interest expense	(11,462)	(9,555)
Other	(821)	932
Total other expense	(12,283)	(8,623)
(Loss) income before income taxes	(1,838)	21,125
Income tax benefit (expense)	546	(6,953)
Net (loss) income	$(1,292)	$14,172

(Loss) income per common share—Basic	$(0.02)	$0.23

(Loss) income per common share—Diluted	$(0.02)	$0.23

Weighted average number of shares outstanding—Basic	61,967	61,578

Weighted average number of shares outstanding—Diluted	61,967	62,647

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,292)	$14,172
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,285	38,373
Allowance for doubtful accounts	281	(94)
Gain on dispositions of property and equipment	(321)	(733)
Stock-based compensation expense	1,512	2,000
Amortization of debt issuance costs, discount and premium	762	732
Impairment of equipment	—	1,032
Deferred income taxes	(1,287)	5,846
Change in other long-term assets	(2,658)	720
Change in other long-term liabilities	953	219
Changes in current assets and liabilities:
Receivables	(4,252)	(17,320)
Inventory	(226)	(1,036)
Prepaid expenses and other current assets	3,640	(644)
Accounts payable	(6,713)	1,407
Deferred revenues	(1,663)	767
Accrued expenses	(17,864)	(15,789)
Net cash provided by operating activities	17,157	29,652

Cash flows from investing activities:
Purchases of property and equipment	(71,313)	(95,109)
Proceeds from sale of property and equipment	1,567	1,357
Net cash used in investing activities	(69,746)	(93,752)

Cash flows from financing activities:
Debt repayments	(656)	(656)
Proceeds from issuance of debt	40,000	—
Proceeds from exercise of options	295	253
Purchase of treasury stock	(275)	(293)
Net cash provided by (used in) financing activities	39,364	(696)

Net decrease in cash and cash equivalents	(13,225)	(64,796)
Beginning cash and cash equivalents	23,733	86,197
Ending cash and cash equivalents	$10,508	$21,401

Supplementary disclosure:
Interest paid	$21,956	$21,343
Income tax paid (refunded)	$320	$(1,074)

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
Our Drilling Services Segment provides contract land drilling services with its fleet of 71 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	14
East Texas	3
West Texas	23
North Dakota	12
Utah	7
Appalachia	4
Colombia	8
71
In early 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs that are fit for purpose for domestic shale plays. We deployed seven of these new-build drilling rigs during 2012, and deployed the final three in early 2013. All of our new-build drilling rigs are currently operating in shale or unconventional plays under long-term drilling contracts. In April 2013, we sold one mechanical drilling rig that was previously idle in our East Texas division, for which we will recognize an associated gain of approximately $0.2 million.
As of April 15, 2013, 62 of our 71 drilling rigs are earning revenues under drilling contracts, 45 of which are under term contracts. Included in the 45 drilling rigs currently operating under term contracts are four rigs which our client early released due to the recent decrease in demand for vertical conventional drilling in West Texas. These four drilling rigs are under term contracts and therefore we are receiving a standby dayrate for the remainder of the contract term. All of our drilling rigs in Colombia are currently working, six of which are working under term contracts that were extended through the end of 2013. We are actively marketing all of our idle drilling rigs.
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
Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of April 15, 2013, we have a fleet of 109 well servicing rigs consisting of ninety-nine 550 horsepower rigs and ten 600 horsepower rigs, all of which are currently operating or are being actively marketed. We currently provide wireline services and coiled tubing services with a fleet of 119 wireline units and 13 coiled tubing units, and we provide rental services with a gross book value of $16.7 million in fishing and rental tools.
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expense, our estimates of fair value for impairment evaluations, our estimate of deferred taxes, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, and our estimate of compensation related accruals. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements. We suggest that you read these condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2013, through the filing of this Form 10-Q, for inclusion as necessary.
Drilling Contracts
Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the client to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts. Currently, we have contracts with terms of six months to four years in duration. As of April 15, 2013, we have 45 drilling rigs currently operating under term contracts, which if not renewed at the end of their terms, will expire as follows:

		Term Contract Expiration by Period
	Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
United States	39	28	1	2	2	6
Colombia	6	—	6	—	—	—
	45	28	7	2	2	6
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
Our unbilled receivables totaled $45.0 million at March 31, 2013, of which $0.1 million related to turnkey drilling contract revenues, $40.7 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at March 31, 2013 and $4.2 million related to unbilled receivables for our Production Services Segment.
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
Property and Equipment
As of March 31, 2013 and December 31, 2012, we had incurred $29.3 million and $134.9 million, respectively, in construction costs for ongoing projects, primarily for our new-build drilling rigs and additions to our production services fleets. During the three months ended March 31, 2013 and 2012, we capitalized $0.8 million and $2.0 million, respectively, of interest costs incurred during the construction periods of new-build drilling rigs and other drilling equipment.
In March 2012, we decided to retire two mechanical drilling rigs, with most of their components to be used as spare parts, as well as two wireline units and other wireline equipment, and recognized an associated impairment charge of $1.0 million. We recorded gains on disposition of our property and equipment of $0.3 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively, in our drilling services costs and expenses.
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
We have goodwill of $41.7 million as of March 31, 2013. All of this goodwill was recorded in connection with the acquisition of the production services business from Go-Coil on December 31, 2011. As a result, the goodwill has been allocated to the coiled tubing services reporting unit within our Production Services Segment. As of March 31, 2013, we performed the first step of the two-step process to evaluate our goodwill for potential impairment. As a result of this test, we have concluded that the fair value of our coiled tubing services reporting unit is in excess of its carrying value, including goodwill, and therefore no impairment loss on goodwill exists as of March 31, 2013.
However, the coiled tubing services reporting unit's estimated fair value exceeded its carrying value by a nominal amount, indicating that the reporting unit is at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, the most significant of these being the projected utilization and pricing of our coiled tubing services and the weighted average cost of capital (discount rate) used in the discounted cash flow analysis. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. Should the coiled tubing services reporting unit not achieve its projected cash flows, its estimated fair value could fall below its carrying value, resulting in a non-cash impairment charge. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment.
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

2.	Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Senior secured revolving credit facility	$140,000	$100,000
Senior notes	418,848	418,617
Other notes payable	323	980
	559,171	519,597
Less current portion	(222)	(872)
	$558,949	$518,725
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
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 2.50% to 3.25% and 1.50% to 2.25%, respectively. The LIBOR margin and bank prime rate margin in effect at April 15, 2013 are 2.75% and 1.75%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period.
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

As of April 15, 2013, we had $140.0 million outstanding under our Revolving Credit Facility and $8.9 million in committed letters of credit, which resulted in borrowing availability of $101.1 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At March 31, 2013, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.4 to 1.0, our senior consolidated leverage ratio was 0.6 to 1.0, and our interest coverage ratio was 6.3 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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

At March 31, 2013, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
On November 21, 2011, we issued $175 million of unregistered Senior Notes (the “2011 Senior Notes”). The 2011 Senior Notes have the same terms and conditions as the 2010 Senior Notes. The 2011 Senior Notes were sold with an original issue premium of $1.8 million that was based on 101% of their face value, which will result in an effective yield to maturity of approximately 9.66%. On November 21, 2011, we received $172.7 million of net proceeds from the issuance of the 2011 Senior Notes, including the original issue premium, and after $4.1 million of deductions were made for underwriters' fees and other debt offering costs. A portion of the net proceeds were used to fund the acquisition of Go-Coil in December 2011.
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
The 2010 and 2011 Senior Notes (the “Senior Notes”) are reflected on our condensed consolidated balance sheet at March 31, 2013 with a total carrying value of $418.8 million, which represents the $425.0 million total face value net of the $7.6 million unamortized portion of original issue discount and $1.4 million unamortized portion of original issue premium. The original issue discount and premium are being amortized over the term of the Senior Notes based on the effective interest method.
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
We were in compliance with these covenants as of March 31, 2013. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC (formerly Go-Coil, L.L.C.) was added as a subsidiary guarantor under the Indenture. (See Note 8, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
Other Notes Payable
Our other debt consists of $0.2 million due in April 2013 for a note payable to an employee who was a former shareholder of a production services business which we acquired, and $0.1 million which represents a capital lease obligation for equipment with monthly payments due through November 2016.
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
Capitalized debt costs related to the issuance of our long-term debt were approximately $9.1 million and $9.6 million as of March 31, 2013 and December 31, 2012, respectively. We recognized approximately $0.5 million and $0.5 million of associated amortization during the three months ended March 31, 2013 and 2012, respectively.

3.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At March 31, 2013 and December 31, 2012, our financial instruments consist primarily of cash, trade receivables, trade payables, and long-term debt. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$559,171	$604,163	$519,597	$565,257

4.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2013	2012
Basic
Net income (loss)	$(1,292)	$14,172
Weighted-average shares	61,967	61,578
Income (loss) per share	$(0.02)	$0.23
Diluted
Net income (loss)	$(1,292)	$14,172
Effect of dilutive securities	—	—
Net income (loss) available to common shareholders after assumed conversion	$(1,292)	$14,172
Weighted average shares:
Outstanding	61,967	61,578
Diluted effect of stock options, restricted stock, and restricted stock unit awards	—	1,069
	61,967	62,647
Income (loss) per share	$(0.02)	$0.23
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 5,468,628 and 3,742,383 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

5.	Equity Transactions and Stock-Based Compensation Plans
Stock-based Compensation Plans
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the stock options granted during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Expected volatility	66%	70%
Risk-free interest rates	1.0%	0.8%
Expected life in years	5.53	5.31
Options granted	220,656	475,156
Grant-date fair value	$4.36	$5.21

The assumptions used in the Black-Scholes option pricing model are based on multiple factors, including historical exercise patterns of homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and volatility of our stock price. As we have not declared dividends since we became a public company, we did not use a dividend yield. In each case, the actual value that will be realized, if any, will depend on the future performance of our common stock and overall stock market conditions. There is no assurance the value an optionee actually realizes will be at or near the value we have estimated using the Black-Scholes options-pricing model.
During the three months ended March 31, 2013 and 2012, 58,367 and 68,100 stock options were exercised at a weighted-average exercise price of $5.05 and $3.72, respectively. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our condensed consolidated statement of cash flows.
The following table summarizes the compensation expense recognized for stock option awards during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three months ended March 31,
	2013	2012
General and administrative expense	$524	$919
Operating costs	2	44
	$526	$963
Restricted Stock
We grant restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. We did not grant any restricted stock awards during the three months ended March 31, 2013 and 2012.
The following table summarizes the compensation expense recognized for restricted stock awards during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three months ended March 31,
	2013	2012
General and administrative expense	$130	$216
Operating costs	3	15
	$133	$231
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
Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant. Our performance-based RSUs are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. The following table summarizes the number and weighted-average grant-date fair value of the time-based RSUs granted during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Time-based RSUs granted	153,278	205,313
Weighted-average grant-date fair value	$7.66	$9.07

Our performance-based RSUs are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. The following table summarizes the number and weighted-average grant-date fair value of performance-based RSUs granted during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Performance-based RSUs granted	50,858	221,495
Weighted-average grant-date fair value	$8.34	$9.85
Performance-based RSUs granted during 2013, 2012 and 2011 will cliff vest after 39 months from the date of grant. The number of shares of common stock awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the three-year performance period. Approximately one-third of the performance-based RSUs are subject to a market condition, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued, if any. The remaining two-thirds of the performance-based RSUs are subject to performance conditions, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions. As of March 31, 2013, we estimated that our actual achievement level for the performance-based RSUs granted during 2012 and 2011 will be approximately 150% of the predetermined performance conditions.
The following table summarizes the compensation expense recognized for restricted stock unit awards during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three months ended March 31,
	2013	2012
General and administrative expense	$754	$658
Operating costs	99	148
	$853	$806

6.	Segment Information
We have two operating segments referred to as the Drilling Services Segment and the Production Services Segment which is the basis management uses for making operating decisions and assessing performance.
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies with its fleet of 71 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	14
East Texas	3
West Texas	23
North Dakota	12
Utah	7
Appalachia	4
Colombia	8
71
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We currently have a fleet of 109 well servicing rigs consisting of ninety-nine 550 horsepower rigs and ten 600 horsepower rigs. We currently provide wireline services and coiled tubing services with a fleet of 119 wireline units and 13 coiled tubing units, and we provide rental services with a gross book value of $16.7 million in fishing and rental tools.
The following tables set forth certain financial information for our two operating segments and corporate as of and for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	As of and for the three months ended March 31, 2013
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$870,291	$430,829	$23,137	$1,324,257
Revenues	$133,074	$96,596	$—	$229,670
Operating costs	88,986	60,465	—	149,451
Segment margin	$44,088	$36,131	$—	$80,219
Depreciation and amortization	$30,046	$15,987	$252	$46,285
Capital expenditures	$27,796	$13,873	$381	$42,050

	As of and for the three months ended March 31, 2012
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$745,072	$418,934	$35,078	$1,199,084
Revenues	$124,304	$107,674	$—	$231,978
Operating costs	81,077	60,696	—	141,773
Segment margin	$43,227	$46,978	$—	$90,205
Depreciation and amortization	$25,489	$12,718	$166	$38,373
Capital expenditures	$80,584	$31,554	$239	$112,377
The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three months ended March 31,
	2013	2012
Segment margin	$80,219	$90,205
Depreciation and amortization	(46,285)	(38,373)
General and administrative	(23,208)	(21,143)
Bad debt recovery (expense)	(281)	91
Impairment of equipment	—	(1,032)
Income from operations	$10,445	$29,748
The following table sets forth certain financial information for our international operations in Colombia as of and for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	As of and for the three months ended March 31,
	2013	2012
Identifiable assets	$151,498	$152,854
Revenues	$30,775	$23,816
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

7.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $36.0 million relating to our performance under these bonds.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of March 31, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,343	$(3,127)	$4,292	$—	$10,508
Receivables, net of allowance	435	125,799	39,961	(408)	165,787
Intercompany receivable (payable)	(123,417)	149,756	(26,339)	—	—
Deferred income taxes	571	7,151	4,665	—	12,387
Inventory	—	6,074	6,263	—	12,337
Prepaid expenses and other current assets	497	7,333	1,570	—	9,400
Total current assets	(112,571)	292,986	30,412	(408)	210,419
Net property and equipment	3,604	917,102	91,083	(750)	1,011,039
Investment in subsidiaries	1,153,178	116,743	—	(1,269,921)	—
Intangible assets, net of accumulated amortization	70	41,597	—	—	41,667
Goodwill	—	41,683	—	—	41,683
Noncurrent deferred income taxes	58,776	—	1,740	(58,776)	1,740
Other long-term assets	9,051	2,389	6,269	—	17,709
Total assets	$1,112,108	$1,412,500	$129,504	$(1,329,855)	$1,324,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$685	$42,408	$4,754	—	$47,847
Current portion of long-term debt	—	222	—	—	222
Deferred revenues	—	1,593	624	—	2,217
Accrued expenses	3,642	44,426	5,424	(408)	53,084
Total current liabilities	4,327	88,649	10,802	(408)	103,370
Long-term debt, less current portion	558,848	101	—	—	558,949
Noncurrent deferred income taxes	—	163,921	—	(58,776)	105,145
Other long-term liabilities	326	6,651	1,959	—	8,936
Total liabilities	563,501	259,322	12,761	(59,184)	776,400
Total shareholders’ equity	548,607	1,153,178	116,743	(1,270,671)	547,857
Total liabilities and shareholders’ equity	$1,112,108	$1,412,500	$129,504	$(1,329,855)	$1,324,257

	December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,479	$(5,401)	$10,655	$—	$23,733
Receivables, net of allowance	440	129,570	29,128	(294)	158,844
Intercompany receivable (payable)	(124,516)	146,652	(22,136)	—	—
Deferred income taxes	869	8,162	2,027	—	11,058
Inventory	—	5,956	6,155	—	12,111
Prepaid expenses and other current assets	655	9,163	3,222	—	13,040
Total current assets	(104,073)	294,102	29,051	(294)	218,786
Net property and equipment	3,474	921,393	90,223	(750)	1,014,340
Investment in subsidiaries	1,122,814	114,416	—	(1,237,230)	—
Intangible assets, net of accumulated amortization	68	43,775	—	—	43,843
Goodwill	—	41,683	—	—	41,683
Noncurrent deferred income taxes	51,834	—	5,519	(51,834)	5,519
Other long-term assets	9,582	2,340	3,683	—	15,605
Total assets	$1,083,699	$1,417,709	$128,476	$(1,290,108)	$1,339,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$76,828	$5,437	$—	$83,823
Current portion of long-term debt	—	872	—	—	872
Deferred revenues	—	1,954	1,926	—	3,880
Accrued expenses	14,905	48,892	4,472	(294)	67,975
Total current liabilities	16,463	128,546	11,835	(294)	156,550
Long-term debt, less current portion	518,618	107	—	—	518,725
Noncurrent deferred income taxes	(4)	160,676	—	(51,834)	108,838
Other long-term liabilities	192	5,566	2,225	—	7,983
Total liabilities	535,269	294,895	14,060	(52,128)	792,096
Total shareholders’ equity	548,430	1,122,814	114,416	(1,237,980)	547,680
Total liabilities and shareholders’ equity	$1,083,699	$1,417,709	$128,476	$(1,290,108)	$1,339,776

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$198,895	$30,775	$—	$229,670
Costs and expenses:
Operating costs	—	129,062	20,389	—	149,451
Depreciation and amortization	252	42,702	3,331	—	46,285
General and administrative	5,426	17,132	788	(138)	23,208
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery)	—	281	—	—	281
Total costs and expenses	5,678	187,962	25,723	(138)	219,225
Income (loss) from operations	(5,678)	10,933	5,052	138	10,445
Other (expense) income:
Equity in earnings of subsidiaries	9,189	2,342	—	(11,531)	—
Interest expense	(11,449)	(20)	7	—	(11,462)
Other	1	283	(967)	(138)	(821)
Total other (expense) income	(2,259)	2,605	(960)	(11,669)	(12,283)
Income (loss) before income taxes	(7,937)	13,538	4,092	(11,531)	(1,838)
Income tax (expense) benefit	6,645	(4,349)	(1,750)	—	546
Net income (loss)	$(1,292)	$9,189	$2,342	$(11,531)	$(1,292)

	Three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$190,842	$41,136	$—	$231,978
Costs and expenses:
Operating costs	—	114,941	26,832	—	141,773
Depreciation and amortization	165	32,689	5,519	—	38,373
General and administrative	5,508	13,032	2,741	(138)	21,143
Intercompany leasing	—	(1,215)	1,231	(16)	—
Bad debt expense (recovery)	—	(180)	89	—	(91)
Impairment of equipment	—	1,032	—	—	1,032
Total costs and expenses	5,673	160,299	36,412	(154)	202,230
Income (loss) from operations	(5,673)	30,543	4,724	154	29,748
Other (expense) income:
Equity in earnings of subsidiaries	23,550	4,648	—	(28,198)	—
Interest expense	(9,513)	(40)	(2)	—	(9,555)
Other	(68)	250	904	(154)	932
Total other (expense) income	13,969	4,858	902	(28,352)	(8,623)
Income (loss) before income taxes	8,296	35,401	5,626	(28,198)	21,125
Income tax (expense) benefit	5,876	(11,851)	(978)	—	(6,953)
Net income (loss)	$14,172	$23,550	$4,648	$(28,198)	$14,172

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(48,340)	$68,190	$(2,693)	$—	$17,157
Cash flows from investing activities:
Purchases of property and equipment	(816)	(66,164)	(4,333)	—	(71,313)
Proceeds from sale of property and equipment	—	904	663	—	1,567
	(816)	(65,260)	(3,670)	—	(69,746)
Cash flows from financing activities:
Debt repayments	—	(656)	—	—	(656)
Proceeds from issuance of debt	40,000	—	—	—	40,000
Proceeds from exercise of options	295	—	—	—	295
Purchase of treasury stock	(275)	—	—	—	(275)
	40,020	(656)	—	—	39,364
Net increase (decrease) in cash and cash equivalents	(9,136)	2,274	(6,363)	—	(13,225)
Beginning cash and cash equivalents	18,479	(5,401)	10,655	—	23,733
Ending cash and cash equivalents	$9,343	$(3,127)	$4,292	$—	$10,508

	Three months ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(70,272)	$91,273	$8,651	$—	$29,652
Cash flows from investing activities:
Purchases of property and equipment	(478)	(84,565)	(10,066)	—	(95,109)
Proceeds from sale of property and equipment	—	1,316	41	—	1,357
	(478)	(83,249)	(10,025)	—	(93,752)
Cash flows from financing activities:
Debt repayments	—	(650)	(6)	—	(656)
Proceeds from exercise of options	253	—	—	—	253
Purchase of treasury stock	(293)	—	—	—	(293)
	(40)	(650)	(6)	—	(696)
Net increase (decrease) in cash and cash equivalents	(70,790)	7,374	(1,380)	—	(64,796)
Beginning cash and cash equivalents	91,932	(13,879)	8,144	—	86,197
Ending cash and cash equivalents	$21,142	$(6,505)	$6,764	$—	$21,401

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, decisions about exploration and development projects to be made by oil and gas exploration and production companies, economic cycles and their impact on capital markets and liquidity, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, future compliance with covenants under our senior secured revolving credit facility and our senior notes, the supply of marketable drilling rigs, well servicing rigs, coiled tubing and wireline units within the industry, the continued availability of drilling rig, well servicing rig, coiled tubing and wireline unit components, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2012, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our Annual Report on Form 10-K for the year ended December 31, 2012 could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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

Business Segments
We currently conduct our operations through two operating segments: our Drilling Services Segment and our Production Services Segment. The following is a description of these two operating segments. Financial information about our operating segments is included in Note 6, Segment Information, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies with its fleet of 71 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	14
East Texas	3
West Texas	23
North Dakota	12
Utah	7
Appalachia	4
Colombia	8
71
In early 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs that are fit for purpose for domestic shale plays. We deployed seven of these new-build drilling rigs during 2012, and deployed the final three in early 2013. All of our new-build drilling rigs are currently operating in shale or unconventional plays under long-term drilling contracts. In April 2013, we sold one mechanical drilling rig that was previously idle in our East Texas division, for which we will recognize an associated gain of approximately $0.2 million.
As of April 15, 2013, 62 of our 71 drilling rigs are earning revenues under drilling contracts, 45 of which are under term contracts. Included in the 45 drilling rigs currently operating under term contracts are four rigs which our client early released due to the recent decrease in demand for vertical conventional drilling in West Texas. These four drilling rigs are under term contracts and therefore we are receiving a standby dayrate for the remainder of the contract term. All of our drilling rigs in Colombia are currently working, six of which are working under term contracts that were extended through the end of 2013. We are actively marketing all of our idle drilling rigs.
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

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of April 15, 2013, we operate ninety-nine 550 horsepower rigs and ten 600 horsepower rigs through 12 locations, most of which are in the Gulf Coast and ArkLaTex regions.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. To complete a well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of April 15, 2013, we operate through 24 locations with a fleet of 119 wireline units.

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

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of March 31, 2013 our fishing and rental tools have a gross book value of $16.7 million.

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
With generally increasing oil prices in 2010 and 2011, exploration and production companies increased their exploration and production spending and industry equipment utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. During 2012, modest increases in exploration and production spending resulted in modest increases in industry equipment utilization and revenue rates during 2012, as compared to 2011. Though oil prices decreased sharply in mid-2012 for a brief period of time, they recovered with no meaningful upward or downward trend for the year and have remained roughly flat during early 2013. In addition, excess natural gas production in the U.S. shale regions continues to depress natural gas prices. If oil and natural gas prices decline, then industry equipment utilization and revenue rates could decrease domestically and in Colombia.
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
For additional information concerning the effects of the volatility in oil and gas prices, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Strategy
In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business which we operate in the most attractive drilling markets throughout the United States and in Colombia. Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing clients, expand our client base in the areas where we currently operate and further enhance our geographic diversification through selective expansion. The key elements of this long-term strategy are focused on our:

•
Competitive Position in the Most Attractive Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. We are currently operating in unconventional areas in the Bakken, Marcellus and Eagle Ford shales and Permian and Uintah Basins. All of the ten drilling rigs we recently constructed are currently operating in domestic shale and unconventional plays. Additionally, in recent years, we have added significant capacity to our production services fleets, which are well positioned to capitalize on increased shale development.

•
Exposure to Oil and Liquids Rich Natural Gas Drilling Activity. We believe that our flexible drilling and production services fleets allow us to pursue varied opportunities, enabling us to focus on a favorable mix of natural gas, oil and liquids rich natural gas activity. In recent years, we have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and we continue to actively seek contracts with oil-focused producers. As of April 15, 2013, approximately 95% of our working drilling rigs and 78% of our production services assets are operating on wells that are targeting or producing oil or liquids rich natural gas.

•
International Presence. In early 2007, we announced our intention to selectively expand internationally and began a relationship with Ecopetrol S.A. in Colombia after a comprehensive review of international opportunities wherein we determined that Colombia offered an attractive mix of favorable business conditions, political stability, and a long-term commitment to expanding national oil and gas production. Currently, all of our eight drilling rigs in Colombia are working, six of which are under term contracts that were extended through the end of 2013.

•
Growth Through Select Capital Deployment. We have historically invested in the growth of our business by strategically upgrading our existing assets, selectively engaging in new-build opportunities, and through selective acquisitions. We have continued to make significant investments in the growth of our business over the past several years. For example, on December 31, 2011, we acquired a coiled tubing services business to expand our existing production services offerings. We have also added significant capacity to our other production services fleets through the addition of 56 wireline units and 35 well servicing rigs since the beginning of 2010. In 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs, all of which are currently operating in domestic shale or unconventional plays. With these capital projects recently completed, we have shifted our near-term focus toward reducing capital expenditures and using excess cash flows from operations to reduce outstanding debt balances and reposition ourselves for continued long-term growth.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $10.5 million as of March 31, 2013), cash generated from operations and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of April 15, 2013, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
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

Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. As of April 15, 2013, we had $140.0 million outstanding under our Revolving Credit Facility and $8.9 million in committed letters of credit, which resulted in borrowing availability of $101.1 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.
We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
During the three months ended March 31, 2013, we had $42.1 million of additions to our property and equipment. Currently, we expect to spend approximately $140 million to $160 million on capital expenditures during 2013. We expect the total capital expenditures for 2013 will be allocated approximately 70% for our Drilling Services Segment and approximately 30% for our Production Services Segment. Our planned capital expenditures for the year ending December 31, 2013 include the remaining construction costs of our new-build AC drilling rigs, upgrades to certain drilling rigs, additional production services equipment and routine capital expenditures. Actual capital expenditures may vary depending on the level of new-build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2013 from operating cash flow in excess of our working capital requirements.
Working Capital
Our working capital was $107.0 million at March 31, 2013, compared to $62.2 million at December 31, 2012. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.0 at March 31, 2013 compared to 1.4 at December 31, 2012.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements could increase during periods when higher percentages of our drilling contracts are turnkey and footage contracts and when new-build rig construction projects are in progress.

The changes in the components of our working capital were as follows (amounts in thousands):

	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$10,508	$23,733	$(13,225)
Receivables:
Trade, net of allowance for doubtful accounts	111,316	116,352	(5,036)
Unbilled receivables	44,950	35,140	9,810
Insurance recoveries	9,321	6,518	2,803
Income taxes	200	834	(634)
Deferred income taxes	12,387	11,058	1,329
Inventory	12,337	12,111	226
Prepaid expenses and other current assets	9,400	13,040	(3,640)
Current assets	210,419	218,786	(8,367)
Accounts payable	47,847	83,823	(35,976)
Current portion of long-term debt	222	872	(650)
Deferred revenues	2,217	3,880	(1,663)
Accrued expenses:
Payroll and related employee costs	22,380	27,991	(5,611)
Insurance premiums and deductibles	10,979	9,708	1,271
Insurance claims and settlements	9,321	6,348	2,973
Interest	1,899	12,343	(10,444)
Other	8,505	11,585	(3,080)
Current liabilities	103,370	156,550	(53,180)
Working capital	$107,049	$62,236	$44,813
The decrease in cash and cash equivalents during the three months ended March 31, 2013 is primarily due to $71.3 million used for purchases of property and equipment, partially offset by $17.2 million of cash provided by operating activities and $39.3 million in net proceeds from debt borrowings.
The net increase in our total trade and unbilled receivables as of March 31, 2013 as compared to December 31, 2012 is primarily due to the timing of the billing and collection cycles for long-term drilling contracts in Colombia, as well as the increase in revenues of $1.8 million, or 1%, for the quarter ended March 31, 2013 as compared to the quarter ended December 31, 2012.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expenses as of March 31, 2013 as compared to December 31, 2012 is primarily due to an increase in our insurance company's reserve for workers compensation claims in excess of our deductibles.
The increase in current deferred income taxes as of March 31, 2013 as compared to December 31, 2012 is due to a movement of our deferred tax assets related to net operating losses from long-term to current, as we expect to realize them in the short term. The increase was mostly offset by a reduction in the current deferred tax assets for our annual bonus accruals which were paid in the first quarter of 2013.
The decrease in prepaid expenses and other assets as of March 31, 2013 as compared to December 31, 2012 is primarily due to the amortization of deferred mobilization costs for our new-build drilling rigs and other drilling rigs that moved between drilling divisions domestically and between well locations in Colombia.
The decrease in accounts payable is primarily due to a $29.3 million decrease in our accruals for capital expenditures as of March 31, 2013 as compared to December 31, 2012, as we completed construction of three of our new-build drilling rigs during the first quarter of 2013.
The decrease in deferred revenues is primarily related to the amortization of deferred mobilization costs for drilling rigs in Colombia which moved between well locations in 2012.

The decrease in accrued payroll and employee related costs as of March 31, 2013 as compared to December 31, 2012 is primarily due to the payment of our 2012 annual bonuses during the first quarter of 2013, and partially due to lower payroll accruals resulting from fewer payroll days reflected in the accrued payroll at March 31, 2013 as compared to December 31, 2012, due to the timing of pay periods.
The increase in our accrued insurance premiums and deductibles is primarily due to an increase in our health insurance costs.
The decrease in accrued interest expense is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15.
The decrease in other accrued expenses as of March 31, 2013 as compared to December 31, 2012 is primarily due to a decrease in our sales tax accrual which primarily related to the construction of our new-build drilling rigs which were completed in the first quarter of 2013, and a decrease in property tax accruals due to timing of payments.
Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at March 31, 2013 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Long-term debt	$565,323	$222	$53	$565,048	$—
Interest on long-term debt	223,371	46,140	92,260	84,971	—
Purchase commitments	22,506	22,506	—	—	—
Operating leases	17,034	5,095	6,114	2,862	2,963
Other long-term liabilities	16,780	4,896	9,625	2,259	—
Total	$845,014	$78,859	$108,052	$655,140	$2,963
At March 31, 2013, long-term debt consists of $425.0 million face amount outstanding under our Senior Notes, $140.0 million outstanding under our Revolving Credit Facility and $0.3 million of other debt outstanding. The $140.0 million outstanding under our Revolving Credit Facility is due at maturity on June 30, 2016. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient. The $425.0 million face amount outstanding under our Senior Notes will mature on March 15, 2018. Our Senior Notes have a carrying value of $418.8 million as of March 31, 2013, which represents the $425.0 million face value net of the $7.6 million of original issue discount and $1.4 million of original issue premium, net of amortization, based on the effective interest method.
Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 3.0% interest rate that was in effect at March 31, 2013, and (2) the outstanding balance of $140.0 million at March 31, 2013 to be paid at maturity on June 30, 2016. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year.
Purchase commitments primarily relate to new-build drilling rigs, equipment upgrades and purchases of other new equipment.
Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.
Other long-term liabilities include both current and noncurrent portions of the net equity tax payable to the Colombian tax authority and long-term incentive compensation which is payable to our employees, generally contingent upon their continued employment through the date of each respective award's payout.

Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At March 31, 2013, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.4 to 1.0, our senior consolidated leverage ratio was 0.6 to 1.0, and our interest coverage ratio was 6.3 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At March 31, 2013, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Our Senior Notes are not subject to any sinking fund requirements. As of March 31, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.
Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three months ended March 31, 2013 and 2012 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended March 31,
	2013	2012
Drilling Services Segment:
Revenues	$133,074	$124,304
Operating costs	88,986	81,077
Drilling Services Segment margin	$44,088	$43,227

Average number of drilling rigs	70.5	64.0
Utilization rate	84%	87%
Revenue days	5,339	5,064

Average revenues per day	$24,925	$24,547
Average operating costs per day	16,667	16,010
Drilling Services Segment margin per day	$8,258	$8,537

Production Services Segment:
Revenues	$96,596	$107,674
Operating costs	60,465	60,696
Production Services Segment margin	$36,131	$46,978

Combined:
Revenues	$229,670	$231,978
Operating costs	149,451	141,773
Combined margin	$80,219	$90,205
Adjusted EBITDA	$55,909	$70,085
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
Adjusted EBITDA is a financial measure that is not in accordance with GAAP, and should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. We define Adjusted EBITDA as income (loss) before interest income (expense), taxes, depreciation, amortization and any impairments. We use this measure, together with our GAAP financial metrics, to assess our financial performance and evaluate our overall progress towards meeting our long-term financial objectives. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency of our operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA, as we calculate it, may not be comparable to Adjusted EBITDA measures reported by other companies.
A reconciliation of combined Drilling Services Segment margin and Production Services Segment margin to net income (loss), as reported, and a reconciliation of Adjusted EBITDA to net income (loss), as reported, are set forth in the following table.

	Three months ended March 31,
	2013	2012
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income (loss):
Combined margin	$80,219	$90,205
General and administrative	(23,208)	(21,143)
Bad debt (expense) recovery	(281)	91
Other (expense) income	(821)	932
Adjusted EBITDA	55,909	70,085
Depreciation and amortization	(46,285)	(38,373)
Impairment of equipment	—	(1,032)
Interest expense	(11,462)	(9,555)
Income tax (expense) benefit	546	(6,953)
Net income (loss)	$(1,292)	$14,172
Our Drilling Services Segment experienced increases in its revenues and operating costs primarily due to the expansion of our drilling rig fleet, as well as increased utilization in Colombia. Increases in our revenues and operating costs were partially offset by lower utilization for our domestic drilling rigs due to slightly decreased demand for our domestic services during the three months ended March 31, 2013, as compared to the corresponding period in 2012.
Our Drilling Services Segment’s revenues increased by $8.8 million, or 7%, for the three months ended March 31, 2013 as compared to the corresponding period in 2012, resulting from an increase in revenue days of 5% and an increase in revenues per day of 2% or $378 per day. The increases in our revenue days and revenues per day are primarily due to the addition of our new-build drilling rigs which were not in service yet during the first quarter of 2012 and which earn a higher dayrate as compared to our other domestic drilling rigs. Increased utilization in Colombia also contributed to the higher revenue days and revenues per day, as our Colombian operations have higher revenues per day than our domestic drilling rigs.
Our Drilling Services Segment’s operating costs increased by $7.9 million, or 10%, for the three months ended March 31, 2013 as compared to the corresponding period in 2012, primarily due to increased revenue days and partially resulting from higher operating costs per day which increased by 4% or $657 per day. The increase in our operating costs per day was primarily due to higher utilization in Colombia, where we have higher operating costs per day, as well as higher supplies, repair and maintenance costs related to the deployment of our new-build drilling rigs, which incurred additional costs during the initial start-up phase.
Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and to improve our Drilling Services Segment’s margins. Turnkey drilling contracts result in higher average revenues per day and higher average operating costs per day as compared to daywork drilling contracts. During the three months ended March 31, 2013 and 2012, we completed 3 and 5 turnkey contracts, respectively, representing 3% and 7% of our total drilling revenues for each respective period.
Our Production Services Segment's revenues decreased by $11.1 million, or 10%, for the three months ended March 31, 2013 as compared to the corresponding period in 2012, while operating costs decreased by less than 1%. The decrease in revenues is primarily attributable to decreased demand for our coiled tubing and wireline services, partially due to seasonality, which resulted in lower utilization and pricing for these services during the three months ended March 31, 2013 as compared to the corresponding period in 2012. The overall decrease in our production services revenues was partially offset by the expansion of our wireline and well servicing operations through fleet additions we made during 2012.
Our general and administrative expense increased by approximately $2.1 million, or 10%, for the three months ended March 31, 2013 as compared to the corresponding period in 2012. The increase is primarily due to increases in payroll and compensation related expenses resulting from the the expansion of our operations through fleet additions in both our Drilling Services and Production Services Segments.
Our other expense and income for the three months ended March 31, 2013 and March 31, 2012, respectively, is primarily related to foreign currency exchange losses and gains recognized for our Colombian operations.
Our depreciation and amortization expenses increased by $7.9 million for the three months ended March 31, 2013 as compared to the corresponding period in 2012. This increase resulted primarily from the expansion of our operations through our new-build drilling rigs that went into service in 2012 and early 2013.
During the three months ended March 31, 2012, we recorded impairment charges of $1.0 million in association with our decision to retire two drilling rigs, with most of their components to be used as spare parts, and to retire two wireline units and other wireline equipment.
Our interest expense increased for the three months ended March 31, 2013, as compared to the corresponding period in 2012, primarily due to the borrowings under our revolving credit facility during 2012 and early 2013, which increased our overall debt balance in 2013. The overall increase in interest expense was also partially due to less capitalized interest during the three months ended March 31, 2013, as compared to the corresponding period in 2012, associated with the capital expenditures for upgrades to our drilling rig fleet and for our new-build drilling rigs.
Our effective income tax rate for the three months ended March 31, 2013 was 30%, which is less than the federal statutory rate in the United States, primarily due to the effect of foreign translation, the impact of lower effective tax rates in foreign jurisdictions and other permanent differences, partially offset by the impact of state income taxes.

Inflation
Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. With the increase in demand from 2010 through 2011, and the resulting tightening of labor markets, we had a wage rate increase of approximately 10% across multiple divisions in January 2012.
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
The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “deferred revenues” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of March 31, 2013 we had $2.2 million and $2.5 million of current deferred mobilization revenues and costs, respectively, and $0.9 million and $1.0 million of long-term deferred mobilization revenues and costs, respectively. Our deferred mobilization costs and revenues primarily related to long-term contracts for our new-build drilling rigs and long-term contracts for drilling rigs which we moved between drilling divisions. Amortization of deferred mobilization revenues was $2.1 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.
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
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. Our unbilled receivables totaled $45.0 million at March 31, 2013, of which $0.1 million related to turnkey drilling contract revenues, $40.7 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at March 31, 2013 and $4.2 million related to unbilled receivables for our Production Services Segment.
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
We have goodwill of $41.7 million as of March 31, 2013. All of this goodwill was recorded in connection with the acquisition of the production services business from Go-Coil on December 31, 2011. As a result, the goodwill has been allocated to the coiled tubing services reporting unit within our Production Services Segment. As of March 31, 2013, we performed the first step of the two-step process to evaluate our goodwill for potential impairment. As a result of this test, we have concluded that the fair value of our coiled tubing services reporting unit is in excess of its carrying value, including goodwill, and therefore no impairment loss on goodwill exists as of March 31, 2013.

However, the coiled tubing services reporting unit's estimated fair value exceeded its carrying value by a nominal amount, indicating that the reporting unit is at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, the most significant of these being the projected utilization and pricing of our coiled tubing services and the weighted average cost of capital (discount rate) used in the discounted cash flow analysis. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. Should the coiled tubing services reporting unit not achieve its projected cash flows, its estimated fair value could fall below its carrying value, resulting in a non-cash impairment charge. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment.
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
During the three months ended March 31, 2013, we did not experience a loss on any of the turnkey contracts completed. As of March 31, 2013, we had $0.1 million of unbilled receivables related to one turnkey contract that was in progress at March 31, 2013 which was completed prior to the issuance of these financial statements.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $1.3 million at March 31, 2013.

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
As of March 31, 2013, we had $99.8 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.
Our accrued insurance premiums and deductibles as of March 31, 2013 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $3.4 million and our workers’ compensation, general liability and auto liability insurance of approximately $6.3 million. We have stop-loss coverage of $150,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of March 31, 2013, we had $140.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.4 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.2 million during the three months ended March 31, 2013. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2013.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $1.0 million for the three months ended March 31, 2013.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

We did not make any unregistered sales of equity securities during the quarter ended March 31, 2013. The following table provides information relating to our repurchase of common shares during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	18,902	$7.59	—	—
February 1 - February 28	17,319	$7.41	—	—
March 1 - March 31	326	$8.25	—	—
Total	36,547	$7.51	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2013, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock unit awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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

10.1*+	-	Pioneer Energy Services Corp. Nonqualified Retirement and Savings and Investment Plan (Form 8-K filed January 11, 2013 (File No. 1-8182, Exhibit 10.1)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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
Dated: April 30, 2013

Index to Exhibits

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

10.1*+	-	Pioneer Energy Services Corp. Nonqualified Retirement and Savings and Investment Plan (Form 8-K filed January 11, 2013 (File No. 1-8182, Exhibit 10.1)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.
+    Management contract or compensatory plan or arrangement.