Form 10-Q
period 2013-06-30
PIONEER ENERGY SERVICES CORP
filed 2013-07-30
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of July 15, 2013, there were 62,425,390 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,576	$23,733
Receivables:
Trade, net of allowance for doubtful accounts	126,620	116,352
Unbilled receivables	46,145	35,140
Insurance recoveries	16,323	6,518
Income taxes	1,503	834
Deferred income taxes	12,230	11,058
Inventory	12,704	12,111
Prepaid expenses and other current assets	8,890	13,040
Total current assets	241,991	218,786
Property and equipment, at cost	1,744,221	1,698,517
Less accumulated depreciation	748,784	684,177
Net property and equipment	995,437	1,014,340
Intangible assets, net of accumulated amortization of $28.7 million and $24.4 million at June 30, 2013 and December 31, 2012, respectively	36,385	43,843
Goodwill	—	41,683
Noncurrent deferred income taxes	1,095	5,519
Other long-term assets	16,625	15,605
Total assets	$1,291,533	$1,339,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,703	$83,823
Current portion of long-term debt	23	872
Deferred revenues	2,366	3,880
Accrued expenses:
Payroll and related employee costs	25,397	27,991
Insurance premiums and deductibles	11,063	9,708
Insurance claims and settlements	16,323	6,348
Interest	12,347	12,343
Other	8,931	11,585
Total current liabilities	123,153	156,550
Long-term debt, less current portion	549,184	518,725
Noncurrent deferred income taxes	89,106	108,838
Other long-term liabilities	6,643	7,983
Total liabilities	768,086	792,096
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 62,421,390 and 62,032,517 shares outstanding at June 30, 2013 and December 31, 2012, respectively	6,264	6,217
Additional paid-in capital	453,089	449,554
Treasury stock, at cost; 218,883 and 134,612 shares at June 30, 2013 and December 31, 2012, respectively	(1,892)	(1,264)
Accumulated earnings	65,986	93,173
Total shareholders’ equity	523,447	547,680
Total liabilities and shareholders’ equity	$1,291,533	$1,339,776
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues:
Drilling services	$138,250	$119,048	$271,324	$243,352
Production services	110,104	110,776	206,700	218,450
Total revenues	248,354	229,824	478,024	461,802
Costs and expenses:
Drilling services	89,294	78,631	178,280	159,708
Production services	70,287	65,683	130,752	126,379
Depreciation and amortization	47,348	39,989	93,633	78,362
General and administrative	23,768	22,265	46,976	43,408
Bad debt expense (recovery)	137	(56)	418	(147)
Impairment charges	44,788	—	44,788	1,032
Total costs and expenses	275,622	206,512	494,847	408,742
Income (loss) from operations	(27,268)	23,312	(16,823)	53,060
Other (expense) income:
Interest expense	(12,331)	(7,650)	(23,793)	(17,205)
Other	(1,249)	20	(2,070)	952
Total other expense	(13,580)	(7,630)	(25,863)	(16,253)
Income (loss) before income taxes	(40,848)	15,682	(42,686)	36,807
Income tax benefit (expense)	14,953	(5,997)	15,499	(12,950)
Net income (loss)	$(25,895)	$9,685	$(27,187)	$23,857

Income (loss) per common share—Basic	$(0.42)	$0.16	$(0.44)	$0.39

Income (loss) per common share—Diluted	$(0.42)	$0.15	$(0.44)	$0.38

Weighted average number of shares outstanding—Basic	62,177	61,768	62,073	61,673

Weighted average number of shares outstanding—Diluted	62,177	62,620	62,073	62,624

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(27,187)	$23,857
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,633	78,362
Allowance for doubtful accounts	408	370
Gain on dispositions of property and equipment	(1,721)	(1,004)
Stock-based compensation expense	3,064	3,670
Amortization of debt issuance costs, discount and premium	1,534	1,475
Impairment charges	44,788	1,032
Deferred income taxes	(16,717)	11,221
Change in other long-term assets	(2,113)	744
Change in other long-term liabilities	(1,340)	(1,549)
Changes in current assets and liabilities:
Receivables	(22,179)	(22,518)
Inventory	(592)	(2,027)
Prepaid expenses and other current assets	4,147	(1,560)
Accounts payable	353	1,279
Deferred revenues	(1,513)	105
Accrued expenses	(3,888)	(1,759)
Net cash provided by operating activities	70,677	91,698

Cash flows from investing activities:
Purchases of property and equipment	(112,179)	(193,884)
Proceeds from sale of property and equipment	6,059	1,957
Net cash used in investing activities	(106,120)	(191,927)

Cash flows from financing activities:
Debt repayments	(10,862)	(863)
Proceeds from issuance of debt	40,000	35,000
Debt issuance costs	(13)	(23)
Proceeds from exercise of options	789	655
Purchase of treasury stock	(628)	(357)
Net cash provided by financing activities	29,286	34,412

Net decrease in cash and cash equivalents	(6,157)	(65,817)
Beginning cash and cash equivalents	23,733	86,197
Ending cash and cash equivalents	$17,576	$20,380

Supplementary disclosure:
Interest paid	$23,180	$21,783
Income tax paid	$1,627	$823

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
70
In early 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs that are fit for purpose for domestic shale plays. We deployed seven of these new-build drilling rigs during 2012, and deployed the final three in early 2013. All of our new-build drilling rigs are currently operating in shale or unconventional plays under long-term drilling contracts. During the second quarter of 2013, we sold two mechanical drilling rigs that were previously idle in our East Texas division, for which we recognized an associated gain of approximately $0.8 million.
As of July 15, 2013, 60 of our 70 drilling rigs are earning revenues under drilling contracts, 43 of which are under term contracts. Included in the 43 drilling rigs currently operating under term contracts is one rig which our client early released due to the recent decrease in demand for vertical conventional drilling in West Texas. We are receiving a standby dayrate for the remainder of this drilling rig's contract term. All of our drilling rigs in Colombia are currently working, six of which are working under term contracts that were extended through the end of 2013. We are actively marketing all of our idle drilling rigs.
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
Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of July 15, 2013, we have a fleet of 109 well servicing rigs consisting of ninety-nine 550 horsepower rigs and ten 600 horsepower rigs, all of which are currently operating or are being actively marketed. We currently provide wireline services and coiled tubing services with a fleet of 118 wireline units and 13 coiled tubing units, and we provide rental services with a gross book value of $17.0 million in fishing and rental tools.
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
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2013, through the filing of this Form 10-Q, for inclusion as necessary.
Drilling Contracts
Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Generally, our contracts provide for the drilling of a single well and typically permit the client to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts. Currently, we have contracts with terms of six months to four years in duration. As of July 15, 2013, we have 43 drilling rigs operating under term contracts, which if not renewed at the end of their terms, will expire as follows:

		Term Contract Expiration by Period
	Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
United States	37	21	4	3	3	6
Colombia	6	6	—	—	—	—
	43	27	4	3	3	6
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
Our unbilled receivables totaled $46.1 million at June 30, 2013, of which $0.6 million related to turnkey drilling contract revenues, $41.3 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at June 30, 2013 and $4.2 million related to unbilled receivables for our Production Services Segment.
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
Property and Equipment
As of June 30, 2013 and December 31, 2012, we had incurred $30.0 million and $134.9 million, respectively, in construction costs for ongoing projects, primarily for our new-build drilling rigs and additions to our production services fleets. During the six months ended June 30, 2013 and 2012, we capitalized $0.9 million and $6.0 million, respectively, of interest costs incurred during the construction periods of new-build drilling rigs and other drilling equipment.
We recorded gains on disposition of our property and equipment of $1.7 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively, in our drilling services costs and expenses. During the second quarter of 2013, we sold two mechanical drilling rigs that were previously idle in our East Texas division, for which we recognized an associated gain of approximately $0.8 million. In March 2012, we retired two mechanical drilling rigs, with most of their components to be used as spare parts, as well as two wireline units and other wireline equipment, and recognized an associated impairment charge of $1.0 million.
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
Due to several significant adverse factors affecting our coiled tubing services reporting unit, including increased competition in certain coiled tubing markets, turnover of key personnel and lower than anticipated utilization, all of which contributed to a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment analysis of our long-lived tangible and intangible assets as of June 30, 2013. We determined that the sum of the estimated future undiscounted net cash flows for our coiled tubing services reporting unit was less than the carrying amount at June 30, 2013. We then performed a valuation of the assets which resulted in a non-cash impairment charge of $3.1 million to reduce our intangible asset carrying value of client relationships. This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the increased competition in certain coiled tubing markets where we operate and a decline in our projected cash flows for the coiled tubing reporting unit.
The most significant inputs used in our impairment analysis include the projected utilization and pricing of our coiled tubing services, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. An increase of 1% in either the utilization or pricing assumptions would have resulted in a decrease to our impairment charge for our long-lived intangible assets of approximately $1 million. Similarly, a decrease of 1% in either of these assumptions would have led to an approximate $1 million increase to our impairment charge. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating fair values and performing the impairment test are inherently uncertain and require management judgment.
Our impairment analysis did not result in any impairment charges to our tangible long-lived assets, substantially all of which was related to the 13 coiled tubing units. As discussed further below, we also recorded a non-cash impairment charge to reduce the carrying value of goodwill to zero.
Goodwill
Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. In connection with the acquisition of the production services business from Go-Coil, we recorded $41.7 million of goodwill at December 31, 2011, all of which was allocated to the coiled tubing services reporting unit within our Production Services Segment.
We perform a qualitative assessment of goodwill annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. In addition, these circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment of goodwill.
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
Due to several significant adverse factors affecting our coiled tubing services reporting unit, including increased competition in certain coiled tubing markets, turnover of key personnel and lower than anticipated utilization, all of which contributed to a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment analysis of our goodwill as of June 30, 2013. We determined that the fair value of our coiled tubing services reporting unit was less than its carrying value, including goodwill, and therefore, we performed the second step of the goodwill impairment test which led us to conclude that there would be no remaining implied fair value attributable to goodwill. Accordingly, we recorded a non-cash impairment charge of $41.7 million to reduce the carrying value of our goodwill to zero. This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the increased competition in certain coiled tubing markets where we operate and a decline in our projected cash flows for the coiled tubing reporting unit.
The most significant inputs used in our impairment analysis include the projected utilization and pricing of our coiled tubing services and the weighted average cost of capital (discount rate) used in order to calculate the discounted cash flows for the reporting unit. These inputs are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. We assumed a 13% discount rate to estimate the fair value of the coiled tubing services reporting unit. A decrease in this assumption of 5% would have resulted in a decrease to our goodwill impairment charge of approximately $3.5 million. An increase of 1% in either the utilization or pricing assumptions would have resulted in a decrease to our goodwill impairment charge of approximately $2 million or $3 million, respectively. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment.
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

2.	Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Senior secured revolving credit facility	$130,000	$100,000
Senior notes	419,089	418,617
Other notes payable	118	980
	549,207	519,597
Less current portion	(23)	(872)
	$549,184	$518,725
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
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 2.50% to 3.25% and 1.50% to 2.25%, respectively. The LIBOR margin and bank prime rate margin currently in effect are 2.75% and 1.75%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period.
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

As of July 15, 2013, we had $130.0 million outstanding under our Revolving Credit Facility and $8.9 million in committed letters of credit, which resulted in borrowing availability of $111.1 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At June 30, 2013, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.3 to 1.0, our senior consolidated leverage ratio was 0.6 to 1.0, and our interest coverage ratio was 5.7 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At June 30, 2013, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
The 2010 and 2011 Senior Notes (the “Senior Notes”) are reflected on our condensed consolidated balance sheet at June 30, 2013 with a total carrying value of $419.1 million, which represents the $425.0 million total face value net of the $7.3 million unamortized portion of original issue discount and $1.4 million unamortized portion of original issue premium. The original issue discount and premium are being amortized over the term of the Senior Notes based on the effective interest method.
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
We were in compliance with these covenants as of June 30, 2013. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC (formerly Go-Coil, L.L.C.) was added as a subsidiary guarantor under the Indenture. (See Note 8, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
Other Notes Payable
Our other debt represents a capital lease obligation for equipment with monthly payments due through November 2016.

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
Capitalized debt costs related to the issuance of our long-term debt were approximately $8.5 million and $9.6 million as of June 30, 2013 and December 31, 2012, respectively. We recognized approximately $1.1 million and $1.1 million of associated amortization during the six months ended June 30, 2013 and 2012, respectively.

3.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At June 30, 2013 and December 31, 2012, our financial instruments consist primarily of cash, trade and other receivables, trade payables, and long-term debt. The carrying value of cash, trade and other receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$549,207	$588,279	$519,597	$565,257

4.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic
Net income (loss)	$(25,895)	$9,685	$(27,187)	$23,857
Weighted-average shares	62,177	61,768	62,073	61,673
Income (loss) per share	$(0.42)	$0.16	$(0.44)	$0.39
Diluted
Net income (loss)	$(25,895)	$9,685	$(27,187)	$23,857
Weighted average shares:
Outstanding	62,177	61,768	62,073	61,673
Diluted effect of stock options, restricted stock, and restricted stock unit awards	—	852	—	951
	62,177	62,620	62,073	62,624
Income (loss) per share	$(0.42)	$0.15	$(0.44)	$0.38
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 5,584,899 and 5,461,022 shares of common stock for the three and six months ended June 30, 2013, respectively, and 4,416,886 and 4,309,528 for the three and six months ended June 30, 2012, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

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
The following table summarizes the compensation expense recognized for stock option, restricted stock and restricted stock unit awards during the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock option awards	$421	$645	$947	$1,608
Restricted stock awards	130	192	263	423
Restricted stock unit awards	1,001	833	1,854	1,639
	$1,552	$1,670	$3,064	$3,670
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the three months ended June 30, 2013. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the stock options granted during the six months ended June 30, 2013 and the three and six months ended June 30, 2012:

	Three months ended June 30,	Six months ended June 30,
	2012	2013	2012
Expected volatility	68%	66%	70%
Risk-free interest rates	0.4%	1.0%	0.8%
Expected life in years	3.50	5.53	5.12
Options granted	55,000	220,656	530,156
Grant-date fair value	$3.35	$4.36	$5.02
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
During the three and six months ended June 30, 2013, 104,500 and 162,867 stock options were exercised at a weighted-average exercise price of $4.73 and $4.84, respectively. During the three and six months ended June 30, 2012, 95,166 and 163,266 stock options were exercised at a weighted-average exercise price of $4.22 and $4.01, respectively. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our condensed consolidated statement of cash flows.

Restricted Stock
Historically, we have generally granted restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. However, beginning in 2013, we began granting restricted stock awards with a vesting period of one year. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. During the six months ended June 30, 2013 and 2012, we granted 61,248 and 49,748 shares of restricted stock awards, with a weighted-average grant-date fair value of $7.57 and $8.04, respectively.
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
The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Time-based RSUs:
Time-based RSUs granted	252,749	151,500	406,027	356,813
Weighted-average grant-date fair value	$7.54	$7.04	$7.59	$8.21

Performance-based RSUs:
Performance-based RSUs granted	295,873	—	346,731	221,495
Weighted-average grant-date fair value	$8.33	$—	$8.34	$9.85
Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant.
Our performance-based RSUs generally cliff vest after 39 months from the date of grant and are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. The number of shares of common stock awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the performance period, generally three years. Approximately one-third of the performance-based RSUs are subject to a market condition, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued, if any. The remaining two-thirds of the performance-based RSUs are subject to performance conditions, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions. As of June 30, 2013, we estimated that our actual achievement level for the performance-based RSUs granted during 2011 and 2012 will be approximately 135% and 140% of the predetermined performance conditions, respectively.

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
70
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We currently have a fleet of 109 well servicing rigs consisting of ninety-nine 550 horsepower rigs and ten 600 horsepower rigs. We currently provide wireline services and coiled tubing services with a fleet of 118 wireline units and 13 coiled tubing units, and we provide rental services with a gross book value of $17.0 million in fishing and rental tools.

The following tables set forth certain financial information for our two operating segments and corporate as of and for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	As of and for the three months ended June 30, 2013
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$849,649	$414,729	$27,155	$1,291,533
Revenues	$138,250	$110,104	$—	$248,354
Operating costs	89,294	70,287	—	159,581
Segment margin	$48,956	$39,817	$—	$88,773
Depreciation and amortization	$31,041	$16,025	$282	$47,348
Capital expenditures	$19,548	$12,361	$751	$32,660

	As of and for the three months ended June 30, 2012
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$803,264	$432,584	$35,560	$1,271,408
Revenues	$119,048	$110,776	$—	$229,824
Operating costs	78,631	65,683	—	144,314
Segment margin	$40,417	$45,093	$—	$85,510
Depreciation and amortization	$26,307	$13,391	$291	$39,989
Capital expenditures	$80,608	$27,634	$734	$108,976

	As of and for the six months ended June 30, 2013
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$849,649	$414,729	$27,155	$1,291,533
Revenues	$271,324	$206,700	$—	$478,024
Operating costs	178,280	130,752	—	309,032
Segment margin	$93,044	$75,948	$—	$168,992
Depreciation and amortization	$61,087	$32,012	$534	$93,633
Capital expenditures	$47,344	$26,234	$1,132	$74,710

	As of and for the six months ended June 30, 2012
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$803,264	$432,584	$35,560	$1,271,408
Revenues	$243,352	$218,450	$—	$461,802
Operating costs	159,708	126,379	—	286,087
Segment margin	$83,644	$92,071	$—	$175,715
Depreciation and amortization	$51,796	$26,109	$457	$78,362
Capital expenditures	$161,192	$59,188	$973	$221,353

The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment margin	$88,773	$85,510	$168,992	$175,715
Depreciation and amortization	(47,348)	(39,989)	(93,633)	(78,362)
General and administrative	(23,768)	(22,265)	(46,976)	(43,408)
Bad debt recovery (expense)	(137)	56	(418)	147
Impairment charges	(44,788)	—	(44,788)	(1,032)
Income (loss) from operations	$(27,268)	$23,312	$(16,823)	$53,060
The following table sets forth certain financial information for our international operations in Colombia as of and for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2013	2012	2013	2012
Identifiable assets	$150,223	$149,305	$150,223	$149,305
Revenues	$30,627	$22,485	$61,402	$46,301
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

7.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $34.3 million relating to our performance under these bonds as of June 30, 2013.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of June 30, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,491	$(1,771)	$6,856	$—	$17,576
Receivables, net of allowance	1,019	148,452	41,533	(413)	190,591
Intercompany receivable (payable)	(24,836)	51,869	(27,033)	—	—
Deferred income taxes	680	7,088	4,462	—	12,230
Inventory	—	6,740	5,964	—	12,704
Prepaid expenses and other current assets	1,362	6,357	1,171	—	8,890
Total current assets	(9,284)	218,735	32,953	(413)	241,991
Net property and equipment	4,072	902,764	89,351	(750)	995,437
Investment in subsidiaries	1,021,444	117,269	—	(1,138,713)	—
Intangible assets, net of accumulated amortization	72	36,313	—	—	36,385
Noncurrent deferred income taxes	64,938	—	1,095	(64,938)	1,095
Other long-term assets	8,543	2,228	5,854	—	16,625
Total assets	$1,089,785	$1,277,309	$129,253	$(1,204,814)	$1,291,533
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,680	$42,203	$3,233	(413)	$46,703
Current portion of long-term debt	—	23	—	—	23
Deferred revenues	—	1,916	450	—	2,366
Accrued expenses	14,630	52,177	7,254	—	74,061
Total current liabilities	16,310	96,319	10,937	(413)	123,153
Long-term debt, less current portion	549,089	95	—	—	549,184
Noncurrent deferred income taxes	—	154,044	—	(64,938)	89,106
Other long-term liabilities	189	5,407	1,047	—	6,643
Total liabilities	565,588	255,865	11,984	(65,351)	768,086
Total shareholders’ equity	524,197	1,021,444	117,269	(1,139,463)	523,447
Total liabilities and shareholders’ equity	$1,089,785	$1,277,309	$129,253	$(1,204,814)	$1,291,533

	December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,479	$(5,401)	$10,655	$—	$23,733
Receivables, net of allowance	440	129,570	29,128	(294)	158,844
Intercompany receivable (payable)	(124,516)	146,652	(22,136)	—	—
Deferred income taxes	869	8,162	2,027	—	11,058
Inventory	—	5,956	6,155	—	12,111
Prepaid expenses and other current assets	655	9,163	3,222	—	13,040
Total current assets	(104,073)	294,102	29,051	(294)	218,786
Net property and equipment	3,474	921,393	90,223	(750)	1,014,340
Investment in subsidiaries	1,122,814	114,416	—	(1,237,230)	—
Intangible assets, net of accumulated amortization	68	43,775	—	—	43,843
Goodwill	—	41,683	—	—	41,683
Noncurrent deferred income taxes	51,834	—	5,519	(51,834)	5,519
Other long-term assets	9,582	2,340	3,683	—	15,605
Total assets	$1,083,699	$1,417,709	$128,476	$(1,290,108)	$1,339,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$76,828	$5,437	$—	$83,823
Current portion of long-term debt	—	872	—	—	872
Deferred revenues	—	1,954	1,926	—	3,880
Accrued expenses	14,905	48,892	4,472	(294)	67,975
Total current liabilities	16,463	128,546	11,835	(294)	156,550
Long-term debt, less current portion	518,618	107	—	—	518,725
Noncurrent deferred income taxes	(4)	160,676	—	(51,834)	108,838
Other long-term liabilities	192	5,566	2,225	—	7,983
Total liabilities	535,269	294,895	14,060	(52,128)	792,096
Total shareholders’ equity	548,430	1,122,814	114,416	(1,237,980)	547,680
Total liabilities and shareholders’ equity	$1,083,699	$1,417,709	$128,476	$(1,290,108)	$1,339,776

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$217,727	$30,627	$—	$248,354
Costs and expenses:
Operating costs	—	138,783	20,798	—	159,581
Depreciation and amortization	282	43,745	3,321	—	47,348
General and administrative	6,085	17,030	791	(138)	23,768
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery)	67	70	—	—	137
Impairment charges	—	44,788	—	—	44,788
Total costs and expenses	6,434	243,201	26,125	(138)	275,622
Income (loss) from operations	(6,434)	(25,474)	4,502	138	(27,268)
Other income (expense):
Equity in earnings of subsidiaries	(13,455)	1,511	—	11,944	—
Interest expense	(12,341)	—	10	—	(12,331)
Other	1	574	(1,686)	(138)	(1,249)
Total other expense (income)	(25,795)	2,085	(1,676)	11,806	(13,580)
Income (loss) before income taxes	(32,229)	(23,389)	2,826	11,944	(40,848)
Income tax expense (benefit)	6,334	9,934	(1,315)	—	14,953
Net income (loss)	$(25,895)	$(13,455)	$1,511	$11,944	$(25,895)

	Three months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$193,332	$36,492	$—	$229,824
Costs and expenses:
Operating costs	—	116,644	27,670	—	144,314
Depreciation and amortization	292	33,800	5,897	—	39,989
General and administrative	5,552	14,339	2,512	(138)	22,265
Intercompany leasing	—	(1,215)	1,199	16	—
Bad debt expense (recovery)	—	(95)	39	—	(56)
Total costs and expenses	5,844	163,473	37,317	(122)	206,512
Income (loss) from operations	(5,844)	29,859	(825)	122	23,312
Other income (expense):
Equity in earnings of subsidiaries	17,970	(387)	—	(17,583)	—
Interest expense	(7,695)	43	2	—	(7,650)
Other	(72)	250	(36)	(122)	20
Total other income (expense)	10,203	(94)	(34)	(17,705)	(7,630)
Income (loss) before income taxes	4,359	29,765	(859)	(17,583)	15,682
Income tax expense (benefit)	5,326	(11,795)	472	—	(5,997)
Net income (loss)	$9,685	$17,970	$(387)	$(17,583)	$9,685

	Six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$416,622	$61,402	$—	$478,024
Costs and expenses:
Operating costs	—	267,845	41,187	—	309,032
Depreciation and amortization	534	86,447	6,652	—	93,633
General and administrative	11,511	34,162	1,579	(276)	46,976
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt expense (recovery)	67	351	—	—	418
Impairment charges	—	44,788	—	—	44,788
Total costs and expenses	12,112	431,163	51,848	(276)	494,847
Income (loss) from operations	(12,112)	(14,541)	9,554	276	(16,823)
Other (expense) income:
Equity in earnings of subsidiaries	(4,266)	3,853	—	413	—
Interest expense	(23,790)	(20)	17	—	(23,793)
Other	2	857	(2,653)	(276)	(2,070)
Total other (expense) income	(28,054)	4,690	(2,636)	137	(25,863)
Income (loss) before income taxes	(40,166)	(9,851)	6,918	413	(42,686)
Income tax (expense) benefit	12,979	5,585	(3,065)	—	15,499
Net income (loss)	$(27,187)	$(4,266)	$3,853	$413	$(27,187)

	Six months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$384,174	$77,628	$—	$461,802
Costs and expenses:
Operating costs	—	231,585	54,502	—	286,087
Depreciation and amortization	457	66,489	11,416	—	78,362
General and administrative	11,060	27,371	5,253	(276)	43,408
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt expense (recovery)	—	(275)	128	—	(147)
Impairment charges	—	1,032	—	—	1,032
Total costs and expenses	11,517	323,772	73,729	(276)	408,742
Income (loss) from operations	(11,517)	60,402	3,899	276	53,060
Other (expense) income:
Equity in earnings of subsidiaries	41,520	4,261	—	(45,781)	—
Interest expense	(17,208)	3	—	—	(17,205)
Other	(140)	500	868	(276)	952
Total other (expense) income	24,172	4,764	868	(46,057)	(16,253)
Income (loss) before income taxes	12,655	65,166	4,767	(45,781)	36,807
Income tax (expense) benefit	11,202	(23,646)	(506)	—	(12,950)
Net income (loss)	$23,857	$41,520	$4,261	$(45,781)	$23,857

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$(34,534)	$102,709	$2,502	$70,677
Cash flows from investing activities:
Purchases of property and equipment	(1,602)	(103,574)	(7,003)	(112,179)
Proceeds from sale of property and equipment	—	5,357	702	6,059
	(1,602)	(98,217)	(6,301)	(106,120)
Cash flows from financing activities:
Debt repayments	(10,000)	(862)	—	(10,862)
Proceeds from issuance of debt	40,000	—	—	40,000
Debt issuance costs	(13)	—	—	(13)
Proceeds from exercise of options	789	—	—	789
Purchase of treasury stock	(628)	—	—	(628)
	30,148	(862)	—	29,286
Net increase (decrease) in cash and cash equivalents	(5,988)	3,630	(3,799)	(6,157)
Beginning cash and cash equivalents	18,479	(5,401)	10,655	23,733
Ending cash and cash equivalents	$12,491	$(1,771)	$6,856	$17,576

	Six months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$(105,441)	$181,850	$15,289	$91,698
Cash flows from investing activities:
Purchases of property and equipment	(998)	(172,671)	(20,215)	(193,884)
Proceeds from sale of property and equipment	—	1,885	72	1,957
	(998)	(170,786)	(20,143)	(191,927)
Cash flows from financing activities:
Debt repayments	—	(850)	(13)	(863)
Proceeds from issuance of debt	35,000	—	—	35,000
Debt issuance costs	(23)	—	—	(23)
Proceeds from exercise of options	655	—	—	655
Purchase of treasury stock	(357)	—	—	(357)
	35,275	(850)	(13)	34,412
Net increase (decrease) in cash and cash equivalents	(71,164)	10,214	(4,867)	(65,817)
Beginning cash and cash equivalents	91,932	(13,879)	8,144	86,197
Ending cash and cash equivalents	$20,768	$(3,665)	$3,277	$20,380

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
70
In early 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs that are fit for purpose for domestic shale plays. We deployed seven of these new-build drilling rigs during 2012, and deployed the final three in early 2013. All of our new-build drilling rigs are currently operating in shale or unconventional plays under long-term drilling contracts. During the second quarter of 2013, we sold two mechanical drilling rigs that were previously idle in our East Texas division, for which we recognized an associated gain of approximately $0.8 million.
As of July 15, 2013, 60 of our 70 drilling rigs are earning revenues under drilling contracts, 43 of which are under term contracts. Included in the 43 drilling rigs currently operating under term contracts is one rig which our client early released due to the recent decrease in demand for vertical conventional drilling in West Texas. We are receiving a standby dayrate for the remainder of this drilling rig's contract term. All of our drilling rigs in Colombia are currently working, six of which are working under term contracts that were extended through the end of 2013. We are actively marketing all of our idle drilling rigs.
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

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of July 15, 2013, we operate ninety-nine 550 horsepower rigs and ten 600 horsepower rigs through 11 locations, most of which are in the Gulf Coast and ArkLaTex regions.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. To complete a well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of July 15, 2013, we operate through 26 locations with a fleet of 118 wireline units.

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

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing and fishing tools. We provide rental services out of four locations in Texas and Oklahoma. As of June 30, 2013 our fishing and rental tools have a gross book value of $17.0 million.

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
With generally increasing oil prices in 2010 and 2011, exploration and production companies increased their exploration and production spending and industry equipment utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. During 2012, modest increases in exploration and production spending resulted in modest increases in industry equipment utilization and revenue rates during 2012, as compared to 2011. Though oil prices decreased sharply in mid-2012 for a brief period of time, they recovered with no meaningful upward or downward trend for the year and have remained roughly flat during the first half of 2013. In addition, excess natural gas production in the U.S. shale regions continues to depress natural gas prices. If oil and natural gas prices decline, then industry equipment utilization and revenue rates could decrease domestically and in Colombia.
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

•
Exposure to Oil and Liquids Rich Natural Gas Drilling Activity. We believe that our flexible drilling and production services fleets allow us to pursue varied opportunities, enabling us to focus on a favorable mix of natural gas, oil and liquids rich natural gas activity. In recent years, we have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and we continue to actively seek contracts with oil-focused producers. As of July 15, 2013, approximately 95% of our working drilling rigs and 79% of our production services assets are operating on wells that are targeting or producing oil or liquids rich natural gas.

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

•
Growth Through Select Capital Deployment. We have historically invested in the growth of our business by strategically upgrading our existing assets, selectively engaging in new-build opportunities, and through selective acquisitions. We have continued to make significant investments in the growth of our business over the past several years. For example, on December 31, 2011, we acquired a coiled tubing services business to expand our existing production services offerings. We have also added significant capacity to our other production services fleets through the addition of 55 wireline units and 35 well servicing rigs since the beginning of 2010. In 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs, all of which are currently operating in domestic shale or unconventional plays. With these capital projects recently completed, we have shifted our near-term focus toward reducing capital expenditures and using excess cash flows from operations to reduce outstanding debt balances and reposition ourselves for continued long-term growth.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $17.6 million as of June 30, 2013), cash generated from operations and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of July 15, 2013, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
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

Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. As of July 15, 2013, we had $130.0 million outstanding under our Revolving Credit Facility and $8.9 million in committed letters of credit, which resulted in borrowing availability of $111.1 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.
We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
During the six months ended June 30, 2013, we spent $112.2 million on purchases of property and equipment and placed into service property and equipment of $74.7 million. Currently, we expect to spend approximately $140 million to $160 million on capital expenditures during 2013. We expect the total capital expenditures for 2013 will be allocated approximately 70% for our Drilling Services Segment and approximately 30% for our Production Services Segment. Our planned capital expenditures for the year ending December 31, 2013 include the remaining construction costs of our new-build AC drilling rigs, upgrades to certain drilling rigs, additional production services equipment and routine capital expenditures. Actual capital expenditures may vary depending on the level of new-build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2013 from operating cash flow in excess of our working capital requirements.
Working Capital
Our working capital was $118.8 million at June 30, 2013, compared to $62.2 million at December 31, 2012. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.0 at June 30, 2013 compared to 1.4 at December 31, 2012.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements could increase during periods when higher percentages of our drilling contracts are turnkey and footage contracts and when new-build rig construction projects are in progress.
With the completion of our new-build drilling rig program in the first quarter of 2013, we have shifted our near-term focus toward reducing capital expenditures and using excess cash flows from operations to reduce outstanding debt balances.

The changes in the components of our working capital were as follows (amounts in thousands):

	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$17,576	$23,733	$(6,157)
Receivables:
Trade, net of allowance for doubtful accounts	126,620	116,352	10,268
Unbilled receivables	46,145	35,140	11,005
Insurance recoveries	16,323	6,518	9,805
Income taxes	1,503	834	669
Deferred income taxes	12,230	11,058	1,172
Inventory	12,704	12,111	593
Prepaid expenses and other current assets	8,890	13,040	(4,150)
Current assets	241,991	218,786	23,205
Accounts payable	46,703	83,823	(37,120)
Current portion of long-term debt	23	872	(849)
Deferred revenues	2,366	3,880	(1,514)
Accrued expenses:
Payroll and related employee costs	25,397	27,991	(2,594)
Insurance premiums and deductibles	11,063	9,708	1,355
Insurance claims and settlements	16,323	6,348	9,975
Interest	12,347	12,343	4
Other	8,931	11,585	(2,654)
Current liabilities	123,153	156,550	(33,397)
Working capital	$118,838	$62,236	$56,602
The decrease in cash and cash equivalents during the six months ended June 30, 2013 is primarily due to $112.2 million used for purchases of property and equipment, which was mostly offset by $70.7 million of cash provided by operating activities, $29.1 million in proceeds from debt borrowings, net of repayments, and $6.1 million of proceeds from the sale of assets.
The net increase in our total trade and unbilled receivables as of June 30, 2013 as compared to December 31, 2012 is primarily due to the timing of the billing and collection cycles for long-term drilling contracts in Colombia, as well as the increase in revenues of $20.5 million, or 9%, for the quarter ended June 30, 2013 as compared to the quarter ended December 31, 2012.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expenses as of June 30, 2013 as compared to December 31, 2012 is primarily due to the resolution of certain civil litigation during the second quarter that is fully insured above our deductible. In addition, there was an increase in our insurance company's reserve for workers compensation claims in excess of our deductibles.
The increase in current deferred income taxes as of June 30, 2013 as compared to December 31, 2012 is due to a movement of our deferred tax assets related to net operating losses from long-term to current, as we expect to realize them in the short term. The increase was mostly offset by a reduction in the current deferred tax assets for our annual bonus accruals which were paid in the first quarter of 2013.
The decrease in prepaid expenses and other assets as of June 30, 2013 as compared to December 31, 2012 is primarily due to the amortization of deferred mobilization costs relating to drilling contracts for our new-build drilling rigs and other drilling rigs that moved between geographic regions of the United States and Colombia, and a decrease in our prepaid insurance balance. Most of our insurance premiums are paid in late October of each year, and therefore we had amortization of eight months of these October premiums at June 30, 2013, as compared to two months at December 31, 2012.
The decrease in accounts payable is primarily due to a $37.5 million decrease in our accruals for capital expenditures as of June 30, 2013 as compared to December 31, 2012, as we completed construction of three of our new-build drilling rigs during the first quarter of 2013.

The decrease in deferred revenues is primarily related to the amortization of deferred mobilization revenues for drilling rigs in Colombia which moved between geographic regions in 2012.
The decrease in accrued payroll and employee related costs as of June 30, 2013 as compared to December 31, 2012 is primarily due to the payment of our 2012 annual bonuses and certain of our long-term compensation plans during the first half of 2013, and was partially offset by higher projected annual bonuses accrued for 2013.
The increase in our accrued insurance premiums and deductibles is primarily due to an increase in our accrual for workers compensation claims and health insurance costs resulting from an increase in our estimated liability for the deductibles under these policies.
The decrease in other accrued expenses as of June 30, 2013 as compared to December 31, 2012 is primarily due to a decrease in our sales tax accrual which primarily related to the construction of our new-build drilling rigs which were completed in the first quarter of 2013.
Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at June 30, 2013 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Long-term debt	$555,118	$23	$130,054	$425,041	$—
Interest on long-term debt	221,338	45,801	91,598	83,939	—
Purchase commitments	15,457	15,457	—	—	—
Operating leases	18,025	5,135	6,704	3,459	2,727
Other long-term liabilities	13,767	6,465	7,302	—	—
Total	$823,705	$72,881	$235,658	$512,439	$2,727
At June 30, 2013, long-term debt consists of $425.0 million face amount outstanding under our Senior Notes, $130.0 million outstanding under our Revolving Credit Facility and $0.1 million of other debt outstanding. The $130.0 million outstanding under our Revolving Credit Facility is due at maturity on June 30, 2016. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient. The $425.0 million face amount outstanding under our Senior Notes will mature on March 15, 2018. Our Senior Notes have a carrying value of $419.1 million as of June 30, 2013, which represents the $425.0 million face value net of the $7.3 million of original issue discount and $1.4 million of original issue premium, net of amortization, based on the effective interest method.
Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 2.9% interest rate that was in effect at June 30, 2013, and (2) the outstanding balance of $130.0 million at June 30, 2013 to be paid at maturity on June 30, 2016. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year.
Purchase commitments primarily relate to equipment upgrades and purchases of other new equipment.
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

Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At June 30, 2013, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.3 to 1.0, our senior consolidated leverage ratio was 0.6 to 1.0, and our interest coverage ratio was 5.7 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At June 30, 2013, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Our Senior Notes are not subject to any sinking fund requirements. As of June 30, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.
Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Drilling Services Segment:
Revenues	$138,250	$119,048	$271,324	$243,352
Operating costs	89,294	78,631	178,280	159,708
Drilling Services Segment margin	$48,956	$40,417	$93,044	$83,644

Average number of drilling rigs	70.3	62.5	70.4	63.2
Utilization rate	87%	89%	85%	88%
Revenue days	5,537	5,032	10,876	10,096

Average revenues per day	$24,968	$23,658	$24,947	$24,104
Average operating costs per day	16,127	15,626	16,392	15,819
Drilling Services Segment margin per day	$8,841	$8,032	$8,555	$8,285

Production Services Segment:
Revenues	$110,104	$110,776	$206,700	$218,450
Operating costs	70,287	65,683	130,752	126,379
Production Services Segment margin	$39,817	$45,093	$75,948	$92,071

Combined:
Revenues	$248,354	$229,824	$478,024	$461,802
Operating costs	159,581	144,314	309,032	286,087
Combined margin	$88,773	$85,510	$168,992	$175,715
Adjusted EBITDA	$63,619	$63,321	$119,528	$133,406
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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income (loss):
Combined margin	$88,773	$85,510	$168,992	$175,715
General and administrative	(23,768)	(22,265)	(46,976)	(43,408)
Bad debt (expense) recovery	(137)	56	(418)	147
Other (expense) income	(1,249)	20	(2,070)	952
Adjusted EBITDA	63,619	63,321	119,528	133,406
Depreciation and amortization	(47,348)	(39,989)	(93,633)	(78,362)
Impairment charges	(44,788)	—	(44,788)	(1,032)
Interest expense	(12,331)	(7,650)	(23,793)	(17,205)
Income tax benefit (expense)	14,953	(5,997)	15,499	(12,950)
Net income (loss)	$(25,895)	$9,685	$(27,187)	$23,857
Our Drilling Services Segment experienced increases in its revenues and operating costs primarily due to the expansion of our drilling rig fleet, as well as increased utilization in Colombia. Increases in our revenues and operating costs were partially offset by lower utilization for our domestic drilling rigs due to slightly decreased demand for our domestic services during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.
Our Drilling Services Segment’s revenues increased by $19.2 million, or 16%, and $28.0 million, or 11%, for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012, resulting from an increase in revenue days as well as revenues per day. Our revenue days increased by 10% and 8% for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012, while our revenues per day increased by 6% or $1,310 per day, and 3% or $843 per day, respectively. The increases in our revenue days and our revenues per day are primarily due to the addition of our new-build drilling rigs which were not in service yet during the first half of 2012 and which earn a higher dayrate as compared to our other domestic drilling rigs. Increased utilization in Colombia also contributed to the higher revenue days and revenues per day, as our Colombian operations have higher revenues per day than our domestic drilling rigs.
Our Drilling Services Segment’s operating costs increased by $10.7 million, or 14%, and $18.6 million, or 12%, for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012, primarily due to an increase in revenue days and partially resulting from higher operating costs per day. Our operating costs per day increased by 3% or $501 per day, and 4% or $573 per day, for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. The increase in our operating costs per day was primarily due to higher utilization in Colombia, where we have higher operating costs per day. In addition, we had an increase in supplies, repair and maintenance costs related to the deployment of our new-build drilling rigs, which is common during the initial start-up phase.

Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and to improve our Drilling Services Segment’s margins. Turnkey drilling contracts result in higher average revenues per day and higher average operating costs per day as compared to daywork drilling contracts. We completed 3 and 6 turnkey contracts during the three and six months ended June 30, 2013, as compared to 1 and 6 turnkey drilling contracts completed during the corresponding periods in 2012. The following table provides the percentages of our drilling revenues by drilling contract type for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Daywork contracts	97%	100%	97%	96%
Turnkey contracts	3%	—%	3%	4%
Our Production Services Segment's revenues decreased by $0.7 million, or 1%, and $11.8 million, or 5%, for the three and six months ended June 30, 2013, respectively as compared to the corresponding periods in 2012, while operating costs increased by 7% and 3%, respectively. The decrease in revenues is primarily attributable to decreased demand for our coiled tubing and wireline services, which resulted in lower utilization and pricing for these services during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012. The overall decrease in our production services revenues was partially offset by the expansion of our wireline and well servicing operations through fleet additions we made during 2012, which also increased our overall operating costs. In addition, we experienced some increase in our operating costs due to modest inflation of labor costs in our Production Services Segment during 2013.
Our general and administrative expense increased by approximately $1.5 million, or 7%, and $3.6 million, or 8%, for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. The increase is primarily due to increases in payroll and compensation related expenses resulting from the the expansion of our operations through fleet additions in both our Drilling Services and Production Services Segments.
Our other expense of $2.1 million and other income of $1.0 million for the six months ended June 30, 2013 and 2012, respectively, is primarily related to foreign currency exchange losses and gains recognized for our Colombian operations.
Our depreciation and amortization expenses increased by $7.4 million and $15.3 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. This increase resulted primarily from the expansion of our operations through our new-build drilling rigs that went into service in 2012 and early 2013, as well as fleet additions in our Production Services Segment.
During the six months ended June 30, 2013, we recorded $44.8 million of impairment charges to reduce the goodwill and intangible asset carrying values of our coiled tubing reporting unit, which were originally recorded in connection with the acquisition of Go-Coil on December 31, 2011. On June 30, 2013, we performed an impairment analysis that led us to conclude that there would be no remaining implied value attributable to our goodwill and accordingly, we recorded a non-cash charge of $41.7 million for the full impairment of our goodwill. In addition, we performed an intangible asset impairment analysis on June 30, 2013, which resulted in a non-cash impairment charge of $3.1 million to reduce our intangible asset carrying value of client relationships. These impairment charges did not have an impact on our liquidity or debt covenants; however, it was a reflection of the increased competition in certain coiled tubing markets where we operate and a decline in our projected cash flows for the coiled tubing reporting unit. During the six months ended June 30, 2012, we recorded impairment charges of $1.0 million in association with our decision to retire two drilling rigs, with most of their components to be used as spare parts, and to retire two wireline units and other wireline equipment.
Our interest expense increased for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, primarily due to the borrowings under our revolving credit facility during 2012 and early 2013, which increased our overall debt balance in 2013. The overall increase in interest expense was also partially due to less capitalized interest during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, associated with the capital expenditures for upgrades to our drilling rig fleet and for our new-build drilling rigs.
Our effective income tax rate for the six months ended June 30, 2013 was 36%, which is slightly higher than the federal statutory rate in the United States, due to the impact of state income taxes, and partially offset by the effect of foreign translation, the impact of lower effective tax rates in foreign jurisdictions and other permanent differences.

Inflation
Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. With the increase in demand from 2010 through 2011, and the resulting tightening of labor markets, we had a wage rate increase of approximately 10% across multiple drilling divisions in January 2012. During 2013, we have experienced modest wage rate increases in our Production Services Segment.
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
The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “deferred revenues” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of June 30, 2013 we had $2.4 million and $1.5 million of current deferred mobilization revenues and costs, respectively, and $0.7 million and $0.8 million of long-term deferred mobilization revenues and costs, respectively. Our deferred mobilization costs and revenues primarily related to long-term contracts for our new-build drilling rigs and long-term contracts for drilling rigs which we moved between drilling divisions. Amortization of deferred mobilization revenues was $4.3 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively.
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
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. Our unbilled receivables totaled $46.1 million at June 30, 2013, of which $0.6 million related to turnkey drilling contract revenues, $41.3 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at June 30, 2013 and $4.2 million related to unbilled receivables for our Production Services Segment.
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
Due to several significant adverse factors affecting our coiled tubing services reporting unit, including increased competition in certain coiled tubing markets, turnover of key personnel and lower than anticipated utilization, all of which contributed to a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment analysis of our long-lived tangible and intangible assets as of June 30, 2013. We determined that the sum of the estimated future undiscounted net cash flows for our coiled tubing services reporting unit was less than the carrying amount at June 30, 2013. We then performed a valuation of the assets which resulted in a non-cash impairment charge of $3.1 million to reduce our intangible asset carrying value of client relationships. This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the increased competition in certain coiled tubing markets where we operate and a decline in our projected cash flows for the coiled tubing reporting unit.
The most significant inputs used in our impairment analysis include the projected utilization and pricing of our coiled tubing services, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. An increase of 1% in either the utilization or pricing assumptions would have resulted in a decrease to our impairment charge for our long-lived intangible assets of approximately $1 million. Similarly, a decrease of 1% in either of these assumptions would have led to an approximate $1 million increase to our impairment charge. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating fair values and performing the impairment test are inherently uncertain and require management judgment.
Our impairment analysis did not result in any impairment charges to our tangible long-lived assets, substantially all of which was related to the 13 coiled tubing units. As discussed further below, we also recorded a non-cash impairment charge to reduce the carrying value of goodwill to zero.
Goodwill—Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. In connection with the acquisition of the production services business from Go-Coil, we recorded $41.7 million of goodwill at December 31, 2011, all of which was allocated to the coiled tubing services reporting unit within our Production Services Segment.

We perform a qualitative assessment of goodwill annually as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. In addition, these circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment of goodwill.
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
Due to several significant adverse factors affecting our coiled tubing services reporting unit, including increased competition in certain coiled tubing markets, turnover of key personnel and lower than anticipated utilization, all of which contributed to a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment analysis of our goodwill as of June 30, 2013. We determined that the fair value of our coiled tubing services reporting unit was less than its carrying value, including goodwill, and therefore, we performed the second step of the goodwill impairment test which led us to conclude that there would be no remaining implied fair value attributable to goodwill. Accordingly, we recorded a non-cash impairment charge of $41.7 million to reduce the carrying value of our goodwill to zero. This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the increased competition in certain coiled tubing markets where we operate and a decline in our projected cash flows for the coiled tubing reporting unit.
The most significant inputs used in our impairment analysis include the projected utilization and pricing of our coiled tubing services and the weighted average cost of capital (discount rate) used in order to calculate the discounted cash flows for the reporting unit. These inputs are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. We assumed a 13% discount rate to estimate the fair value of the coiled tubing services reporting unit. A decrease in this assumption of 5% would have resulted in a decrease to our goodwill impairment charge of approximately $3.5 million. An increase of 1% in either the utilization or pricing assumptions would have resulted in a decrease to our goodwill impairment charge of approximately $2 million or $3 million, respectively. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment.
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
During the six months ended June 30, 2013, we did not experience a loss on any of the turnkey contracts completed. As of June 30, 2013, we had $0.6 million of unbilled receivables related to one turnkey contract that was in progress at June 30, 2013 which was completed prior to the issuance of these financial statements.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $1.4 million at June 30, 2013.
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
As of June 30, 2013, we had $97.7 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.
Our accrued insurance premiums and deductibles as of June 30, 2013 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $2.9 million and our workers’ compensation, general liability and auto liability insurance of approximately $6.5 million. We have stop-loss coverage of $150,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of June 30, 2013, we had $130.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.7 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.4 million during the six months ended June 30, 2013. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2013.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $2.7 million for the six months ended June 30, 2013.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not make any unregistered sales of equity securities during the quarter ended June 30, 2013. The following table provides information relating to our repurchase of common shares during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	816	$7.64	—	—
May 1 - May 31	33,865	$7.55	—	—
June 1 - June 30	13,043	$6.98	—	—
Total	47,724	$7.40	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended June 30, 2013, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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
Amended and Restated Pioneer Energy Services Corp. 2007 Incentive Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement on Schedule 14A, filed April 12, 2013.)

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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
Dated: July 30, 2013

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
Amended and Restated Pioneer Energy Services Corp. 2007 Incentive Plan (incorporated herein by reference to Appendix A of the Company's definitive proxy statement on Schedule 14A, filed April 12, 2013.)

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.
+    Management contract or compensatory plan or arrangement.