Form 10-K
period 2013-12-31
PIONEER ENERGY SERVICES CORP
filed 2014-02-13
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange (NYSE) on June 30, 2013) was approximately $406.8 million.
As of January 30, 2014, there were 62,537,694 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
In addition, various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Such forward-looking statements appear in Item 1—“Business” and Item 3—“Legal Proceedings” in Part I of this report; in Item 5—“Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report; and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to place undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	levels and volatility of oil and gas prices;

•	decisions about exploration and development projects to be made by oil and gas exploration and production companies;

•	economic cycles and their impact on capital markets and liquidity;

•	the continued demand for drilling services or production services in the geographic areas where we operate;

•	the highly competitive nature of our business;

•	our future financial performance, including availability, terms and deployment of capital;

•	future compliance with covenants under our senior secured revolving credit facility and our senior notes;

•	the supply of marketable drilling rigs, well servicing rigs, coiled tubing and wireline units within the industry;

•	changes in technology and improvements in our competitors' equipment;

•	the continued availability of drilling rig, well servicing rig, coiled tubing and wireline unit components;

•	the continued availability of qualified personnel;

•	the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions; and

•	changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment.
We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement contained in this report or elsewhere. We have discussed many of these factors in more detail elsewhere in this report. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements.

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

During the second quarter of 2013, we sold two mechanical drilling rigs that were previously idle in our East Texas division, for which we recognized an associated gain of approximately $0.8 million. In September 2013, we decided to sell eight of our mechanical drilling rigs, for which we recognized an impairment charge of $9.2 million dollars during the third quarter. All eight drilling rigs were classified as held for sale at September 30, 2013 and were sold in late October 2013. We did not incur any additional gain or loss upon the sale of these rigs.
As of December 31, 2013, 50 of our 62 drilling rigs are earning revenues under drilling contracts, 39 of which are under term contracts, and we are actively marketing all of our idle drilling rigs. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, seven of which are currently working. The remaining rig will begin working under its term contract after it is upgraded from 1,000 horsepower to 1,500 horsepower, which we expect will be completed by the end of the first quarter of 2014.
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

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of December 31, 2013, we operate ninety-nine 550 horsepower rigs and ten 600 horsepower rigs through 11 locations, mostly in the Gulf Coast and ArkLaTex regions, though we also have 14 rigs in North Dakota.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. To complete a well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of December 31, 2013, we operate through 24 locations with a fleet of 119 wireline units.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of December 31, 2013, our coiled tubing business consists of nine onshore and four offshore coiled tubing units which are currently deployed through three locations in Texas and Louisiana.

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing and fishing tools. We provide rental services out of three locations in Texas and Oklahoma. As of December 31, 2013 our fishing and rental tools have a gross book value of $17.3 million.

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
With generally increasing oil prices in 2010 and 2011, exploration and production companies increased their exploration and production spending and industry equipment utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. During 2012, modest increases in exploration and production spending resulted in modest increases in industry equipment utilization and revenue rates during 2012, as compared to 2011. Despite generally increasing oil prices during 2013, industry equipment utilization levels have been slightly lower than industry levels during 2012, which is partially due to the advancements in technology and efficiency of drilling rigs. In addition, excess natural gas production in the U.S. shale regions continues to depress natural gas prices. If oil and natural gas prices decline, then industry equipment utilization and revenue rates could decrease domestically and in Colombia.
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
For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends, see Item 1A – “Risk Factors” in Part I of this Annual Report on Form 10-K.

Competitive Strengths
Our competitive strengths include:

•
One of the Leading Providers in the Most Attractive Regions. Our 62 drilling rigs operate in many of the most attractive producing regions in the Americas, including the Bakken, Marcellus and Eagle Ford shales, and Permian and Uintah Basins, as well as Colombia. Our drilling rigs are located in six divisions throughout the United States and Colombia, diversifying our geographic exposure and limiting the impact of any regional slowdown. We believe the varied capabilities of our drilling rigs make them well suited to these areas where the optimal rig configuration is dictated by local geology and market conditions.

•
High Quality Assets. We have purchased 40 new-build drilling rigs since 2001, ten of which are new-build AC drilling rigs which we constructed during 2011 to 2013. Approximately 74% of our drilling rigs are capable of drilling horizontal wells and the majority of these rigs are also equipped with either a walking or skidding system for pad drilling. Approximately 74% of our production services assets have been built since 2007, and all of our well servicing rigs have at least 550 horsepower. We believe that our modern and well maintained fleet allows us to realize higher contract and utilization rates because we are able to offer our clients equipment that is more reliable and requires less downtime than older equipment.

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

•
Excellent Safety Record. Our safety program called “LiveSafe” focuses on creating an environment where everyone is committed to and recognizes the possibility of always working without incident or injury. We believe that by building strong relationships among our people we can achieve an excellent safety record. Our excellent safety record and reputation are critical to winning new business and expanding our relationships with existing clients. Our commitment to safety helps us to keep our employees safe and reduces our business risk.

•
Experienced Management Team. We believe that important competitive factors in establishing and maintaining long-term client relationships include having an experienced and skilled management team and maintaining employee continuity. Our CEO, Wm. Stacy Locke, joined Pioneer in 1995 as President and has 35 years of industry experience. Our two segment presidents, F.C. “Red” West and Joe Eustace, have 85 years of combined oilfield services experience. Our management team has operated through numerous oilfield services cycles and provides us with valuable long-term experience and a detailed understanding of client requirements. We also seek to maximize employee continuity and minimize employee turnover by maintaining modern equipment, a strong safety record, ongoing growth and competitive compensation. We have devoted, and will continue to devote, substantial resources to our employee safety and training programs and maintaining low employee turnover.

•
Longstanding and Diversified Clients. We maintain long-standing, high quality client relationships with a diverse group of large independent oil and gas exploration and production companies including Whiting Petroleum Corporation, which accounted for approximately 13% of our 2013 consolidated revenues, Apache Corporation, Hess Corporation, Pioneer Natural Resources and Continental Resources. We also maintain a good relationship with Ecopetrol, which accounted for approximately

11% of our 2013 consolidated revenues. We believe our relationships with our clients are excellent and offer numerous opportunities for future growth.
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

•
Exposure to Oil and Liquids Rich Natural Gas Drilling Activity. We believe that our flexible drilling and production services fleets allow us to pursue varied opportunities, enabling us to focus on a favorable mix of natural gas, oil and liquids rich natural gas activity. In recent years, we have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and we continue to actively seek contracts with oil-focused producers. As of December 31, 2013, approximately 92% of our working drilling rigs and 78% of our production services assets are operating on wells that are targeting or producing oil or liquids rich natural gas.

•
International Presence. In 2007, we began operating in Colombia after a comprehensive review of international opportunities wherein we determined that Colombia offered an attractive mix of favorable business conditions, political stability, and a long-term commitment to expanding national oil and gas production. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, seven of which are currently working, while the remaining rig will begin working under its term contract after certain upgrades are completed during the first quarter of 2014.

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

With these capital projects recently completed, we have shifted our near-term focus toward reducing capital expenditures and using excess cash flows from operations to reduce outstanding debt balances and reposition ourselves for future long-term growth. Management efforts are currently focused on stringent cost control measures, the evaluation of nonstrategic or under-performing assets for potential liquidation and continued emphasis on the execution and performance of our core businesses. We believe this near-term strategy will position us to take advantage of future business opportunities and continue our long-term growth strategy.

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
Technological advancements and trends in our industry affect the demand for certain types of equipment. In a continuing effort to improve our drilling rig fleet, we have installed top drives on 46 rigs (with five additional spare top drives available for installation), iron roughnecks on 53 rigs (with sixteen additional spare iron roughnecks available for installation), walking/skidding systems on 28 rigs and automatic catwalks on 31 rigs. These upgrades provide our clients with drilling rigs that have more varied capabilities for drilling in unconventional plays, and they improve our efficiency and safety.
In horizontal drilling, operators can utilize top drives to reach formations that may not be accessible with conventional rotary drilling. Top drives provide maximum torque and rotational control, improved well control and better hole conditioning. In recent years, oil and gas exploration and production companies have increased the use of "pad drilling" whereby a series of horizontal wells are drilled in succession by a walking or skidding drilling rig at a single pad-site location. Walking systems increase efficiency by allowing multiple wells to be drilled on the same pad site and permitting the drilling rig to move between wells while drill pipe remains in the derrick, thus reducing move times and costs. Our walking system enables the drilling rig to move forward, backward, and side to side which affords the operator additional flexibility.
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
The following table sets forth historical information regarding utilization for our drilling rig fleet:

	Year ended December 31,
	2013	2012	2011	2010	2009
Average number of operating rigs for the period	68.2	65.0	69.3	71.0	70.7
Average utilization rate	84%	87%	73%	59%	41%
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
As of December 31, 2013, we own a fleet of 40 trucks and related transportation equipment that we use to transport our drilling rigs to and from drilling sites. By owning our own trucks, we reduce the overall cost of rig moves and reduce downtime between rig moves. This is most beneficial to us in periods of high rig utilization and in regions where there is less pad drilling.
We obtain our contracts for drilling oil and gas wells either through competitive bidding or through direct negotiations with clients. Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Spot market contracts generally provide for the drilling of a single well and typically permit the client to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts.

Currently, we have contracts with terms of six months to four years in duration. As of December 31, 2013, we have 39 drilling rigs operating under term contracts, which if not renewed at the end of their terms, will expire as follows:

		Term Contract Expiration by Period
	Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
United States	33	18	4	5	1	5
Colombia	6	—	6	—	—	—
	39	18	10	5	1	5
As a provider of contract land drilling services, our business and the profitability of our operations depend on the level of drilling activity by oil and gas exploration and production companies operating in the geographic markets where we operate. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. During periods of reduced drilling activity or excess rig capacity, price competition tends to increase and the profitability of daywork contracts tends to decrease, and in such a competitive price environment, we may be more inclined to enter into turnkey contracts that expose us to greater risk of loss but which offer higher potential contract profitability.
During the last three fiscal years, our drilling contracts have primarily been for daywork drilling and we have not performed any footage contract work. The following table presents, by type of contract, information about the total number of wells we completed for our clients during each of the last three fiscal years.

	Year ended December 31,
Types of Contracts	2013	2012	2011
Daywork	970	881	655
Turnkey	27	11	17
Total number of wells	997	892	672
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
Production Services Segment
Well Servicing. Our well servicing rig fleet provides a range of services, including the completion of newly-drilled wells, maintenance and workover of existing wells, and plugging and abandonment of wells at the end of their useful lives.
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
We typically bill clients for our well servicing on an hourly basis during the period that the rig is actively working. As of December 31, 2013, our fleet of well servicing rigs totaled 109 rigs, which we operate through 11 locations, mostly in the Gulf Coast and ArkLaTex regions, though we also have 14 rigs in North Dakota. Our fleet is among the newest in the industry, consisting of ninety-nine 550 horsepower and ten 600 horsepower rigs capable of working at depths of 20,000 feet.
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
As of December 31, 2013, our wireline services fleet totaled 119 wireline units, including six offshore units, which we operate through 24 locations in Texas, Kansas, Colorado, Utah, Montana, North Dakota, Louisiana, Oklahoma and Wyoming.
Coiled Tubing Services. Coiled tubing is an important element of the production services industry today that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of December 31, 2013, our coiled tubing business consists of nine onshore and four offshore units, which are currently deployed in Texas and Louisiana.
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

Total Revenue Percentage
Fiscal year ended December 31, 2013
Whiting Petroleum Company	12.6%
Ecopetrol	10.7%
Apache Corporation	5.9%

Fiscal year ended December 31, 2012
Whiting Petroleum Company	10.1%
Ecopetrol	9.7%
Apache Corporation	5.5%

Fiscal year ended December 31, 2011
Ecopetrol	13.5%
Whiting Petroleum Corporation	10.6%
Talisman Energy USA, Inc.	3.6%
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
In addition, we generally carry insurance coverage to protect against certain hazards inherent in our turnkey contract drilling operations. This insurance covers “control-of-well,” including blowouts above and below the surface, redrilling, seepage and pollution. This policy provides coverage of $3 million, $5 million, $10 million, $15 million or $20 million, subject to a deductible of $150,000 or $250,000, depending on the area in which the well is drilled and its target depth. This policy also provides care, custody and control insurance, with a limit of $1 million, subject to a $100,000 deductible.
Employees
We currently have approximately 3,650 employees. The majority of our employees work in operations for our Drilling Services Segment and Production Services Segment and are primarily compensated on an hourly basis. The number of employees in operations fluctuates depending on the utilization of our drilling rigs, well servicing rigs, wireline units and coiled tubing units at any particular time. None of our employment arrangements are subject to collective bargaining arrangements.
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
Facilities
We lease our corporate office facilities located at 1250 N.E. Loop 410, Suite 1000 San Antonio, Texas 78209. We conduct our business operations through 67 other real estate locations, of which we own 15, in the United States (Texas, Oklahoma, Colorado, Utah, Montana, North Dakota, Pennsylvania, Wyoming, Mississippi, Arkansas, Louisiana and Kansas) and internationally in Colombia. These real estate locations are primarily used for regional offices and storage and maintenance yards.
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
There are a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Colombia, which is a location where we provide drilling services), the Regional Greenhouse Gas Initiative or “RGGI” in the Northeastern United States, and the Western Regional Climate Action Initiative in the Western United States.
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
Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a study of the potential environmental impacts of hydraulic fracturing, the final results of which are expected in 2014. In addition, in April 2012, the EPA issued the first federal air standards for natural gas wells that are hydraulically fractured, which will require operators to significantly reduce VOC emissions through the use of “green completions” to capture natural gas that would otherwise escape into the air. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, which were effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On September 23, 2013, the EPA published amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. The EPA is continuing to consider other aspects of the new rules and may propose additional amendments by the end of 2013 or in early 2014. These rules may require a number of modifications to our clients’ and our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our clients, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.
The EPA is also developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. The U.S. Department of the Interior has also proposed regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents.
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
Available Information
Our Website address is www.pioneeres.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge through our Website as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission. The public may read and copy these materials at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For additional information on the operations of the Securities and Exchange Commission’s Public Reference Room, please call 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically. We have also posted on our Website our: Charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board; Code of Business Conduct and Ethics; Corporate Governance Guidelines; and Company Contact Information. Information on our website is not incorporated into this report or otherwise made part of this report.

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
Although we take measures to ensure that we use advanced technologies for drilling and production services equipment, changes in technology or improvements in our competitors’ equipment could make our equipment less competitive or require significant capital investments to keep our equipment competitive, which could have an adverse effect on our financial condition and operating results.
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
Our indebtedness is primarily a result of the two production services businesses that we acquired in 2008 and the acquisition of Go-Coil in 2011. At December 31, 2013, our total debt balance of $502.5 million primarily consists of $419.6 million outstanding under our Senior Notes. As of December 31, 2013, our Revolving Credit Facility had a $80.0 million balance outstanding, with a current availability of $156.0 million.
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
There are a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Colombia, which is a location where we provide drilling services), the Regional Greenhouse Gas Initiative or “RGGI” in the Northeastern United States, and the Western Regional Climate Action Initiative in the Western United States.
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
Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a study of the potential environmental impacts of hydraulic fracturing, the final results of which are expected in 2014. In addition, in April 2012, the EPA issued the first federal air standards for natural gas wells that are hydraulically fractured, which will require operators to significantly reduce VOC emissions through the use of “green completions” to capture natural gas that would otherwise escape into the air. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, which were effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On September 23, 2013, the EPA published amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. The EPA is continuing to consider other aspects of the new rules and may propose additional amendments by the end of 2013 or in early 2014. These rules may require a number of modifications to our clients’ and our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our clients, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.
The EPA is also developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. The U.S. Department of the Interior has also proposed regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents.
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
Our operations are subject to the risk of cyber attacks that could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
Our information technology systems are subject to possible breaches and other threats that could cause us harm. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data; interruption of business operations; or additional costs to prevent, respond to, or mitigate cyber security attacks. These risks could have a material adverse effect on our business, financial condition and result of operations.

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
As of January 30, 2014, 62,537,694 shares of our common stock were outstanding, held by 383 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.
Our common stock trades on the New York Stock Exchange under the symbol “PES.” The following table sets forth, for each of the periods indicated, the high and low sales prices per share:

	Low	High
Fiscal year ended December 31, 2013
First Quarter	$7.16	$9.88
Second Quarter	6.53	8.50
Third Quarter	6.50	7.74
Fourth Quarter	7.05	8.74
Fiscal year ended December 31, 2012
First Quarter	$8.44	$10.35
Second Quarter	6.54	8.92
Third Quarter	6.82	9.14
Fourth Quarter	6.02	7.77
The last reported sales price for our common stock on the New York Stock Exchange on January 30, 2014 was $8.44 per share.
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
We did not make any unregistered sales of equity securities during the quarter ended December 31, 2013. The following table provides information relating to our repurchase of common shares during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31	104	$7.66	—	—
November 1—November 30	—	$—	—	—
December 1—December 31	317	$7.41	—	—
Total	421	$7.47	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended December 31, 2013, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock unit awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Performance Graph
The following graph compares, for the periods from December 31, 2008 to December 31, 2013, the cumulative total shareholder return on our common stock with the cumulative total return on the companies that comprise the NYSE Composite Index and a peer group index that includes five companies that provide contract drilling services and/or production services. The companies that comprise the peer group index are Patterson-UTI Energy, Inc., Nabors Industries Ltd., Basic Energy Services, Inc., Precision Drilling Trust and Key Energy Services.
The comparison assumes that $100 was invested on December 31, 2008 in our common stock, the companies that compose the NYSE Composite Index and the peer group index, and further assumes all dividends were reinvested.

Item 6.	Selected Financial Data
The following information derives from our audited financial statements. This information should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and related notes this report contains.

	Year ended December 31,
	2013 (1)	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$960,186	$919,443	$715,941	$487,210	$325,537
Income (loss) from operations	(6,229)	81,811	57,458	(18,572)	(31,840)
Income (loss) before income taxes	(55,778)	46,386	20,833	(47,558)	(40,172)
Net earnings (loss) applicable to common stockholders	(35,932)	30,032	11,177	(33,261)	(23,215)
Earnings (loss) per common share-basic	$(0.58)	$0.49	$0.19	$(0.62)	$(0.46)
Earnings (loss) per common share-diluted	$(0.58)	$0.48	$0.19	$(0.62)	$(0.46)
Other Financial Data:
Net cash provided by operating activities	$174,580	$199,366	$144,879	$98,351	$123,313
Net cash used in investing activities	(150,676)	(361,231)	(307,484)	(129,481)	(113,909)
Net cash provided by financing activities	(20,252)	99,401	226,791	12,762	4,154
Capital expenditures	$125,420	379,272	237,787	135,151	110,453

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Working capital	$118,547	$62,236	$129,932	$76,142	$90,336
Property and equipment, net	937,657	1,014,340	793,956	655,508	637,022
Long-term debt and capital lease obligations, excluding current installments	499,666	518,725	418,728	279,530	258,073
Shareholders’ equity	518,433	547,680	510,445	396,333	421,448
Total assets	1,229,623	1,339,776	1,172,754	841,343	824,955

(1)
The statement of operations and other financial data for the year ended December 31, 2013 reflect the impact of a goodwill impairment charge of $41.7 million and an intangible asset impairment charge of $3.1 million.

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
During the second quarter of 2013, we sold two mechanical drilling rigs that were previously idle in our East Texas division, for which we recognized an associated gain of approximately $0.8 million. In September 2013, we decided to sell eight of our mechanical drilling rigs, for which we recognized an impairment charge of $9.2 million dollars during the third quarter. All eight drilling rigs were classified as held for sale at September 30, 2013 and were sold in late October 2013. We did not incur any additional gain or loss upon the sale of these rigs.
As of December 31, 2013, 50 of our 62 drilling rigs are earning revenues under drilling contracts, 39 of which are under term contracts, and we are actively marketing all of our idle drilling rigs. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, seven of which are currently working. The remaining rig will begin working under its term contract after it is upgraded from 1,000 horsepower to 1,500 horsepower, which we expect will be completed by the end of the first quarter of 2014.
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

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of December 31, 2013, we operate ninety-nine 550 horsepower rigs and ten 600 horsepower rigs through 11 locations, mostly in the Gulf Coast and ArkLaTex regions, though we also have 14 rigs in North Dakota.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. To complete a well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of December 31, 2013, we operate through 24 locations with a fleet of 119 wireline units.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of December 31, 2013, our coiled tubing business consists of nine onshore and four offshore coiled tubing units which are currently deployed through three locations in Texas and Louisiana.

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing and fishing tools. We provide rental services out of three locations in Texas and Oklahoma. As of December 31, 2013 our fishing and rental tools have a gross book value of $17.3 million.

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
With generally increasing oil prices in 2010 and 2011, exploration and production companies increased their exploration and production spending and industry equipment utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. During 2012, modest increases in exploration and production spending resulted in modest increases in industry equipment utilization and revenue rates during 2012, as compared to 2011. Despite generally increasing oil prices during 2013, industry equipment utilization levels have been slightly lower than industry levels during 2012, which is partially due to the advancements in technology and efficiency of drilling rigs. In addition, excess natural gas production in the U.S. shale regions continues to depress natural gas prices. If oil and natural gas prices decline, then industry equipment utilization and revenue rates could decrease domestically and in Colombia.
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
For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends, see Item 1A – “Risk Factors” in Part I of this Annual Report on Form 10-K.
Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $27.4 million as of December 31, 2013), cash generated from operations and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In July 2011, we obtained $94.3 million in net proceeds from the sale of 6,900,000 shares of our common stock at $14.50 per share, less underwriters’ commissions and other offering costs, pursuant to a public offering under the shelf registration statement which we filed in July 2009. The proceeds from this offering were used to pay down the debt balance outstanding under our Revolving Credit Facility and to fund our new-build drilling rig program. In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of December 31, 2013, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.
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
Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. As of December 31, 2013, we had $80.0 million outstanding under our Revolving Credit Facility and $14.0 million in committed letters of credit, which resulted in borrowing availability of $156.0 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.

We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
For the years ended December 31, 2013 and 2012, our primary uses of capital resources were for property and equipment additions which consisted of the following (amounts in thousands):

	Year ended December 31,
	2013	2012
Drilling Services Segment:
Routine	$39,276	$39,051
Discretionary	35,569	56,430
Fleet additions	41,679	162,677
Total Drilling Services Segment	116,524	258,158
Production Services Segment:
Routine	23,053	15,311
Discretionary	20,092	37,562
Fleet additions	5,687	53,293
Total Production Services Segment	48,832	106,166
Net cash used for purchases of property and equipment	165,356	364,324
Net impact of accruals	(39,936)	14,948
Total Capital Expenditures	$125,420	$379,272
Our Drilling Services Segment incurred $12.3 million and $173.0 million of costs, including accruals for capital expenditures, on the construction of our new-build drilling rigs during the years ended December 31, 2013 and 2012, respectively. Additionally, during the year ended December 31, 2013, we performed significant upgrade projects to various rigs in our drilling fleet including, among others, the installation of four additional automatic catwalks and two additional walking systems, the upgrade of two drilling rigs to higher horsepower and we upgraded four rigs with higher horsepower mud pumps. During the year ended December 31, 2012, we performed significant upgrade projects to our drilling rigs including, among others, the installation of nine additional automatic catwalks, one additional iron roughneck, one top drive, the upgrade of three drilling rigs to higher horsepower and we upgraded two rigs with higher horsepower mud pumps. In connection with the construction of our new-build drilling rigs and other drilling equipment upgrades, we capitalized $0.9 million and $10.2 million of interest costs during the years ended December 31, 2013 and 2012, respectively.
Our Production Services Segment acquired three wireline units and one well servicing rig during the year ended December 31, 2013. During the year ended December 31, 2012, we acquired 15 wireline units, 19 well servicing rigs, and three coiled tubing units.
Currently, we expect to spend approximately $115 million to $125 million on capital expenditures during 2014. We expect the total capital expenditures for 2014 will be allocated approximately 60% for our Drilling Services Segment and approximately 40% for our Production Services Segment. Our planned capital expenditures for the year ending December 31, 2014 include upgrades to certain drilling rigs, additional production services equipment and routine capital expenditures. Actual capital expenditures may vary depending on the timing of commitments and payments, as well as the level of new-build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the capital expenditures in 2014 from operating cash flow in excess of our working capital requirements.

Working Capital
Our working capital was $118.5 million at December 31, 2013, compared to $62.2 million at December 31, 2012. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.0 at December 31, 2013 compared to 1.4 at December 31, 2012.
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
With the completion of our new-build drilling rig program in the first quarter of 2013, we have shifted our near-term focus toward reducing capital expenditures and using excess cash flows from operations to reduce outstanding debt balances. The changes in the components of our working capital were as follows (amounts in thousands):

	December 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$27,385	$23,733	$3,652
Receivables:
Trade, net of allowance for doubtful accounts	115,908	115,070	838
Unbilled receivables	49,535	35,140	14,395
Insurance recoveries	8,607	6,518	2,089
Income taxes and other	2,310	2,116	194
Deferred income taxes	13,092	11,058	2,034
Inventory	13,232	12,111	1,121
Prepaid expenses and other current assets	9,311	13,040	(3,729)
Current assets	239,380	218,786	20,594
Accounts payable	43,718	83,823	(40,105)
Current portion of long-term debt	2,847	872	1,975
Deferred revenues	699	3,880	(3,181)
Accrued expenses:
Payroll and related employee costs	30,020	27,991	2,029
Insurance premiums and deductibles	10,940	9,708	1,232
Insurance claims and settlements	8,607	6,348	2,259
Interest	12,275	12,343	(68)
Other	11,727	11,585	142
Current liabilities	120,833	156,550	(35,717)
Working capital	$118,547	$62,236	$56,311
The increase in cash and cash equivalents during the year ended December 31, 2013 is primarily due to $174.6 million of cash provided by operating activities and $13.8 million of proceeds from the sale of assets, which was mostly offset by $165.4 million used for purchases of property and equipment and $20.9 million used to repay debt, net of additional borrowings during the year.
The net increase in our total trade and unbilled receivables as of December 31, 2013 as compared to December 31, 2012 is primarily due to the timing of the billing and collection cycles for long-term drilling contracts in Colombia, as well as the increase in consolidated revenues of $10.3 million, or 5%, for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expenses as of December 31, 2013 as compared to December 31, 2012 is primarily due to an increase in our insurance company's reserve for workers compensation claims in excess of our deductibles.

The increase in current deferred income taxes as of December 31, 2013 as compared to December 31, 2012 is due to a movement of our deferred tax assets related to net operating losses from long-term to current, as we expect to realize them in the short term.
The increase in inventory as of December 31, 2013 as compared to December 31, 2012 is due to the expansion of our wireline and coiled tubing operations. Our wireline inventory has increased as activity has increased during the fourth quarter of 2013, as compared to the fourth quarter of 2012, and our coiled tubing inventory has increased with the recent expansion of our operations to provide services using a larger diameter coiled tubing.
The decrease in prepaid expenses and other assets as of December 31, 2013 as compared to December 31, 2012 is primarily due to the amortization of deferred mobilization costs relating to drilling contracts for our new-build drilling rigs and other drilling rigs that moved between geographic regions of the United States and Colombia.
The decrease in accounts payable is primarily due to a $39.9 million decrease in our accruals for capital expenditures as of December 31, 2013 as compared to December 31, 2012, as we completed construction of three of our new-build drilling rigs during the first quarter of 2013.
The current portion of our long-term debt is primarily related to a short-term financing for insurance premiums with monthly payments due through August 2014.
The decrease in deferred revenues is related to the amortization of deferred mobilization revenues relating to drilling contracts for our new-build drilling rigs and other drilling rigs that moved between geographic regions of the United States and Colombia.
The increase in accrued payroll and employee related costs is primarily due to an increase in payroll accruals resulting from more payroll days reflected in the accrued payroll at December 31, 2013 as compared to December 31, 2012, due to the timing of pay periods.
The increase in our accrued insurance premiums and deductibles is primarily due to an increase in our accrual for workers compensation claims and health insurance costs resulting from an increase in our estimated liability for the deductibles under these policies.
The increase in other accrued expenses as of December 31, 2013 as compared to December 31, 2012 is due to an increase in accrued property tax primarily due to the movement of drilling assets from lower taxed regions to higher taxed regions, as well as timing of payments, but which was mostly offset by a decrease in our sales tax accrual which was primarily related to the construction of our new-build drilling rigs that were completed in the first quarter of 2013.
Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at December 31, 2013 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$507,927	$2,847	$80,080	$425,000	$—
Interest on debt	194,739	44,341	87,445	62,953	—
Purchase commitments	8,781	8,781	—	—	—
Operating leases	14,919	5,032	5,415	3,106	1,366
Other long-term liabilities	12,266	6,172	6,094	—	—
Total	$738,632	$67,173	$179,034	$491,059	$1,366
At December 31, 2013, long-term debt consists of $425 million face amount outstanding under our Senior Notes, $80.0 million outstanding under our Revolving Credit Facility and $2.9 million of other debt outstanding. The $80.0 million outstanding under our Revolving Credit Facility is due at maturity on June 30, 2016. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient. The $425 million face amount outstanding under our Senior Notes will mature on March 15, 2018. Our Senior Notes have a carrying value of $419.6 million as of December 31, 2013, which represents the $425.0 million face value net of the $6.7 million of original issue discount and $1.3 million of original issue premium, net of amortization, based on the effective interest method.
Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 2.9% interest rate that was in effect at December 31, 2013, and (2) the outstanding balance of $80.0 million at December 31, 2013 to be paid at maturity on June 30, 2016. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% due semi-annually in arrears on March 15 and September 15 of each year.
Purchase commitments primarily relate to equipment upgrades and purchases of other new equipment.
Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.
Other long-term liabilities include the net equity tax payable to the Colombian tax authority and long-term incentive compensation which is payable to our employees, generally contingent upon their continued employment through the date of each respective award's payout.
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At December 31, 2013, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.0 to 1.0, our senior consolidated leverage ratio was 0.4 to 1.0, and our interest coverage ratio was 5.3 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At December 31, 2013, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Our Senior Notes are not subject to any sinking fund requirements. As of December 31, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations
Statements of Operations Analysis—Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
The following table provides information about our operations for the years ended December 31, 2013 and 2012 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Year ended December 31,
	2013	2012
Drilling Services Segment:
Revenues	$528,327	$498,867
Operating costs	351,630	333,846
Drilling Services Segment margin	$176,697	$165,021

Average number of drilling rigs	68.2	65.0
Utilization rate	84%	87%
Revenue days	20,977	20,728

Average revenues per day	$25,186	$24,067
Average operating costs per day	16,763	16,106
Drilling Services Segment margin per day	$8,423	$7,961

Production Services Segment:
Revenues	$431,859	$420,576
Operating costs	276,808	252,775
Production Services Segment margin	$155,051	$167,801

Combined:
Revenues	$960,186	$919,443
Operating costs	628,438	586,621
Combined margin	$331,748	$332,822
Adjusted EBITDA	$234,742	$249,283
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

	Year ended December 31,
	2013	2012
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income (loss):
Combined margin	$331,748	$332,822
General and administrative	(95,000)	(85,603)
Bad debt (expense) recovery	(767)	440
Other (expense) income	(1,239)	1,624
Adjusted EBITDA	234,742	249,283
Depreciation and amortization	(187,918)	(164,717)
Impairment charges	(54,292)	(1,131)
Interest expense	(48,310)	(37,049)
Income tax benefit (expense)	19,846	(16,354)
Net income (loss)	$(35,932)	$30,032
Our Drilling Services Segment’s revenues increased by $29.5 million, or 6%, during 2013 as compared to 2012, resulting primarily from an increase in revenues per day of 5%, or $1,119 per day, as well as an increase in revenue days of 1%. Our Drilling Services Segment’s operating costs increased by $17.8 million, or 5%, during 2013 as compared to 2012, primarily resulting from higher operating costs per day which increased by 4%, or $657 per day, and partially due to an increase in revenue days.
The increases in our Drilling Services Segment's revenues and operating costs per day were primarily due to increased utilization in Colombia, where our revenues and costs per day are higher than our domestic drilling rigs, as well as the deployment of all our new-build drilling rigs into areas of the U.S. which experience higher revenues and costs per day, due to higher demand. We deployed seven of our new-build drilling rigs during the second half of 2012, with the remaining three in the first quarter of 2013. The overall increases in revenues and operating costs were partially offset by a slight decrease in utilization for our domestic drilling rigs, despite an increase in revenue days attributable to the operations of our new-build drilling rigs during 2013.
Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and to improve our Drilling Services Segment’s margins. Turnkey drilling contracts result in higher average revenues per day and higher average operating costs per day as compared to daywork drilling contracts. During the years ended December 31, 2013 and 2012, we completed 27 and 11 turnkey contracts, respectively, representing 3% and 3% of our total drilling revenues for each year, respectively.
Our Production Services Segment's revenues increased by $11.3 million, or 3%, during 2013, as compared to 2012, while operating costs increased by $24.0 million, or 10%.
The increase in our Production Services Segment's revenues is primarily due to increased rig hours and pricing in our well servicing operations due to higher demand for these services during 2013, as compared to 2012, while the overall increase was partially offset by a decrease in revenues from our coiled tubing operations. The total rig hours of our well servicing fleet increased by 7% for the year ended December 31, 2013, partly due to expansion of our fleet during 2012 and 2013, while pricing increased by approximately 4%, as compared to 2012. Revenues from our coiled tubing operations decreased as a result of increased competition in the coiled tubing market and our utilization decreased from 59% in 2012 to 47% in 2013.
The increase in our Production Services Segment's operating costs is primarily due to an increase in our operating costs for our wireline operations which incurred higher average costs per job during 2013, as compared to 2012, as well as an increase in costs for our well servicing operations which experienced higher demand during 2013, as compared to 2012. The number of wireline jobs we completed during 2013 was only 1% higher than the number we completed in 2012, while our average cost per job increased by approximately 11%. The increase in our average cost per wireline job during 2013 was primarily due to a greater mix of higher cost jobs performed during the year, as compared to 2012. We also experienced some increase in our operating costs due to modest inflation of labor costs in our Production Services Segment during 2013.
Our general and administrative expense increased by approximately $9.4 million, or 11% during 2013, as compared to 2012, primarily due to the overall expansion of our business in recent years. During 2012, we expanded our well servicing and wireline fleets by approximately 21% and 14%, respectively, and deployed ten new-build drilling rigs during late 2012 and early 2013. The overall expansion of our business increased our general and administrative expense for the year ended December 31, 2013, as compared to 2012, including an increase of $7.0 million in payroll and compensation related expenses primarily resulting from the additional cost of personnel which we have hired over the recent years to support our growth.
Our bad debt recovery for the year ended December 31, 2012 related to the collection of $0.5 million for an account receivable which had been written off prior to 2011.
Our other expense of $1.2 million and other income of $1.6 million for the years ended December 31, 2013 and 2012, respectively, is primarily related to foreign currency exchange gains and losses recognized for our Colombian operations.
Our depreciation and amortization expenses increased by $23.2 million during 2013 as compared to 2012, as a result of our expansion in both our drilling and production services segments. The addition of our new-build drilling rigs that went into service in late 2012 and early 2013 resulted in an increase of approximately $12.1 million during the year ended December 31, 2013, as compared to 2012, while the remaining increase is primarily due to the expansion of our well servicing, wireline and coiled tubing fleets in 2012 and 2013.
We recorded impairment charges on our property and equipment of $9.5 million for the year ended December 31, 2013 in association with our decision to place eight of our mechanical drilling rigs and other production services equipment as held for sale. During the year ended December 31, 2012, we recorded impairment charges on our property and equipment of $1.1 million in association with our decision to retire two mechanical drilling rigs, with most of their components to be used as spare parts, as well as two wireline units and other wireline equipment.
During the year ended December 31, 2013, we recorded $44.8 million of impairment charges to reduce the goodwill and intangible asset carrying values of our coiled tubing reporting unit, which were originally recorded in connection with the acquisition of Go-Coil on December 31, 2011. On June 30, 2013, we performed an impairment analysis that led us to conclude that there would be no remaining implied value attributable to our goodwill and accordingly, we recorded a non-cash charge of $41.7 million for the full impairment of our goodwill. In addition, we performed an intangible asset impairment analysis on June 30, 2013, which resulted in a non-cash impairment charge of $3.1 million to reduce our intangible asset carrying value of client relationships. These impairment charges did not have an impact on our liquidity or debt covenants; however, it was a reflection of the increased competition in certain coiled tubing markets where we operate and a decline in our projected cash flows for the coiled tubing reporting unit.
Our interest expense increased by $11.3 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to less capitalized interest during the year ended December 31, 2013, as compared to 2012, associated with the capital expenditures for our new-build drilling rigs and for upgrades to our drilling rig fleet.

Our effective income tax rate for the year ended December 31, 2013 was 36%, which is slightly higher than the federal statutory rate in the United States, due to the impact of state income taxes, and partially offset by the effect of foreign translation, the impact of lower effective tax rates in foreign jurisdictions and other permanent differences.
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
Our Production Services Segment's revenues increased by $138.5 million, or 49%, during 2012 as compared to 2011, while operating costs increased $88.4 million, or 54%. The acquisition of Go-Coil on December 31, 2011 resulted in an increase in our revenues and operating expenses during 2012 of $58.4 million and $40.9 million, respectively. The remaining increases in revenues and operating costs are primarily due to the expansion of our operations through fleet additions as well as higher demand for our wireline and well servicing offerings, which resulted in higher utilization rates and higher revenue rates charged for these services during the year ended December 31, 2012, as compared to 2011. During 2011 and 2012, we acquired a total of 34 well servicing rigs and 36 wireline units, resulting in an increase in both our revenues and operating costs. Utilization of our well servicing fleet also increased to 91% for the year ended December 31, 2012, as compared to 87% during 2011, while pricing increased by approximately 10%. The number of wireline jobs we completed increased by approximately 7% for the year ended December 31, 2012, as compared to 2011, and our average price per job increased by approximately 14%, which is partially due to a greater mix of higher priced jobs performed as well as increased demand.
Our general and administrative expense increased by approximately $18.3 million, or 27%, during 2012 as compared to 2011, primarily due to the overall expansion of our operations in both our drilling and production services segments. The acquisition of Go-Coil on December 31, 2011 resulted in an increase of $7.3 million in our general and administrative expense for the year ended December 31, 2012, as compared to 2011. Additionally, during 2012, we expanded our well servicing and wireline fleets by approximately 21% and 14%, respectively, and deployed seven new-build drilling rigs. The overall expansion of our business increased our general and administrative expense for the year ended December 31, 2012, as compared to 2011, including an increase of $5.5 million in payroll and compensation related expenses primarily resulting from the hiring of additional personnel to support our growth.
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
Our depreciation and amortization expenses increased by $31.9 million during 2012, as compared to 2011, as a result of our expansion in both our drilling and production services segments. The expansion of our well servicing and wireline fleets resulted in an increase of approximately $12.5 million during the year ended December 31, 2012, as compared to 2011, and the acquisition of Go-Coil on December 31, 2011 resulted in an increase of $10.3 million. The remaining increase is primarily due to the expansion of our drilling services fleet through the addition of seven new-build drilling rigs that went into service in 2012 as well as capital expenditures for upgrades to our drilling rig fleet during 2012 and late 2011.
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

Inflation
Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. With the increase in demand from 2010 through 2011, and the resulting tightening of labor markets, we had a wage rate increase of approximately 10% across multiple drilling divisions in January 2012. During 2013, we have experienced modest wage rate increases in our Production Services Segment and we expect similar pressure in 2014.
Costs for rig repairs and maintenance, rig upgrades and new rig construction are also impacted by inflationary pressures when the demand for drilling services increases. We estimate that we experienced an increase in these costs of approximately 5% to 10% during 2012 and 2013, and we estimate that we will experience a more moderate increase in 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Revenue and Cost Recognition—Our Drilling Services Segment earns revenues by drilling oil and gas wells for our clients under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. Drilling contracts for individual wells are usually completed in less than 60 days. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract. All our revenues are recognized net of applicable sales taxes.
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
The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “deferred revenues” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of December 31, 2013 we had $0.7 million and $0.9 million of current deferred mobilization revenues and costs, respectively, and $0.4 million and $0.5 million of long-term deferred mobilization revenues and costs, respectively. Our deferred mobilization costs and revenues primarily related to long-term contracts for our new-build drilling rigs and long-term contracts for drilling rigs which we moved between drilling divisions. Amortization of deferred mobilization revenues was $5.3 million, $6.3 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Our Production Services Segment earns revenues for well servicing, wireline services, coiled tubing services and fishing and rental services pursuant to master services agreements based on purchase orders, contracts or other arrangements with the client that include fixed or determinable prices. Production services jobs are generally short-term and are charged at current market rates. Production service revenue is recognized when the service has been rendered and collectability is reasonably assured.
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. Our unbilled receivables totaled $49.5 million at December 31, 2013, of which $45.4 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at December 31, 2013 and $4.1 million related to unbilled receivables for our Production Services Segment.
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
Due to continued increases in competition in certain coiled tubing markets and lower than anticipated operating results, we performed another impairment analysis of our long-lived tangible and intangible assets as of December 31, 2013. We determined that the sum of the estimated future undiscounted net cash flows for our coiled tubing services reporting unit was in excess of the carrying amount and concluded that no impairment existed as of December 31, 2013. The future undiscounted cash flows used in our impairment analysis include projected increases in utilization and pricing from what we have historically experienced. If we fail to meet the projected increases in utilization and pricing for our coiled tubing services, or in the event of significant unfavorable changes in the forecasted cash flows or key assumptions used in our analysis, the most significant of these being the projected utilization and pricing of our coiled tubing services, then we may incur a future impairment.
In September 2013, we evaluated the drilling rigs in our fleet and decided to place eight of our mechanical drilling rigs as held for sale and recognized an impairment charge to reduce the carrying value of these assets to their estimated fair value, which was based on their sales price. The decision to sell these drilling rigs was primarily due to a decrease in demand for non-top drive mechanical rigs that drill vertical oil and gas wells. Our remaining drilling rig fleet includes mechanical rigs that are currently working, but which may have reduced utilization if demand for vertical drilling continues to soften. We performed an impairment evaluation on the remaining drilling rigs in our fleet which are similar to those that we decided to sell. In order to estimate our future undiscounted cash flows from the use and eventual disposition of these assets, we incorporated probabilities of selling these rigs in the near term, versus working them through the end of their remaining useful lives. Our analysis led us to conclude that no impairment presently exists for the remaining similar drilling rigs. If the demand for vertical drilling continues to soften and these remaining mechanical rigs become idle for an extended amount of time, then the probability of a near term sale may increase, which would likely result in an impairment charge, based on the current market value of these drilling rigs. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions.
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
Accounting estimates—Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expenses, our estimates of fair value for impairment evaluations, our estimate of deferred taxes, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, and our estimate of compensation related accruals.
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
During the year ended December 31, 2013, we experienced a loss of approximately $17,000 on one turnkey contract completed. We did not experience a loss on any of the turnkey contracts completed during 2012. During 2011, we experienced a loss of $1.5 million on two turnkey contracts completed. As of December 31, 2013, we did not have any turnkey contracts in progress.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $1.4 million at December 31, 2013.
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
As of December 31, 2013, we had $98.0 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.

Our accrued insurance premiums and deductibles as of December 31, 2013 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $3.1 million and our workers’ compensation, general liability and auto liability insurance of approximately $7.3 million. We have stop-loss coverage of $150,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of December 31, 2013, we had $80.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.8 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.5 million during the year ended December 31, 2013. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2013.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $2.7 million for the year ended December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

PIONEER ENERGY SERVICES CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pioneer Energy Services Corp.:
We have audited the accompanying consolidated balance sheets of Pioneer Energy Services Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Energy Services Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Energy Services Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
San Antonio, Texas
February 13, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pioneer Energy Services Corp.:
We have audited Pioneer Energy Services Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pioneer Energy Services Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pioneer Energy Services Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Energy Services Corp. and subsidiaries as of December 31, 2013 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Antonio, Texas
February 13, 2014

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,385	$23,733
Receivables:
Trade, net of allowance for doubtful accounts	115,908	115,070
Unbilled receivables	49,535	35,140
Insurance recoveries	8,607	6,518
Income taxes and other	2,310	2,116
Deferred income taxes	13,092	11,058
Inventory	13,232	12,111
Prepaid expenses and other current assets	9,311	13,040
Total current assets	239,380	218,786
Property and equipment, at cost	1,724,124	1,698,517
Less accumulated depreciation	786,467	684,177
Net property and equipment	937,657	1,014,340
Intangible assets	32,269	43,843
Goodwill	—	41,683
Noncurrent deferred income taxes	1,156	5,519
Other long-term assets	19,161	15,605
Total assets	$1,229,623	$1,339,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,718	$83,823
Current portion of long-term debt	2,847	872
Deferred revenues	699	3,880
Accrued expenses:
Payroll and related employee costs	30,020	27,991
Insurance premiums and deductibles	10,940	9,708
Insurance claims and settlements	8,607	6,348
Interest	12,275	12,343
Other	11,727	11,585
Total current liabilities	120,833	156,550
Long-term debt, less current portion	499,666	518,725
Noncurrent deferred income taxes	84,636	108,838
Other long-term liabilities	6,055	7,983
Total liabilities	711,190	792,096
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 62,534,636 and 62,032,517 shares outstanding at December 31, 2013 and 2012, respectively	6,275	6,217
Additional paid-in capital	456,812	449,554
Treasury stock, at cost; 219,304 and 134,612 shares at December 31, 2013 and 2012, respectively	(1,895)	(1,264)
Accumulated earnings	57,241	93,173
Total shareholders’ equity	518,433	547,680
Total liabilities and shareholders’ equity	$1,229,623	$1,339,776

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Drilling services	$528,327	$498,867	$433,902
Production services	431,859	420,576	282,039
Total revenues	960,186	919,443	715,941
Costs and expenses:
Drilling services	351,630	333,846	292,559
Production services	276,808	252,775	164,365
Depreciation and amortization	187,918	164,717	132,832
General and administrative	95,000	85,603	67,318
Bad debt expense (recovery)	767	(440)	925
Impairment charges	54,292	1,131	484
Total costs and expenses	966,415	837,632	658,483
Income (loss) from operations	(6,229)	81,811	57,458
Other (expense) income:
Interest expense	(48,310)	(37,049)	(29,721)
Other	(1,239)	1,624	(6,904)
Total other expense	(49,549)	(35,425)	(36,625)
Income (loss) before income taxes	(55,778)	46,386	20,833
Income tax benefit (expense)	19,846	(16,354)	(9,656)
Net income (loss)	$(35,932)	$30,032	$11,177

Income (loss) per common share—Basic	$(0.58)	$0.49	$0.19

Income (loss) per common share—Diluted	$(0.58)	$0.48	$0.19

Weighted average number of shares outstanding—Basic	62,213	61,780	57,390

Weighted average number of shares outstanding—Diluted	62,213	62,762	58,779

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares		Amount		Additional Paid In Capital	Accumulated Earnings	Total Shareholders' Equity
	Common	Treasury	Common	Treasury
	(In thousands)
Balance as of December 31, 2010	54,253	(25)	$5,425	$(161)	$339,105	$51,964	$396,333
Net income	—	—	—	—	—	11,177	11,177
Sale of common stock, net of offering costs	6,900	—	690	—	93,653	—	94,343
Exercise of options and related income tax effect	517	—	52	—	2,832	—	2,884
Purchase of treasury stock	—	(70)	—	(743)	—	—	(743)
Income tax effect of stock option forfeitures and expirations	—	—	—	—	(254)	—	(254)
Issuance of restricted stock	207	—	21	—	(21)	—	—
Stock-based compensation expense	—	—	—	—	6,705	—	6,705
Balance as of December 31, 2011	61,877	(95)	$6,188	$(904)	$442,020	$63,141	$510,445
Net income	—	—	—	—	—	30,032	30,032
Exercise of options and related income tax effect	172	—	17	—	676	—	693
Purchase of treasury stock	—	(40)	—	(360)	—	—	(360)
Income tax effect of stock option forfeitures and expirations	—	—	—	—	(449)	—	(449)
Issuance of restricted stock	117	—	12	—	(12)	—	—
Stock-based compensation expense	—	—	—	—	7,319	—	7,319
Balance as of December 31, 2012	62,166	(135)	$6,217	$(1,264)	$449,554	$93,173	$547,680
Net loss	—	—	—	—	—	(35,932)	(35,932)
Exercise of options and related income tax effect	271	—	27	—	1,239	—	1,266
Purchase of treasury stock	—	(85)	—	(631)	—	—	(631)
Income tax effect of restricted stock vesting	—	—	—	—	(265)	—	(265)
Income tax effect of stock option forfeitures and expirations	—	—	—	—	(56)	—	(56)
Issuance of restricted stock	316	—	31	—	(31)	—	—
Stock-based compensation expense	—	—	—	—	6,371	—	6,371
Balance as of December 31, 2013	62,753	(220)	$6,275	$(1,895)	$456,812	$57,241	$518,433

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(35,932)	$30,032	$11,177
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187,918	164,717	132,832
Allowance for doubtful accounts	801	76	787
(Gain) loss on dispositions of property and equipment	(1,421)	(1,199)	151
Stock-based compensation expense	6,371	7,319	6,705
Amortization of debt issuance costs, discount and premium	3,095	2,985	3,302
Impairment charges	54,292	1,131	484
Deferred income taxes	(22,125)	13,303	8,098
Change in other long-term assets	(5,741)	(3,865)	2,828
Change in other long-term liabilities	(1,928)	(1,173)	(623)
Changes in current assets and liabilities:
Receivables	(16,168)	(12,807)	(46,802)
Inventory	(1,121)	(927)	(2,161)
Prepaid expenses and other current assets	3,729	(1,266)	(1,965)
Accounts payable	(166)	2,431	9,331
Deferred revenues	(3,181)	(86)	297
Accrued expenses	6,157	(1,305)	20,438
Net cash provided by operating activities	174,580	199,366	144,879

Cash flows from investing activities:
Acquisition of production services business of Go-Coil	—	—	(109,035)
Acquisition of other production services businesses	—	—	(6,502)
Purchases of property and equipment	(165,356)	(364,324)	(210,066)
Proceeds from sale of property and equipment	13,836	3,093	5,550
Proceeds from sale of auction rate securities	—	—	12,569
Proceeds from insurance recoveries	844	—	—
Net cash used in investing activities	(150,676)	(361,231)	(307,484)

Cash flows from financing activities:
Debt repayments	(60,874)	(874)	(113,158)
Proceeds from issuance of debt	40,000	100,000	250,750
Debt issuance costs	(13)	(58)	(7,285)
Proceeds from exercise of options	1,266	693	2,884
Proceeds from common stock, net of offering costs of $5,707	—	—	94,343
Purchase of treasury stock	(631)	(360)	(743)
Net cash provided by (used in) financing activities	(20,252)	99,401	226,791

Net increase (decrease) in cash and cash equivalents	3,652	(62,464)	64,186
Beginning cash and cash equivalents	23,733	86,197	22,011
Ending cash and cash equivalents	$27,385	$23,733	$86,197

Supplementary disclosure:
Interest paid	$46,274	$44,317	$26,955
Income tax paid	$3,154	$731	$952

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
During the second quarter of 2013, we sold two mechanical drilling rigs that were previously idle in our East Texas division, for which we recognized an associated gain of approximately $0.8 million. In September 2013, we decided to sell eight of our mechanical drilling rigs, for which we recognized an impairment charge of $9.2 million dollars during the third quarter. All eight drilling rigs were classified as held for sale at September 30, 2013 and were sold in late October 2013. We did not incur any additional gain or loss upon the sale of these rigs.
As of December 31, 2013, 50 of our 62 drilling rigs are earning revenues under drilling contracts, 39 of which are under term contracts, and we are actively marketing all of our idle drilling rigs. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, seven of which are currently working. The remaining rig will begin working under its term contract after it is upgraded from 1,000 horsepower to 1,500 horsepower, which we expect will be completed by the end of the first quarter of 2014.
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
Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of December 31, 2013, we have a fleet of 109 well servicing rigs consisting of ninety-nine 550 horsepower rigs and ten 600 horsepower rigs, all of which are currently operating or are being actively marketed. We currently provide wireline services and coiled tubing services with a fleet of 119 wireline units and 13 coiled tubing units, and we provide rental services with a gross book value of $17.3 million in fishing and rental tools.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
In preparing the accompanying consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expenses, our estimates of fair value for impairment evaluations, our estimate of deferred taxes, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, and our estimate of compensation related accruals.
In preparing the accompanying consolidated financial statements, we have reviewed events that have occurred after December 31, 2013, through the filing of this Form 10-K, for inclusion as necessary.
Drilling Contracts
Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Spot market contracts generally provide for the drilling of a single well and typically permit the client to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts. Currently, we have contracts with terms of six months to four years in duration. As of December 31, 2013, we have 39 drilling rigs operating under term contracts, which if not renewed at the end of their terms, will expire as follows:

		Term Contract Expiration by Period
	Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
United States	33	18	4	5	1	5
Colombia	6	—	6	—	—	—
	39	18	10	5	1	5
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
Revenue and Cost Recognition
Drilling Services—Our Drilling Services Segment earns revenues by drilling oil and gas wells for our clients under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. Drilling contracts for individual wells are usually completed in less than 60 days. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract. All our revenues are recognized net of applicable sales taxes.

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
The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “deferred revenues” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of December 31, 2013 we had $0.7 million and $0.9 million of current deferred mobilization revenues and costs, respectively, and $0.4 million and $0.5 million of long-term deferred mobilization revenues and costs, respectively. Our deferred mobilization costs and revenues primarily related to long-term contracts for our new-build drilling rigs and long-term contracts for drilling rigs which we moved between drilling divisions. Amortization of deferred mobilization revenues was $5.3 million, $6.3 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Production Services—Our Production Services Segment earns revenues for well servicing, wireline services, coiled tubing services and fishing and rental services pursuant to master services agreements based on purchase orders, contracts or other arrangements with the client that include fixed or determinable prices. Production services jobs are generally short-term and are charged at current market rates. Production service revenue is recognized when the service has been rendered and collectability is reasonably assured.

Cash and Cash Equivalents
For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in corporate and government money market accounts. Cash equivalents at December 31, 2013 and 2012 were $0.7 million and $3.1 million, respectively.
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
The changes in our allowance for doubtful accounts consist of the following (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Balance at beginning of year	$1,044	$994	$712
Increase in allowance charged to expense	801	76	787
Accounts charged against the allowance, net of recoveries	(489)	(26)	(505)
Balance at end of year	$1,356	$1,044	$994
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
Our unbilled receivables totaled $49.5 million at December 31, 2013, of which $45.4 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at December 31, 2013 and $4.1 million related to unbilled receivables for our Production Services Segment.
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
On October 1, 2012, we received proceeds of $0.6 million from the redemption of certain ARPSs by the original issuer of the securities, which we recognized as other income in our consolidated statement of operations for the year ended December 31, 2012. The ARPSs Call Option had a fair value of zero as of December 31, 2012 and expired on January 7, 2013.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated useful lives of the assets using the straight-line method. We record the same depreciation expense whether a rig is idle or working. We charge our expenses for maintenance and repairs to operating costs. We capitalize expenditures for renewals and betterments to the appropriate property and equipment accounts.
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

Intangible Assets
Our intangible assets consist of the following components as of December 31, 2013 and 2012 (amounts in thousands):

	December 31,
	2013	2012
Cost:
Client relationships	$63,168	$66,273
Non-compete agreements	1,355	1,355
Trademarks / trade names	575	568
Accumulated amortization:
Client relationships	(31,584)	(23,667)
Non-compete agreements	(745)	(436)
Trademarks / trade names	(500)	(250)
	$32,269	$43,843
Substantially all of our intangible assets were recorded in connection with the acquisitions of production services businesses and are subject to amortization. The cost of our client relationships, trademarks and trade names are amortized using the straight-line method over their respective estimated economic useful lives which range from two to nine years. Amortization expense for our non-compete agreements is calculated using the straight-line method over the period of the agreements which range from three to seven years. Amortization expense was $8.5 million, $8.7 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense is estimated to be approximately $8.0 million, $7.9 million, $5.1 million, $3.8 million and $3.8 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. Actual amortization amounts may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.
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
As of December 31, 2013, our carrying value of intangible assets related to the acquisition of Go-Coil was $21.8 million. Due to continued increases in competition in certain coiled tubing markets and lower than anticipated operating results, we performed another impairment analysis of our long-lived tangible and intangible assets as of December 31, 2013. We determined that the sum of the estimated future undiscounted net cash flows for our coiled tubing services reporting unit was in excess of the carrying amount and concluded that no impairment existed as of December 31, 2013. The future undiscounted cash flows used in our impairment analysis include projected increases in utilization and pricing from what we have historically experienced. If we fail to meet the projected increases in utilization and pricing for our coiled tubing services, or in the event of significant unfavorable changes in the forecasted cash flows or key assumptions used in our analysis, the most significant of these being the projected utilization and pricing of our coiled tubing services, then we may incur a future impairment.
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
Other Current Liabilities
Our other accrued expenses include accruals for items such as property tax, sales tax, professional and other fees. We routinely expense these items in the normal course of business over the periods these expenses benefit. Our other accrued expenses also consist of the current portion of the Colombian net equity tax.
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
Income Taxes
We follow the asset and liability method of accounting for income taxes, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure our deferred tax assets and liabilities by using the enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in income in the period during which the change occurs. A recent change in Colombia tax rates is described in more detail in Note 6, Income Taxes.
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

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition (amounts in thousands):

Cash acquired	$313
Other current assets	9,068
Property and equipment	30,103
Intangibles and other assets	33,695
Goodwill	41,683
Total assets acquired	$114,862
Current liabilities	4,337
Long-term debt	131
Total liabilities assumed	4,468
Net assets acquired	$110,394
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

3.    Property and Equipment
As of December 31, 2013, the estimated useful lives and costs of our asset classes are as follows:

	Lives	Cost
		(amounts in thousands)
Drilling rigs and equipment	3 - 25	$1,223,621
Well servicing rigs and equipment	3 - 20	205,409
Wireline units and equipment	2 - 10	128,800
Coiled tubing units and equipment	1 - 7	47,761
Fishing and rental tools and equipment	3 - 15	17,264
Vehicles	3 - 20	65,796
Office equipment	3 - 10	9,274
Buildings and improvements	3 - 40	23,931
Land	—	2,268
		$1,724,124
As of December 31, 2013 and 2012, we had incurred $19.4 million and $134.9 million, respectively, in construction costs for ongoing projects, primarily for our new-build drilling rigs and additions to our production services fleets. During the years ended December 31, 2013, 2012 and 2011, we capitalized $0.9 million, $10.2 million and $2.3 million, respectively, of interest costs incurred primarily during the construction periods of new-build drilling rigs and other drilling equipment.
We recorded gains on disposition of our property and equipment of $1.4 million, gains of $1.2 million and losses of $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, in our drilling and production services costs and expenses. During the second quarter of 2013, we sold two mechanical drilling rigs that were previously idle in our East Texas division, for which we recognized an associated gain of approximately $0.8 million. Additionally, we disposed of a total of four wireline units during 2013, as well as other wireline equipment.
We recorded impairment charges on our property and equipment of $9.2 million, $1.1 million and $0.5 million for the year ended December 31, 2013, 2012 and 2011, respectively. During the third quarter of 2013, we decided to place eight of our mechanical drilling rigs as held for sale, and we recognized an impairment loss of $9.2 million in order to reduce the carrying value of these assets to their estimated fair value, based on their sales price. The sales of all eight drilling rigs were completed in late October 2013 and we did not incur any additional gain or loss upon the sale of these rigs. We also recorded an impairment of $0.3 million during the third quarter of 2013 in association with our decision to sell certain production services equipment. In March 2012, we retired two mechanical drilling rigs, with most of their components to be used as spare parts, as well as two wireline units and other wireline equipment, and recognized an associated impairment charge of $1.1 million. In September 2011, we decided to place six mechanical drilling rigs as held for sale and to retire another drilling rig from our fleet, with most of its components to be used as spare parts. Sales of all six mechanical drilling rigs were completed by mid November 2011 and we recognized an impairment charge of $0.5 million in September 2011 in association with our decision to dispose of these seven drilling rigs.
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
In September 2013, we evaluated the drilling rigs in our fleet and decided to place eight of our mechanical drilling rigs as held for sale and recognized an impairment charge to reduce the carrying value of these assets to their estimated fair value, which was based on their sales price. The decision to sell these drilling rigs was primarily due to a decrease in demand for non-top drive mechanical rigs that drill vertical oil and gas wells. Our remaining drilling rig fleet includes mechanical rigs that are currently working, but which may have reduced utilization if demand for vertical drilling continues to soften. We performed an impairment evaluation on the remaining drilling rigs in our fleet which are similar to those that we decided to sell. In order to estimate our future undiscounted cash flows from the use and eventual disposition of these assets, we incorporated probabilities of selling these rigs in the near term, versus working them through the end of their remaining useful lives. Our analysis led us to conclude that no impairment presently exists for the remaining similar drilling rigs. If the demand for vertical drilling continues to soften and these remaining mechanical rigs become idle for an extended amount of time, then the probability of a near term sale may increase, which would likely result in an impairment charge, based on the current market value of these drilling rigs. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions.
Due to several significant adverse factors affecting our coiled tubing services reporting unit, including increased competition in certain coiled tubing markets, turnover of key personnel and lower than anticipated utilization, all of which contributed to a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment analysis of our long-lived tangible and intangible assets as of June 30, 2013. We determined that the sum of the estimated future undiscounted net cash flows for our coiled tubing services reporting unit was less than the carrying amount, and recorded impairment charges to reduce the carrying value of our goodwill to zero and to reduce the carrying value of our intangibles to estimated fair value as of June 30, 2013. However, our impairment analysis did not result in any impairment charges to our coiled tubing property and equipment.
4.     Debt
Our debt consists of the following (amounts in thousands):

	December 31, 2013	December 31, 2012
Senior secured revolving credit facility	$80,000	$100,000
Senior notes	419,586	418,617
Other	2,927	980
	502,513	519,597
Less current portion	(2,847)	(872)
	$499,666	$518,725
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

As of December 31, 2013, we had $80.0 million outstanding under our Revolving Credit Facility and $14.0 million in committed letters of credit, which resulted in borrowing availability of $156.0 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At December 31, 2013, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.0 to 1.0, our senior consolidated leverage ratio was 0.4 to 1.0, and our interest coverage ratio was 5.3 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At December 31, 2013, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
The 2010 and 2011 Senior Notes (the “Senior Notes”) are reflected on our consolidated balance sheet at December 31, 2013 with a total carrying value of $419.6 million, which represents the $425.0 million total face value net of the $6.7 million unamortized portion of original issue discount and $1.3 million unamortized portion of original issue premium. The original issue discount and premium are being amortized over the term of the Senior Notes based on the effective interest method.
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
We were in compliance with these covenants as of December 31, 2013. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC (formerly Go-Coil, L.L.C.) was added as a subsidiary guarantor under the Indenture. (See Note 14, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
Other Debt
Our other debt represents a short-term financing of insurance premiums with monthly payments due through August 2014 and a capital lease obligation for equipment with monthly payments due through November 2016.
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
Capitalized debt costs related to the issuance of our long-term debt were approximately $7.5 million and $9.6 million as of December 31, 2013 and 2012, respectively. We recognized approximately $2.1 million, $2.1 million and $1.8 million of associated amortization during the years ended December 31, 2013, 2012 and 2011, respectively. During 2011, we recognized additional amortization expense for the write-off of $0.6 million of debt issuance costs representing the portion of unamortized debt issuance costs associated with certain syndicate lenders who are no longer participating in the Revolving Credit Facility as amended on June 30, 2011.

5.	Leases
We lease our corporate office facilities in San Antonio, Texas at a payment escalating from $40,373 per month in January 2014 to $46,920 per month in December 2020 pursuant to a lease which extends through December 2020, but which is cancelable as early as December 2016 with applicable penalties. We recognize rent expense on a straight-line basis for our corporate office lease. We also lease real estate at 52 other locations, which are primarily used for field offices and storage and maintenance yards, and we lease vehicles, office and other equipment under non-cancelable operating leases, most of which contain renewal options and some of which contain escalation clauses.

Future lease obligations required under non-cancelable operating leases as of December 31, 2013 were as follows (amounts in thousands):

Year ended December 31,
2014	$5,032
2015	2,987
2016	2,428
2017	2,024
2018	1,082
Thereafter	1,366
$14,919
Rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $6.0 million, $5.6 million and $3.6 million, respectively.

6.	Income Taxes
The jurisdictional components of income (loss) before income taxes consist of the following (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Domestic	$(66,147)	$42,194	$23,396
Foreign	10,369	4,192	(2,563)
Income (loss) before income tax	$(55,778)	$46,386	$20,833
The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Current tax:
Federal	$(380)	$236	$716
State	879	1,214	1,090
Foreign	2,302	1,479	1,301
	2,801	2,929	3,107
Deferred taxes:
Federal	(21,034)	15,013	7,199
State	(3,520)	(749)	102
Foreign	1,907	(839)	(752)
	(22,647)	13,425	6,549
Income tax expense (benefit)	$(19,846)	$16,354	$9,656

The difference between the income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes consists of the following (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Expected tax expense (benefit)	$(19,522)	$16,235	$7,291
State income taxes	(1,717)	302	775
Incentive stock options	66	43	41
Net tax benefits and nondeductible expenses in foreign jurisdictions	525	(881)	1,391
Nondeductible expenses for tax purposes	863	770	567
Valuation allowance	—	(206)	—
Other, net	(61)	91	(409)
Income tax expense (benefit)	$(19,846)	$16,354	$9,656
Income tax expense (benefit) was allocated as follows (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Results of operations	$(19,846)	$16,354	$9,656
Stockholders' equity	321	449	254
Income tax expense (benefit)	$(19,525)	$16,803	$9,910
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax assets and liabilities were as follows (amounts in thousands):

	Year ended December 31,
	2013	2012
Deferred tax assets:
Capital loss carryforward	$1,008	$1,008
Intangibles	36,442	19,918
Employee benefits and insurance claims accruals	9,332	8,273
Accounts receivable reserve	501	370
Employee stock-based compensation	8,905	8,225
Accrued expenses not deductible for tax purposes	749	1,066
Accrued revenue not income for book purposes	942	1,399
Federal and state net operating loss and AMT credit carryforward	94,605	69,160
Foreign net operating loss carryforward	3,411	5,361
	155,895	114,780
Valuation allowance	(1,008)	(1,008)
Total deferred tax assets	154,887	113,772
Deferred tax liabilities:
Property and equipment	225,275	206,033
Total deferred tax liabilities	225,275	206,033
Net deferred tax liabilities	$70,388	$92,261

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we believe it is more likely than not that we will realize the benefits of these deductible temporary differences, with the exception of the valuation allowance recorded to fully offset our deferred tax asset for a capital loss carryforward related to the unrealized loss on the impairment of our ARPS securities.
As of December 31, 2013, we had a $1.0 million deferred tax asset related to the sale of our ARPSs which will represent a capital loss for tax treatment purposes. We can recognize a tax benefit associated with this loss to the extent of capital gains we expect to earn in future periods. We recorded a valuation allowance to fully offset our deferred tax asset relating to this capital loss since we believe capital gains are not likely in future periods.
As of December 31, 2013, we had $94.6 million and $3.4 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against taxable income that we have estimated in future periods. The domestic net operating losses can be used to offset future domestic taxable income through 2033, while the majority of the foreign net operating losses can be carried forward indefinitely.
Deferred income taxes have not been provided on the future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of our foreign subsidiary based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiary is expected to be indefinitely reinvested in foreign operations. As of December 31, 2013, the cumulative undistributed earnings/loss of the subsidiary was approximately a $18.0 million loss. If earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after consideration of foreign tax credits. It is not practicable to estimate the amount of additional tax that might be payable on earnings, if distributed.
On December 26, 2012, Colombia enacted a tax reform bill that, among other things, decreased the corporate tax rate from 33% to 25%, but also added a new 9% tax for equality, which results in a combined tax rate of 34%. Net operating losses cannot be utilized against the new 9% tax for equality, and therefore the associated deferred tax asset must now be based on the lower 25% corporate tax rate only. Other deferred tax assets and liabilities must now be based on the higher combined tax rate of 34%. Included in our 2012 deferred foreign tax expense (benefit) is a $1.7 million expense to adjust our Colombian net deferred tax assets and liabilities for the change in rates.
We have no unrecognized tax benefits relating to ASC Topic 740 and no unrecognized tax benefit activity during the year ended December 31, 2013.
We adopted a policy to record interest and penalty expense related to income taxes as interest and other expense, respectively. At December 31, 2013, no interest or penalties have been or are required to be accrued. Our open tax years for our federal income tax returns in the United States are for the years ended December 31, 2010 to 2012. Our open tax years for our income tax returns in Colombia are for the years ended December 31, 2008 to 2012.

7.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At December 31, 2013 and December 31, 2012, our financial instruments consist primarily of cash, trade and other receivables, trade payables, and long-term debt. The carrying value of cash, trade and other receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.

The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at December 31, 2013 and December 31, 2012 (amounts in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$502,513	$538,074	$519,597	$565,257

8.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Year ended December 31,
	2013	2012	2011
Basic
Net income (loss)	$(35,932)	$30,032	$11,177
Weighted-average shares	62,213	61,780	57,390
Income (loss) per share	$(0.58)	$0.49	$0.19
Diluted
Net income (loss)	$(35,932)	$30,032	$11,177
Weighted average shares:
Outstanding	62,213	61,780	57,390
Diluted effect of stock options, restricted stock, and restricted stock unit awards	—	982	1,389
	62,213	62,762	58,779
Income (loss) per share	$(0.58)	$0.48	$0.19
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 5,507,765, 4,311,645 and 2,430,141 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

9.	Equity Transactions and Stock-Based Compensation Plans
Equity Transactions
In July 2011, we obtained $94.3 million in net proceeds from the sale of 6,900,000 shares of our common stock at $14.50 per share, less underwriters’ commissions and other offering costs, pursuant to a public offering under the shelf registration statement which we filed in July 2009.
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of December 31, 2013, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
Stock-based Compensation Plans
We have stock-based award plans that are administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of stock options, restricted stock, or restricted stock units subject to each award and the terms, conditions and other provisions of the awards. At December 31, 2013, the total shares available for future grants to employees and directors under existing plans were 1,182,475, of which no more than 856,866 may be granted in the form of restricted stock or restricted stock unit awards.
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
The following table summarizes the compensation expense recognized for stock option, restricted stock and restricted stock unit awards during the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Stock option awards	$1,771	$2,962	$3,720
Restricted stock awards	576	628	1,030
Restricted stock unit awards	4,024	3,729	1,955
	$6,371	$7,319	$6,705
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Expected volatility	66%	70%	65%
Risk-free interest rates	1.0%	0.8%	1.5%
Expected life in years	5.53	5.12	4.33
Grant-date fair value	$4.36	$5.02	$4.69

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
The following table represents stock option activity from December 31, 2011 through December 31, 2013:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Life in Years
Outstanding stock options as of December 31, 2011	5,563,348	$10.20
Granted	530,156	8.72
Forfeited	(271,097)	13.60
Exercised	(172,416)	4.02
Outstanding stock options as of December 31, 2012	5,649,991	$10.09
Granted	220,656	7.58
Forfeited	(67,500)	16.02
Exercised	(270,934)	4.67
Outstanding stock options as of December 31, 2013	5,532,213	$10.18	5.1
Stock options exercisable as of December 31, 2013	4,775,172	$10.45	4.6
At December 31, 2013, the aggregate intrinsic value of stock options outstanding was $4.9 million and the aggregate intrinsic value of stock options exercisable was $4.8 million. Intrinsic value is the difference between the exercise price of a stock option and the closing market price of our common stock, which was $8.01 on December 31, 2013.
The following table summarizes our nonvested stock option activity from December 31, 2011 through December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested stock options as of December 31, 2011	1,531,237	$3.98
Granted	530,156	5.02
Vested	(901,817)	3.42
Forfeited	(28,732)	4.74
Nonvested stock options as of December 31, 2012	1,130,844	$4.89
Granted	220,656	4.36
Vested	(594,459)	4.88
Nonvested stock options as of December 31, 2013	757,041	$4.74
At December 31, 2013, there was $0.8 million of unrecognized compensation cost relating to stock options which is expected to be recognized over a weighted-average period of 0.6 years.
In January 2014, our Board of Directors approved the grant of stock options representing 221,440 shares of common stock to officers and employees that will vest over a three-year period.

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
The following table summarizes our restricted stock activity from December 31, 2011 through December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested restricted stock as of December 31, 2011	281,836	$7.18
Granted	49,748	8.04
Vested	(184,081)	6.21
Forfeited	(4,683)	8.86
Nonvested restricted stock as of December 31, 2012	142,820	$8.67
Granted	61,248	7.51
Vested	(98,864)	8.47
Nonvested restricted stock as of December 31, 2013	105,204	$8.18
At December 31, 2013, there was $0.3 million of unrecognized compensation cost relating to restricted stock awards which is expected to be recognized over a weighted-average period of 0.5 years.
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
Approximately one-third of the performance-based RSUs are subject to a market condition, based on total shareholder return, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued, if any. The remaining two-thirds of the performance-based RSUs are subject to performance conditions, based on EBITDA and return on capital employed, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.
As of December 31, 2013, we estimated that our actual achievement level for the performance-based RSUs granted during 2011, 2012 and 2013 will be approximately 120%, 110% and 100% of the predetermined performance conditions, respectively. Therefore, the outstanding 673,762 restricted stock units would be adjusted to represent

721,751 shares of our common stock if these achievement levels are maintained through the applicable performance periods.
The following table summarizes our restricted stock unit activity from December 31, 2011 through December 31, 2013:

	Time-Based Award		Performance-Based Award
	Number of Time-Based Award Units	Weighted-Average Grant-Date Fair Value per Unit	Number of Performance-Based Award Units	Weighted-Average Grant-Date Fair Value per Unit
Nonvested restricted stock units as of December 31, 2011	272,951	$10.76	139,089	$10.23
Granted	356,813	8.21	221,495	9.85
Vested	(72,259)	10.07	—	—
Forfeited	(25,979)	10.34	(5,533)	10.23
Nonvested restricted stock units as of December 31, 2012	531,526	$9.16	355,051	$9.99
Granted	406,027	7.59	346,731	8.34
Vested	(254,629)	9.82	—	—
Forfeited	(55,212)	8.60	(28,020)	8.81
Nonvested restricted stock units as of December 31, 2013	627,712	$7.93	673,762	$9.19
At December 31, 2013, there was $4.8 million of unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.3 years.
In January 2014, our Board of Directors approved the grant of restricted stock units representing 669,051 shares of common stock to officers and employees that will vest over a three-year period.

10.	Employee Benefit Plans and Insurance
We maintain a 401(k) retirement plan for our eligible employees. Under this plan, we may make a matching contribution, on a discretionary basis, equal to a percentage of each eligible employee’s annual contribution, which we determine annually. Our matching contributions for the years ended December 31, 2013, 2012 and 2011 were $6.0 million, $4.6 million and $2.6 million, respectively.
We maintain a self-insurance program, for major medical and hospitalization coverage for employees and their dependents, which is partially funded by employee payroll deductions. We have provided for reported claims costs as well as incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $150,000 per covered individual per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Insurance premiums and deductibles accruals at December 31, 2013 and 2012 include $3.1 million and $2.5 million, respectively, for our estimate of incurred but unpaid costs related to the self-insurance portion of our health insurance.
We are self-insured for up to $500,000 per incident for all workers’ compensation claims submitted by employees for on-the-job injuries. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue our workers’ compensation claim cost estimates based on historical claims development data and we accrue the cost of administrative services associated with claims processing. Insurance premiums and deductibles accruals at December 31, 2013 and 2012 include $7.3 million and $6.1 million, respectively, for our estimate of costs relative to the self-insured portion of our workers’ compensation, general liability and auto liability insurance. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.

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
62
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of December 31, 2013, we have a fleet of 109 well servicing rigs consisting of ninety-nine 550 horsepower rigs and ten 600 horsepower rigs. We provide wireline services and coiled tubing services with a fleet of 119 wireline units and 13 coiled tubing units, and we provide rental services with a gross book value of $17.3 million in fishing and rental tools.
The following tables set forth certain financial information for our two operating segments and corporate as of and for the years ending December 31, 2013, 2012 and 2011 (amounts in thousands):

	As of and for the year ended December 31, 2013
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$791,820	$395,219	$42,584	$1,229,623
Revenues	$528,327	$431,859	$—	$960,186
Operating costs	351,630	276,808	—	628,438
Segment margin	$176,697	$155,051	$—	$331,748
Depreciation and amortization	$122,201	$64,604	$1,113	$187,918
Capital expenditures	$78,708	$44,541	$2,171	$125,420

	As of and for the year ended December 31, 2012
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$867,526	$439,113	$33,137	$1,339,776
Revenues	$498,867	$420,576	$—	$919,443
Operating costs	333,846	252,775	—	586,621
Segment margin	$165,021	$167,801	$—	$332,822
Depreciation and amortization	$108,151	$55,693	$873	$164,717
Capital expenditures	$265,966	$110,813	$2,493	$379,272

	As of and for the year ended December 31, 2011
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$667,588	$398,128	$107,038	$1,172,754
Revenues	$433,902	$282,039	$—	$715,941
Operating costs	292,559	164,365	—	456,924
Segment margin	$141,343	$117,674	$—	$259,017
Depreciation and amortization	$99,302	$32,683	$847	$132,832
Capital expenditures	$168,120	$68,908	$759	$237,787
The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Segment margin	$331,748	$332,822	$259,017
Depreciation and amortization	(187,918)	(164,717)	(132,832)
General and administrative	(95,000)	(85,603)	(67,318)
Bad debt recovery (expense)	(767)	440	(925)
Impairment charges	(54,292)	(1,131)	(484)
Income (loss) from operations	$(6,229)	$81,811	$57,458
The following table sets forth certain financial information for our international operations in Colombia as of and for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	As of and for the year ended December 31,
	2013	2012	2011
Identifiable assets	$150,719	$148,567	$151,448
Revenues	$115,631	$95,338	$109,539
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

12.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $60.4 million relating to our performance under these bonds as of December 31, 2013.
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

13.	Quarterly Results of Operations (unaudited)
The following table summarizes quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2013
Revenues	$229,670	$248,354	$243,979	$238,183	$960,186
Income (loss) from operations	10,445	(27,268)	1,870	8,724	(6,229)
Income tax (expense) benefit	546	14,953	3,614	733	19,846
Net income (loss)	(1,292)	(25,895)	(6,230)	(2,515)	(35,932)
Earnings (loss) per share:
Basic	$(0.02)	$(0.42)	$(0.10)	$(0.04)	$(0.58)
Diluted	$(0.02)	$(0.42)	$(0.10)	$(0.04)	$(0.58)

Year ended December 31, 2012
Revenues	$231,978	$229,824	$229,773	$227,868	$919,443
Income from operations	29,748	23,312	13,222	15,529	81,811
Income tax (expense) benefit	(6,953)	(5,997)	(1,461)	(1,943)	(16,354)
Net income (loss)	14,172	9,685	2,615	3,560	30,032
Earnings (loss) per share:
Basic	$0.23	$0.16	$0.04	$0.06	$0.49
Diluted	$0.23	$0.15	$0.04	$0.06	$0.48

14.	Guarantor/Non-Guarantor Condensed Consolidated Financial Statements
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of December 31, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28,368	$(2,059)	$1,076	$—	$27,385
Receivables, net of allowance	905	125,979	49,476	—	176,360
Intercompany receivable (payable)	(24,837)	52,671	(27,834)	—	—
Deferred income taxes	1,143	8,005	3,944	—	13,092
Inventory	—	7,415	5,817	—	13,232
Prepaid expenses and other current assets	1,013	7,094	1,204	—	9,311
Total current assets	6,592	199,105	33,683	—	239,380
Net property and equipment	4,531	846,632	87,244	(750)	937,657
Investment in subsidiaries	939,091	120,630	—	(1,059,721)	—
Intangible assets, net of accumulated amortization	75	32,194	—	—	32,269
Noncurrent deferred income taxes	78,486	—	1,156	(78,486)	1,156
Other long-term assets	7,513	2,009	9,639	—	19,161
Total assets	$1,036,288	$1,200,570	$131,722	$(1,138,957)	$1,229,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757	$37,797	$5,164	—	$43,718
Current portion of long-term debt	—	2,847	—	—	2,847
Deferred revenues	—	699	—	—	699
Accrued expenses	16,368	51,739	5,462	—	73,569
Total current liabilities	17,125	93,082	10,626	—	120,833
Long-term debt, less current portion	499,586	80	—	—	499,666
Noncurrent deferred income taxes	—	163,122	—	(78,486)	84,636
Other long-term liabilities	394	5,195	466	—	6,055
Total liabilities	517,105	261,479	11,092	(78,486)	711,190
Total shareholders’ equity	519,183	939,091	120,630	(1,060,471)	518,433
Total liabilities and shareholders’ equity	$1,036,288	$1,200,570	$131,722	$(1,138,957)	$1,229,623

	December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,479	$(5,401)	$10,655	$—	$23,733
Receivables, net of allowance	440	129,570	29,128	(294)	158,844
Intercompany receivable (payable)	(124,516)	146,652	(22,136)	—	—
Deferred income taxes	869	8,162	2,027	—	11,058
Inventory	—	5,956	6,155	—	12,111
Prepaid expenses and other current assets	655	9,163	3,222	—	13,040
Total current assets	(104,073)	294,102	29,051	(294)	218,786
Net property and equipment	3,474	921,393	90,223	(750)	1,014,340
Investment in subsidiaries	1,122,814	114,416	—	(1,237,230)	—
Intangible assets, net of accumulated amortization	68	43,775	—	—	43,843
Goodwill	—	41,683	—	—	41,683
Noncurrent deferred income taxes	51,834	—	5,519	(51,834)	5,519
Other long-term assets	9,582	2,340	3,683	—	15,605
Total assets	$1,083,699	$1,417,709	$128,476	$(1,290,108)	$1,339,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$76,828	$5,437	$—	$83,823
Current portion of long-term debt	—	872	—	—	872
Deferred revenues	—	1,954	1,926	—	3,880
Accrued expenses	14,905	48,892	4,472	(294)	67,975
Total current liabilities	16,463	128,546	11,835	(294)	156,550
Long-term debt, less current portion	518,618	107	—	—	518,725
Noncurrent deferred income taxes	(4)	160,676	—	(51,834)	108,838
Other long-term liabilities	192	5,566	2,225	—	7,983
Total liabilities	535,269	294,895	14,060	(52,128)	792,096
Total shareholders’ equity	548,430	1,122,814	114,416	(1,237,980)	547,680
Total liabilities and shareholders’ equity	$1,083,699	$1,417,709	$128,476	$(1,290,108)	$1,339,776

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$844,555	$115,631	$—	$960,186
Costs and expenses:
Operating costs	—	547,528	80,910	—	628,438
Depreciation and amortization	1,113	173,516	13,289	—	187,918
General and administrative	25,272	66,779	3,501	(552)	95,000
Intercompany leasing	—	(4,860)	4,860	—	—
Bad debt expense (recovery)	67	700	—	—	767
Impairment charges	—	54,292	—	—	54,292
Total costs and expenses	26,452	837,955	102,560	(552)	966,415
Income (loss) from operations	(26,452)	6,600	13,071	552	(6,229)
Other (expense) income:
Equity in earnings of subsidiaries	11,861	6,260	—	(18,121)	—
Interest expense	(48,302)	(37)	29	—	(48,310)
Other	9	1,990	(2,686)	(552)	(1,239)
Total other (expense) income	(36,432)	8,213	(2,657)	(18,673)	(49,549)
Income (loss) before income taxes	(62,884)	14,813	10,414	(18,121)	(55,778)
Income tax (expense) benefit	26,952	(2,952)	(4,154)	—	19,846
Net income (loss)	$(35,932)	$11,861	$6,260	$(18,121)	$(35,932)

	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$779,163	$140,280	$—	$919,443
Costs and expenses:
Operating costs	—	485,342	101,279	—	586,621
Depreciation and amortization	873	142,972	20,872	—	164,717
General and administrative	22,212	54,715	9,228	(552)	85,603
Intercompany leasing	—	(4,860)	4,860	—	—
Bad debt expense (recovery)	—	(612)	172	—	(440)
Impairment charges	—	1,131	—	—	1,131
Total costs and expenses	23,085	678,688	136,411	(552)	837,632
Income (loss) from operations	(23,085)	100,475	3,869	552	81,811
Other (expense) income:
Equity in earnings of subsidiaries	68,352	4,029	—	(72,381)	—
Interest expense	(37,011)	(59)	21	—	(37,049)
Other	268	940	968	(552)	1,624
Total other (expense) income	31,609	4,910	989	(72,933)	(35,425)
Income (loss) before income taxes	8,524	105,385	4,858	(72,381)	46,386
Income tax (expense) benefit	21,508	(37,033)	(829)	—	(16,354)
Net income (loss)	$30,032	$68,352	$4,029	$(72,381)	$30,032

	Year ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$606,402	$109,539	$—	$715,941
Costs and expenses:
Operating costs	—	372,945	83,979	—	456,924
Depreciation and amortization	847	119,520	12,465	—	132,832
General and administrative	19,797	45,152	2,921	(552)	67,318
Intercompany leasing	—	(4,860)	4,857	3	—
Bad debt expense (recovery)	—	925	—	—	925
Impairment of equipment	—	484	—	—	484
Total costs and expenses	20,644	534,166	104,222	(549)	658,483
Income (loss) from operations	(20,644)	72,236	5,317	549	57,458
Other (expense) income:
Equity in earnings of subsidiaries	43,182	(2,982)	—	(40,200)	—
Interest expense	(29,497)	(248)	24	—	(29,721)
Other	311	1,163	(7,829)	(549)	(6,904)
Total other (expense) income	13,996	(2,067)	(7,805)	(40,749)	(36,625)
Income (loss) before income taxes	(6,648)	70,169	(2,488)	(40,200)	20,833
Income tax expense (benefit)	17,825	(26,987)	(494)	—	(9,656)
Net income (loss)	$11,177	$43,182	$(2,982)	$(40,200)	$11,177

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$31,908	$142,225	$447	$174,580
Cash flows from investing activities:
Purchases of property and equipment	(2,649)	(151,363)	(11,344)	(165,356)
Proceeds from sale of property and equipment	8	12,510	1,318	13,836
Proceeds from insurance recoveries	—	844	—	844
	(2,641)	(138,009)	(10,026)	(150,676)
Cash flows from financing activities:
Debt repayments	(60,000)	(874)	—	(60,874)
Proceeds from issuance of debt	40,000	—	—	40,000
Debt issuance costs	(13)	—	—	(13)
Proceeds from exercise of options	1,266	—	—	1,266
Purchase of treasury stock	(631)	—	—	(631)
	(19,378)	(874)	—	(20,252)
Net increase (decrease) in cash and cash equivalents	9,889	3,342	(9,579)	3,652
Beginning cash and cash equivalents	18,479	(5,401)	10,655	23,733
Ending cash and cash equivalents	$28,368	$(2,059)	$1,076	$27,385

	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$(171,541)	$338,418	$32,489	$199,366
Cash flows from investing activities:
Purchases of property and equipment	(2,187)	(332,082)	(30,055)	(364,324)
Proceeds from sale of property and equipment	—	2,998	95	3,093
	(2,187)	(329,084)	(29,960)	(361,231)
Cash flows from financing activities:
Debt repayments	—	(856)	(18)	(874)
Proceeds from issuance of debt	100,000	—	—	100,000
Debt issuance costs	(58)	—	—	(58)
Proceeds from exercise of options	693	—	—	693
Purchase of treasury stock	(360)	—	—	(360)
	100,275	(856)	(18)	99,401
Net increase (decrease) in cash and cash equivalents	(73,453)	8,478	2,511	(62,464)
Beginning cash and cash equivalents	91,932	(13,879)	8,144	86,197
Ending cash and cash equivalents	$18,479	$(5,401)	$10,655	$23,733

	Year ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$(164,032)	$300,198	$8,713	$144,879
Cash flows from investing activities:
Acquisition of production services business of Go-Coil	—	(109,035)	—	(109,035)
Acquisition of other production services businesses	—	(6,502)	—	(6,502)
Purchases of property and equipment	(485)	(200,887)	(8,694)	(210,066)
Proceeds from sale of property and equipment	7	5,532	11	5,550
Proceeds from sale of auction rate securities	12,569	—	—	12,569
	12,091	(310,892)	(8,683)	(307,484)
Cash flows from financing activities:
Debt repayments	(111,813)	(1,345)	—	(113,158)
Proceeds from issuance of debt	250,750	—	—	250,750
Debt issuance costs	(7,285)	—	—	(7,285)
Proceeds from exercise of options	2,884	—	—	2,884
Proceeds from common stock, net of offering costs of $5,707	94,343	—	—	94,343
Purchase of treasury stock	(743)	—	—	(743)
	228,136	(1,345)	—	226,791
Net increase (decrease) in cash and cash equivalents	76,195	(12,039)	30	64,186
Beginning cash and cash equivalents	15,737	(1,840)	8,114	22,011
Ending cash and cash equivalents	$91,932	$(13,879)	$8,144	$86,197

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Pioneer Energy Services Corp.’s management assessed the effectiveness of Pioneer Energy Services Corp.’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment we have concluded that, as of December 31, 2013, Pioneer Energy Services Corp.’s internal control over financial reporting was effective based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Pioneer Energy Services Corp. included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Pioneer Energy Services Corp.’s internal control over financial reporting as of December 31, 2013. This report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B.	Other Information
Not Applicable.

PART III
In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2014 Annual Meeting of Shareholders. We intend to file that definitive proxy statement with the SEC on or about April 9, 2014.

Item 10.	Directors, Executive Officers and Corporate Governance
Please see the information appearing under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2014 Annual Meeting of Shareholders for the information this Item 10 requires.

Item 11.	Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2014 Annual Meeting of Shareholders for the information this Item 11 requires.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see the information appearing under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2014 Annual Meeting of Shareholders for the information this Item 12 requires.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Please see the information appearing under the headings “Proposal 1—Election of Directors” and “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2014 Annual Meeting of Shareholders for the information this Item 13 requires.

Item 14.	Principal Accountant Fees and Services
Please see the information appearing under the heading “Proposal 3—Ratification of the Appointment of our Independent Registered Public Accounting Firm” in the definitive proxy statement for our 2014 Annual Meeting of Shareholders for the information this Item 14 requires.

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

10.3*+	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.1)).

10.4+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.2)).

10.5+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Restricted Stock Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.3)).

10.6+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Restricted Stock Unit Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.4)).

10.7+*	-	Pioneer Drilling Company Amended and Restated Key Executive Severance Plan (Form 10-Q for the dated August 5, 2008 (File No. 1-8182, Exhibit 10.4)).

10.8+*	-	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K dated June 22, 2001 (File No. 1-8182, Exhibit 10.5)).

10.9+*	-	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K dated June 22, 2001 (File No. 1-8182, Exhibit 10.7)).

10.10+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 dated November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

10.11+*	-	Pioneer Drilling Company Amended and Restated 2007 Incentive Plan (Form 10-Q dated November 3, 2011 (File No. 1-8182, Exhibit 10.1)).

10.12+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Stock Option Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.1)).

10.13+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Employee Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.2)).

10.14+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.3)).

10.15+*	-	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).

10.16+*	-	Pioneer Drilling Company Employee Relocation Policy Executive Officers – Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).

10.17*	-
Amended and Restated Credit Agreement, dated as of June 30, 2011 among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated July 5, 2011 (File No. 1-8182, Exhibit 10.1)).

10.18+*	-	Employment Letter, effective March 1, 2008, from Pioneer Drilling Company to Joseph B. Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.1)).

10.19+*	-
Confidentiality and Non-Competition Agreement, dated February 29, 2008, by and between Pioneer Drilling Company, Pioneer Production Services, Inc. and Joe Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.2)).

10.20+*	-	Employment Letter, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

10.21+*	-	Pioneer Energy Services Corp. Nonqualified Retirement Savings and Investment Plan (Form 8-K dated January 30, 2013 (File No. 1-8182, Exhibit 10.1)).

10.22+*	-	Amended and Restated Pioneer Energy Services Corp. 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 12, 2013 (File No. 1-8182, Exhibit 10.1)).

12.1**	-	Computation of ratio of earnings to fixed charges.

21.1**	-	Subsidiaries of Pioneer Energy Services Corp.

23.1**	-	Consent of Independent Registered Public Accounting Firm.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

 _______________

*	Incorporated by reference to the filing indicated.

**	Filed herewith.

#	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

February 13, 2014	/S/ WM. STACY LOCKE
Wm. Stacy Locke Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DEAN A. BURKHARDT	Chairman	February 13, 2014
Dean A. Burkhardt
/S/ WM. STACY LOCKE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2014
Wm. Stacy Locke
/S/ LORNE E. PHILLIPS	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 13, 2014
Lorne E. Phillips
/S/ C. JOHN THOMPSON	Director	February 13, 2014
C. John Thompson
/S/ JOHN MICHAEL RAUH	Director	February 13, 2014
John Michael Rauh
/S/ SCOTT D. URBAN	Director	February 13, 2014
Scott D. Urban

Index to Exhibits

Exhibit Number		Description

3.1*	-	Restated Articles of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated July 30, 2012 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated July 30, 2012 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Energy Services Corp. (Form 10-Q dated August 7, 2012 (File No. 1-8182, Exhibit 4.1)).

4.2*	-
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

10.3*+	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.1)).

10.4+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.2)).

10.5+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Long-Term Incentive Restricted Stock Award Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.3)).

10.6+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Restricted Stock Unit Agreement (Form 10-Q dated August 5, 2010 (File No. 1-8182, Exhibit 10.4)).

10.7+*	-	Pioneer Drilling Company Amended and Restated Key Executive Severance Plan (Form 10-Q for the dated August 5, 2008 (File No. 1-8182, Exhibit 10.4)).

10.8+*	-	Pioneer Drilling Company’s 1995 Stock Plan and form of Stock Option Agreement (Form 10-K dated June 22, 2001 (File No. 1-8182, Exhibit 10.5)).

10.9+*	-	Pioneer Drilling Company’s 1999 Stock Plan and form of Stock Option Agreement (Form 10-K dated June 22, 2001 (File No. 1-8182, Exhibit 10.7)).

10.10+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 dated November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

10.11+*	-	Pioneer Drilling Company Amended and Restated 2007 Incentive Plan (Form 10-Q dated November 3, 2011 (File No. 1-8182, Exhibit 10.1)).

10.12+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Stock Option Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.1)).

10.13+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Employee Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.2)).

10.14+*	-	Pioneer Drilling Company 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement (Form 8-K dated September 4, 2008 (File No. 1-8182, Exhibit 10.3)).

10.15+*	-	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).

10.16+*	-	Pioneer Drilling Company Employee Relocation Policy Executive Officers – Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).

10.17*	-
Amended and Restated Credit Agreement, dated as of June 30, 2011 among Pioneer Drilling Company, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuing lender and swing line lender (Form 8-K dated July 5, 2011 (File No. 1-8182, Exhibit 10.1)).

10.18+*	-	Employment Letter, effective March 1, 2008, from Pioneer Drilling Company to Joseph B. Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.1)).

10.19+*	-
Confidentiality and Non-Competition Agreement, dated February 29, 2008, by and between Pioneer Drilling Company, Pioneer Production Services, Inc. and Joe Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.2)).

10.20+*	-	Employment Letter, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

10.21+*	-	Pioneer Energy Services Corp. Nonqualified Retirement Savings and Investment Plan (Form 8-K dated January 30, 2013 (File No. 1-8182, Exhibit 10.1)).

10.22+*	-	Amended and Restated Pioneer Energy Services Corp. 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 12, 2013 (File No. 1-8182, Exhibit 10.1)).

12.1**	-	Computation of ratio of earnings to fixed charges.

21.1**	-	Subsidiaries of Pioneer Energy Services Corp.

23.1**	-	Consent of Independent Registered Public Accounting Firm.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.
+    Management contract or compensatory plan or arrangement.