Form 10-Q
period 2014-03-31
PIONEER ENERGY SERVICES CORP
filed 2014-04-29
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of April 15, 2014, there were 62,748,941 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,810	$27,385
Restricted cash	210,401	—
Receivables:
Trade, net of allowance for doubtful accounts	121,790	115,908
Unbilled receivables	44,792	49,535
Insurance recoveries	9,657	8,607
Income taxes and other	6,493	2,310
Deferred income taxes	11,569	13,092
Inventory	13,750	13,232
Prepaid expenses and other current assets	6,610	9,311
Total current assets	445,872	239,380
Property and equipment, at cost	1,740,920	1,724,124
Less accumulated depreciation	813,991	786,467
Net property and equipment	926,929	937,657
Intangible assets, net of accumulated amortization of $34.3 million and $32.8 million at March 31, 2014 and December 31, 2013, respectively	30,272	32,269
Noncurrent deferred income taxes	4,020	1,156
Other long-term assets	19,284	19,161
Total assets	$1,426,377	$1,229,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,969	$43,718
Current portion of long-term debt	202,166	2,847
Deferred revenues	2,159	699
Accrued expenses:
Payroll and related employee costs	24,586	30,020
Insurance premiums and deductibles	10,896	10,940
Insurance claims and settlements	9,657	8,607
Interest	2,057	12,275
Other	10,898	11,727
Total current liabilities	316,388	120,833
Long-term debt, less current portion	501,133	499,666
Noncurrent deferred income taxes	84,596	84,636
Other long-term liabilities	6,706	6,055
Total liabilities	908,823	711,190
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 62,740,394 and 62,534,636 shares outstanding at March 31, 2014 and December 31, 2013, respectively	6,301	6,275
Additional paid-in capital	458,919	456,812
Treasury stock, at cost; 270,777 and 219,304 shares at March 31, 2014 and December 31, 2013, respectively	(2,328)	(1,895)
Accumulated earnings	54,662	57,241
Total shareholders’ equity	517,554	518,433
Total liabilities and shareholders’ equity	$1,426,377	$1,229,623
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2014	2013
	(in thousands, except per share data)
Revenues:
Drilling services	$117,957	$133,074
Production services	121,077	96,596
Total revenues	239,034	229,670
Costs and expenses:
Drilling services	76,338	88,986
Production services	77,752	60,619
Depreciation and amortization	45,526	46,285
General and administrative	24,483	23,054
Bad debt expense (recovery)	(124)	281
Total costs and expenses	223,975	219,225
Income from operations	15,059	10,445
Other (expense) income:
Interest expense	(12,388)	(11,462)
Loss on extinguishment of debt	(7,887)	—
Other	2,674	(821)
Total other expense	(17,601)	(12,283)
Loss before income taxes	(2,542)	(1,838)
Income tax benefit (expense)	(37)	546
Net loss	$(2,579)	$(1,292)

Loss per common share—Basic	$(0.04)	$(0.02)

Loss per common share—Diluted	$(0.04)	$(0.02)

Weighted average number of shares outstanding—Basic	62,542	61,967

Weighted average number of shares outstanding—Diluted	62,542	61,967

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,579)	$(1,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,526	46,285
Allowance for doubtful accounts	(164)	281
Gain on dispositions of property and equipment	(1,400)	(321)
Stock-based compensation expense	1,856	1,512
Amortization of debt issuance costs, discount and premium	869	762
Loss on extinguishment of debt	7,887	—
Deferred income taxes	(1,364)	(1,287)
Change in other long-term assets	4,193	(2,658)
Change in other long-term liabilities	651	953
Changes in current assets and liabilities:
Receivables	(5,158)	(4,252)
Inventory	(518)	(226)
Prepaid expenses and other current assets	2,703	3,640
Accounts payable	5,006	(6,713)
Deferred revenues	1,460	(1,663)
Accrued expenses	(17,733)	(17,864)
Net cash provided by operating activities	41,235	17,157

Cash flows from investing activities:
Purchases of property and equipment	(31,674)	(71,313)
Proceeds from sale of property and equipment	5,516	1,567
Net cash used in investing activities	(26,158)	(69,746)

Cash flows from financing activities:
Debt repayments	(119,478)	(656)
Proceeds from issuance of debt	320,000	40,000
Debt issuance costs	(6,138)	—
Change in restricted cash	(210,401)	—
Tender premium costs	(5,479)	—
Proceeds from exercise of options	277	295
Purchase of treasury stock	(433)	(275)
Net cash provided by (used in) financing activities	(21,652)	39,364

Net decrease in cash and cash equivalents	(6,575)	(13,225)
Beginning cash and cash equivalents	27,385	23,733
Ending cash and cash equivalents	$20,810	$10,508

Supplementary disclosure:
Interest paid	$21,854	$21,956
Income tax paid	$876	$320

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
62
As of March 31, 2014, 54 of our 62 drilling rigs are earning revenues under drilling contracts, 41 of which are under term contracts, and we are actively marketing all of our idle drilling rigs. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, six of which are currently earning revenues with the remaining two rigs expected to be operating by early May 2014.
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
Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of March 31, 2014, we have a fleet of 109 well servicing rigs consisting of ninety-nine 550 horsepower rigs and ten 600 horsepower rigs, all of which are currently operating or are being actively marketed. We currently provide wireline services and coiled tubing services with a fleet of 120 wireline units and 13 coiled tubing units, and we provide rental services with a gross book value of $17.4 million in fishing and rental tools.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.
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
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2014, through the filing of this Form 10-Q, for inclusion as necessary.
Drilling Contracts
Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Spot market contracts generally provide for the drilling of a single well and typically permit the client to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts. Currently, we have contracts with original terms of six months to four years in duration. As of March 31, 2014, we have 43 drilling rigs under term contracts, which if not renewed at the end of their terms, will expire as follows:

		Term Contract Expiration by Period
	Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
United States	35	21	8	—	4	2
Colombia	8	—	8	—	—	—
	43	21	16	—	4	2
Restricted Cash
Our restricted cash balance represents funds committed for the redemption of 2010 and 2011 Senior Notes in May 2014. (See Note 2, Debt.)
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
Our unbilled receivables totaled $44.8 million at March 31, 2014, of which $0.5 million related to turnkey drilling contract revenues, $38.7 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at March 31, 2014 and $5.6 million related to unbilled receivables for our Production Services Segment.
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

Property and Equipment
As of March 31, 2014 and December 31, 2013, we had incurred $36.3 million and $19.4 million, respectively, in construction costs for ongoing projects. During the three months ended March 31, 2014 and 2013, we capitalized $48,000 and $0.8 million, respectively, of interest costs incurred during the construction periods of new-build drilling rigs and other drilling equipment.
We recorded gains on disposition of our property and equipment of $1.4 million and gains of $0.3 million for the three months ended March 31, 2014 and 2013, respectively, in our drilling and production services costs and expenses. In February 2014, we completed the sale of our trucking assets for a sales price of $4.5 million which included a fleet of 40 trucks and related transportation equipment that we used to transport our drilling rigs to and from drilling sites. By owning our own trucks, we have historically been able to reduce the overall cost and downtime between rig moves. However, with the industry trend toward pad drilling, we have upgraded a number of our drilling rigs in recent years to equip them with walking or skidding systems, which enable the drilling rigs to move between wells in pad drilling, and thus operating our own trucking fleet has become less beneficial. The net book value of the trucking assets sold was $3.4 million, for which we recognized a total gain of $1.1 million in our condensed consolidated statement of operations for the first quarter of 2014.
As of March 31, 2014, we have identified certain real estate properties and other production services equipment which are currently held for sale. The total value of these properties, which are recorded at the lower of cost or fair market value and which is included in property and equipment in our condensed consolidated balance sheet, is approximately $0.9 million.
We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived tangible and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for the individual reporting units (well servicing, wireline, coiled tubing and fishing and rental services). For our Drilling Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we would determine the fair value of the asset group. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management judgment.
Intangible Assets
Substantially all of our intangible assets were recorded in connection with the acquisitions of production services businesses and are subject to amortization. We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived tangible and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for the individual reporting units (well servicing, wireline, coiled tubing and fishing and rental services). If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we would determine the fair value of the asset group. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management judgment.

Other Long-Term Assets
Other long-term assets consist of noncurrent prepaid taxes in Colombia which are creditable against future income taxes, debt issuance costs net of amortization, cash deposits related to the deductibles on our workers’ compensation insurance policies and the long-term portion of deferred mobilization costs.
Other Current Liabilities
Our other accrued expenses include accruals for items such as property tax, sales tax, professional and other fees. We routinely expense these items in the normal course of business over the periods these expenses benefit. Our other accrued expenses also consist of the current portion of the Colombian net equity tax.
Other Long-Term Liabilities
Our other long-term liabilities consist of the noncurrent portion of liabilities associated with our long-term compensation plans, deferred mobilization revenues, and other deferred liabilities.
Reclassifications
Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.
2.     Debt
Our debt consists of the following (amounts in thousands):

	March 31, 2014	December 31, 2013
Senior secured revolving credit facility	$80,000	$80,000
Senior notes	621,588	419,586
Other	1,711	2,927
	703,299	502,513
Less current portion	(202,166)	(2,847)
	$501,133	$499,666
Senior Secured Revolving Credit Facility
We have a credit agreement, as amended on June 30, 2011 and March 3, 2014, with Wells Fargo Bank, N.A. and a syndicate of lenders which provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure, but in no event will reduce the borrowing availability under the Revolving Credit Facility to less than $250 million.
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
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC was added as a subsidiary guarantor under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.
As of March 31, 2014, we had $80.0 million outstanding under our Revolving Credit Facility and $14.0 million in committed letters of credit, which resulted in borrowing availability of $156.0 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At March 31, 2014, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.8 to 1.0, our senior consolidated leverage ratio was 0.4 to 1.0, and our interest coverage ratio was 5.3 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At March 31, 2014, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
On March 3, 2014, the Revolving Credit Facility was amended to increase the amount of unsecured debt that we could incur, in order to facilitate the offering of our 2014 Senior Notes and the use of proceeds therefrom to repurchase a portion of our 2010 and 2011 Senior Notes, as described further below.
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

On November 21, 2011, we issued $175 million of unregistered Senior Notes (the “2011 Senior Notes”). The 2011 Senior Notes have the same terms and conditions as the 2010 Senior Notes. The 2011 Senior Notes were sold with an original issue premium of $1.8 million that was based on 101% of their face value, which will result in an effective yield to maturity of approximately 9.66%. On November 21, 2011, we received $172.7 million of net proceeds from the issuance of the 2011 Senior Notes, including the original issue premium, and after $4.1 million of deductions were made for underwriters' fees and other debt offering costs. A portion of the net proceeds were used to fund the acquisition of the coiled tubing business of Go-Coil, L.L.C. ("Go-Coil") in December 2011.
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
The 2010 and 2011 Senior Notes will mature on March 15, 2018 with interest due semi-annually in arrears on March 15 and September 15 of each year. We have the option to redeem the 2010 and 2011 Senior Notes, in whole or in part, at any time (on or after March 15, 2014) in each case at the redemption price specified in the Indenture dated March 11, 2010 (the “2010 and 2011 Indenture”) plus any accrued and unpaid interest and any additional interest thereon to the date of redemption. Prior to March 15, 2014, we could also redeem the 2010 and 2011 Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the 2010 and 2011 Indenture, plus any accrued and unpaid interest to the date of redemption.
In order to reduce our overall interest expense and lengthen the overall maturity of our senior indebtedness, on March 4, 2014, we announced a tender offer for up to an aggregate principal amount of $300 million of our 2010 and 2011 Senior Notes, to be funded by proceeds from the issuance of our 2014 Senior Notes, which is further described below. The tender offer for our 2010 and 2011 Senior Notes expired on March 31, 2014, at which time we had received valid tenders with respect to approximately $99.5 million of the $425 million aggregate principal amount of 2010 and 2011 Senior Notes outstanding. The holders of the $99.5 million of 2010 and 2011 Senior Notes tendered received the total consideration of $1,055.08 for each $1,000 principal amount, the premium portion of which totaled approximately $5.5 million, which was recorded as loss on debt extinguishment during the three months ended March 31, 2014. Additionally, we wrote off $1.2 million related to the net unamortized discount and $1.2 million of unamortized debt costs associated with the $99.5 million of notes tendered, for a total loss on extinguishment of $7.9 million.
The 2010 and 2011 Senior Notes are reflected on our condensed consolidated balance sheet at March 31, 2014 with a total carrying value of $321.6 million, which represents the $325.5 million total face value outstanding net of the $4.9 million unamortized portion of original issue discount and $0.9 million unamortized portion of original issue premium. The original issue discount and premium are being amortized over the term of the 2010 and 2011 Senior Notes based on the effective interest method.
On April 1, 2014, we announced that we will redeem $200.5 million in aggregate principal amount of the 2010 and 2011 Senior Notes (the "Redemption") on May 1, 2014 (the "Redemption Date") at a redemption price equal to 104.938% of the principal amount thereof, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date. The redemption of these notes will be primarily funded by the remaining net proceeds from the issuance of our 2014 Senior Notes described below, and through cash on hand, for which the total redemption amount of $210.4 million has been classified as restricted cash on our condensed consolidated balance sheet. Upon redemption, we will recognize a loss on debt extinguishment of approximately $14.6 million for the redemption premium, net unamortized discount and unamortized debt issuance costs associated with the Redemption.
On March 18, 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “2014 Senior Notes”). The 2014 Senior Notes were sold at 100% of their face value. On March 18, 2014, we received $293.9 million of net proceeds from the issuance of the 2014 Senior Notes after deductions were made for the $6.1 million for underwriters’ fees and other debt offering costs. The net proceeds were partially used to fund the tender of $99.5 million of aggregate principal amount of 2010 and 2011 Senior Notes in March 2014. We intend to use the remaining net proceeds to fund a portion of the Redemption on the Redemption Date.

The 2014 Senior Notes will mature on March 15, 2022 with interest due semi-annually in arrears on March 15 and September 15 of each year commencing on September 15, 2014. We have the option to redeem the 2014 Senior Notes, in whole or in part, at any time on or after March 15, 2017 in each case at the redemption price specified in the Indenture dated March 18, 2014 (the “2014 Indenture”) plus any accrued and unpaid interest and any additional interest (as defined in the 2014 Indenture) thereon to the date of redemption. Prior to March 15, 2017, we may also redeem the 2014 Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the 2014 Indenture, plus any accrued and unpaid interest and any additional interest thereon to the date of redemption. In addition, prior to March 15, 2017, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the 2014 Senior Notes remains outstanding after the occurrence of such redemption and that the redemption occurs within 120 days of the date of the closing of such equity offering.
If we experience a change of control (as defined in the 2010 and 2011 Indenture and the 2014 Indenture (collectively, the "Indentures")), we will be required to make an offer to each holder of the 2010 Senior Notes, 2011 Senior Notes and 2014 Senior Notes (collectively, the "Senior Notes") to repurchase all or any part of the Senior Notes at a purchase price equal to 101% of the principal amount of each Senior Note, plus accrued and unpaid interest, if any to the date of repurchase. If we engage in certain asset sales, within 365 days of such sale we will be required to use the net cash proceeds from such sale, to the extent we do not reinvest those proceeds in our business, to make an offer to repurchase the Senior Notes at a price equal to 100% of the principal amount of each Senior Note, plus accrued and unpaid interest to the repurchase date.
The Indentures, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	pay dividends on stock, repurchase stock, redeem subordinated indebtedness or make other restricted payments and investments;

•	incur, assume or guarantee additional indebtedness or issue preferred or disqualified stock;

•	create liens on our or their assets;

•	enter into sale and leaseback transactions;

•	sell or transfer assets;

•	pay dividends, engage in loans, or transfer other assets from certain of our subsidiaries;

•	consolidate with or merge with or into, or sell all or substantially all of our properties to any other person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.
We were in compliance with these covenants as of March 31, 2014. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC was added as a subsidiary guarantor under the 2010 and 2011 Indenture. (See Note 8, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
Other Debt
Our other debt consists of a short-term financing of insurance premiums with monthly payments due through August 2014 and a capital lease obligation for equipment with monthly payments due through November 2016.
Debt Issuance Costs
Costs incurred in connection with the Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in June 2016. Costs incurred in connection with the issuance of our Senior Notes were capitalized and are being amortized using the straight-line method (which approximates the use of the interest method) over the term of the Senior Notes which mature in March 2018 and 2022.

Capitalized debt costs related to the issuance of our long-term debt were $11.8 million and $7.5 million as of March 31, 2014 and December 31, 2013, respectively. We recognized $0.6 million and $0.5 million of associated amortization during the three months ended March 31, 2014 and 2013, respectively, which excludes the $1.2 million of debt costs recognized as loss on extinguishment of debt in March 2014.

3.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At March 31, 2014 and December 31, 2013, our financial instruments consist primarily of cash, restricted cash, trade receivables, trade payables, and long-term debt. The carrying value of cash, restricted cash, trade and other receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$703,299	$709,653	$502,513	$538,074

4.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Basic
Net loss	$(2,579)	$(1,292)
Weighted-average shares	62,542	61,967
Loss per share	$(0.04)	$(0.02)
Diluted
Net loss	$(2,579)	$(1,292)
Weighted average shares:
Outstanding	62,542	61,967
Diluted effect of stock options, restricted stock, and restricted stock unit awards	—	—
	62,542	61,967
Loss per share	$(0.04)	$(0.02)
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 4,146,460 and 5,468,628 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

5.	Equity Transactions and Stock-Based Compensation Plans
Equity Transactions
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of March 31, 2014, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
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
The following table summarizes the compensation expense recognized for stock option, restricted stock and restricted stock unit awards during the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three months ended March 31,
	2014	2013
Stock option awards	$343	$526
Restricted stock awards	153	133
Restricted stock unit awards	1,360	853
	$1,856	$1,512
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Expected volatility	66%	66%
Risk-free interest rates	1.7%	1.0%
Expected life in years	5.49	5.53
Options granted	221,440	220,656
Grant-date fair value	$4.87	$4.36

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
During the three months ended March 31, 2014 and 2013, 46,900 and 58,367 stock options were exercised at a weighted-average exercise price of $5.90 and $5.05, respectively. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our condensed consolidated statement of cash flows.
Restricted Stock
Historically, we have generally granted restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. However, beginning in 2013, we began granting restricted stock awards with a vesting period of one year. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. We did not grant any restricted stock awards during the three months ended March 31, 2014 or 2013.
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
The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Time-based RSUs:
Time-based RSUs granted	347,335	153,278
Weighted-average grant-date fair value	$8.44	$7.66

Performance-based RSUs:
Performance-based RSUs granted	321,606	50,858
Weighted-average grant-date fair value	$9.90	$8.34
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
Approximately one-third of the performance-based RSUs granted during 2011, 2012 and 2013, and half of the performance-based RSUs granted during 2014, are subject to a market condition based on total shareholder return, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued, if any. The remaining performance-based RSUs are subject to performance conditions, based on EBITDA and return on capital employed, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.
In April 2014, we determined that 116.6% of the target number of shares granted during 2011 were actually earned based on the Company’s achievement of certain performance measures, as compared to the predefined peer group, over the performance period from January 1, 2011 through December 31, 2013. The performance-based RSUs granted during 2011 will vest and convert to common stock at the end of April 2014.
As of March 31, 2014, we estimated that our actual achievement level for the performance-based RSUs granted during 2012, 2013 and 2014 will be approximately 110%, 100% and 100% of the predetermined performance conditions, respectively.

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
62
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of March 31, 2014, we have a fleet of 109 well servicing rigs consisting of ninety-nine 550 horsepower rigs and ten 600 horsepower rigs. We provide wireline services and coiled tubing services with a fleet of 120 wireline units and 13 coiled tubing units, and we provide rental services with a gross book value of $17.4 million in fishing and rental tools.
The following tables set forth certain financial information for our two operating segments and corporate as of and for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	As of and for the three months ended March 31, 2014
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$780,786	$403,923	$241,668	$1,426,377
Revenues	$117,957	$121,077	$—	$239,034
Operating costs	76,338	77,752	—	154,090
Segment margin	$41,619	$43,325	$—	$84,944
Depreciation and amortization	$29,239	$16,019	$268	$45,526
Capital expenditures	$21,256	$15,343	$318	$36,917

	As of and for the three months ended March 31, 2013
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$870,291	$430,829	$23,137	$1,324,257
Revenues	$133,074	$96,596	$—	$229,670
Operating costs	88,986	60,619	—	149,605
Segment margin	$44,088	$35,977	$—	$80,065
Depreciation and amortization	$30,046	$15,987	$252	$46,285
Capital expenditures	$27,796	$13,873	$381	$42,050
The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three months ended March 31,
	2014	2013
Segment margin	$84,944	$80,065
Depreciation and amortization	(45,526)	(46,285)
General and administrative	(24,483)	(23,054)
Bad debt recovery (expense)	124	(281)
Income from operations	$15,059	$10,445
The following table sets forth certain financial information for our international operations in Colombia as of and for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	As of and for the three months ended March 31,
	2014	2013
Identifiable assets	$153,158	$151,498
Revenues	$22,164	$30,775
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

7.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $40.4 million relating to our performance under these bonds as of March 31, 2014.
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

8.	Guarantor/Non-Guarantor Condensed Consolidated Financial Statements
Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and certain of our future domestic subsidiaries. Effective October 1, 2012, the 2010 and 2011 Indenture was supplemented to add Pioneer Coiled Tubing Services, LLC as a subsidiary guarantor. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of March 31, 2014, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	10,554	(4,237)	14,493	—	$20,810
Restricted cash	210,401	—	—	—	210,401
Receivables, net of allowance	881	143,967	40,070	(2,186)	182,732
Intercompany receivable (payable)	(24,837)	52,889	(28,052)	—	—
Deferred income taxes	3,323	7,008	1,238	—	11,569
Inventory	—	8,016	5,734	—	13,750
Prepaid expenses and other current assets	816	4,923	871	—	6,610
Total current assets	201,138	212,566	34,354	(2,186)	445,872
Net property and equipment	4,580	832,094	91,005	(750)	926,929
Investment in subsidiaries	923,552	121,187	—	(1,044,739)	—
Intangible assets, net of accumulated amortization	75	30,197	—	—	30,272
Noncurrent deferred income taxes	85,295	—	4,020	(85,295)	4,020
Other long-term assets	11,983	1,853	5,448	—	19,284
Total assets	$1,226,623	$1,197,897	$134,827	$(1,132,970)	$1,426,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,198	$47,517	$5,254	—	$53,969
Current portion of long-term debt	200,528	1,638	—	—	202,166
Deferred revenues	—	2,159	—	—	2,159
Accrued expenses	4,953	47,269	8,058	(2,186)	58,094
Total current liabilities	206,679	98,583	13,312	(2,186)	316,388
Long-term debt, less current portion	501,060	73	—	—	501,133
Noncurrent deferred income taxes	—	169,891	—	(85,295)	84,596
Other long-term liabilities	580	5,798	328	—	6,706
Total liabilities	708,319	274,345	13,640	(87,481)	908,823
Total shareholders’ equity	518,304	923,552	121,187	(1,045,489)	517,554
Total liabilities and shareholders’ equity	$1,226,623	$1,197,897	$134,827	$(1,132,970)	$1,426,377

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28,368	$(2,059)	$1,076	$—	$27,385
Receivables, net of allowance	905	125,979	49,476	—	176,360
Intercompany receivable (payable)	(24,837)	52,671	(27,834)	—	—
Deferred income taxes	1,143	8,005	3,944	—	13,092
Inventory	—	7,415	5,817	—	13,232
Prepaid expenses and other current assets	1,013	7,094	1,204	—	9,311
Total current assets	6,592	199,105	33,683	—	239,380
Net property and equipment	4,531	846,632	87,244	(750)	937,657
Investment in subsidiaries	939,091	120,630	—	(1,059,721)	—
Intangible assets, net of accumulated amortization	75	32,194	—	—	32,269
Noncurrent deferred income taxes	78,486	—	1,156	(78,486)	1,156
Other long-term assets	7,513	2,009	9,639	—	19,161
Total assets	$1,036,288	$1,200,570	$131,722	$(1,138,957)	$1,229,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757	$37,797	$5,164	$—	$43,718
Current portion of long-term debt	—	2,847	—	—	2,847
Deferred revenues	—	699	—	—	699
Accrued expenses	16,368	51,739	5,462	—	73,569
Total current liabilities	17,125	93,082	10,626	—	120,833
Long-term debt, less current portion	499,586	80	—	—	499,666
Noncurrent deferred income taxes	—	163,122	—	(78,486)	84,636
Other long-term liabilities	394	5,195	466	—	6,055
Total liabilities	517,105	261,479	11,092	(78,486)	711,190
Total shareholders’ equity	519,183	939,091	120,630	(1,060,471)	518,433
Total liabilities and shareholders’ equity	$1,036,288	$1,200,570	$131,722	$(1,138,957)	$1,229,623

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$216,870	$22,164	$—	$239,034
Costs and expenses:
Operating costs	—	139,487	14,603	—	154,090
Depreciation and amortization	269	41,864	3,393	—	45,526
General and administrative	6,735	17,198	688	(138)	24,483
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery)	—	(124)	—	—	(124)
Total costs and expenses	7,004	197,210	19,899	(138)	223,975
Income (loss) from operations	(7,004)	19,660	2,265	138	15,059
Other (expense) income:
Equity in earnings of subsidiaries	12,885	575	—	(13,460)	—
Interest expense	(12,399)	7	4	—	(12,388)
Loss on extinguishment of debt	(7,887)	—	—	—	(7,887)
Other	2,879	671	(738)	(138)	2,674
Total other (expense) income	(4,522)	1,253	(734)	(13,598)	(17,601)
Income (loss) before income taxes	(11,526)	20,913	1,531	(13,460)	(2,542)
Income tax (expense) benefit	8,947	(8,028)	(956)	—	(37)
Net income (loss)	$(2,579)	$12,885	$575	$(13,460)	$(2,579)

	Three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$198,895	$30,775	$—	$229,670
Costs and expenses:
Operating costs	—	129,216	20,389	—	149,605
Depreciation and amortization	252	42,702	3,331	—	46,285
General and administrative	5,426	16,978	788	(138)	23,054
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery)	—	281	—	—	281
Total costs and expenses	5,678	187,962	25,723	(138)	219,225
Income (loss) from operations	(5,678)	10,933	5,052	138	10,445
Other (expense) income:
Equity in earnings of subsidiaries	9,189	2,342	—	(11,531)	—
Interest expense	(11,449)	(20)	7	—	(11,462)
Other	1	283	(967)	(138)	(821)
Total other (expense) income	(2,259)	2,605	(960)	(11,669)	(12,283)
Income (loss) before income taxes	(7,937)	13,538	4,092	(11,531)	(1,838)
Income tax (expense) benefit	6,645	(4,349)	(1,750)	—	546
Net income (loss)	$(1,292)	$9,189	$2,342	$(11,531)	$(1,292)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$4,044	$16,734	$20,457	$41,235
Cash flows from investing activities:
Purchases of property and equipment	(212)	(24,300)	(7,162)	(31,674)
Proceeds from sale of property and equipment	—	5,394	122	5,516
	(212)	(18,906)	(7,040)	(26,158)
Cash flows from financing activities:
Debt repayments	(119,472)	(6)	—	(119,478)
Proceeds from issuance of debt	320,000	—	—	320,000
Debt issuance costs	(6,138)	—	—	(6,138)
Change in restricted cash	(210,401)	—	—	(210,401)
Tender premium costs	(5,479)	—	—	(5,479)
Proceeds from exercise of options	277	—	—	277
Purchase of treasury stock	(433)	—	—	(433)
	(21,646)	(6)	—	(21,652)
Net increase (decrease) in cash and cash equivalents	(17,814)	(2,178)	13,417	(6,575)
Beginning cash and cash equivalents	28,368	(2,059)	1,076	27,385
Ending cash and cash equivalents	$10,554	$(4,237)	$14,493	$20,810

	Three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$(48,340)	$68,190	$(2,693)	$17,157
Cash flows from investing activities:
Purchases of property and equipment	(816)	(66,164)	(4,333)	(71,313)
Proceeds from sale of property and equipment	—	904	663	1,567
	(816)	(65,260)	(3,670)	(69,746)
Cash flows from financing activities:
Debt repayments	—	(656)	—	(656)
Proceeds from issuance of debt	40,000	—	—	40,000
Proceeds from exercise of options	295	—	—	295
Purchase of treasury stock	(275)	—	—	(275)
	40,020	(656)	—	39,364
Net increase (decrease) in cash and cash equivalents	(9,136)	2,274	(6,363)	(13,225)
Beginning cash and cash equivalents	18,479	(5,401)	10,655	23,733
Ending cash and cash equivalents	$9,343	$(3,127)	$4,292	$10,508

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, decisions about exploration and development projects to be made by oil and gas exploration and production companies, economic cycles and their impact on capital markets and liquidity, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, future compliance with covenants under our senior secured revolving credit facility and our senior notes, the supply of marketable drilling rigs, well servicing rigs, coiled tubing and wireline units within the industry, changes in technology and improvements in our competitors' equipment, the continued availability of drilling rig, well servicing rig, coiled tubing and wireline unit components, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our Annual Report on Form 10-K for the year ended December 31, 2013 could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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
62
As of March 31, 2014, 54 of our 62 drilling rigs are earning revenues under drilling contracts, 43 of which are under term contracts, and we are actively marketing all of our idle drilling rigs. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, six of which are currently earning revenues with the remaining two rigs expected to be operating by early May 2014.
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

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of March 31, 2014, we operate ninety-nine 550 horsepower rigs and ten 600 horsepower rigs through 11 locations, mostly in the Gulf Coast and ArkLaTex regions, though we also have 14 rigs in North Dakota.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. To complete a well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of March 31, 2014, we operate a fleet of 120 wireline units through 24 locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of March 31, 2014, our coiled tubing business consists of nine onshore and four offshore coiled tubing units which are currently deployed through three locations in Texas and Louisiana.

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing and fishing tools. We provide rental services out of three locations in Texas and Oklahoma. As of March 31, 2014 our fishing and rental tools have a gross book value of $17.4 million.

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
With generally increasing oil prices in 2010 and 2011, exploration and production companies increased their exploration and production spending and industry equipment utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. During 2012, modest increases in exploration and production spending resulted in modest increases in industry equipment utilization and revenue rates during 2012, as compared to 2011. Despite generally increasing oil prices during 2013 and 2014, industry equipment utilization levels have been slightly lower than industry levels during 2012 and 2011, partially due to the advancements in technology and efficiency of drilling rigs. If oil and natural gas prices decline, then industry equipment utilization and revenue rates could decrease domestically and in Colombia.
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

For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.
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

•
Exposure to Oil and Liquids Rich Natural Gas Drilling Activity. We believe that our flexible drilling and production services fleets allow us to pursue varied opportunities, enabling us to focus on a favorable mix of natural gas, oil and liquids rich natural gas activity. In recent years, we have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and we continue to actively seek contracts with oil-focused producers. As of March 31, 2014, approximately 98% of our working drilling rigs and 79% of our production services assets are operating on wells that are targeting or producing oil or liquids rich natural gas.

•
International Presence. In 2007, we began operating in Colombia after a comprehensive review of international opportunities wherein we determined that Colombia offered an attractive mix of favorable business conditions, political stability, and a long-term commitment to expanding national oil and gas production. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, six of which are currently earning revenues with the remaining two rigs expected to be operating by early May 2014.

•
Growth Through Select Capital Deployment. We have historically invested in the growth of our business by strategically upgrading our existing assets, selectively engaging in new-build opportunities, and through selective acquisitions. We have continued to make significant investments in the growth of our business over the past several years. For example, on December 31, 2011, we acquired a coiled tubing services business to expand our existing production services offerings. We have also added significant capacity to our other production services fleets through the addition of 57 wireline units and 35 well servicing rigs since the beginning of 2010. In 2011, we began construction, based on term contracts, of ten new-build AC drilling rigs, all of which are currently operating in domestic shale or unconventional plays.

With these capital projects recently completed, we have shifted our near-term focus toward reducing capital expenditures and using excess cash flows from operations to reduce outstanding debt balances. Management efforts are currently focused on stringent cost control measures, the evaluation of nonstrategic or under-performing assets for potential liquidation and continued emphasis on the execution and performance of our core businesses. We are also currently planning for some organic growth through select fleet additions, but this growth will be balanced with our plans for continued debt reduction. We believe this near-term strategy will position us to take advantage of future business opportunities and continue our long-term growth strategy.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $20.8 million as of March 31, 2014), cash generated from operations and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of March 31, 2014, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.
On March 11, 2010, we issued $250 million of senior notes with a coupon interest rate of 9.875% that are due in 2018 (the "2010 Senior Notes"). We received $234.8 million of net proceeds from the issuance of the 2010 Senior Notes that were used to repay a portion of the borrowings outstanding under our Revolving Credit Facility. On November 21, 2011, we issued an additional $175 million of senior notes (the "2011 Senior Notes") with the same terms and conditions as the 2010 Senior Notes. We received $172.7 million of net proceeds from the issuance of the 2011 Senior Notes, a portion of which were used to fund the acquisition of our coiled tubing business in December 2011.
On March 18, 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “2014 Senior Notes”). The 2014 Senior Notes were sold at 100% of their face value. On March 18, 2014, we received $293.9 million of net proceeds from the issuance of the 2014 Senior Notes after deductions were made for the $6.1 million for underwriters’ fees and other debt offering costs. The net proceeds were partially used to fund the tender of $99.5 million of aggregate principal amount of 2010 and 2011 Senior Notes in March 2014. We intend to use the remaining net proceeds to fund a portion of the redemption of $200.5 million of 2010 and 2011 Senior Notes on May 1, 2014. The $210.4 million of funds which are committed for the redemption, including the redemption premium, are classified as restricted cash on our condensed consolidated balance sheet at March 31, 2014.
Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. As of March 31, 2014, we had $80.0 million outstanding under our Revolving Credit Facility and $14.0 million in committed letters of credit, which resulted in borrowing availability of $156.0 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.
We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
During the three months ended March 31, 2014, we spent $31.7 million on purchases of property and equipment and placed into service property and equipment of $36.9 million. Currently, we expect to spend approximately $135 million to $145 million on capital expenditures during 2014. We expect the total capital expenditures for 2014 will be allocated approximately 50% for our Drilling Services Segment and approximately 50% for our Production Services Segment. Our planned capital expenditures for the year ending December 31, 2014 include nine well servicing rigs, three coiled tubing units, three wireline units, upgrades to certain drilling rigs and routine capital expenditures. Actual capital expenditures may vary depending on the timing of commitments and payments, as well as the level of new-build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2014 from operating cash flow in excess of our working capital requirements.

Working Capital
Our working capital was $129.5 million at March 31, 2014, compared to $118.5 million at December 31, 2013. Our current ratio, which we calculate by dividing current assets by current liabilities, was 1.4 at March 31, 2014 compared to 2.0 at December 31, 2013, due to the increase in restricted cash and current debt obligations associated with the redemption of Senior Notes which will be redeemed on May 1, 2014.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements could increase during periods when higher percentages of our drilling contracts are turnkey and footage contracts and when new-build rig construction projects are in progress.
With the completion of our new-build drilling rig program in the first quarter of 2013, we shifted our near-term focus toward reducing capital expenditures and using excess cash flows from operations to reduce outstanding debt balances.
The changes in the components of our working capital were as follows (amounts in thousands):

	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$20,810	$27,385	$(6,575)
Restricted cash	210,401	—	210,401
Receivables:
Trade, net of allowance for doubtful accounts	121,790	115,908	5,882
Unbilled receivables	44,792	49,535	(4,743)
Insurance recoveries	9,657	8,607	1,050
Income taxes and other	6,493	2,310	4,183
Deferred income taxes	11,569	13,092	(1,523)
Inventory	13,750	13,232	518
Prepaid expenses and other current assets	6,610	9,311	(2,701)
Current assets	445,872	239,380	206,492
Accounts payable	53,969	43,718	10,251
Current portion of long-term debt	202,166	2,847	199,319
Deferred revenues	2,159	699	1,460
Accrued expenses:
Payroll and related employee costs	24,586	30,020	(5,434)
Insurance premiums and deductibles	10,896	10,940	(44)
Insurance claims and settlements	9,657	8,607	1,050
Interest	2,057	12,275	(10,218)
Other	10,898	11,727	(829)
Current liabilities	316,388	120,833	195,555
Working capital	$129,484	$118,547	$10,937
The decrease in cash and cash equivalents during the three months ended March 31, 2014 is primarily due to $31.7 million used for purchases of property and equipment and $21.7 million of cash used in our financing activities, which were mostly offset by $41.2 million of cash provided by operating activities and $5.5 million of proceeds from the sale of assets.
On April 1, 2014, we announced that we will redeem $200.5 million in aggregate principal amount of the 2010 and 2011 Senior Notes on May 1, 2014 at a redemption price equal to 104.938% of the principal amount thereof, plus accrued and unpaid interest. The redemption of these notes will be primarily funded by the remaining net proceeds from the issuance of our 2014 Senior Notes described below, and through cash on hand, for which the total redemption amount has been classified as restricted cash on our condensed consolidated balance sheet.

The net increase in our total trade and unbilled receivables as of March 31, 2014 as compared to December 31, 2013 is primarily due to the timing of billing and collection cycles and partially due to the increase in our Production Services Segment revenues for the quarter ended March 31, 2014 as compared to the quarter ended December 31, 2013.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expenses as of March 31, 2014 as compared to December 31, 2013 is primarily due to an increase in our insurance company's reserve for workers compensation claims in excess of our deductibles.
The increase in income taxes and other receivables as of March 31, 2014 as compared to December 31, 2013 is primarily due to the movement of prepaid taxes associated with our Colombian operations from noncurrent to current receivables, as we expect to utilize them in the near term.
The decrease in current deferred income taxes as of March 31, 2014 as compared to December 31, 2013 is primarily due to a movement of net operating losses for our Colombian operations to noncurrent deferred tax assets as we currently expect to utilize prepaid taxes rather than net operating losses to offset income taxes payable within the next year, as well as a decrease in current deferred income tax assets for 2013 annual bonuses accruals which were paid in the first quarter of 2014. The overall decrease in current deferred income taxes was partially offset by a movement of domestic net operating losses from noncurrent to current deferred tax assets, as we expect to realize them in the near term.
The decrease in prepaid expenses and other assets as of March 31, 2014 as compared to December 31, 2013 is primarily due to a decrease in prepaid insurance costs because most of the insurance premiums are paid in late October of each year, and therefore we had amortization of five months of these October premiums at March 31, 2014, as compared to two months at December 31, 2013.
The increase in accounts payable as of March 31, 2014 as compared to December 31, 2013 is primarily due to a $5.2 million increase in our accruals for capital expenditures as of March 31, 2014 as compared to December 31, 2013.
The current portion of our long-term debt primarily represents the aggregate principal amount of our 2010 and 2011 Senior Notes which will be redeemed on May 1, 2014.
The increase in deferred revenues as of March 31, 2014 as compared to December 31, 2013 is primarily related to revenues collected but not yet earned for two turnkey jobs which were in progress at March 31, 2014.
The decrease in accrued payroll and employee related costs as of March 31, 2014 as compared to December 31, 2013 is primarily due to the payment of our 2013 annual bonuses in February 2014, which were fully accrued for as of December 31, 2013.
The decrease in accrued interest expense as of March 31, 2014 as compared to December 31, 2013 is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15.
The decrease in other accrued expenses as of March 31, 2014 as compared to December 31, 2013 is primarily due to the timing of payments for property taxes, which was partially offset by an increase in our sales tax accrual.

Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at March 31, 2014 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$707,239	$202,166	$80,073	$125,000	$300,000
Redemption premium	9,901	9,901	—	—	—
Interest on debt	204,118	35,546	64,353	49,094	55,125
Purchase commitments	27,606	27,606	—	—	—
Operating leases	17,106	5,138	6,035	3,627	2,306
Other long-term liabilities	18,185	6,013	10,077	2,095	—
Total	$984,155	$286,370	$160,538	$179,816	$357,431
At March 31, 2014, debt obligations consist of $625.5 million of principal amount outstanding under our Senior Notes, $80.0 million outstanding under our Revolving Credit Facility and $1.7 million of other debt outstanding. The $80.0 million outstanding under our Revolving Credit Facility is due at maturity on June 30, 2016. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient. The debt obligations due within one year includes the $200.5 million under our 2010 and 2011 Senior Notes which will be redeemed in May 2014. The remaining $125.0 million principal amount outstanding under our 2010 and 2011 Senior Notes will mature on March 15, 2018 and the $300.0 million principal amount outstanding under our 2014 Senior Notes will mature on March 15, 2022. Our Senior Notes have a total carrying value of $621.6 million as of March 31, 2014, which represents the $625.5 million face value net of the $4.9 million of original issue discount and $0.9 million of original issue premium, net of amortization, based on the effective interest method.
The redemption premium represents the redemption costs for the $200.5 million of 2010 and 2011 Senior Notes that will be redeemed on May 1, 2014.
Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 2.9% interest rate that was in effect at March 31, 2014, and (2) the outstanding balance of $80.0 million at March 31, 2014 to be paid at maturity on June 30, 2016. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% for the 2010 and 2011 Senior Notes and 6.125% for the 2014 Senior Notes, both due semi-annually in arrears on March 15 and September 15 of each year. Interest payment obligations also reflect the interest associated with the $200.5 million of 2010 and 2011 Senior Notes that will be redeemed on May 1, 2014 as due within one year.
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

Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At March 31, 2014, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.8 to 1.0, our senior consolidated leverage ratio was 0.4 to 1.0, and our interest coverage ratio was 5.3 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At March 31, 2014, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding equity interests of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Effective October 1, 2012, Pioneer Coiled Tubing Services, LLC was added as a subsidiary guarantor under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.

In addition to the financial covenants under our Revolving Credit Facility, the Indentures governing our Senior Notes both contain certain restrictions generally on our ability to:

•	pay dividends on stock, repurchase stock, redeem subordinated indebtedness or make other restricted payments and investments;

•	incur, assume or guarantee additional indebtedness or issue preferred or disqualified stock;

•	create liens on our assets;

•	enter into sale and leaseback transactions;

•	sell or transfer assets;

•	pay dividends, engage in loans, or transfer other assets from certain of our subsidiaries;

•	consolidate with or merge with or into, or sell all or substantially all of our properties to any other person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.
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
Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing domestic subsidiaries, except for Pioneer Services Holdings, LLC, and by certain of our future domestic subsidiaries. Effective October 1, 2012, the 2010 and 2011 Indenture was supplemented to add Pioneer Coiled Tubing Services, LLC as a subsidiary guarantor. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes.
Our Senior Notes are not subject to any sinking fund requirements. However, we announced in April 2014 that we will redeem $200.5 million in aggregate principal amount of the 2010 and 2011 Senior Notes on May 1, 2014. As of March 31, 2014, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three months ended March 31, 2014 and 2013 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended March 31,
	2014	2013
Drilling Services Segment:
Revenues	$117,957	$133,074
Operating costs	76,338	88,986
Drilling Services Segment margin	$41,619	$44,088

Average number of drilling rigs	62.0	70.5
Utilization rate	83%	84%
Revenue days	4,631	5,339

Average revenues per day	$25,471	$24,925
Average operating costs per day	16,484	16,667
Drilling Services Segment margin per day	$8,987	$8,258

Production Services Segment:
Revenues	$121,077	$96,596
Operating costs	77,752	60,619
Production Services Segment margin	$43,325	$35,977

Combined:
Revenues	$239,034	$229,670
Operating costs	154,090	149,605
Combined margin	$84,944	$80,065
Adjusted EBITDA	$63,259	$55,909
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
Adjusted EBITDA is a financial measure that is not in accordance with GAAP, and should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. We define Adjusted EBITDA as income (loss) before interest income (expense), taxes, depreciation, amortization, loss on extinguishment of debt and any impairments. We use this measure, together with our GAAP financial metrics, to assess our financial performance and evaluate our overall progress towards meeting our long-term financial objectives. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency of our operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA, as we calculate it, may not be comparable to Adjusted EBITDA measures reported by other companies.

A reconciliation of combined Drilling Services Segment margin and Production Services Segment margin to net income (loss), as reported, and a reconciliation of Adjusted EBITDA to net income (loss), as reported, are set forth in the following table.

	Three months ended March 31,
	2014	2013
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net loss:
Combined margin	$84,944	$80,065
General and administrative	(24,483)	(23,054)
Bad debt (expense) recovery	124	(281)
Other (expense) income	2,674	(821)
Adjusted EBITDA	63,259	55,909
Depreciation and amortization	(45,526)	(46,285)
Interest expense	(12,388)	(11,462)
Loss on extinguishment of debt	(7,887)	—
Income tax benefit (expense)	(37)	546
Net loss	$(2,579)	$(1,292)
Our Drilling Services Segment’s revenues decreased by $15.1 million, or 11%, during the three months ended March 31, 2014 as compared to the corresponding period in 2013, while operating costs decreased by $12.6 million, or 14%. The decreases in our Drilling Services Segment's revenues and operating costs is primarily due to a decrease in revenue days of 13%, which partially resulted from lower utilization in Colombia as well as a reduction in revenue days due to the sale of drilling rigs during 2013 which were earning a standby dayrate during the quarter ended March 31, 2013. In addition, we also experienced slightly lower demand in domestic markets during the three months ended March 31, 2014 as compared to the corresponding period in 2013. The overall decrease in revenues was partially offset by an increase in revenues per day of $546, or 2%, primarily due to the impact of our new-build drilling rigs, three of which were still being deployed during the first quarter of 2013.
Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and to improve our Drilling Services Segment’s margins. Turnkey drilling contracts result in higher average revenues per day and higher average operating costs per day as compared to daywork drilling contracts. During the three months ended March 31, 2014 and 2013, we completed eleven and three turnkey contracts, respectively, which represented 3% of our total drilling revenues for each respective period.
Our Production Services Segment's revenues increased by $24.5 million, or 25%, during the three months ended March 31, 2014, as compared to the corresponding period in 2013, while operating costs increased by $17.1 million, or 28%. The increases in our Production Services Segment's revenues and operating costs is primarily a result of the increased demand for our services. The number of wireline jobs we completed during the three months ended March 31, 2014 increased by 6%, as compared to the corresponding period in 2013, while the total rig hours of our well servicing fleet increased by 10% and our coiled tubing utilization increased to 50%, from 41% during the corresponding period in 2013. Increased pricing for these services also contributed to the increase in revenues, which was partially due to a greater mix of higher priced jobs performed in our wireline and coiled tubing businesses. The increase in operating costs was also partially due to a greater mix of higher cost wireline jobs performed during the three months ended March 31, 2014 as compared to the corresponding period in 2013.
Our general and administrative expense increased by approximately $1.4 million, or 6% during the three months ended March 31, 2014, as compared to the corresponding period in 2013, primarily due to an increase in payroll and compensation related expenses as well as an increase in professional fees.
Our bad debt recovery for the three months ended March 31, 2014 related to a reduction in our estimate of the allowance necessary to reserve for doubtful accounts receivable.

Our other income of $2.7 million for the three months ended March 31, 2014 is primarily related to a settlement of litigation, partially offset by a net foreign currency loss recognized for our Colombian operations.
Our depreciation and amortization expenses decreased by $0.8 million during the three months ended March 31, 2014 as compared to the corresponding period in 2013, primarily as a result of the sales of equipment during 2013 as well as the impairment charge to write down coiled tubing intangible assets to fair value as of June 30, 2013.
Our interest expense increased by $0.9 million for the three months ended March 31, 2014, as compared to the corresponding period in 2013, primarily due to less capitalized interest during the three months ended March 31, 2014, as compared to the corresponding period in 2013, associated with the capital expenditures for our new-build drilling rigs and for upgrades to our drilling rig fleet.
Our loss on debt extinguishment during the three months ended March 31, 2014 represents the tender premium, net unamortized debt discount and debt issuance costs that were associated with the $99.5 million in aggregate principal amount of 2010 and 2011 Senior Notes which were repaid in March 2014.
Our effective income tax rate for the three months ended March 31, 2014 differs from the federal statutory rate in the United States primarily due to the impact of state income taxes, and partially offset by the effect of foreign translation, the impact of lower effective tax rates in foreign jurisdictions and other permanent differences.
Inflation
Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. During 2013, we experienced modest wage rate increases in our Production Services Segment and we expect similar pressure in 2014.
Costs for rig repairs and maintenance, rig upgrades and new rig construction are also impacted by inflationary pressures when the demand for drilling services increases. We estimate that we experienced an increase in these costs of approximately 5% to 10% during 2013, and we estimate that we will experience a more moderate increase in 2014.
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
The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “deferred revenues” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of March 31, 2014 we had $2.2 million and $0.8 million of current deferred revenues and costs, respectively, and $0.3 million and $0.4 million of long-term deferred mobilization revenues and costs, respectively. Our deferred revenues primarily relate to amounts collected in excess of revenues recognized for two turnkey contracts which were in progress at March 31, 2013, and our deferred mobilization costs and revenues primarily relate to long-term contracts for our new-build drilling rigs. Amortization of deferred mobilization revenues was $0.2 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively.
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
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. Our unbilled receivables totaled $44.8 million at March 31, 2014, of which $0.5 million related to turnkey drilling contract revenues, $38.7 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at March 31, 2014 and $5.6 million related to unbilled receivables for our Production Services Segment.
Long-lived tangible and intangible assets—We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived tangible and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for the individual reporting units (well servicing, wireline, coiled tubing and fishing and rental services). For our

Drilling Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for individual drilling rig assets. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we would determine the fair value of the asset group. The amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of these assets. The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management judgment.
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
We incurred a total loss of $102,000 on three of the eleven turnkey contracts which were initiated and completed during the three months ended March 31, 2014. As of March 31, 2014, we had $0.5 million of unbilled receivables related to three turnkey contracts that were in progress at March 31, 2014, two of which were completed prior to the issuance of these financial statements.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $1.1 million at March 31, 2014.

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
As of March 31, 2014, we had $96.8 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.
Our accrued insurance premiums and deductibles as of March 31, 2014 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $3.1 million and our workers’ compensation, general liability and auto liability insurance of approximately $7.1 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of March 31, 2014, we had $80.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.2 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.1 million during the three months ended March 31, 2014. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2014.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $0.8 million for the three months ended March 31, 2014.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as discussed below, there has been no material change in our risk factors as previously disclosed in Item 1A – "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).  In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A – "Risk Factors” in our 2013 Form 10-K, which could materially affect our business, financial condition or future results.
Our cash and cash equivalents and short term investments could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. While we monitor the cash balances in the operating accounts and adjust the balances as appropriate, we may incur a loss to the extent such loss exceeds the insurance limitation, and there could be a material impact on our business, if one of more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets and bank regulators elect to impose losses on uninsured depositors. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents. However, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not make any unregistered sales of equity securities during the quarter ended March 31, 2014. The following table provides information relating to our repurchase of common shares during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	42,324	$8.35	—	—
February 1—February 28	8,606	$8.38	—	—
March 1—March 31	543	$12.82	—	—
Total	51,473	$8.40	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2014, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock unit awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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
Second Supplemental Indenture, dated October 1, 2012, by and among Pioneer Coiled Tubing Services, LLC, Pioneer Energy Services Corp., the other subsidiary guarantors and Wells Fargo Bank, National Association, as trustee (Form 10-Q dated November 1, 2012 (File No. 1-8182, Exhibit 4.6)).

4.7*	-
Indenture, dated March 18, 2014, by and among Pioneer Energy Services Corp., the subsidiaries named as guarantors therein and Wells Fargo Bank, National Association, as trustee (Form 8-K dated March 18, 2014 (File No. 1-8182, Exhibit 4.1)).

4.8*	-
Registration Rights Agreement, dated March 18, 2014, by and among Pioneer Energy Services, Corp., the subsidiaries named as guarantors therein and the initial purchasers party thereto (Form 8-K dated March 18, 2014 (File No. 1-8182, Exhibit 10.1)).

10.1*	-
First Amendment dated as of March 3, 2014, by and among Pioneer Energy Services Corp. (f/k/a Pioneer Drilling Company), a Texas corporation, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated March 4, 2014 (File No. 1-8182, Exhibit 4.1)).

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Dated: April 29, 2014

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
Second Supplemental Indenture, dated October 1, 2012, by and among Pioneer Coiled Tubing Services, LLC, Pioneer Energy Services Corp., the other subsidiary guarantors and Wells Fargo Bank, National Association, as trustee (Form 10-Q dated November 1, 2012 (File No. 1-8182, Exhibit 4.6)).

4.7*	-
Indenture, dated March 18, 2014, by and among Pioneer Energy Services Corp., the subsidiaries named as guarantors therein and Wells Fargo Bank, National Association, as trustee (Form 8-K dated March 18, 2014 (File No. 1-8182, Exhibit 4.1)).

4.8*	-
Registration Rights Agreement, dated March 18, 2014, by and among Pioneer Energy Services, Corp., the subsidiaries named as guarantors therein and the initial purchasers party thereto (Form 8-K dated March 18, 2014 (File No. 1-8182, Exhibit 10.1)).

10.1*	-
First Amendment dated as of March 3, 2014, by and among Pioneer Energy Services Corp. (f/k/a Pioneer Drilling Company), a Texas corporation, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated March 4, 2014 (File No. 1-8182, Exhibit 4.1)).

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.