Form 10-Q
period 2014-06-30
PIONEER ENERGY SERVICES CORP
filed 2014-07-31
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of July 15, 2014, there were 63,200,570 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,711	$27,385
Receivables:
Trade, net of allowance for doubtful accounts	132,215	115,908
Unbilled receivables	52,156	49,535
Insurance recoveries	9,717	8,607
Income taxes and other	6,449	2,310
Deferred income taxes	32,365	13,092
Inventory	13,466	13,232
Prepaid expenses and other current assets	9,390	9,311
Total current assets	279,469	239,380
Property and equipment, at cost	1,778,653	1,724,124
Less accumulated depreciation	855,213	786,467
Net property and equipment	923,440	937,657
Intangible assets, net of accumulated amortization of $36.3 million and $32.8 million at June 30, 2014 and December 31, 2013, respectively	28,276	32,269
Noncurrent deferred income taxes	4,010	1,156
Other long-term assets	16,236	19,161
Total assets	$1,251,431	$1,229,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,735	$43,718
Current portion of long-term debt	429	2,847
Deferred revenues	3,306	699
Accrued expenses:
Payroll and related employee costs	29,644	30,020
Insurance premiums and deductibles	11,575	10,940
Insurance claims and settlements	9,716	8,607
Interest	8,744	12,275
Other	12,104	11,727
Total current liabilities	130,253	120,833
Long-term debt, less current portion	493,630	499,666
Noncurrent deferred income taxes	102,988	84,636
Other long-term liabilities	4,771	6,055
Total liabilities	731,642	711,190
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 63,101,570 and 62,534,636 shares outstanding at June 30, 2014 and December 31, 2013, respectively	6,342	6,275
Additional paid-in capital	462,131	456,812
Treasury stock, at cost; 316,682 and 219,304 shares at June 30, 2014 and December 31, 2013, respectively	(3,027)	(1,895)
Accumulated earnings	54,343	57,241
Total shareholders’ equity	519,789	518,433
Total liabilities and shareholders’ equity	$1,251,431	$1,229,623

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues:
Drilling services	$127,553	$138,250	$245,510	$271,324
Production services	132,259	110,104	253,336	206,700
Total revenues	259,812	248,354	498,846	478,024
Costs and expenses:
Drilling services	83,762	89,294	160,100	178,280
Production services	82,505	70,450	160,257	131,069
Depreciation and amortization	45,791	47,348	91,317	93,633
General and administrative	25,276	23,605	49,759	46,659
Bad debt expense	561	137	437	418
Impairment charges	—	44,788	—	44,788
Total costs and expenses	237,895	275,622	461,870	494,847
Income (loss) from operations	21,917	(27,268)	36,976	(16,823)
Other (expense) income:
Interest expense	(10,728)	(12,331)	(23,116)	(23,793)
Loss on extinguishment of debt	(14,595)	—	(22,482)	—
Other	2,017	(1,249)	4,691	(2,070)
Total other expense	(23,306)	(13,580)	(40,907)	(25,863)
Loss before income taxes	(1,389)	(40,848)	(3,931)	(42,686)
Income tax benefit	1,070	14,953	1,033	15,499
Net loss	$(319)	$(25,895)	$(2,898)	$(27,187)

Loss per common share—Basic	$(0.01)	$(0.42)	$(0.05)	$(0.44)

Loss per common share—Diluted	$(0.01)	$(0.42)	$(0.05)	$(0.44)

Weighted average number of shares outstanding—Basic	62,877	62,177	62,710	62,073

Weighted average number of shares outstanding—Diluted	62,877	62,177	62,710	62,073

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,898)	$(27,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,317	93,633
Allowance for doubtful accounts	396	408
Gain on dispositions of property and equipment	(1,731)	(1,721)
Stock-based compensation expense	3,827	3,064
Amortization of debt issuance costs, discount and premium	1,504	1,534
Loss on extinguishment of debt	22,482	—
Impairment charges	—	44,788
Deferred income taxes	(3,762)	(16,717)
Change in other long-term assets	4,448	(2,113)
Change in other long-term liabilities	(1,284)	(1,340)
Changes in current assets and liabilities:
Receivables	(23,463)	(22,179)
Inventory	(234)	(592)
Prepaid expenses and other current assets	(77)	4,147
Accounts payable	7,667	353
Deferred revenues	2,607	(1,513)
Accrued expenses	(5,312)	(3,888)
Net cash provided by operating activities	95,487	70,677

Cash flows from investing activities:
Purchases of property and equipment	(74,567)	(112,179)
Proceeds from sale of property and equipment	6,538	6,059
Net cash used in investing activities	(68,029)	(106,120)

Cash flows from financing activities:
Debt repayments	(330,013)	(10,862)
Proceeds from issuance of debt	320,000	40,000
Debt issuance costs	(6,187)	(13)
Tender premium costs	(15,381)	—
Proceeds from exercise of options	1,581	789
Purchase of treasury stock	(1,132)	(628)
Net cash provided by (used in) financing activities	(31,132)	29,286

Net decrease in cash and cash equivalents	(3,674)	(6,157)
Beginning cash and cash equivalents	27,385	23,733
Ending cash and cash equivalents	$23,711	$17,576

Supplementary disclosure:
Interest paid	$25,250	$23,180
Income tax paid	$2,131	$1,627

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Business
Pioneer Energy Services Corp. provides drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. We also provide coiled tubing and wireline services offshore in the Gulf of Mexico.
Our Drilling Services Segment provides contract land drilling services with its fleet of 62 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	14
West Texas	20
North Dakota	9
Utah	7
Appalachia	4
Colombia	8
62
As of June 30, 2014, 57 of our 62 drilling rigs are earning revenues under drilling contracts, 43 of which are under term contracts, and we are actively marketing all of our idle drilling rigs. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, seven of which are currently earning revenues with the remaining rig waiting on the well site location to be prepared by our client. We are also currently constructing three new-build 1,500 HP AC drilling rigs which we expect to deliver and begin operating under long-term drilling contracts in the second and third quarters of 2015.
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
Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of June 30, 2014, we have a fleet of 112 well servicing rigs consisting of one hundred two 550 horsepower rigs and ten 600 horsepower rigs, all of which are currently operating or are being actively marketed. We currently provide wireline services and coiled tubing services with a fleet of 121 wireline units and 14 coiled tubing units, and we provide rental services with a gross book value of $17.4 million in fishing and rental tools.
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
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2014, through the filing of this Form 10-Q, for inclusion as necessary.
Drilling Contracts
Our drilling contracts generally provide for compensation on either a daywork, turnkey or footage basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. Spot market contracts generally provide for the drilling of a single well and typically permit the client to terminate on short notice. During periods of high rig demand, or for our newly constructed rigs, we enter into longer-term drilling contracts. Currently, we have contracts with original terms of six months to four years in duration. As of June 30, 2014, we have 44 drilling rigs under term contracts, which if not renewed at the end of their terms, will expire as follows:

		Term Contract Expiration by Period
	Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
United States	36	21	8	2	3	2
Colombia	8	8	—	—	—	—
	44	29	8	2	3	2
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
Our unbilled receivables totaled $52.2 million at June 30, 2014, of which $0.4 million related to turnkey drilling contract revenues, $47.1 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at June 30, 2014 and $4.7 million related to unbilled receivables for our Production Services Segment.
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

Property and Equipment
During the six months ended June 30, 2014 and 2013, we spent $74.6 million and $112.2 million, respectively, on purchases of property and equipment. As of June 30, 2014 and December 31, 2013, capital expenditures for property and equipment that has not yet been placed in service was $43.8 million and $19.4 million, respectively. During the six months ended June 30, 2014 and 2013, we capitalized $0.1 million and $0.9 million, respectively, of interest costs incurred during the construction periods of new-build drilling rigs and other drilling equipment.
We recorded gains on disposition of our property and equipment of $1.7 million for both the six months ended June 30, 2014 and 2013 in our drilling and production services costs and expenses. In February 2014, we completed the sale of our trucking assets for a sales price of $4.5 million which included a fleet of 40 trucks and related transportation equipment that we used to transport our drilling rigs to and from drilling sites. By owning our own trucks, we have historically been able to reduce the overall cost and downtime between rig moves. However, with the industry trend toward pad drilling, we have upgraded a number of our drilling rigs in recent years to equip them with walking or skidding systems, which enable the drilling rigs to move between wells in pad drilling, and thus operating our own trucking fleet has become less beneficial. The net book value of the trucking assets sold was $3.4 million, for which we recognized a total gain of $1.1 million in our condensed consolidated statement of operations for the first quarter of 2014. During the second quarter of 2013, we sold two mechanical drilling rigs that were previously idle in our East Texas division, for which we recognized an associated gain of approximately $0.8 million.
As of June 30, 2014, we have identified certain real estate properties and other production services equipment which are currently held for sale. The total value of these properties, which are recorded at the lower of cost or fair market value and which is included in property and equipment in our condensed consolidated balance sheet, is approximately $0.7 million.
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
Our impairment analysis did not result in any impairment charges to our coiled tubing tangible long-lived assets, substantially all of which was related to the 13 coiled tubing units owned at June 30, 2013. As discussed further below, we also recorded a non-cash impairment charge to reduce the carrying value of goodwill to zero.
Due to continued increases in competition in certain coiled tubing markets and lower than anticipated operating results, we performed another impairment analysis of our long-lived tangible and intangible assets as of December 31, 2013. We determined that the sum of the estimated future undiscounted net cash flows for our coiled tubing services reporting unit was in excess of the carrying amount and concluded that no impairment existed as of December 31, 2013. The future undiscounted cash flows used in our impairment analysis include projected increases in utilization and pricing from what we have historically experienced. If we fail to meet the projected increases in utilization and pricing for our coiled tubing services, or in the event of significant unfavorable changes in the forecasted cash flows or key assumptions used in our analysis, the most significant of these being the projected utilization and pricing of our coiled tubing services, then we may incur a future impairment. Our coiled tubing services' operating results for the six months ended June 30, 2014 are meeting our projections.
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

Recently Issued Accounting Standards
Discontinued Operations. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Discontinued Operations (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update, among other things, raises the threshold for a disposal to qualify for discontinued operations accounting and requires additional disclosures about disposals. We are required to apply this guidance prospectively beginning with our first quarterly filing in 2015.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The standard outlines a single comprehensive model for revenue recognition based on the core principle that a company will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. We are required to apply this new standard beginning with our first quarterly filing in 2017. We are currently evaluating the potential impact of this guidance, but at this time, do not expect that the adoption of this new standard will have a material effect on our financial position or results of operations.
Reclassifications
Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.
2.     Debt
Our debt consists of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Senior secured revolving credit facility	$70,000	$80,000
Senior notes	423,563	419,586
Other	496	2,927
	494,059	502,513
Less current portion	(429)	(2,847)
	$493,630	$499,666
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
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 2.50% to 3.25% and 1.50% to 2.25%, respectively. The LIBOR margin and bank prime rate margin currently in effect are 3.00% and 2.00%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period.

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
As of June 30, 2014, we had $70.0 million outstanding under our Revolving Credit Facility and $14.0 million in committed letters of credit, which resulted in borrowing availability of $166.0 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At June 30, 2014, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.0 to 1.0, our senior consolidated leverage ratio was 0.3 to 1.0, and our interest coverage ratio was 5.4 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At June 30, 2014, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
On March 3, 2014, the Revolving Credit Facility was amended to increase the amount of unsecured debt that we could incur, in order to facilitate the offering of our 2014 Senior Notes and the use of proceeds therefrom to repurchase a portion of our 2010 and 2011 Senior Notes, as described in the following section.

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
On April 1, 2014, we announced the redemption of $200.5 million in aggregate principal amount of the 2010 and 2011 Senior Notes (the "Redemption") which occurred on May 1, 2014 (the "Redemption Date") at a redemption price equal to 104.938% of the principal amount thereof, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date. The redemption of these notes was primarily funded by the remaining net proceeds from the issuance of our 2014 Senior Notes described below, and through cash on hand. Upon redemption, we recognized a loss on debt extinguishment of approximately $14.6 million during the three months ended June 30, 2014, which included the redemption premium of $9.9 million, $2.4 million of net unamortized discount and $2.3 million of unamortized debt issuance costs associated with the Redemption.
The 2010 and 2011 Senior Notes are reflected on our condensed consolidated balance sheet at June 30, 2014 with a total carrying value of $123.6 million, which represents the $125.0 million total face value outstanding net of the $1.7 million unamortized portion of original issue discount and $0.3 million unamortized portion of original issue premium. The original issue discount and premium are being amortized over the term of the 2010 and 2011 Senior Notes based on the effective interest method.

On March 18, 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “2014 Senior Notes”). The 2014 Senior Notes were sold at 100% of their face value. On March 18, 2014, we received $293.9 million of net proceeds from the issuance of the 2014 Senior Notes after deductions were made for the $6.1 million for underwriters’ fees and other debt offering costs. The net proceeds were used to fund the tender and redemption of 2010 and 2011 Senior Notes in March and May 2014.
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
We were in compliance with these covenants as of June 30, 2014. The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. (See Note 8, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
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
Capitalized debt costs related to the issuance of our long-term debt were $9.1 million and $7.5 million as of June 30, 2014 and December 31, 2013, respectively. We recognized $1.1 million and $1.1 million of associated amortization during the six months ended June 30, 2014 and 2013, respectively, which excludes the $3.5 million of debt costs recognized as loss on extinguishment of debt.

3.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At June 30, 2014 and December 31, 2013, our financial instruments consist primarily of cash, trade and other receivables, trade payables and long-term debt. The carrying value of cash, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$494,059	$501,699	$502,513	$538,074

4.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic
Net loss	$(319)	$(25,895)	$(2,898)	$(27,187)

Weighted-average shares	62,877	62,177	62,710	62,073

Loss per common share—Basic	$(0.01)	$(0.42)	$(0.05)	$(0.44)

Diluted
Net loss	$(319)	$(25,895)	$(2,898)	$(27,187)

Weighted-average shares
Outstanding	62,877	62,177	62,710	62,073
Diluted effect of outstanding options, stock, restricted stock and restricted stock unit awards	—	—	—	—
	62,877	62,177	62,710	62,073

Loss per common share—Diluted	$(0.01)	$(0.42)	$(0.05)	$(0.44)
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 3,213,088 and 4,170,854 shares of common stock for the three and six months ended June 30, 2014, respectively, and 5,584,899 and 5,461,022 for the three and six months ended June 30, 2013, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

5.	Equity Transactions and Stock-Based Compensation Plans
Equity Transactions
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of June 30, 2014, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
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

The following table summarizes the compensation expense recognized for stock option, restricted stock and restricted stock unit awards during the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock option awards	$310	$421	$653	$947
Restricted stock awards	141	130	294	263
Restricted stock unit awards	1,520	1,001	2,880	1,854
	$1,971	$1,552	$3,827	$3,064
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the three months ended June 30, 2014 or 2013. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
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
During the three and six months ended June 30, 2014, 168,500 and 215,400 stock options were exercised at a weighted-average exercise price of $7.74 and $7.34, respectively. During the three and six months ended June 30, 2013, 104,500 and 162,867 stock options were exercised at a weighted-average exercise price of $4.73 and $4.84, respectively. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our condensed consolidated statement of cash flows.
Restricted Stock
Historically, we have generally granted restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. However, beginning in 2013, we began granting restricted stock awards with a vesting period of one year. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. During the six months ended June 30, 2014 and 2013, we granted 32,100 and 61,248 shares of restricted stock awards, with a weighted-average grant-date fair value of $14.33 and $7.57, respectively.

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
There were no restricted stock units granted during the three months ended June 30, 2014. The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the six months ended June 30, 2014 and the three and six months ended June 30, 2013:

	Three months ended June 30,	Six months ended June 30,
	2013	2014	2013
Time-based RSUs:
Time-based RSUs granted	252,749	347,335	406,027
Weighted-average grant-date fair value	$7.54	$8.44	$7.59

Performance-based RSUs:
Performance-based RSUs granted	295,873	321,606	346,731
Weighted-average grant-date fair value	$8.33	$9.90	$8.34
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
In April 2014, we determined that 116.6% of the target number of shares granted during 2011 were actually earned based on the Company’s achievement of certain performance measures, as compared to the predefined peer group, over the performance period from January 1, 2011 through December 31, 2013. The performance-based RSUs granted during 2011 have vested and were converted to common stock at the end of April 2014.
As of June 30, 2014, we estimated that our actual achievement level for the performance-based RSUs granted during 2012, 2013 and 2014 will be approximately 125%, 100% and 100% of the predetermined performance conditions, respectively.

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
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies with its fleet of 62 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	14
West Texas	20
North Dakota	9
Utah	7
Appalachia	4
Colombia	8
62
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of June 30, 2014, we have a fleet of 112 well servicing rigs consisting of one hundred two 550 horsepower rigs and ten 600 horsepower rigs. We provide wireline services and coiled tubing services with a fleet of 121 wireline units and 14 coiled tubing units, and we provide rental services with a gross book value of $17.4 million in fishing and rental tools.
The following tables set forth certain financial information for our two operating segments and corporate as of and for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	As of and for the three months ended June 30, 2014
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$778,148	$413,308	$59,975	$1,251,431
Revenues	$127,553	$132,259	$—	$259,812
Operating costs	83,762	82,505	—	166,267
Segment margin	$43,791	$49,754	$—	$93,545
Depreciation and amortization	$28,969	$16,466	$356	$45,791
Capital expenditures	$19,383	$21,486	$127	$40,996

	As of and for the three months ended June 30, 2013
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$849,649	$414,729	$27,155	$1,291,533
Revenues	$138,250	$110,104	$—	$248,354
Operating costs	89,294	70,450	—	159,744
Segment margin	$48,956	$39,654	$—	$88,610
Depreciation and amortization	$31,041	$16,025	$282	$47,348
Capital expenditures	$19,548	$12,361	$751	$32,660

	As of and for the six months ended June 30, 2014
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$778,148	$413,308	$59,975	$1,251,431
Revenues	$245,510	$253,336	$—	$498,846
Operating costs	160,100	160,257	—	320,357
Segment margin	$85,410	$93,079	$—	$178,489
Depreciation and amortization	$58,208	$32,485	$624	$91,317
Capital expenditures	$40,639	$36,829	$445	$77,913

	As of and for the six months ended June 30, 2013
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$849,649	$414,729	$27,155	$1,291,533
Revenues	$271,324	$206,700	$—	$478,024
Operating costs	178,280	131,069	—	309,349
Segment margin	$93,044	$75,631	$—	$168,675
Depreciation and amortization	$61,087	$32,012	$534	$93,633
Capital expenditures	$47,344	$26,234	$1,132	$74,710
The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment margin	$93,545	$88,610	$178,489	$168,675
Depreciation and amortization	(45,791)	(47,348)	(91,317)	(93,633)
General and administrative	(25,276)	(23,605)	(49,759)	(46,659)
Bad debt expense	(561)	(137)	(437)	(418)
Impairment charges	—	(44,788)	—	(44,788)
Income (loss) from operations	$21,917	$(27,268)	$36,976	$(16,823)
The following table sets forth certain financial information for our international operations in Colombia as of and for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2014	2013	2014	2013
Identifiable assets	$157,025	$150,223	$157,025	$150,223
Revenues	$25,527	$30,627	$47,691	$61,402
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

7.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $41.9 million relating to our performance under these bonds as of June 30, 2014.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of June 30, 2014, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	22,010	(1,485)	3,186	—	$23,711
Receivables, net of allowance	1,203	146,019	54,424	(1,109)	200,537
Intercompany receivable (payable)	(24,837)	52,296	(27,459)	—	—
Deferred income taxes	22,710	8,122	1,533	—	32,365
Inventory	—	7,423	6,043	—	13,466
Prepaid expenses and other current assets	1,592	5,364	2,434	—	9,390
Total current assets	22,678	217,739	40,161	(1,109)	279,469
Net property and equipment	4,351	828,830	91,009	(750)	923,440
Investment in subsidiaries	913,402	124,684	—	(1,038,086)	—
Intangible assets, net of accumulated amortization	76	28,200	—	—	28,276
Noncurrent deferred income taxes	77,957	—	4,010	(77,957)	4,010
Other long-term assets	9,230	1,722	5,284	—	16,236
Total assets	$1,027,694	$1,201,175	$140,464	$(1,117,902)	$1,251,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,447	$47,929	$5,359	—	$54,735
Current portion of long-term debt	—	429	—	—	429
Deferred revenues	—	1,563	1,743	—	3,306
Accrued expenses	11,825	52,891	8,176	(1,109)	71,783
Total current liabilities	13,272	102,812	15,278	(1,109)	130,253
Long-term debt, less current portion	493,564	66	—	—	493,630
Noncurrent deferred income taxes	—	180,945	—	(77,957)	102,988
Other long-term liabilities	319	3,950	502	—	4,771
Total liabilities	507,155	287,773	15,780	(79,066)	731,642
Total shareholders’ equity	520,539	913,402	124,684	(1,038,836)	519,789
Total liabilities and shareholders’ equity	$1,027,694	$1,201,175	$140,464	$(1,117,902)	$1,251,431

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28,368	$(2,059)	$1,076	$—	$27,385
Receivables, net of allowance	905	125,979	49,476	—	176,360
Intercompany receivable (payable)	(24,837)	52,671	(27,834)	—	—
Deferred income taxes	1,143	8,005	3,944	—	13,092
Inventory	—	7,415	5,817	—	13,232
Prepaid expenses and other current assets	1,013	7,094	1,204	—	9,311
Total current assets	6,592	199,105	33,683	—	239,380
Net property and equipment	4,531	846,632	87,244	(750)	937,657
Investment in subsidiaries	939,091	120,630	—	(1,059,721)	—
Intangible assets, net of accumulated amortization	75	32,194	—	—	32,269
Noncurrent deferred income taxes	78,486	—	1,156	(78,486)	1,156
Other long-term assets	7,513	2,009	9,639	—	19,161
Total assets	$1,036,288	$1,200,570	$131,722	$(1,138,957)	$1,229,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757	$37,797	$5,164	$—	$43,718
Current portion of long-term debt	—	2,847	—	—	2,847
Deferred revenues	—	699	—	—	699
Accrued expenses	16,368	51,739	5,462	—	73,569
Total current liabilities	17,125	93,082	10,626	—	120,833
Long-term debt, less current portion	499,586	80	—	—	499,666
Noncurrent deferred income taxes	—	163,122	—	(78,486)	84,636
Other long-term liabilities	394	5,195	466	—	6,055
Total liabilities	517,105	261,479	11,092	(78,486)	711,190
Total shareholders’ equity	519,183	939,091	120,630	(1,060,471)	518,433
Total liabilities and shareholders’ equity	$1,036,288	$1,200,570	$131,722	$(1,138,957)	$1,229,623

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$234,285	$25,527	$—	$259,812
Costs and expenses:
Operating costs	—	149,353	16,914	—	166,267
Depreciation and amortization	356	41,979	3,456	—	45,791
General and administrative	6,800	17,438	1,176	(138)	25,276
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense	—	561	—	—	561
Total costs and expenses	7,156	208,116	22,761	(138)	237,895
Income (loss) from operations	(7,156)	26,169	2,766	138	21,917
Other income (expense):
Equity in earnings of subsidiaries	19,707	3,512	—	(23,219)	—
Interest expense	(10,707)	(24)	3	—	(10,728)
Loss on extinguishment of debt	(14,595)	—	—	—	(14,595)
Other	7	617	1,531	(138)	2,017
Total other income (expense)	(5,588)	4,105	1,534	(23,357)	(23,306)
Income (loss) before income taxes	(12,744)	30,274	4,300	(23,219)	(1,389)
Income tax expense (benefit)	12,425	(10,567)	(788)	—	1,070
Net income (loss)	$(319)	$19,707	$3,512	$(23,219)	$(319)

	Three months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$217,727	$30,627	$—	$248,354
Costs and expenses:
Operating costs	—	138,946	20,798	—	159,744
Depreciation and amortization	282	43,745	3,321	—	47,348
General and administrative	6,085	16,867	791	(138)	23,605
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense	67	70	—	—	137
Impairment charges	—	44,788	—	—	44,788
Total costs and expenses	6,434	243,201	26,125	(138)	275,622
Income (loss) from operations	(6,434)	(25,474)	4,502	138	(27,268)
Other income (expense):
Equity in earnings of subsidiaries	(13,455)	1,511	—	11,944	—
Interest expense	(12,341)	—	10	—	(12,331)
Other	1	574	(1,686)	(138)	(1,249)
Total other income (expense)	(25,795)	2,085	(1,676)	11,806	(13,580)
Income (loss) before income taxes	(32,229)	(23,389)	2,826	11,944	(40,848)
Income tax expense (benefit)	6,334	9,934	(1,315)	—	14,953
Net income (loss)	$(25,895)	$(13,455)	$1,511	$11,944	$(25,895)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Six months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$451,155	$47,691	$—	$498,846
Costs and expenses:
Operating costs	—	288,840	31,517	—	320,357
Depreciation and amortization	625	83,843	6,849	—	91,317
General and administrative	13,535	34,636	1,864	(276)	49,759
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt expense	—	437	—	—	437
Total costs and expenses	14,160	405,326	42,660	(276)	461,870
Income (loss) from operations	(14,160)	45,829	5,031	276	36,976
Other (expense) income:
Equity in earnings of subsidiaries	32,592	4,087	—	(36,679)	—
Interest expense	(23,106)	(17)	7	—	(23,116)
Loss on extinguishment of debt	(22,482)	—	—	—	(22,482)
Other	2,886	1,288	793	(276)	4,691
Total other (expense) income	(10,110)	5,358	800	(36,955)	(40,907)
Income (loss) before income taxes	(24,270)	51,187	5,831	(36,679)	(3,931)
Income tax (expense) benefit	21,372	(18,595)	(1,744)	—	1,033
Net income (loss)	$(2,898)	$32,592	$4,087	$(36,679)	$(2,898)

	Six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$416,622	$61,402	$—	$478,024
Costs and expenses:
Operating costs	—	268,162	41,187	—	309,349
Depreciation and amortization	534	86,447	6,652	—	93,633
General and administrative	11,511	33,845	1,579	(276)	46,659
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt expense	67	351	—	—	418
Impairment charges	—	44,788	—	—	44,788
Total costs and expenses	12,112	431,163	51,848	(276)	494,847
Income (loss) from operations	(12,112)	(14,541)	9,554	276	(16,823)
Other (expense) income:
Equity in earnings of subsidiaries	(4,266)	3,853	—	413	—
Interest expense	(23,790)	(20)	17	—	(23,793)
Other	2	857	(2,653)	(276)	(2,070)
Total other (expense) income	(28,054)	4,690	(2,636)	137	(25,863)
Income (loss) before income taxes	(40,166)	(9,851)	6,918	413	(42,686)
Income tax (expense) benefit	12,979	5,585	(3,065)	—	15,499
Net income (loss)	$(27,187)	$(4,266)	$3,853	$413	$(27,187)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$25,255	$57,484	$12,748	$95,487
Cash flows from investing activities:
Purchases of property and equipment	(494)	(63,159)	(10,914)	(74,567)
Proceeds from sale of property and equipment	—	6,262	276	6,538
	(494)	(56,897)	(10,638)	(68,029)
Cash flows from financing activities:
Debt repayments	(330,000)	(13)	—	(330,013)
Proceeds from issuance of debt	320,000	—	—	320,000
Debt issuance costs	(6,187)	—	—	(6,187)
Tender premium costs	(15,381)	—	—	(15,381)
Proceeds from exercise of options	1,581	—	—	1,581
Purchase of treasury stock	(1,132)	—	—	(1,132)
	(31,119)	(13)	—	(31,132)
Net increase (decrease) in cash and cash equivalents	(6,358)	574	2,110	(3,674)
Beginning cash and cash equivalents	28,368	(2,059)	1,076	27,385
Ending cash and cash equivalents	$22,010	$(1,485)	$3,186	$23,711

	Six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$(34,534)	$102,709	$2,502	$70,677
Cash flows from investing activities:
Purchases of property and equipment	(1,602)	(103,574)	(7,003)	(112,179)
Proceeds from sale of property and equipment	—	5,357	702	6,059
	(1,602)	(98,217)	(6,301)	(106,120)
Cash flows from financing activities:
Debt repayments	(10,000)	(862)	—	(10,862)
Proceeds from issuance of debt	40,000	—	—	40,000
Debt issuance costs	(13)	—	—	(13)
Proceeds from exercise of options	789	—	—	789
Purchase of treasury stock	(628)	—	—	(628)
	30,148	(862)	—	29,286
Net increase (decrease) in cash and cash equivalents	(5,988)	3,630	(3,799)	(6,157)
Beginning cash and cash equivalents	18,479	(5,401)	10,655	23,733
Ending cash and cash equivalents	$12,491	$(1,771)	$6,856	$17,576

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, decisions about exploration and development projects to be made by oil and gas exploration and production companies, economic cycles and their impact on capital markets and liquidity, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, future compliance with covenants under our senior secured revolving credit facility and our senior notes, the supply of marketable drilling rigs, well servicing rigs, coiled tubing and wireline units within the industry, changes in technology and improvements in our competitors' equipment, the continued availability of drilling rig, well servicing rig, coiled tubing and wireline unit components, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2013, or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
Company Overview
Pioneer Energy Services Corp. (formerly called "Pioneer Drilling Company") was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Since September 1999, we have significantly expanded our drilling rig fleet through acquisitions and through the construction of rigs from new and used components. In March 2008, we acquired two production services companies which significantly expanded our service offerings to include well servicing, wireline services and fishing and rental services. We have continued to invest in the growth of all our service offerings through acquisitions and organic growth. On December 31, 2011, we acquired a coiled tubing services business to expand our existing production services offerings.
Pioneer Energy Services Corp. provides drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. We also provide coiled tubing and wireline services offshore in the Gulf of Mexico. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet multiple needs of our clients.

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

•
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies with its fleet of 62 drilling rigs which are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	14
West Texas	20
North Dakota	9
Utah	7
Appalachia	4
Colombia	8
62
As of June 30, 2014, 57 of our 62 drilling rigs are earning revenues under drilling contracts, 43 of which are under term contracts, and we are actively marketing all of our idle drilling rigs. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, seven of which are currently earning revenues with the remaining rig waiting on the well site location to be prepared by our client. We are also currently constructing three new-build 1,500 HP AC drilling rigs which we expect to deliver and begin operating under long-term drilling contracts in the second and third quarters of 2015.
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

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services, coiled tubing services, and fishing and rental services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of June 30, 2014, we operate one hundred two 550 horsepower rigs and ten 600 horsepower rigs through 11 locations, mostly in the Gulf Coast and ArkLaTex regions, though we also have 14 rigs in North Dakota.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. To complete a well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of June 30, 2014, we operate a fleet of 121 wireline units through 25 locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of June 30, 2014, our coiled tubing business consists of ten onshore and four offshore coiled tubing units which are currently deployed through three locations in Texas and Louisiana.

•
Fishing and Rental Services. During drilling operations, oil and gas exploration and production companies frequently rent unique equipment such as power swivels, foam circulating units, blow-out preventers, air drilling equipment, pumps, tanks, pipe, tubing and fishing tools. We provide rental services out of three locations in Texas and Oklahoma. As of June 30, 2014 our fishing and rental tools have a gross book value of $17.4 million.

Pioneer Energy Services' corporate office is located at 1250 NE Loop 410, Suite 1000, San Antonio, Texas 78209. Our phone number is (855) 884-0575 and our website address is www.pioneeres.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this report or otherwise made part of this report.
Market Conditions in Our Industry
Demand for oilfield services offered by our industry is a function of our clients’ willingness to make operating expenditures and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected oil and natural gas prices.
With generally increasing oil prices in 2010 and 2011, exploration and production companies increased their exploration and production spending and industry equipment utilization and revenue rates improved, particularly in oil-producing regions and in certain shale regions. During 2012, modest increases in exploration and production spending resulted in modest increases in industry equipment utilization and revenue rates during 2012, as compared to 2011. Even though advancements in technology have improved the efficiency of drilling rigs, demand has remained steady with generally increasing oil prices during 2013 and 2014. If oil and natural gas prices decline, then industry equipment utilization and revenue rates could decrease domestically and in Colombia.
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

As shown in the charts above, the recent trends in industry rig counts are influenced primarily by fluctuations in oil prices, which affect the levels of capital and operating expenditures made by our clients.
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
Technological advancements and trends in our industry also affect the demand for certain types of equipment. During 2013 and 2014, the demand for traditional drilling rigs in vertical markets softened due to increased demand for drilling rigs that are able to drill horizontally. In addition, oil and gas exploration and production companies have increased the use of "pad drilling" in recent years whereby a series of horizontal wells are drilled in succession by a walking or skidding drilling rig at a single pad-site location. Pad drilling has improved the productivity of exploration and production activities which could reduce the demand for drilling rigs, particularly those that do not have the ability to walk or skid and to drill horizontal wells.

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
Strategy
In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business which we operate in the most attractive drilling markets throughout the United States and in Colombia. Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing clients, expand our client base in the areas where we currently operate and further enhance our geographic diversification through selective expansion. The key elements of this long-term strategy are focused on our:

•
Competitive Position in the Most Attractive Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. We are currently operating in unconventional areas in the Bakken, Marcellus and Eagle Ford shales and Permian and Uintah Basins. All of the ten drilling rigs we recently constructed are currently operating in domestic shale and unconventional plays and our three new-build drilling rigs will be deployed to these regions as well. Additionally, in recent years, we have added significant capacity to our production services fleets, which we believe are well positioned to capitalize on increased shale development.

•
Exposure to Oil and Liquids Rich Natural Gas Drilling Activity. We believe that our flexible drilling and production services fleets allow us to pursue varied opportunities, enabling us to focus on a favorable mix of natural gas, oil and liquids rich natural gas activity. In recent years, we have intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions and we continue to actively seek contracts with oil-focused producers. As of June 30, 2014, approximately 98% of our working drilling rigs and 82% of our production services assets are operating on wells that are targeting or producing oil or liquids rich natural gas.

•
International Presence. In 2007, we began operating in Colombia after a comprehensive review of international opportunities wherein we determined that Colombia offered an attractive mix of favorable business conditions, political stability, and a long-term commitment to expanding national oil and gas production. All eight of our drilling rigs in Colombia are currently under term contracts that extend through the end of 2014, seven of which are currently earning revenues with the remaining rig waiting on the well site location to be prepared by our client.

•
Growth Through Select Capital Deployment. We have historically invested in the growth of our business by strategically upgrading our existing assets, selectively engaging in new-build opportunities, and through selective acquisitions. We have continued to make significant investments in the growth of our business over the past several years. For example, on December 31, 2011, we acquired a coiled tubing services business to expand our existing production services offerings. We have also added significant capacity to our other production services fleets through the addition of 58 wireline units and 38 well servicing rigs since the beginning of 2010 with more unit additions planned for the remainder of 2014 and 2015. From 2011 to early 2013, we constructed ten new-build AC drilling rigs, all of which are currently operating in domestic shale or unconventional plays, and we are currently building three more rigs which we expect to deliver and begin operating under long-term drilling contracts in the second and third quarters of 2015.

We are currently planning for and executing organic growth through select fleet additions, but this growth will be balanced with our plans for modest debt reduction. We believe this near-term strategy will position us to take advantage of future business opportunities and continue our long-term growth strategy. Management efforts are also focused on stringent cost control measures, the evaluation of nonstrategic or under-performing assets for potential liquidation and continued emphasis on the execution and performance of our core businesses.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $23.7 million as of June 30, 2014), cash generated from operations and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of June 30, 2014, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.
In March 2010, we issued $250 million of senior notes with a coupon interest rate of 9.875% that are due in 2018 (the "2010 Senior Notes"), the net proceeds from which were used to repay a portion of the borrowings outstanding under our Revolving Credit Facility. In November 2011, we issued an additional $175 million of senior notes (the "2011 Senior Notes") with the same terms and conditions as the 2010 Senior Notes. We received $172.7 million of net proceeds from the issuance of the 2011 Senior Notes, a portion of which were used to fund the acquisition of our coiled tubing business in December 2011. In March 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “2014 Senior Notes”), the net proceeds from which, combined with cash on hand, were used to fund the repayment of $300 million of aggregate principal amount of 2010 and 2011 Senior Notes in March and May 2014.
Our Revolving Credit Facility provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $250 million, all of which matures on June 30, 2016. As of June 30, 2014, we had $70.0 million outstanding under our Revolving Credit Facility and $14.0 million in committed letters of credit, which resulted in borrowing availability of $166.0 million under our Revolving Credit Facility. There are no limitations on our ability to access the full borrowing availability under the Revolving Credit Facility other than maintaining compliance with the covenants in the Revolving Credit Facility. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.
We currently expect that cash and cash equivalents, cash generated from operations and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
During the six months ended June 30, 2014, we spent $74.6 million on purchases of property and equipment. Currently, we expect to spend approximately $185 million to $200 million on capital expenditures during 2014. We expect the total capital expenditures for 2014 will be allocated approximately 60% for our Drilling Services Segment and approximately 40% for our Production Services Segment. Our planned capital expenditures for the year ending December 31, 2014 include partial payments for three new-build drilling rigs, nine well servicing rigs, four coiled tubing units, six wireline units, upgrades to certain drilling rigs and routine capital expenditures. In addition, the capital expenditure budget for 2014 includes down payments for certain equipment that will be delivered in 2015, but requires long lead-time orders. Actual capital expenditures may vary depending on the timing of commitments and payments, as well as the level of new-build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2014 from operating cash flow in excess of our working capital requirements and from borrowings under our Revolving Credit Facility if necessary.
Working Capital
Our working capital was $149.2 million at June 30, 2014, compared to $118.5 million at December 31, 2013. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.1 at June 30, 2014 compared to 2.0 at December 31, 2013.

Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements could increase during periods when higher percentages of our drilling contracts are turnkey and footage contracts and when new-build rig construction projects are in progress.
The changes in the components of our working capital were as follows (amounts in thousands):

	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$23,711	$27,385	$(3,674)
Receivables:
Trade, net of allowance for doubtful accounts	132,215	115,908	16,307
Unbilled receivables	52,156	49,535	2,621
Insurance recoveries	9,717	8,607	1,110
Income taxes and other	6,449	2,310	4,139
Deferred income taxes	32,365	13,092	19,273
Inventory	13,466	13,232	234
Prepaid expenses and other current assets	9,390	9,311	79
Current assets	279,469	239,380	40,089
Accounts payable	54,735	43,718	11,017
Current portion of long-term debt	429	2,847	(2,418)
Deferred revenues	3,306	699	2,607
Accrued expenses:
Payroll and related employee costs	29,644	30,020	(376)
Insurance premiums and deductibles	11,575	10,940	635
Insurance claims and settlements	9,716	8,607	1,109
Interest	8,744	12,275	(3,531)
Other	12,104	11,727	377
Current liabilities	130,253	120,833	9,420
Working capital	$149,216	$118,547	$30,669
The decrease in cash and cash equivalents during the six months ended June 30, 2014 is primarily due to $74.6 million used for purchases of property and equipment and $31.1 million of cash used in our financing activities, which were mostly offset by $95.5 million of cash provided by operating activities and $6.5 million of proceeds from the sale of assets.
The net increase in our total trade and unbilled receivables as of June 30, 2014 as compared to December 31, 2013 is the result of a 18% increase in our Production Services Segment revenues for the quarter ended June 30, 2014 as compared to the quarter ended December 31, 2013 and due to timing of billing and collection cycles in Colombia.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expenses as of June 30, 2014 as compared to December 31, 2013 is primarily due to an increase in our insurance company's reserve for workers' compensation claims in excess of our deductibles.
The increase in income taxes and other receivables as of June 30, 2014 as compared to December 31, 2013 is primarily due to the movement of prepaid taxes associated with our Colombian operations from noncurrent to current receivables, as we expect to utilize them in the near term.
The increase in current deferred income taxes as of June 30, 2014 as compared to December 31, 2013 is primarily due to the movement of domestic net operating losses from noncurrent to current deferred tax assets, as we expect to realize them in the near term. The overall increase is partially offset by the movement of net operating losses for our Colombian operations to noncurrent deferred tax assets, as we currently expect to utilize prepaid taxes rather than net operating losses to offset income taxes payable within the next year, as well as a decrease in current deferred income tax assets for 2013 annual bonus accruals which were paid in the first quarter of 2014.

Prepaid expenses and other current assets are primarily related to prepaid insurance and deferred mobilization costs that are amortized over the term of a drilling contract.
The increase in accounts payable as of June 30, 2014 as compared to December 31, 2013 is due to an increase in our accruals for capital expenditures as of June 30, 2014 as compared to December 31, 2013, and due to the 5% increase in our operating costs for the quarter ended June 30, 2014 as compared to the quarter ended December 31, 2013.
The current portion of our long-term debt is primarily related to a short-term financing for insurance premiums with monthly payments due through August 2014.
The increase in deferred revenues as of June 30, 2014 as compared to December 31, 2013 is related to deferred mobilization revenues and revenues collected but not yet earned for two turnkey jobs which were in progress at June 30, 2014.
The decrease in accrued payroll and employee related costs as of June 30, 2014 as compared to December 31, 2013 is primarily due to the payment of our 2013 annual bonuses in February 2014, which were fully accrued for as of December 31, 2013.
The decrease in accrued interest expense as of June 30, 2014 as compared to December 31, 2013 is primarily due to the repayment of $300 million of our 2010 and 2011 Senior Notes in March and May 2014, which had a higher interest rate than our 2014 Senior Notes which were issued in March 2014.
The increase in other accrued expenses as of June 30, 2014 as compared to December 31, 2013 is primarily due to an increase in our sales tax accrual, partially offset by a decrease in property taxes due to the timing of payments and a decrease in the Colombian equity tax obligation.
Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at June 30, 2014 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$495,496	$429	$70,067	$125,000	$300,000
Interest on debt	198,906	31,215	63,472	49,094	55,125
Purchase commitments	54,777	54,777	—	—	—
Operating leases	16,927	4,738	5,850	3,264	3,075
Other long-term liabilities	13,001	6,519	6,482	—	—
Total	$779,107	$97,678	$145,871	$177,358	$358,200
At June 30, 2014, debt obligations consist of $425.0 million of principal amount outstanding under our Senior Notes, $70.0 million outstanding under our Revolving Credit Facility and $0.5 million of other debt outstanding. The $70.0 million outstanding under our Revolving Credit Facility is due at maturity on June 30, 2016. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient. The remaining $125.0 million principal amount outstanding under our 2010 and 2011 Senior Notes will mature on March 15, 2018 and the $300.0 million principal amount outstanding under our 2014 Senior Notes will mature on March 15, 2022. Our Senior Notes have a total carrying value of $423.6 million as of June 30, 2014, which represents the $425.0 million face value net of the $1.7 million of original issue discount and $0.3 million of original issue premium, net of amortization, based on the effective interest method.
Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 3.2% interest rate that was in effect at June 30, 2014, and (2) the outstanding balance of $70.0 million at June 30, 2014 to be paid at maturity on June 30, 2016. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 9.875% for the 2010 and 2011 Senior Notes and 6.125% for the 2014 Senior Notes, both due semi-annually in arrears on March 15 and September 15 of each year.

Purchase commitments primarily relate to components ordered for our new-build drilling rigs, equipment upgrades and purchases of other new equipment. The total estimated cost for the three new-build drilling rigs is approximately $75 million, of which $3.7 million has already been incurred and capitalized and an additional $24.2 million has been committed for purchase and is reflected in the table above.
Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.
Other long-term liabilities include the net equity tax payable to the Colombian tax authority and long-term incentive compensation which is payable to our employees, generally contingent upon their continued employment through the date of each respective award's payout.
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $250 million borrowing capacity other than maintaining compliance with the covenants under the Revolving Credit Facility. At June 30, 2014, we were in compliance in all material respects with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.0 to 1.0, our senior consolidated leverage ratio was 0.3 to 1.0, and our interest coverage ratio was 5.4 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At June 30, 2014, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Our Senior Notes are not subject to any sinking fund requirements. As of June 30, 2014, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance in all material respects with all covenants pertaining to our Senior Notes.

Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three and six months ended June 30, 2014 and 2013 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Drilling Services Segment:
Revenues	$127,553	$138,250	$245,510	$271,324
Operating costs	83,762	89,294	160,100	178,280
Drilling Services Segment margin	$43,791	$48,956	$85,410	$93,044

Average number of drilling rigs	62.0	70.3	62.0	70.4
Utilization rate	87%	87%	85%	85%
Revenue days	4,895	5,537	9,526	10,876

Average revenues per day	$26,058	$24,968	$25,773	$24,947
Average operating costs per day	17,112	16,127	16,807	16,392
Drilling Services Segment margin per day	$8,946	$8,841	$8,966	$8,555

Production Services Segment:
Revenues	$132,259	$110,104	$253,336	$206,700
Operating costs	82,505	70,450	160,257	131,069
Production Services Segment margin	$49,754	$39,654	$93,079	$75,631

Combined:
Revenues	$259,812	$248,354	$498,846	$478,024
Operating costs	166,267	159,744	320,357	309,349
Combined margin	$93,545	$88,610	$178,489	$168,675
Adjusted EBITDA	$69,725	$63,619	$132,984	$119,528
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
Adjusted EBITDA is a financial measure that is not in accordance with GAAP and should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. We define Adjusted EBITDA as income (loss) before interest income (expense), taxes, depreciation, amortization, loss on extinguishment of debt and any impairments. We use this measure, together with our GAAP financial metrics, to assess our financial performance and evaluate our overall progress towards meeting our long-term financial objectives. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency of our operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA, as we calculate it, may not be comparable to Adjusted EBITDA measures reported by other companies.

A reconciliation of combined Drilling Services Segment margin and Production Services Segment margin to net income (loss), as reported, and a reconciliation of Adjusted EBITDA to net income (loss), as reported, are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net loss:
Combined margin	$93,545	$88,610	$178,489	$168,675
General and administrative	(25,276)	(23,605)	(49,759)	(46,659)
Bad debt expense	(561)	(137)	(437)	(418)
Other (expense) income	2,017	(1,249)	4,691	(2,070)
Adjusted EBITDA	69,725	63,619	132,984	119,528
Depreciation and amortization	(45,791)	(47,348)	(91,317)	(93,633)
Impairment charges	—	(44,788)	—	(44,788)
Interest expense	(10,728)	(12,331)	(23,116)	(23,793)
Loss on extinguishment of debt	(14,595)	—	(22,482)	—
Income tax benefit	1,070	14,953	1,033	15,499
Net loss	$(319)	$(25,895)	$(2,898)	$(27,187)
Our Drilling Services Segment’s revenues decreased by $10.7 million, or 8%, and $25.8 million, or 10%, during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. The decrease in Drilling Services Segment revenues was primarily due to a 12% decrease in revenue days during both the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Revenue days decreased due to the sale of eight drilling rigs in October 2013, some of which had been earning a standby dayrate. In addition, the decrease in revenue days is due to lower utilization in Colombia where two rigs were idle because of customer delays in preparing well sites. The decreases in the Drilling Services Segment revenues were partly offset by increases in average revenues per day of 4% or $1,090 per day, and 3% or $826 per day, during the three and six months ended June 30, 2014, respectively. The increases in average revenues per day were primarily due to the full impact of our new-build drilling rigs working in 2014 and certain rigs that were earning a lower standby dayrate during 2013. Average revenues per day also increased due to a scope-of-work agreement that was finalized with our client in Colombia during the second quarter of 2014 that resulted in additional billings of approximately $2.4 million for work that was performed in prior quarters.
Our Drilling Services Segment’s operating costs decreased by $5.5 million, or 6%, and $18.2 million, or 10%, during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013, primarily due to a decrease in revenue days as noted in the paragraph above. The decreases in the Drilling Services Segment operating costs were partially offset by increases in average operating costs per day of 6% or $985 per day, and 3% or $415 per day, during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. The increases in average operating costs per day were primarily due to higher labor costs, which are reimbursed by the client, and due to certain rigs earning a lower standby dayrate and incurring less operating costs during part of 2013.
Demand for drilling rigs influences the types of drilling contracts we are able to obtain. As demand for drilling rigs decreases, daywork rates move down and we may switch to performing more turnkey drilling contracts to maintain higher utilization rates and to improve our Drilling Services Segment’s margins. Turnkey drilling contracts result in higher average revenues per day and higher average operating costs per day as compared to daywork drilling contracts. We completed 25 and 36 turnkey contracts during the three and six months ended June 30, 2014, respectively, as compared to three and six turnkey drilling contracts completed during the corresponding periods in 2013, respectively. The increase in turnkey drilling contracts during 2014 relates to lower horsepower rigs that are drilling a series of surface holes on pad sites which is a new industry trend.

The following table provides the percentages of our drilling revenues by drilling contract type for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Daywork contracts	94%	97%	96%	97%
Turnkey contracts	6%	3%	4%	3%
Our Production Services Segment's revenues increased by $22.2 million, or 20%, and $46.6 million, or 23%, during the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013, while operating costs increased by 17% and 22%, respectively. The increases in our Production Services Segment's revenues and operating costs are primarily a result of the increased demand for our services. The number of wireline jobs we completed increased by 6% during both the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013. The total rig hours for our well servicing fleet increased by 11%, during both the three and six months ended June 30, 2014. Our coiled tubing utilization increased to 53% during the three months ended June 30, 2014 from 46% during the corresponding period in 2013. Increased pricing for these services also contributed to the increase in revenues, which was primarily due to a greater mix of higher priced jobs performed in our wireline and coiled tubing businesses. The greater mix of higher cost wireline and coiled tubing jobs performed also resulted in the increase in operating costs during the three and six months ended June 30, 2014 as compared to the corresponding periods in 2013.
Our general and administrative expense increased by approximately $1.7 million, or 7%, and $3.1 million, or 7%, during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013, primarily due to an increase in payroll and compensation related expenses.
Our other income of $2.0 million and $4.7 million for the three and six months ended June 30, 2014, respectively, is primarily related to a settlement of litigation and a net foreign currency gain recognized for our Colombian operations.
Our depreciation and amortization expenses decreased by $1.6 million and $2.3 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013, primarily as a result of the sales of equipment during 2013 and 2014, as well as the impairment charge to write down coiled tubing intangible assets to fair value as of June 30, 2013.
During the six months ended June 30, 2013, we recorded impairment charges of $44.8 million of impairment charges to reduce the goodwill and intangible asset carrying values of our coiled tubing reporting unit, which were originally recorded in connection with the acquisition of Go-Coil, L.L.C. on December 31, 2011. On June 30, 2013, we performed an impairment analysis that led us to conclude that there would be no remaining implied value attributable to our goodwill and accordingly, we recorded a non-cash charge of $41.7 million for the full impairment of our goodwill. In addition, we performed an intangible asset impairment analysis on June 30, 2013, which resulted in a non-cash impairment charge of $3.1 million to reduce our intangible asset carrying value of client relationships. These impairment charges did not have an impact on our liquidity or debt covenants; however, it was a reflection of the increased competition in certain coiled tubing markets where we operate and a decline in our projected cash flows for the coiled tubing reporting unit.
Our interest expense decreased by $1.6 million and $0.7 million for the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, primarily due to the partial repayment of 2010 and 2011 Senior Notes which incurred interest at a higher rate than the 2014 Senior Notes which were issued in March 2014, partially offset by less capitalized interest associated with the capital expenditures.
Our loss on debt extinguishment during the three and six months ended June 30, 2014 represents the tender and redemption premium, net unamortized debt discount and debt issuance costs that were associated with the 2010 and 2011 Senior Notes that were repaid $99.5 million in March 2014 and $200.5 million in May 2014.
Our effective income tax rate for the six months ended June 30, 2014 differs from the federal statutory rate in the United States primarily due to the impact of state income taxes, and partially offset by the effect of foreign translation, the impact of lower effective tax rates in foreign jurisdictions and other permanent differences.

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
Critical Accounting Policies and Estimates
Revenue and Cost Recognition—Our Drilling Services Segment earns revenues by drilling oil and gas wells for our clients under daywork, turnkey or footage contracts, which usually provide for the drilling of a single well. Drilling contracts for individual wells are usually completed in less than 60 days. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey and footage contracts on the percentage-of-completion method based on our estimate of the number of days to complete each contract. All of our revenues are recognized net of applicable sales taxes.
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
The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “deferred revenues” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized. As of June 30, 2014 we had $3.3 million and $3.4 million of current deferred revenues and costs, respectively, and $0.2 million and $0.3 million of long-term deferred mobilization revenues and costs, respectively. Our deferred mobilization costs and revenues primarily relate to long-term contracts for our new-build drilling rigs. Amortization of deferred mobilization revenues was $0.4 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively.
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
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. Our unbilled receivables totaled $52.2 million at June 30, 2014, of which $0.4 million related to turnkey drilling contract revenues, $47.1 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at June 30, 2014 and $4.7 million related to unbilled receivables for our Production Services Segment.
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
Our impairment analysis did not result in any impairment charges to our coiled tubing tangible long-lived assets, substantially all of which was related to the 13 coiled tubing units owned at June 30, 2013. As discussed further below, we also recorded a non-cash impairment charge to reduce the carrying value of goodwill to zero.
Due to continued increases in competition in certain coiled tubing markets and lower than anticipated operating results, we performed another impairment analysis of our long-lived tangible and intangible assets as of December 31, 2013. We determined that the sum of the estimated future undiscounted net cash flows for our coiled tubing services reporting unit was in excess of the carrying amount and concluded that no impairment existed as of December 31, 2013. The future undiscounted cash flows used in our impairment analysis include projected increases in utilization and pricing from what we have historically experienced. If we fail to meet the projected increases in utilization and pricing for our coiled tubing services, or in the event of significant unfavorable changes in the forecasted cash flows or key assumptions used in our analysis, the most significant of these being the projected utilization and pricing of our coiled tubing services, then we may incur a future impairment. Our coiled tubing services' operating results for the six months ended June 30, 2014 are meeting our projections.
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
We incurred a total loss of $0.8 million on five of the 36 turnkey contracts which were initiated and completed during the six months ended June 30, 2014. As of June 30, 2014, we had $0.4 million of unbilled receivables related to two turnkey contracts that were in progress at June 30, 2014, which were completed prior to the issuance of these financial statements.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $1.7 million at June 30, 2014.
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

As of June 30, 2014, we had $95.9 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.
Our accrued insurance premiums and deductibles as of June 30, 2014 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $3.3 million and our workers’ compensation, general liability and auto liability insurance of approximately $7.7 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Recently Issued Accounting Standards
Discontinued Operations. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Discontinued Operations (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update, among other things, raises the threshold for a disposal to qualify for discontinued operations accounting and requires additional disclosures about disposals. We are required to apply this guidance prospectively beginning with our first quarterly filing in 2015.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The standard outlines a single comprehensive model for revenue recognition based on the core principle that a company will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. We are required to apply this new standard beginning with our first quarterly filing in 2017. We are currently evaluating the potential impact of this guidance, but at this time, do not expect that the adoption of this new standard will have a material effect on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of June 30, 2014, we had $70.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.4 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.2 million during the six months ended June 30, 2014. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2014.

Foreign Currency Risk
While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements.
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency gains of $0.7 million for the six months ended June 30, 2014.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except for the risk factor described in our Form 10-Q for the quarter ended March 31, 2014, there have been no material changes in our risk factors as previously disclosed in Item 1A – "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).  In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A – "Risk Factors” in our 2013 Form 10-K and Form 10-Q for the quarter ended March 31, 2014, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not make any unregistered sales of equity securities during the quarter ended June 30, 2014. The following table provides information relating to our repurchase of common shares during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	31,310	$14.92	—	—
May 1—May 31	264	$15.11	—	—
June 1—June 30	14,331	$15.92	—	—
Total	45,905	$15.23	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended June 30, 2014, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock unit awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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

10.1+*	-	Amended and Restated Pioneer Energy Services Corp. 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 9, 2014 (File No. 1-8182)).

10.2+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Stock Option Agreement

10.3+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Stock Option Agreement

10.4+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Restricted Stock Unit Award Agreement

10.5+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Restricted Stock Unit Award Agreement

10.6+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement

10.7+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement

10.8+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Dated: July 31, 2014

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

10.1+*	-	Amended and Restated Pioneer Energy Services Corp. 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 9, 2014 (File No. 1-8182)).

10.2+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Stock Option Agreement

10.3+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Stock Option Agreement

10.4+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Restricted Stock Unit Award Agreement

10.5+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Restricted Stock Unit Award Agreement

10.6+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement

10.7+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement

10.8+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.
+    Management contract or compensatory plan or arrangement.