Form 10-Q
period 2015-03-31
PIONEER ENERGY SERVICES CORP
filed 2015-04-30
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 15, 2015, there were 64,245,852 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,678	$34,924
Receivables:
Trade, net of allowance for doubtful accounts	104,649	136,161
Unbilled receivables	29,957	38,002
Insurance recoveries	15,576	10,900
Other receivables	21,302	5,138
Deferred income taxes	8,529	10,998
Inventory	13,686	14,117
Assets held for sale	4,606	9,909
Prepaid expenses and other current assets	7,410	8,925
Total current assets	241,393	269,074
Property and equipment, at cost	1,572,884	1,702,273
Less accumulated depreciation	733,377	845,732
Net property and equipment	839,507	856,541
Intangible assets, net of accumulated amortization of $42.1 million and $40.3 million at March 31, 2015 and December 31, 2014, respectively	22,238	24,223
Noncurrent deferred income taxes	2,662	2,753
Other long-term assets	18,050	18,998
Total assets	$1,123,850	$1,171,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,973	$64,305
Current portion of long-term debt	—	27
Deferred revenues	33,920	3,315
Accrued expenses:
Payroll and related employee costs	22,805	40,058
Insurance premiums and deductibles	12,264	12,829
Insurance claims and settlements	15,576	10,900
Interest	821	5,432
Other	9,978	10,326
Total current liabilities	143,337	147,192
Long-term debt, less current portion	430,000	455,053
Noncurrent deferred income taxes	62,224	69,578
Other long-term liabilities	5,207	4,702
Total liabilities	640,768	676,525
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 64,244,935 and 63,820,126 shares outstanding at March 31, 2015 and December 31, 2014, respectively	6,465	6,414
Additional paid-in capital	472,802	472,457
Treasury stock, at cost; 406,524 and 317,103 shares at March 31, 2015 and December 31, 2014, respectively	(3,389)	(3,030)
Accumulated earnings	7,204	19,223
Total shareholders’ equity	483,082	495,064
Total liabilities and shareholders’ equity	$1,123,850	$1,171,589
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2015	2014
	(in thousands, except per share data)
Revenues:
Drilling services	$98,415	$117,957
Production services	95,399	121,077
Total revenues	193,814	239,034
Costs and expenses:
Drilling services	63,455	76,338
Production services	68,742	77,752
Depreciation and amortization	41,782	45,526
General and administrative	21,860	24,483
Bad debt expense (recovery)	319	(124)
Impairment charges	5,990	—
Gain on litigation	—	(2,876)
Total costs and expenses	202,148	221,099
Income (loss) from operations	(8,334)	17,935
Other expense:
Interest expense, net of interest capitalized	(5,455)	(12,388)
Loss on extinguishment of debt	—	(7,887)
Other	(2,680)	(202)
Total other expense	(8,135)	(20,477)
Loss before income taxes	(16,469)	(2,542)
Income tax (expense) benefit	4,450	(37)
Net loss	$(12,019)	$(2,579)

Loss per common share—Basic	$(0.19)	$(0.04)

Loss per common share—Diluted	$(0.19)	$(0.04)

Weighted average number of shares outstanding—Basic	63,991	62,542

Weighted average number of shares outstanding—Diluted	63,991	62,542

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(12,019)	$(2,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,782	45,526
Allowance for doubtful accounts	319	(164)
Loss (gain) on dispositions of property and equipment	1,176	(1,400)
Stock-based compensation expense	405	1,856
Amortization of debt issuance costs, discount and premium	413	869
Loss on extinguishment of debt	—	7,887
Impairment charges	5,990	—
Deferred income taxes	(5,403)	(1,364)
Change in other long-term assets	440	4,193
Change in other long-term liabilities	503	651
Changes in current assets and liabilities:
Receivables	40,274	(5,158)
Inventory	431	(518)
Prepaid expenses and other current assets	1,615	2,703
Accounts payable	(19,472)	5,006
Deferred revenues	30,605	1,460
Accrued expenses	(22,178)	(17,733)
Net cash provided by operating activities	64,881	41,235

Cash flows from investing activities:
Purchases of property and equipment	(45,675)	(31,674)
Proceeds from sale of property and equipment	6,276	5,516
Proceeds from insurance recoveries	37	—
Net cash used in investing activities	(39,362)	(26,158)

Cash flows from financing activities:
Debt repayments	(25,002)	(119,478)
Proceeds from issuance of debt	—	320,000
Debt issuance costs	(5)	(6,138)
Change in restricted cash	—	(210,401)
Tender premium costs	—	(5,479)
Proceeds from exercise of options	601	277
Purchase of treasury stock	(359)	(433)
Net cash used in financing activities	(24,765)	(21,652)

Net increase (decrease) in cash and cash equivalents	754	(6,575)
Beginning cash and cash equivalents	34,924	27,385
Ending cash and cash equivalents	$35,678	$20,810

Supplementary disclosure:
Interest paid	$10,347	$21,854
Income tax paid	$664	$876
Noncash investing and financing activity:
Change in capital expenditure accruals	$3,141	$5,243

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Business
Pioneer Energy Services Corp. provides drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. We also provide two of our services (coiled tubing and wireline services) offshore in the Gulf of Mexico.
Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies through our four drilling divisions in the US, and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with existing or potential clients. Our drilling contracts generally provide for compensation on either a daywork or turnkey basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed.
Since October 2014, domestic and international oil prices have declined significantly which resulted in a downturn in our industry. Mechanical and lower horsepower drilling rigs are the most impacted by the industry downturn and are typically the first rigs to become idle. During the first quarter of 2015, we sold 20 of our mechanical and lower horsepower electric rigs, and as of March 31, 2015, we have six remaining in our fleet, and an additional five classified as held for sale.
In April 2015, we deployed our first of five new-build 1,500 horsepower AC drilling rigs. We expect to deploy three new-build rigs in the third quarter and the final rig by the end of the year. Four of the new-build drilling rigs are under multi-year term contracts. The multi-year contract that was initially assigned to the fifth new-build drilling rig has been transferred to an existing AC rig in the Bakken that has a contract expiring in November 2015, thereby allowing us to market the fifth new-build rig to a new client in the Eagle Ford or Permian.
Excluding the rigs which we expect to sell in the near-term and considering the five new-build drilling rigs, we expect to end 2015 with a drilling fleet of 42 rigs, of which over 95% will be capable of drilling horizontally and over 90% purchased or built new within the last 15 years. The removal of older less capable rigs from our fleet and the recent and ongoing investments in the construction of new-builds is transforming our fleet into a young and highly capable fleet focused on the horizontal drilling market. We believe this positions us well to increase our market share in the significant shale basins in the US and to improve our profitability.
As of March 31, 2015, the drilling rigs in our fleet, excluding rigs classified as held for sale, are assigned to the following divisions:

Drilling Division	Rig Count
South Texas	10
West Texas	5
North Dakota	10
Appalachia	4
Colombia	8
37
As of March 31, 2015, 25 of our 37 drilling rigs are earning revenues under drilling contracts, 19 of which are earning under term contracts. Four of our drilling rigs in Colombia are currently working under term contracts that extend through mid-2015 and we are actively marketing our other four rigs to various operators in Colombia to diversify our client base.

In response to the dramatic decline in oil prices during recent months, term contracts for 16 of our drilling rigs have been early terminated, including nine of our 19 drilling rigs that are currently earning revenues under term contracts, resulting in approximately $53.1 million of early termination revenues. Revenues derived from these early terminations are deferred and recognized over the remainder of the original term of the drilling contracts. We recognized $11.3 million of revenue for early termination payments in the first quarter of 2015 and $0.3 million in the fourth quarter of 2014.
Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services and coiled tubing services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of March 31, 2015, we have a fleet of 119 well servicing rigs, consisting of 108 rigs with 550 horsepower and 11 rigs with 600 horsepower, 126 wireline units and 17 coiled tubing units.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.
In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expenses, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of deferred taxes, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, and our estimate of compensation related accruals.
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2015, through the filing of this Form 10-Q, for inclusion as necessary.
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

As of March 31, 2015, we have 19 drilling rigs earning under term contracts, which if not renewed prior to the end of their terms, will expire as follows:

		Term Contract Expiration by Period
	Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months
United States	15	5	6	4
Colombia	4	4	—	—
	19	9	6	4
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
In response to the dramatic decline in oil prices during recent months, term contracts for 16 of our drilling rigs have been early terminated, including nine of our 19 drilling rigs that are currently earning revenues under term contracts, resulting in approximately $53.1 million of early termination revenues. Revenues derived from these early terminations are deferred and recognized over the remainder of the original term of the drilling contracts. We recognized $11.3 million of revenue for early termination payments in the first quarter of 2015 and $0.3 million in the fourth quarter of 2014.
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
Our unbilled receivables totaled $30.0 million at March 31, 2015, of which $28.7 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at March 31, 2015 and $1.3 million related to unbilled receivables for our Production Services Segment. At December 31, 2014, our unbilled receivables totaled $38.0 million, of which $32.8 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at December 31, 2014, $0.8 million related to turnkey drilling contract revenues, and $4.4 million related to unbilled receivables for our Production Services Segment.
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
Other Current Liabilities
Our other accrued expenses include accruals for items such as property tax, sales tax, Colombian net wealth tax, professional and other fees. We routinely expense these items in the normal course of business over the periods these expenses benefit.
Other Long-Term Liabilities
Our other long-term liabilities consist of the noncurrent portion of liabilities associated with our long-term compensation plans and other deferred liabilities.
Related-Party Transactions
During the three months ended March 31, 2015 and 2014, the Company paid approximately $7,000 and $107,000, respectively, for trucking and equipment rental services, which represented arms-length transactions, to Gulf Coast Lease Service, a trucking and construction company. Joe Freeman, our Senior Vice President of Well Servicing, serves as the President of Gulf Coast Lease Services, which is owned and operated by Mr. Freeman's two sons. Mr. Freeman does not receive compensation from Gulf Coast Lease Service, and he serves primarily in an advisory role to his sons.
Recently Issued Accounting Standards
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
Debt Issuance Costs. On April 7, 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU requires retrospective adoption and will be effective for us beginning with our first quarterly filing in 2016. Early adoption is permitted. We do not expect this adoption to have a material impact on our financial statements.

Reclassifications
Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.
2.    Property and Equipment
During the three months ended March 31, 2015 and 2014, we had capital expenditures of $48.8 million and $36.9 million, respectively, which includes $0.7 million and $48,000, respectively, of capitalized interest costs incurred during the construction periods of new-build drilling rigs and other drilling equipment. Capital expenditures during 2015 primarily relate to our five new-build drilling rigs which began construction during 2014, as well as unit additions to our production services fleets. As of March 31, 2015 and December 31, 2014, capital expenditures incurred for property and equipment not yet placed in service was $94.9 million and $82.7 million, respectively.
During the three months ended March 31, 2015, we recorded total losses on disposition of our property and equipment of $1.2 million in our drilling and production services costs and expenses, primarily for the sales of 20 of our mechanical and lower horsepower electric drilling rigs and other drilling equipment which we sold in March 2015 for aggregate net proceeds of $23.3 million, $17.2 million of which was recognized as a receivable at March 31, 2015. During the three months ended March 31, 2014, we recorded total gains on disposition of our property and equipment of $1.4 million in our drilling and production services costs and expenses, $1.1 million of which was related to the sale of our trucking assets in February 2014.
We recorded impairment charges on our property and equipment of $6.0 million during the three months ended March 31, 2015 in order to reduce the carrying values of two drilling rigs, two wireline units and other drilling equipment which we have classified as held for sale, to their estimated fair values, based on expected sales prices. As of March 31, 2015, our condensed consolidated balance sheet reflects assets held for sale of $4.6 million, which represents five drilling rigs, six wireline units and one real estate property. In April 2015, we sold one drilling rig for $1.5 million, for which we recognized a gain on sale of $0.7 million.
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
Since October 2014, domestic and international oil prices have declined significantly which resulted in a downturn in our industry. Mechanical and lower horsepower drilling rigs are the most impacted by the industry downturn and are typically the first rigs to become idle. During the first quarter of 2015, we sold 20 of our mechanical and lower horsepower electric rigs, and as of March 31, 2015, we have six remaining in our fleet, and an additional five classified as held for sale.
We performed impairment testing on all the mechanical and lower horsepower drilling rigs in our fleet as of December 31, 2014, which resulted in a total impairment of $71.0 million to reduce the carrying value of these assets to their estimated fair values. We also performed an impairment test on our drilling rigs in Colombia as of December 31, 2014. Our net book value in these rigs was $87.5 million and our analysis indicated that the carrying value of these assets was recoverable and thus there was no impairment present at December 31, 2014. Our assessment of the current market conditions, our projected financial performance and the industry outlook has led us to conclude that no major changes have occurred that would warrant further impairment testing as of March 31, 2015.
In order to estimate our future undiscounted cash flows from the use and eventual disposition of these assets, we incorporated probabilities of selling these rigs in the near term, versus working them at a significantly reduced expected rate of utilization through the end of their remaining useful lives. The most significant assumptions used in our analysis are the expected margin per day and utilization, as well as the estimated proceeds upon any future sale or disposal of the rig. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. If the demand for our drilling services remains at current levels or declines further and any of our rigs become idle for an extended amount of time, including our rigs in Colombia for which the current term contract is set to expire by mid-2015, then our estimated cash flows may further decrease, and the probability of a near term sale may increase. If any of the foregoing were to occur, we may incur additional impairment charges.
3.     Debt
Our debt consists of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Senior secured revolving credit facility	$130,000	$155,000
Senior notes	300,000	300,000
Other	—	80
	430,000	455,080
Less current portion	—	(27)
	$430,000	$455,053
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

As of April 27, 2015, we had $110.0 million outstanding under our Revolving Credit Facility and $18.5 million in committed letters of credit, which resulted in borrowing availability of $221.5 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. At March 31, 2015, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 1.9 to 1.0, our senior consolidated leverage ratio was 0.6 to 1.0, and our interest coverage ratio was 7.3 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At March 31, 2015, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Senior Notes
In March 2010 and November 2011, we issued an aggregate $425 million of unregistered senior notes with a coupon interest rate of 9.875% that were set to mature in 2018 (the “2010 and 2011 Senior Notes”). The net proceeds from the 2010 issuance were used to repay a portion of the borrowings outstanding under our Revolving Credit Facility and a portion of the net proceeds from the 2011 issuance were used to fund the acquisition of the coiled tubing business in December 2011. In order to reduce our overall interest expense and lengthen the overall maturity of our senior indebtedness, during 2014, we redeemed all of our outstanding 2010 and 2011 Senior Notes, funded primarily by proceeds from the issuance of our 2014 Senior Notes and additional borrowings under our Revolving Credit Facility, as well as some cash on hand.
In March 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “2014 Senior Notes”). The 2014 Senior Notes were sold at 100% of their face value. After deductions were made for the $6.1 million for underwriters’ fees and other debt offering costs, we received $293.9 million of net proceeds which were used to fund the repayment of $300 million of aggregate principal amount of 2010 and 2011

Senior Notes in March and May 2014. During the three months ended March 31, 2014, we recognized a loss on debt extinguishment of $7.9 million for the redemption of $99.5 million of 2010 and 2011 Senior Notes in March 2014, which included redemption premiums of $5.5 million, $1.2 million of net unamortized discount and $1.2 million of unamortized debt issuance costs.
The 2014 Senior Notes will mature on March 15, 2022 with interest due semi-annually in arrears on March 15 and September 15 of each year. We have the option to redeem the 2014 Senior Notes, in whole or in part, at any time on or after March 15, 2017 in each case at the redemption price specified in the Indenture dated March 18, 2014 (the Indenture) plus any accrued and unpaid interest and any additional interest (as defined in the Indenture) thereon to the date of redemption. Prior to March 15, 2017, we may also redeem the 2014 Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the 2014 Indenture, plus any accrued and unpaid interest and any additional interest thereon to the date of redemption. In addition, prior to March 15, 2017, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the 2014 Senior Notes remains outstanding after the occurrence of such redemption and that the redemption occurs within 120 days of the date of the closing of such equity offering.
In accordance with a registration rights agreement with the holders of our 2014 Senior Notes, we filed an exchange offer registration statement on Form S-4 with the Securities and Exchange Commission that became effective on October 2, 2014. The exchange offer registration statement enabled the holders of our Senior Notes to exchange their senior notes for publicly registered notes with substantially identical terms. References to the “Senior Notes” herein include the senior notes issued in the exchange offer.
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
Capitalized debt costs related to the issuance of our long-term debt were $9.4 million and $9.8 million as of March 31, 2015 and December 31, 2014, respectively. We recognized $0.4 million and $0.6 million of associated amortization during the three months ended March 31, 2015 and 2014, respectively.

4.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At March 31, 2015 and December 31, 2014, our financial instruments consist primarily of cash, trade and other receivables, trade payables and long-term debt. The carrying value of cash, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$430,000	$366,634	$455,080	$415,785

5.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Basic
Net loss	$(12,019)	$(2,579)

Weighted-average shares	63,991	62,542

Loss per common share—Basic	$(0.19)	$(0.04)

Diluted
Net loss	$(12,019)	$(2,579)

Weighted-average shares
Outstanding	63,991	62,542
Diluted effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—
	63,991	62,542

Loss per common share—Diluted	$(0.19)	$(0.04)
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 5,104,618 and 4,146,460 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

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
The following table summarizes the compensation expense recognized for stock option, restricted stock and restricted stock unit awards during the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three months ended March 31,
	2015	2014
Stock option awards	$264	$343
Restricted stock awards	124	153
Restricted stock unit awards	17	1,360
	$405	$1,856
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Expected volatility	64%	66%
Risk-free interest rates	1.4%	1.7%
Expected life in years	5.52	5.49
Options granted	341,638	221,440
Grant-date fair value	$2.31	$4.87
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
During the three months ended March 31, 2015 and 2014, 156,500 and 46,900 stock options were exercised at a weighted-average exercise price of $3.84 and $5.90, respectively. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, we reported all excess tax benefits resulting from the exercise of stock options as financing cash flows in our condensed consolidated statement of cash flows.

Restricted Stock
Historically, we have generally granted restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. However, beginning in 2013, we began granting restricted stock awards with a vesting period of one year. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. We did not grant any restricted stock awards during the three months ended March 31, 2015 or 2014.
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
The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Time-based RSUs:
Time-based RSUs granted	151,919	347,335
Weighted-average grant-date fair value	$4.08	$8.44

Performance-based RSUs:
Performance-based RSUs granted	294,666	321,606
Weighted-average grant-date fair value	$4.49	$9.90
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
Approximately one-third of the performance-based RSUs granted during 2012 and 2013, and half of the performance-based RSUs granted during 2014 and 2015, are subject to a market condition based on relative total shareholder return, as compared to that of our predetermined peer group, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued. The remaining performance-based RSUs are subject to performance conditions, based on our EBITDA and return on capital employed, relative to our predetermined peer group, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.
In April 2015, we determined that 64.1% of the target number of shares granted during 2012 were actually earned based on the Company’s achievement of certain performance measures, as compared to the predefined peer group, over the performance period from January 1, 2012 through December 31, 2014. The performance-based RSUs granted during 2012 vested and were converted to common stock at the end of April 2015. As of March 31, 2015, we estimated that our actual achievement level for the performance-based RSUs granted during 2013, 2014 and 2015 will be approximately 80%, 100% and 100% of the predetermined performance conditions, respectively.

7.	Segment Information
We have two operating segments referred to as the Drilling Services Segment and the Production Services Segment which is the basis management uses for making operating decisions and assessing performance.
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies through our four drilling divisions in the US, and internationally in Colombia.
As of March 31, 2015, the drilling rigs in our fleet, excluding rigs classified as held for sale, are assigned to the following divisions:

Drilling Division	Rig Count
South Texas	10
West Texas	5
North Dakota	10
Appalachia	4
Colombia	8
37
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services and coiled tubing services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of March 31, 2015, we have a fleet of 119 well servicing rigs, consisting of 108 rigs with 550 horsepower and 11 rigs with 600 horsepower, 126 wireline units and 17 coiled tubing units.
The following tables set forth certain financial information for our two operating segments and corporate as of and for the three months ending March 31, 2015 and 2014 (amounts in thousands):

	As of and for the three months ended March 31, 2015
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$697,248	$380,036	$46,566	$1,123,850
Revenues	$98,415	$95,399	$—	$193,814
Operating costs	63,455	68,742	—	132,197
Segment margin	$34,960	$26,657	$—	$61,617
Depreciation and amortization	$23,600	$17,833	$349	$41,782
Capital expenditures	$33,056	$15,457	$303	$48,816

	As of and for the three months ended March 31, 2014
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$780,786	$403,923	$241,668	$1,426,377
Revenues	$117,957	$121,077	$—	$239,034
Operating costs	76,338	77,752	—	154,090
Segment margin	$41,619	$43,325	$—	$84,944
Depreciation and amortization	$29,239	$16,019	$268	$45,526
Capital expenditures	$21,256	$15,343	$318	$36,917

The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three months ended March 31,
	2015	2014
Segment margin	$61,617	$84,944
Depreciation and amortization	(41,782)	(45,526)
General and administrative	(21,860)	(24,483)
Bad debt recovery	(319)	124
Impairment charges	(5,990)	—
Gain on litigation	—	2,876
Income from operations	$(8,334)	$17,935
The following table sets forth certain financial information for our international operations in Colombia as of and for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	As of and for the three months ended March 31,
	2015	2014
Identifiable assets	$135,184	$153,158
Revenues	$19,961	$22,164
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

8.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $39.0 million relating to our performance under these bonds as of March 31, 2015.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of March 31, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	29,518	(2,789)	8,949	—	$35,678
Receivables, net of allowance	1,498	135,621	35,130	(765)	171,484
Intercompany receivable (payable)	(24,836)	51,588	(26,752)	—	—
Deferred income taxes	643	6,507	1,379	—	8,529
Inventory	—	6,741	6,945	—	13,686
Assets held for sale	—	4,606	—	—	4,606
Prepaid expenses and other current assets	975	4,917	1,518	—	7,410
Total current assets	7,798	207,191	27,169	(765)	241,393
Net property and equipment	4,134	750,412	85,711	(750)	839,507
Investment in subsidiaries	780,143	112,204	—	(892,347)	—
Intangible assets, net of accumulated amortization	—	22,238	—	—	22,238
Noncurrent deferred income taxes	116,290	—	2,662	(116,290)	2,662
Other long-term assets	9,871	1,796	6,383	—	18,050
Total assets	$918,236	$1,093,841	$121,925	$(1,010,152)	$1,123,850
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721	$44,009	$3,243	—	$47,973
Current portion of long-term debt	—	—	—	—	—
Deferred revenues	—	33,920	—	—	33,920
Accrued expenses	3,263	52,664	6,282	(765)	61,444
Total current liabilities	3,984	130,593	9,525	(765)	143,337
Long-term debt, less current portion	430,000	—	—	—	430,000
Noncurrent deferred income taxes	(313)	178,827	—	(116,290)	62,224
Other long-term liabilities	733	4,278	196	—	5,207
Total liabilities	434,404	313,698	9,721	(117,055)	640,768
Total shareholders’ equity	483,832	780,143	112,204	(893,097)	483,082
Total liabilities and shareholders’ equity	$918,236	$1,093,841	$121,925	$(1,010,152)	$1,123,850

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,688	$(5,516)	$12,752	$—	$34,924
Receivables, net of allowance	1,641	151,048	37,512	—	190,201
Intercompany receivable (payable)	(24,836)	55,567	(30,728)	(3)	—
Deferred income taxes	1,827	8,196	975	—	10,998
Inventory	—	7,208	6,909	—	14,117
Assets held for sale	—	9,909	—	—	9,909
Prepaid expenses and other current assets	1,217	6,554	1,154	—	8,925
Total current assets	7,537	232,966	28,574	(3)	269,074
Net property and equipment	4,179	763,994	89,118	(750)	856,541
Investment in subsidiaries	830,185	116,799	—	(946,984)	—
Intangible assets, net of accumulated amortization	—	24,223	—	—	24,223
Noncurrent deferred income taxes	111,286	—	2,753	(111,286)	2,753
Other long-term assets	10,122	1,955	6,921	—	18,998
Total assets	$963,309	$1,139,937	$127,366	$(1,059,023)	$1,171,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735	$57,910	$5,660	$—	$64,305
Current portion of long-term debt	—	27	—	—	27
Deferred revenues	—	3,315	—	—	3,315
Accrued expenses	11,109	64,063	4,376	(3)	79,545
Total current liabilities	11,844	125,315	10,036	(3)	147,192
Long-term debt, less current portion	455,000	53	—	—	455,053
Noncurrent deferred income taxes	138	180,726	—	(111,286)	69,578
Other long-term liabilities	513	3,658	531	—	4,702
Total liabilities	467,495	309,752	10,567	(111,289)	676,525
Total shareholders’ equity	495,814	830,185	116,799	(947,734)	495,064
Total liabilities and shareholders’ equity	$963,309	$1,139,937	$127,366	$(1,059,023)	$1,171,589

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$173,853	$19,961	$—	$193,814
Costs and expenses:
Operating costs	—	116,672	15,525	—	132,197
Depreciation and amortization	349	37,677	3,756	—	41,782
General and administrative	5,075	16,255	668	(138)	21,860
Bad debt expense (recovery)	—	319	—	—	319
Impairment charges	—	5,990	—	—	5,990
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	5,424	175,698	21,164	(138)	202,148
Income (loss) from operations	(5,424)	(1,845)	(1,203)	138	(8,334)
Other income (expense):
Equity in earnings of subsidiaries	(5,463)	(4,589)	—	10,052	—
Interest expense, net of interest capitalized	(5,455)	(4)	4	—	(5,455)
Other	9	452	(3,003)	(138)	(2,680)
Total other (expense) income	(10,909)	(4,141)	(2,999)	9,914	(8,135)
Income (loss) before income taxes	(16,333)	(5,986)	(4,202)	10,052	(16,469)
Income tax (expense) benefit	4,314	523	(387)	—	4,450
Net income (loss)	$(12,019)	$(5,463)	$(4,589)	$10,052	$(12,019)

	Three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$216,870	$22,164	$—	$239,034
Costs and expenses:
Operating costs	—	139,487	14,603	—	154,090
Depreciation and amortization	269	41,864	3,393	—	45,526
General and administrative	6,735	17,198	688	(138)	24,483
Bad debt expense (recovery)	—	(124)	—	—	(124)
Gain on litigation	(2,876)	—	—	—	(2,876)
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	4,128	197,210	19,899	(138)	221,099
Income (loss) from operations	(4,128)	19,660	2,265	138	17,935
Other income (expense):
Equity in earnings of subsidiaries	12,885	575	—	(13,460)	—
Interest expense, net of interest capitalized	(12,399)	7	4	—	(12,388)
Loss on extinguishment of debt	(7,887)	—	—	—	(7,887)
Other	3	671	(738)	(138)	(202)
Total other (expense) income	(7,398)	1,253	(734)	(13,598)	(20,477)
Income (loss) before income taxes	(11,526)	20,913	1,531	(13,460)	(2,542)
Income tax (expense) benefit	8,947	(8,028)	(956)	—	(37)
Net income (loss)	$(2,579)	$12,885	$575	$(13,460)	$(2,579)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$26,802	$41,146	$(3,067)	$64,881
Cash flows from investing activities:
Purchases of property and equipment	(268)	(44,667)	(740)	(45,675)
Proceeds from sale of property and equipment	22	6,250	4	6,276
Proceeds from insurance recoveries	37	—	—	37
	(209)	(38,417)	(736)	(39,362)
Cash flows from financing activities:
Debt repayments	(25,000)	(2)	—	(25,002)
Debt issuance costs	(5)	—	—	(5)
Proceeds from exercise of options	601	—	—	601
Purchase of treasury stock	(359)	—	—	(359)
	(24,763)	(2)	—	(24,765)
Net increase (decrease) in cash and cash equivalents	1,830	2,727	(3,803)	754
Beginning cash and cash equivalents	27,688	(5,516)	12,752	34,924
Ending cash and cash equivalents	$29,518	$(2,789)	$8,949	$35,678

	Three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$4,044	$16,734	$20,457	$41,235
Cash flows from investing activities:
Purchases of property and equipment	(212)	(24,300)	(7,162)	(31,674)
Proceeds from sale of property and equipment	—	5,394	122	5,516
	(212)	(18,906)	(7,040)	(26,158)
Cash flows from financing activities:
Debt repayments	(119,472)	(6)	—	(119,478)
Proceeds from issuance of debt	320,000	—	—	320,000
Debt issuance costs	(6,138)	—	—	(6,138)
Change in restricted cash	(210,401)	—	—	(210,401)
Tender premium costs	(5,479)	—	—	(5,479)
Proceeds from exercise of options	277	—	—	277
Purchase of treasury stock	(433)	—	—	(433)
	(21,646)	(6)	—	(21,652)
Net increase (decrease) in cash and cash equivalents	(17,814)	(2,178)	13,417	(6,575)
Beginning cash and cash equivalents	28,368	(2,059)	1,076	27,385
Ending cash and cash equivalents	$10,554	$(4,237)	$14,493	$20,810

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, decisions about exploration and development projects to be made by oil and gas exploration and production companies, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, future compliance with covenants under our senior secured revolving credit facility and our senior notes, operating hazards inherent in our operations, the supply of marketable drilling rigs, well servicing rigs, coiled tubing and wireline units within the industry, the continued availability of drilling rig, well servicing rig, coiled tubing and wireline unit components, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or in our Annual Report on Form 10-K for the year ended December 31, 2014 could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
Company Overview
Pioneer Energy Services Corp. (formerly called "Pioneer Drilling Company") was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Since September 1999, we have significantly expanded our drilling rig fleet through acquisitions and through the construction of rigs from new and used components. In March 2008, we acquired two production services companies which significantly expanded our service offerings to include well servicing and wireline services. Through these business acquisitions, we also obtained fishing and rental services operations, which were subsequently sold on September 17, 2014. We also acquired a coiled tubing services business at the end of 2011, to expand our existing production services offerings. We have continued to invest in the growth of all our core service offerings through acquisitions and organic growth.
Pioneer Energy Services Corp. provides drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies throughout much of the onshore oil and gas producing regions of the United States and internationally in Colombia. We also provide two of our services (coiled tubing and wireline services) offshore in the Gulf of Mexico. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well site and enable us to meet multiple needs of our clients.

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

•
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies through our four drilling divisions in the US, and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with existing or potential clients. Our drilling contracts generally provide for compensation on either a daywork or turnkey basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed.

Since October 2014, domestic and international oil prices have declined significantly which resulted in a downturn in our industry. Mechanical and lower horsepower drilling rigs are the most impacted by the industry downturn and are typically the first rigs to become idle. During the first quarter of 2015, we sold 20 of our mechanical and lower horsepower electric rigs, and as of March 31, 2015, we have six remaining in our fleet, and an additional five classified as held for sale.
In April 2015, we deployed our first of five new-build 1,500 horsepower AC drilling rigs. We expect to deploy three new-build rigs in the third quarter and the final rig by the end of the year. Four of the new-build drilling rigs are under multi-year term contracts. The multi-year contract that was initially assigned to the fifth new-build drilling rig has been transferred to an existing AC rig in the Bakken that has a contract expiring in November 2015, thereby allowing us to market the fifth new-build rig to a new client in the Eagle Ford or Permian.
Excluding the rigs which we expect to sell in the near-term and considering the five new-build drilling rigs, we expect to end 2015 with a drilling fleet of 42 rigs, of which over 95% will be capable of drilling horizontally and over 90% purchased or built new within the last 15 years. The removal of older less capable rigs from our fleet and the recent and ongoing investments in the construction of new-builds is transforming our fleet into a young and highly capable fleet focused on the horizontal drilling market. We believe this positions us well to increase our market share in the significant shale basins in the US and to improve our profitability.
As of March 31, 2015, the drilling rigs in our fleet, excluding rigs classified as held for sale, are assigned to the following divisions:

Drilling Division	Rig Count
South Texas	10
West Texas	5
North Dakota	10
Appalachia	4
Colombia	8
37
As of March 31, 2015, 25 of our 37 drilling rigs are earning revenues under drilling contracts, 19 of which are earning under term contracts. Four of our drilling rigs in Colombia are currently working under term contracts that extend through mid-2015 and we are actively marketing our other four rigs to various operators in Colombia to diversify our client base.
In response to the dramatic decline in oil prices during recent months, term contracts for 16 of our drilling rigs have been early terminated, including nine of our 19 drilling rigs that are currently earning revenues under term contracts, resulting in approximately $53.1 million of early termination revenues. Revenues derived from these early terminations are deferred and recognized over the remainder of the original term of the drilling contracts. We recognized $11.3 million of revenue for early termination payments in the first quarter of 2015 and $0.3 million in the fourth quarter of 2014.

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services and coiled tubing services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of March 31, 2015, we have a fleet of 108 rigs with 550 horsepower and 11 rigs with 600 horsepower with operations in 11 locations, mostly in the Gulf Coast states, as well as in Arkansas and North Dakota.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. To complete a well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of March 31, 2015, we have a fleet of 126 wireline units in 24 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of March 31, 2015, our coiled tubing business consists of 12 onshore and five offshore coiled tubing units which are deployed through three locations in Texas and Louisiana.

Pioneer Energy Services Corp.'s corporate office is located at 1250 NE Loop 410, Suite 1000, San Antonio, Texas 78209. Our phone number is (855) 884-0575 and our website address is www.pioneeres.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this report or otherwise made part of this report.
Market Conditions in Our Industry
Demand for oilfield services offered by our industry is a function of our clients’ willingness to make operating expenditures and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected oil and natural gas prices.
In recent years, generally increasing oil prices drove industry equipment utilization and revenue rates up, particularly in oil-producing regions and certain shale regions. Even though advancements in technology have improved the efficiency of drilling rigs, demand remained steady, particularly for drilling rigs that are able to drill horizontally. Beginning in October 2014, domestic and international oil prices have significantly declined. If oil prices continue to decline, or if oil and natural gas prices remain at current levels for an extended period of time, then industry equipment utilization and revenue rates could further decrease, both domestically and in Colombia.

While drilling and production services have historically trended similarly in response to fluctuations in commodity prices, because exploration and production companies often adjust their budgets for exploratory drilling first in response to a shift in commodity prices, the demand for drilling services is generally impacted first and to a greater extent than the demand for production services which is more dependent on ongoing expenditures that are necessary to maintain production. We expect an increase in pricing pressure and a highly competitive production services environment in 2015, but we believe our high-quality equipment and services are well positioned to compete.
Our business is influenced substantially by both operating and capital expenditures by exploration and production companies. Exploration and production spending is generally categorized as either a capital expenditure or an operating expenditure.
Capital expenditures by oil and gas exploration and production companies tend to be relatively sensitive to volatility in oil or natural gas prices because project decisions are tied to a return on investment spanning a number of months or years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate over the amount of time necessary to plan and execute a capital expenditure project (such as a drilling program for a number of wells in a certain area). When commodity prices are depressed for longer periods of time, capital expenditure projects are routinely deferred until prices are forecasted to return to an acceptable level.
In contrast, both mandatory and discretionary operating expenditures are more stable than capital expenditures for exploration as these expenditures are less sensitive to commodity price volatility. Mandatory operating expenditure projects involve activities that cannot be avoided in the short term, such as regulatory compliance, safety, contractual obligations and certain projects to maintain the well and related infrastructure in operating condition. Discretionary operating expenditure projects may not be critical to the short-term viability of a lease or field and are generally evaluated according to a simple short-term payout criterion that is less dependent on commodity price forecasts.
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
For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
Strategy
In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business which we operate in the most attractive drilling markets throughout the United States and in Colombia. Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing clients, expand our client base in the areas where we currently operate and further enhance our geographic diversification through selective expansion. The key elements of this long-term strategy are focused on our:

•
Competitive Position in the Most Attractive Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production, and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. We are currently operating in the Bakken, Marcellus and Eagle Ford shales and the Permian Basin. All of the ten drilling rigs we constructed in 2011 to 2013 are currently operating in domestic shale and unconventional plays and we expect to deploy a total of five new-build drilling rigs in 2015 to these regions as well. Additionally, we have added significant capacity in recent years to our production services fleets, which we believe are well positioned to further capitalize on shale development.

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

•
International Presence. In 2007, we began operating in Colombia after a comprehensive review of international opportunities wherein we determined that Colombia offered an attractive mix of favorable business conditions, political stability, and a long-term commitment to expanding national oil and gas production. Four of our drilling rigs in Colombia are currently working under term contracts that extend through mid-2015 and we are actively marketing our other four rigs to various operators in Colombia to diversify our client base.

•
Growth Through Select Capital Deployment. We have historically invested in the growth of our business by strategically upgrading our existing assets and disposing of assets which use older technology, selectively engaging in new-build opportunities, and through selective acquisitions. We have continued to make significant investments in the growth of our business over the past several years. We acquired a coiled tubing services business to expand our existing production services offerings at the end of 2011. Since the beginning of 2010, we have added significant capacity to our other production services fleets through the addition of 63 wireline units, 45 well servicing rigs and we have constructed ten AC drilling rigs, all of which are currently operating in domestic shale or unconventional plays. In April, we delivered the first of five new-build AC rigs, all of which we expect to deliver and begin operating by the end of 2015. Excluding the rigs which we expect to sell in the near-term and considering the five new-build drilling rigs, we expect to end 2015 with a drilling fleet of 42 rigs, of which over 95% will be capable of drilling horizontally and over 90% purchased or built new within the last 15 years. The removal of older less capable rigs from our fleet and the recent and ongoing investments in the construction of new-builds is transforming our fleet into a young and highly capable fleet focused on the horizontal drilling market. We believe this positions us well to increase our market share in the significant shale basins in the US and to improve our profitability.
With the recent decline in oil prices and the expected reductions in our rig utilization and revenue rates in 2015, our near-term focus is to maintain a strong balance sheet and ample liquidity. Management efforts are focused on stringent cost control measures, the liquidation of nonstrategic or under-performing assets and continued emphasis on the execution and performance of our core businesses. We are currently executing limited organic growth through select fleet additions which were ordered prior to the recent decline in oil prices. We believe these near-term goals will position us to take advantage of future business opportunities and continue our long-term growth strategy.
Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $35.7 million as of March 31, 2015), cash generated from operations, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2012, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of March 31, 2015, the entire $300 million under the shelf registration statement is available for equity or debt offerings. Before the registration statement's expiration in June 2015, we intend to file a new registration statement that permits us to sell equity or debt in one or more offerings up to a total of $300 million. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.
In March 2010 and November 2011, we issued an aggregate $425 million of unregistered senior notes with a coupon interest rate of 9.875% that were set to mature in 2018 (the “2010 and 2011 Senior Notes”). The net proceeds from the 2010 issuance were used to repay a portion of the borrowings outstanding under our Revolving Credit Facility and a portion of the net proceeds from the 2011 issuance were used to fund the acquisition of the coiled tubing business in December 2011.
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
Our Revolving Credit Facility, as amended on September 22, 2014, provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $350 million, all of which matures in September 2019. In addition, at our request, and with the lenders' consent, the aggregate commitments of the lenders under the Revolving Credit Facility may be increased up to an additional $100 million provided that no default exists, all representations and warranties are true and correct, and compliance with financial covenants as set forth in the Revolving Credit Facility is met immediately prior to and after giving effect thereto. As of April 27, 2015, we had $110 million outstanding under our Revolving Credit Facility and $18.5 million in committed letters of credit, which resulted in borrowing availability of $221.5 million under our Revolving Credit Facility. There are no limitations on our ability to access this borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.

We currently expect that cash and cash equivalents, cash generated from operations, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
During the three months ended March 31, 2015, we spent $45.7 million on purchases of property and equipment and placed into service property and equipment of $48.8 million. Currently, we expect to spend approximately $165 million to $180 million on capital expenditures during 2015. We expect the total capital expenditures for 2015 will be allocated approximately 70% for our Drilling Services Segment and approximately 30% for our Production Services Segment. Our planned capital expenditures for the year ending December 31, 2015 include the remaining payments for five new-build drilling rigs, nine well servicing rigs, eight wireline units, routine capital expenditures and certain drilling equipment which was ordered in 2014 but requires long lead-time orders.
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
Working Capital
Our working capital was $98.1 million at March 31, 2015, compared to $121.9 million at December 31, 2014. Our current ratio, which we calculate by dividing current assets by current liabilities, was 1.7 at March 31, 2015 compared to 1.8 at December 31, 2014.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements could increase during periods when new-build rig construction projects are in progress or when higher percentages of our drilling contracts are turnkey contracts.

The changes in the components of our working capital were as follows (amounts in thousands):

	March 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$35,678	$34,924	$754
Receivables:
Trade, net of allowance for doubtful accounts	104,649	136,161	(31,512)
Unbilled receivables	29,957	38,002	(8,045)
Insurance recoveries	15,576	10,900	4,676
Other receivables	21,302	5,138	16,164
Deferred income taxes	8,529	10,998	(2,469)
Inventory	13,686	14,117	(431)
Assets held for sale	4,606	9,909	(5,303)
Prepaid expenses and other current assets	7,410	8,925	(1,515)
Current assets	241,393	269,074	(27,681)
Accounts payable	47,973	64,305	(16,332)
Current portion of long-term debt	—	27	(27)
Deferred revenues	33,920	3,315	30,605
Accrued expenses:
Payroll and related employee costs	22,805	40,058	(17,253)
Insurance premiums and deductibles	12,264	12,829	(565)
Insurance claims and settlements	15,576	10,900	4,676
Interest	821	5,432	(4,611)
Other	9,978	10,326	(348)
Current liabilities	143,337	147,192	(3,855)
Working capital	$98,056	$121,882	$(23,826)
The increase in cash and cash equivalents during the three months ended March 31, 2015 is primarily due to $64.9 million of cash provided by operating activities and $6.3 million of proceeds from the sale of assets, partially offset by $45.7 million used for purchases of property and equipment and $24.8 million of cash used in our financing activities.
The net decrease in our total trade and unbilled receivables as of March 31, 2015 as compared to December 31, 2014 is primarily the result of the decrease in consolidated revenues of $89.3 million, or 32%, for the quarter ended March 31, 2015 as compared to the quarter ended December 31, 2014.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expenses as of March 31, 2015 as compared to December 31, 2014 is primarily due to an increase in our insurance company's reserve for workers' compensation claims in excess of our deductibles.
The increase in other receivables as of March 31, 2015 as compared to December 31, 2014 is primarily due to $17.2 million of receivables representing net proceeds from the sales of certain drilling rigs and other drilling equipment which were sold during the first quarter of 2015.
The decrease in current deferred income taxes as of March 31, 2015 as compared to December 31, 2014 is primarily due to a reduction in the current deferred tax assets for our annual bonus accruals which were paid in the first quarter of 2015.
As of March 31, 2015, our condensed consolidated balance sheet reflects assets held for sale of $4.6 million, which represents the fair value of five drilling rigs, six wireline units and one real estate property.
The decrease in prepaid expenses and other assets as of March 31, 2015 as compared to December 31, 2014 is primarily due a decrease in prepaid insurance costs because most of the insurance premiums are paid in late October of each year, and therefore we had amortization of five months of these October premiums at March 31, 2015, as compared to two months at December 31, 2014.
The decrease in accounts payable as of March 31, 2015 as compared to December 31, 2014 is primarily due to the 29% decrease in our operating costs for the quarter ended March 31, 2015 as compared to the quarter ended December 31, 2014, partially offset by an increase in our accruals for capital expenditures as of March 31, 2015 as compared to December 31, 2014,
The increase in deferred revenues as of March 31, 2015 as compared to December 31, 2014 is primarily related to deferred revenue for early termination payments of $32.7 million. Revenue derived from rigs placed on standby or from the early termination of long-term drilling contracts are deferred and recognized as the amounts become fixed and determinable, over the remainder of the original term or when the rig is sold.
The decrease in accrued payroll and employee related costs as of March 31, 2015 as compared to December 31, 2014 is primarily due to the payment of our 2014 annual bonuses in February 2015, which were fully accrued at December 31, 2014, and a reduction in payroll costs due to a 30% reduction in headcount during the first quarter of 2015.
The decrease in accrued interest expense as of March 31, 2015 as compared to December 31, 2014 is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15.
Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at March 31, 2015 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$430,000	$—	$—	$130,000	$300,000
Interest on debt	142,770	21,534	43,068	41,418	36,750
Purchase commitments	79,661	72,261	7,400	—	—
Operating leases	14,803	4,308	6,034	3,224	1,237
Incentive compensation and severance	17,900	6,734	9,291	1,875	—
Total	$685,134	$104,837	$65,793	$176,517	$337,987
At March 31, 2015, debt obligations consist of $300 million of principal amount outstanding under our Senior Notes and $130.0 million outstanding under our Revolving Credit Facility. The $130.0 million outstanding under our Revolving Credit Facility is due at maturity on September 22, 2019. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient, and have made additional debt repayments of $20 million during April 2015. The $300 million principal amount outstanding under our 2014 Senior Notes will mature on March 15, 2022.
Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 2.4% interest rate that was in effect at March 31, 2015, and (2) the outstanding balance of $130.0 million at March 31, 2015 to be paid at maturity on September 22, 2019. Interest payment obligations on our 2014 Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year.
Purchase commitments primarily relate to components ordered for our new-build drilling rigs, purchases of other new equipment and equipment upgrades. The total estimated cost, excluding capitalized interest, for the five new-build drilling rigs is approximately $125 million, of which $62.0 million has already been incurred, and $44.0 million of which is reflected in the purchase commitments table above. In addition, $26.4 million of the purchase commitments in the table above represent obligations for well servicing rigs and other drilling equipment that were ordered during 2014, but which require long lead-time orders.
Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.

Incentive compensation is payable to our employees, generally contingent upon their continued employment through the date of each respective award's payout.
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the $350 million borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. At March 31, 2015, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 1.9 to 1.0, our senior consolidated leverage ratio was 0.6 to 1.0, and our interest coverage ratio was 7.3 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

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
At March 31, 2015, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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

In addition to the financial covenants under our Revolving Credit Facility, the Indenture governing our Senior Notes also contains certain restrictions which generally restrict our ability to:

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
Our Senior Notes are not subject to any sinking fund requirements. As of March 31, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three months ended March 31, 2015 and 2014 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended March 31,
	2015	2014
Drilling Services Segment:
Revenues	$98,415	$117,957
Operating costs	63,455	76,338
Drilling Services Segment margin	$34,960	$41,619

Average number of drilling rigs	46.2	62.0
Utilization rate	83%	83%
Revenue days	3,457	4,631

Average revenues per day	$28,468	$25,471
Average operating costs per day	18,356	16,484
Drilling Services Segment margin per day	$10,112	$8,987

Production Services Segment:
Revenues	$95,399	$121,077
Operating costs	68,742	77,752
Production Services Segment margin	$26,657	$43,325

Combined:
Revenues	$193,814	$239,034
Operating costs	132,197	154,090
Combined margin	$61,617	$84,944

Adjusted EBITDA	$36,758	$63,259
Drilling Services Segment margin represents contract drilling revenues less contract drilling operating costs. Production Services Segment margin represents production services revenue less production services operating costs. We believe that Drilling Services Segment margin and Production Services Segment margin are useful measures for evaluating financial performance, although they are not measures of financial performance under GAAP. However, Drilling Services Segment margin and Production Services Segment margin are common measures of operating performance used by investors, financial analysts, rating agencies and Pioneer Energy Services Corp.'s management. Drilling Services Segment margin and Production Services Segment margin as presented may not be comparable to other similarly titled measures reported by other companies.
Adjusted EBITDA represents income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, loss on extinguishment of debt and impairments. We use this non-GAAP measure, together with our GAAP financial metrics, to assess our financial performance and evaluate our overall progress towards meeting our long-term financial objectives. We believe that this measure is useful to investors and analysts in allowing for greater transparency of our operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. Adjusted EBITDA may not be comparable to other similarly titled measures reported by other companies.

A reconciliation of combined Drilling Services Segment margin and Production Services Segment margin to net income (loss), as reported, and a reconciliation of Adjusted EBITDA to net income (loss), as reported, are set forth in the following table.

	Three months ended March 31,
	2015	2014
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net loss:
Combined margin	$61,617	$84,944
General and administrative	(21,860)	(24,483)
Bad debt recovery	(319)	124
Gain on settlement of litigation	—	2,876
Other expense	(2,680)	(202)
Adjusted EBITDA	36,758	63,259
Depreciation and amortization	(41,782)	(45,526)
Impairment charges	(5,990)	—
Interest expense	(5,455)	(12,388)
Loss on extinguishment of debt	—	(7,887)
Income tax (expense) benefit	4,450	(37)
Net loss	$(12,019)	$(2,579)
Both our Drilling Services and Production Services Segments experienced a decline in activity during the three months ended March 31, 2015, as compared to the corresponding period in 2014, due to the recent downturn in our industry. Our combined margin decreased for the three months ended March 31, 2015 as compared to the corresponding period in 2014, primarily as a result of decreased activity for all our service offerings and pricing pressure in our Production Services Segment, which was partially offset by an increase in average margin per day in our Drilling Services Segment from the benefit of rigs which were earning but not working during the period and due to the removal of 25 mechanical and lower horsepower electric drilling rigs from our fleet which generally earned lower margins per day.
Our Drilling Services Segment’s revenues decreased by $19.5 million, or 17%, for the three months ended March 31, 2015 as compared to the corresponding period in 2014, resulting primarily from a decrease in revenue days of 25%, partially offset by an increase in average revenues per day of 12%, or $2,997 per day. Our Drilling Services Segment’s operating costs decreased by $12.9 million, or 17%, for the three months ended March 31, 2015 as compared to the corresponding period in 2014, primarily resulting from a decrease in revenue days, partially offset by higher average operating costs per day. Revenue days decreased primarily due to the decrease in demand in our industry which led us to remove 25 mechanical and lower horsepower electric drilling rigs from our fleet. We sold 20 of these drilling rigs during the first quarter of 2015 and have five classified as held for sale at March 31, 2015.
Our average revenues per day increased by 12% or $2,997 per day, while our average operating costs per day increased by 11% or $1,872 per day, for the three months ended March 31, 2015, as compared to the corresponding period in 2014. Our average revenues per day increased primarily because the drilling rigs which we removed from our fleet, as described above, were generally earning lower average revenues per day as compared to the rest of our fleet. Our average revenues and operating costs per day also increased because our Colombian operations represented a larger portion of our total drilling activity for the three months ended March 31, 2015 as compared to the corresponding period in 2014, where our revenues and operating costs per day are higher. The overall increase in operating costs per day is partially offset by reduced costs from drilling rigs which were early terminated and are thus earning revenues while not incurring operating costs.
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

During the three months ended March 31, 2015 and 2014, we completed 14 and 11 turnkey contracts, respectively, representing 6% and 3% of our total drilling revenues for each respective period.
Our Production Services Segment's revenues decreased by $25.7 million, or 21%, for the three months ended March 31, 2015, as compared to the corresponding period in 2014, while operating costs decreased by $9.0 million, or 12%. The decreases in our Production Services Segment's revenues and operating costs are primarily a result of the decreased demand for our services in response to the downturn in our industry which has resulted in decreased activity and increased pricing pressure for all our service offerings, and especially our wireline services operations. The number of wireline jobs we completed decreased by 28% for the three months ended March 31, 2015, as compared to the corresponding period in 2014. The total rig hours for our well servicing fleet decreased by 11%, for the three months ended March 31, 2015, as compared to the corresponding period in 2014. Our coiled tubing utilization decreased to 35% for the three months ended March 31, 2015 from 50% during the corresponding period in 2014. The decreases in revenues due to reduced utilization in all three business lines was partially offset by a greater mix of higher priced jobs performed in our wireline and coiled tubing businesses. The greater mix of higher cost wireline and coiled tubing jobs performed also resulted in some offsetting increase in operating costs for the three months ended March 31, 2015, as compared to the corresponding period in 2014.
Our general and administrative expense decreased by approximately $2.6 million, or 11%, for the three months ended March 31, 2015, as compared to the corresponding period in 2014, primarily due to a decrease in compensation costs. The decrease in compensation expense is primarily due to a 30% reduction in our workforce during the first quarter of 2015, an approximate $0.8 million reduction in stock-based compensation due to a decrease in certain performance-based compensation plans' actual and projected achievement levels, and reduced incentive compensation for 2015.
Our bad debt recovery for the three months ended March 31, 2014 related to reductions in our estimate of the allowance necessary to reserve for doubtful accounts receivable.
We recorded gains of $2.9 million related to settlements of litigation in our favor related to non-compete agreements during the three months ended March 31, 2014.
Our other expense of $2.7 million for 2015 is primarily related to $1.8 million of net foreign currency losses recognized for our Colombian operations due to the rise in the value of the U.S. dollar relative to the Colombian peso, and the 2015 net wealth tax liability of approximately $1.2 million which was assessed in January 2015 by the Colombian government.
Our depreciation and amortization expenses decreased by $3.7 million for the three months ended March 31, 2015 as compared to the corresponding period in 2014, primarily as a result of the sales of equipment during 2014 and 2015, as well as the impairment charge to reduce the carrying values of certain drilling rigs to fair value as of December 31, 2014.
We recorded impairment charges on our property and equipment of $6.0 million during the three months ended March 31, 2015 in order to reduce the carrying values of two drilling rigs, two wireline units and other drilling equipment which we have classified as held for sale, to their estimated fair values, based on expected sales prices.
Our interest expense decreased by $6.9 million for the three months ended March 31, 2015, as compared to the corresponding period in 2014 due to the redemption of our 2010 and 2011 Senior Notes which incurred interest at a higher rate than the 2014 Senior Notes which we issued in March 2014.
Our loss on debt extinguishment during the three months ended March 31, 2014 represents the tender and redemption premiums and the write-off of net unamortized debt discount and debt issuance costs associated with the 2010 and 2011 Senior Notes that were redeemed in March 2014.
Our effective income tax rate for the three months ended March 31, 2015 was lower than the federal statutory rate in the United States primarily due to the effect of foreign currency translation and the Colombian net wealth tax.

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
Accounting estimates—Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expenses, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of deferred taxes, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, and our estimate of compensation related accruals.
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
We incurred a total loss of $0.5 million on three of the 14 turnkey contracts which were completed during the three months ended March 31, 2015. During the three months ended March 31, 2014, we experienced a loss of approximately $0.1 million on three turnkey contracts completed.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $2.4 million at March 31, 2015.
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
We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. We recorded impairment charges on our property and equipment of $6.0 million during the three months ended March 31, 2015 in order to reduce the carrying values of two drilling rigs, two wireline units and other drilling equipment which we have classified as held for sale, to their estimated fair values, based on expected sales prices.
We performed impairment testing on all the mechanical and lower horsepower drilling rigs in our fleet as of December 31, 2014, which resulted in a total impairment of $71.0 million to reduce the carrying value of these assets to their estimated fair values. We also performed an impairment test on our drilling rigs in Colombia as of December 31, 2014. Our net book value in these rigs was $87.5 million and our analysis indicated that the carrying value of these assets was recoverable and thus there was no impairment present at December 31, 2014. Our assessment of the current market conditions, our projected financial performance and the industry outlook has led us to conclude that no major changes have occurred that would warrant further impairment testing as of March 31, 2015.
In order to estimate our future undiscounted cash flows from the use and eventual disposition of these assets, we incorporated probabilities of selling these rigs in the near term, versus working them at a significantly reduced expected rate of utilization through the end of their remaining useful lives. The most significant assumptions used in our analysis are the expected margin per day and utilization, as well as the estimated proceeds upon any future sale or disposal of the rig. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. If the demand for our drilling services remains at current levels or declines further and any of our rigs become idle for an extended amount of time, including our rigs in Colombia for which the current term contract is set to expire by mid-2015, then our estimated cash flows may further decrease, and the probability of a near term sale may increase. If any of the foregoing were to occur, we may incur additional impairment charges.
As of March 31, 2015, we had $84.6 million of deferred tax assets related to foreign and domestic net operating loss and AMT credit carryforwards available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods.
Our accrued insurance premiums and deductibles as of March 31, 2015 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $3.0 million and our workers’ compensation, general liability and auto liability insurance of approximately $8.9 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Debt Issuance Costs. On April 7, 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU requires retrospective adoption and will be effective for us beginning with our first quarterly filing in 2016. Early adoption is permitted. We do not expect this adoption to have a material impact on our financial statements..

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of March 31, 2015, we had $130.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.3 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.2 million during the three months ended March 31, 2015. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2015.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $1.8 million for the three months ended March 31, 2015.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not make any unregistered sales of equity securities during the quarter ended March 31, 2015. The following table provides information relating to our repurchase of common shares during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	88,878	$4.01	—	—
February 1—February 28	—	$—	—	—
March 1—March 31	543	$4.89	—	—
Total	89,421	$4.02	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2015, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock unit awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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

10.1+**	-	Waiver and Release Agreement, dated as of March 2, 2015, between Pioneer Drilling Services, Ltd. and Joseph B. Eustace.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Dated: April 30, 2015

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

10.1+**	-	Waiver and Release Agreement, dated as of March 2, 2015, between Pioneer Drilling Services, Ltd. and Joseph B. Eustace.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.
+    Management contract or compensatory plan or arrangement.