Form 10-Q
period 2015-10-29
PIONEER ENERGY SERVICES CORP
filed 2015-10-29
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 15, 2015, there were 64,497,915 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,679	$34,924
Receivables:
Trade, net of allowance for doubtful accounts	51,963	136,161
Unbilled receivables	7,653	38,002
Insurance recoveries	14,947	10,900
Other receivables	7,410	5,138
Deferred income taxes	6,299	10,998
Inventory	8,995	14,117
Assets held for sale	2,065	9,909
Prepaid expenses and other current assets	5,927	8,925
Total current assets	140,938	269,074
Property and equipment, at cost	1,509,931	1,702,273
Less accumulated depreciation	731,235	845,732
Net property and equipment	778,696	856,541
Intangible assets, net of accumulated amortization of $46.1 million and $40.3 million at September 30, 2015 and December 31, 2014, respectively	18,268	24,223
Noncurrent deferred income taxes	—	2,753
Other long-term assets	11,226	18,998
Total assets	$949,128	$1,171,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,072	$64,305
Current portion of long-term debt	—	27
Deferred revenues	14,772	3,315
Accrued expenses:
Payroll and related employee costs	16,934	40,058
Insurance premiums and deductibles	8,302	12,829
Insurance claims and settlements	14,947	10,900
Interest	861	5,432
Other	6,419	10,326
Total current liabilities	97,307	147,192
Long-term debt, less current portion	410,000	455,053
Noncurrent deferred income taxes	48,745	69,578
Other long-term liabilities	4,193	4,702
Total liabilities	560,245	676,525
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 64,497,915 and 63,820,126 shares outstanding at September 30, 2015 and December 31, 2014, respectively	6,496	6,414
Additional paid-in capital	473,763	472,457
Treasury stock, at cost; 458,170 and 317,103 shares at September 30, 2015 and December 31, 2014, respectively	(3,759)	(3,030)
Accumulated earnings (deficit)	(87,617)	19,223
Total shareholders’ equity	388,883	495,064
Total liabilities and shareholders’ equity	$949,128	$1,171,589
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues:
Drilling services	$41,238	$128,117	$198,212	$373,627
Production services	66,242	145,150	238,093	398,486
Total revenues	107,480	273,267	436,305	772,113

Costs and expenses:
Drilling services	22,875	88,963	118,114	250,904
Production services	48,643	89,993	170,517	250,140
Depreciation and amortization	35,257	46,081	115,528	137,398
General and administrative	16,814	26,613	56,909	76,372
Bad debt expense (recovery)	(1,071)	19	(358)	456
Impairment charges	2,329	678	79,648	678
Loss (gain) on dispositions of property and equipment	605	142	(2,639)	(1,589)
Gain on sale of fishing and rental services operations	—	(10,702)	—	(10,702)
Gain on litigation	—	(1,324)	—	(4,200)
Total costs and expenses	125,452	240,463	537,719	699,457
Income (loss) from operations	(17,972)	32,804	(101,414)	72,656

Other (expense) income:
Interest expense, net of interest capitalized	(5,465)	(8,969)	(16,165)	(32,085)
Loss on extinguishment of debt	—	—	—	(22,482)
Other	(785)	(1,455)	(2,979)	360
Total other expense	(6,250)	(10,424)	(19,144)	(54,207)

Income (loss) before income taxes	(24,222)	22,380	(120,558)	18,449
Income tax (expense) benefit	6,682	(9,927)	13,718	(8,894)
Net income (loss)	$(17,540)	$12,453	$(106,840)	$9,555

Income (loss) per common share—Basic	$(0.27)	$0.20	$(1.66)	$0.15

Income (loss) per common share—Diluted	$(0.27)	$0.19	$(1.66)	$0.15

Weighted average number of shares outstanding—Basic	64,449	63,451	64,262	62,960

Weighted average number of shares outstanding—Diluted	64,449	65,876	64,262	65,167

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(106,840)	$9,555
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,528	137,398
Allowance for doubtful accounts	(358)	408
Gain on dispositions of property and equipment	(2,639)	(1,589)
Stock-based compensation expense	2,275	5,761
Amortization of debt issuance costs, discount and premium	1,737	2,193
Gain on sale of fishing and rental services operations	—	(10,702)
Loss on extinguishment of debt	—	22,482
Impairment charges	79,648	678
Deferred income taxes	(15,048)	5,395
Change in other long-term assets	438	8,247
Change in other long-term liabilities	(509)	(1,385)
Changes in current assets and liabilities:
Receivables	113,686	(29,428)
Inventory	1,533	(1,094)
Prepaid expenses and other current assets	3,233	3,030
Accounts payable	(29,547)	11,802
Deferred revenues	11,457	2,545
Accrued expenses	(35,529)	(10,366)
Net cash provided by operating activities	139,065	154,930

Cash flows from investing activities:
Purchases of property and equipment	(130,390)	(120,738)
Proceeds from sale of fishing and rental services operations	—	15,090
Proceeds from sale of property and equipment	37,803	7,197
Proceeds from insurance recoveries	227	—
Net cash used in investing activities	(92,360)	(98,451)

Cash flows from financing activities:
Debt repayments	(45,003)	(360,019)
Proceeds from issuance of debt	—	320,000
Debt issuance costs	(999)	(9,173)
Tender premium costs	—	(15,381)
Proceeds from exercise of options	781	8,280
Purchase of treasury stock	(729)	(1,132)
Net cash used in financing activities	(45,950)	(57,425)

Net increase (decrease) in cash and cash equivalents	755	(946)
Beginning cash and cash equivalents	34,924	27,385
Ending cash and cash equivalents	$35,679	$26,439

Supplementary disclosure:
Interest paid	$21,543	$41,188
Income tax paid	$2,659	$3,475
Noncash investing and financing activity:
Change in capital expenditure accruals	$308	$9,840

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies through our four drilling divisions in the US, and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. The drilling rigs in our fleet are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	10
West Texas	8
North Dakota	8
Appalachia	4
Colombia	8
38
Beginning in October 2014, domestic and international oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. In drilling, all rig classes were severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling and we believe they are the most desirable rig design available.
We have deployed four new-build 1,500 horsepower AC drilling rigs under multi-year term contracts during 2015 and expect to complete construction of one more new-build drilling rig by the end of the year. We also sold 28 of our mechanical and lower horsepower electric drilling rigs during 2015 which were the most negatively impacted by the industry downturn.
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
Currently, 21 of our 38 drilling rigs are earning revenues under drilling contracts, 16 of which are earning under domestic term contracts, and three of which are under term contracts in Colombia. We are actively marketing our five remaining idle drilling rigs in Colombia to various operators to diversify our client base, and evaluating other options including the possibility of the sale of some or all of our assets in Colombia.

Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services and coiled tubing services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of September 30, 2015, we have a fleet of 124 well servicing rigs, consisting of 113 rigs with 550 horsepower and 11 rigs with 600 horsepower, 125 wireline units and 17 coiled tubing units. Our well servicing and coiled tubing utilization rates for the quarter ended September 30, 2015 were 62% and 25%, respectively, based on total fleet count, and we are currently actively marketing approximately 50% of our wireline fleet.
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
With most term drilling contracts, we are entitled to receive a full or reduced rate of revenue from our clients if they choose to place a rig on standby or to early terminate the contract before its original expiration term. Generally, these revenues are billed and collected over the remaining term of the contract, as the rig is placed on standby rather than fully released from the contract, and thus may go back to work at the client's decision any time before the end of the contract. Some of our drilling contracts contain "make-whole" provisions whereby if we are able to secure additional work for the rig with another client, then each party is entitled to a make-whole payment. If the dayrates under the new contract are less than the dayrates in the original contract, we would be entitled to a reduced revenue dayrate from the terminating client, and likewise, the terminating client may be entitled to a payment from us if the new contract dayrates exceed those of the original contract. A client may also choose to early terminate the contract and make an upfront early termination payment based on a per day rate for the remaining term of the contract. Revenues derived from rigs placed on standby or from the early termination of term drilling contracts are deferred and recognized as the amounts become fixed or determinable, over the remainder of the original term or when the rig is sold.
In response to the significant decline in oil prices over the last year, term contracts for 16 of our drilling rigs have been early terminated, including five of our 19 drilling rigs that are currently earning revenues under term contracts, resulting in approximately $53.0 million of early termination revenues. Revenues derived from these early terminations are deferred and recognized over the remainder of the original term of the drilling contracts. We recognized $11.7 million and $39.0 million of revenue for early termination payments during the three and nine months ended September 30, 2015, respectively, and $0.3 million in the fourth quarter of 2014.
In September 2015, we entered into long-term contracts for three of our drilling rigs in Colombia which are cancelable without penalty provided that our client gives 30 days notice. Including these three contracts in Colombia and the new-build drilling rig that we deployed in early October 2015, 19 of our drilling rigs are currently earning revenues under term contracts, which if not renewed prior to the end of their terms, will expire as follows:

		Term Contract Expiration by Period
	Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
United States	16	6	5	—	—	5
Colombia	3	—	1	—	—	2
	19	6	6	—	—	7
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
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after September 30, 2015, through the filing of this Form 10-Q, for inclusion as necessary.
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
Our unbilled receivables totaled $7.7 million at September 30, 2015, of which $6.8 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at September 30, 2015 and $0.9 million related to unbilled receivables for our Production Services Segment. At December 31, 2014, our unbilled receivables totaled $38.0 million, of which $32.8 million represented revenue recognized but not yet billed on daywork drilling contracts in progress at December 31, 2014, $0.8 million related to turnkey drilling contract revenues, and $4.4 million related to unbilled receivables for our Production Services Segment. As of September 30, 2015, we did not have any turnkey contracts in progress.
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
Other Long-Term Liabilities
Our other long-term liabilities consist of the noncurrent portion of liabilities associated with our long-term compensation plans, the long-term portion of deferred revenues and other deferred liabilities.
Related-Party Transactions
During the nine months ended September 30, 2015 and 2014, the Company paid approximately $0.1 million and $0.3 million, respectively, for trucking and equipment rental services, which represented arms-length transactions, to Gulf Coast Lease Service, a trucking and construction company. Joe Freeman, our Senior Vice President of Well Servicing, serves as the President of Gulf Coast Lease Services, which is owned and operated by Mr. Freeman's two sons. Mr. Freeman does not receive compensation from Gulf Coast Lease Service, and he serves primarily in an advisory role to his sons.
Recently Issued Accounting Standards
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The standard outlines a single comprehensive model for revenue recognition based on the core principle that a company will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. We are required to apply this new standard beginning with our first quarterly filing in 2018. We are currently evaluating the potential impact of this guidance, but at this time, do not expect that the adoption of this new standard will have a material effect on our financial position or results of operations.
Debt Issuance Costs. On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU requires retrospective adoption and will be effective for us beginning with our first quarterly filing in 2016. Early adoption is permitted. We do not expect this adoption to have a material impact on our financial position or results of operations.
Reclassifications
Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2.    Property and Equipment
During the nine months ended September 30, 2015 and 2014, we had capital expenditures of $130.7 million and $130.6 million, respectively, which includes $2.5 million and $0.3 million, respectively, of capitalized interest costs incurred during the construction periods of new-build drilling rigs and other drilling equipment. Capital expenditures during 2015 primarily relate to our five new-build drilling rigs which began construction during 2014, as well as unit additions to our production services fleets. As of September 30, 2015 and December 31, 2014, capital expenditures incurred for property and equipment not yet placed in service was $67.3 million and $82.7 million, respectively.
During the nine months ended September 30, 2015, we recorded total gains on disposition of our property and equipment of $2.6 million, primarily for the sales of 28 of our mechanical and lower horsepower electric drilling rigs and other drilling equipment which we sold for aggregate net proceeds of $36.3 million, of which $1.1 million was recognized as a receivable at September 30, 2015. During the nine months ended September 30, 2014, we recorded total gains on disposition of our property and equipment of $1.6 million, of which $1.1 million was related to the sale of our trucking assets in February 2014. Additionally, in September 2014, we sold our fishing and rental services operations for total consideration of $16.1 million, resulting in a pretax gain of $10.7 million.
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
Beginning in October 2014, domestic and international oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. In drilling, all rig classes were severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling and we believe they are the most desirable rig design available. As the downturn worsened through 2015 resulting in significantly reduced revenue and utilization rates, and projections that reflect a more delayed recovery than previously anticipated, we performed impairment testing on all the non-AC electric drilling rigs in our fleet, including the eight drilling rigs in Colombia, and our coiled tubing operations as of June 30, 2015.
Our analysis at June 30, 2015 indicated that the carrying value of our coiled tubing reporting unit and the carrying value of our six pad-capable non-AC drilling rigs in our fleet (those that are equipped with either a walking or skidding system) were recoverable and thus there was no impairment present at June 30, 2015. However, our analysis indicated that the carrying values of the six non-AC drilling rigs in our domestic fleet which are not pad-capable, and our Colombian assets as a group, exceeded our estimated undiscounted cash flows for these assets. Therefore, an impairment charge was necessary to reduce the carrying values of these assets to their estimated fair values, which were based on market appraisals which are considered Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. As a result, we recognized impairment charges of $50.2 million during the second quarter of 2015 to reduce the carrying values of all eight drilling rigs in Colombia and related drilling equipment, $3.6 million to reduce the carrying value of inventory in Colombia, $6.4 million to reduce the carrying value of nonrecoverable prepaid taxes associated with our Colombian operations, and $9.7 million to reduce the carrying values of the six non-AC electric drilling rigs in our domestic fleet that are not pad-capable, to their estimated fair values.

During the three and nine months ended September 30, 2015, we also recognized impairment charges of $2.3 million and $9.7 million, respectively, to reduce the carrying values of assets which were classified as held for sale, to their estimated fair values, based on expected sales prices. As of September 30, 2015, our condensed consolidated balance sheet reflects assets held for sale of $2.1 million, which represents the fair value of certain drilling equipment, one real estate property and other production services equipment. During the nine months ended September 30, 2014, we recorded impairment charges of $0.7 million to reduce the carrying value of certain drilling equipment and real estate property which were held for sale to their estimated fair value less costs to sell.
These impairment charges are not expected to have an impact on our liquidity or debt covenants; however, they are a reflection of the overall downturn in our industry and decline in our projected future cash flows.
With the downturn persisting through 2015, our projected cash flows have declined further as compared to our projections made earlier in the year. At September 30, 2015, we performed impairment testing on our coiled tubing operations and seven drilling rigs, including our domestic pad-capable non-AC rigs, which have a net book value of $83.2 million and $55.7 million, respectively. We concluded that the carrying value of these assets is recoverable, but that these assets are at risk for future impairment if our projected cash flows decline further.
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
The most significant inputs used in our impairment analysis of our coiled tubing operations include the projected utilization and pricing of our coiled tubing services, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. If we fail to meet the projected increases in utilization and pricing for our coiled tubing services, or in the event of significant unfavorable changes in the forecasted cash flows or key assumptions used in our analysis, the most significant of these being the projected utilization and pricing of our coiled tubing services, then we may incur a future impairment.

3.	Valuation Allowances on Deferred Tax Assets
As of September 30, 2015, we had $82.3 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our domestic operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods. The domestic net operating losses have a 20 year carryforward period and can be used to offset future domestic taxable income until their expiration, beginning in 2029, with the latest expiration in 2033. The foreign net operating losses have an indefinite carryforward period. However, as a result of the conditions leading to the impairment of our assets in Colombia, we recorded a valuation allowance of $18.7 million that fully offsets our foreign deferred tax assets relating to net operating losses and other tax benefits.

4.     Debt
Our debt consists of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Senior secured revolving credit facility	$110,000	$155,000
Senior notes	300,000	300,000
Other	—	80
	410,000	455,080
Less current portion	—	(27)
	$410,000	$455,053
Senior Secured Revolving Credit Facility
We have a credit agreement, as amended on September 15, 2015, with Wells Fargo Bank, N.A. and a syndicate of lenders which provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $300 million, all of which matures in September 2019 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure, but in no event will reduce the borrowing availability under the Revolving Credit Facility to less than $300 million.
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin that ranges from 2.25% to 4.5% and 1.25% to 3.5%, respectively. The LIBOR margin and bank prime rate margin currently in effect are 2.25% and 1.25%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period.
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
As of September 30, 2015, we had $110.0 million outstanding under our Revolving Credit Facility and $17.3 million in committed letters of credit, which resulted in borrowing availability of $172.7 million under our Revolving Credit Facility. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. At September 30, 2015, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.7 to 1.0, our senior consolidated leverage ratio was 0.8 to 1.0, and our interest coverage ratio was 6.9 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

•
A maximum total leverage ratio at the end of forthcoming fiscal quarters that cannot exceed: 4.00 to 1.00 on September 30, 2015, 4.50 to 1.00 on December 31, 2015, 5.00 to 1.00 on March 31, 2016, 5.50 to 1.00 during the period commencing June 30, 2016 through and including March 31, 2017, 5.25 to 1.00 on June 30, 2017, 5.00 to 1.00 on September 30, 2017, 4.50 to 1.00 on December 31, 2017, and 4.00 to 1.00 at any time thereafter;

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed 2.50 to 1.00;

•	A minimum interest coverage ratio that cannot be less than 2.50 to 1.00; and

•	If our senior consolidated leverage ratio is greater than 2.00 to 1.00 at the end of any fiscal quarter, our minimum asset coverage ratio cannot be less than 1.00 to 1.00.

The Revolving Credit Facility does not restrict repurchases of capital stock as long as the following conditions are met: (a) no event of default under the Revolving Credit Facility exists or would result from such repurchase, (b) if such repurchase occurs prior to the date on which financial statements for the fiscal quarter ending December 31, 2017 are delivered, after giving effect to such repurchase there is availability under the Revolving Credit Facility of at least $50 million, and the total leverage ratio as of the end of the most recent reported fiscal quarter is not more than 2.50 to 1.00, and (c) if such repurchase occurs on or after such date, after giving effect to such repurchase, there is availability under the Revolving Credit Facility of at least $25 million, and the senior consolidated leverage ratio as of the end of the most recently completed fiscal quarter prior to such repurchase is not greater than 2.00 to 1.00. In addition, the repurchase of capital stock requires, on a pro-forma basis, compliance with the maximum total leverage ratio, minimum interest coverage ratio, and, if applicable, the minimum asset coverage ratio as set forth in the Revolving Credit Facility, both before and after giving effect to such repurchase.
The Revolving Credit Facility also does not restrict capital expenditures as long as (a) no event of default under the Revolving Credit Facility exists or would result from such expenditures, and (b) after giving effect to such expenditures, there is availability under the Revolving Credit Facility of at least $50 million. If the senior consolidated leverage ratio as of the end of the most recent reported fiscal quarter is equal to or greater than 2.00 to 1.00, then capital expenditures are limited to $100 million for the fiscal year. The capital expenditure threshold may be increased by any unused portion of the capital expenditure threshold from the immediate preceding fiscal year up to $30 million.
At September 30, 2015, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
In March 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “2014 Senior Notes”). The 2014 Senior Notes were sold at 100% of their face value. After deductions were made for the $6.1 million for underwriters’ fees and other debt offering costs, we received $293.9 million of net proceeds which were used to fund the repayment of $300 million of aggregate principal amount of 2010 and 2011 Senior Notes in March and May 2014. During the nine months ended September 30, 2014, we recognized a loss on debt extinguishment of $22.5 million for the redemption of $300 million of 2010 and 2011 Senior Notes, which included redemption premiums of $15.4 million, $3.6 million of net unamortized discount and $3.5 million of unamortized debt issuance costs.
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
Capitalized debt costs related to the issuance of our long-term debt were $9.0 million and $9.8 million as of September 30, 2015 and December 31, 2014, respectively. We recognized $1.7 million of associated amortization during the nine months ended September 30, 2015, which includes the write-off of $0.5 million of debt issuance costs associated with the reduced borrowing capacity of the Revolving Credit Facility that was amended in September 2015, and we recognized $1.5 million of associated amortization during the nine months ended September 30, 2014.

5.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At September 30, 2015 and December 31, 2014, our financial instruments consist primarily of cash, trade and other receivables, trade payables and long-term debt. The carrying value of cash, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$410,000	$281,555	$455,080	$415,785

6.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic
Net income (loss)	$(17,540)	$12,453	$(106,840)	$9,555

Weighted-average shares	64,449	63,451	64,262	62,960

Income (loss) per common share—Basic	$(0.27)	$0.20	$(1.66)	$0.15

Diluted
Net income (loss)	$(17,540)	$12,453	$(106,840)	$9,555

Weighted-average shares
Outstanding	64,449	63,451	64,262	62,960
Diluted effect of outstanding stock options, restricted stock and restricted stock unit awards	—	2,425	—	2,207
	64,449	65,876	64,262	65,167

Income (loss) per common share—Diluted	$(0.27)	$0.19	$(1.66)	$0.15
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 5,272,734 and 4,862,081 shares of common stock for the three and nine months ended September 30, 2015, respectively, and 735,624 and 1,692,549 for the three and nine months ended September 30, 2014, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

7.	Equity Transactions and Stock-Based Compensation Plans
Equity Transactions
In May 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of September 30, 2015, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.
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

The following table summarizes the compensation expense recognized for stock option, restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock option awards	$240	$311	$717	$964
Restricted stock awards	88	127	311	421
Restricted stock unit awards	707	1,496	1,247	4,376
	$1,035	$1,934	$2,275	$5,761
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the three months ended September 30, 2015 or 2014. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
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
During the three and nine months ended September 30, 2015, 7,200 and 203,300 stock options, respectively, were exercised at a weighted-average exercise price of $3.84 for both periods. During the three and nine months ended September 30, 2014, 690,877 and 906,277 stock options were exercised at a weighted-average exercise price of $9.70 and $9.14, respectively. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, when we have excess tax benefits resulting from the exercise of stock options, we report them as financing cash flows in our condensed consolidated statement of cash flows, unless otherwise disallowed under ASC Topic 740, Income Taxes.
Restricted Stock
Historically, we have generally granted restricted stock awards that vest over a three-year period with a fair value based on the closing price of our common stock on the date of the grant. However, beginning in 2013, we began granting restricted stock awards with a vesting period of one year. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. During the nine months ended September 30, 2015 and 2014, we granted 47,296 and 32,100 shares of restricted stock awards, with a weighted-average grant-date fair value of $7.40 and $14.33, respectively.

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
There were no restricted stock units granted during the three months ended September 30, 2015. The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the three months ended September 30, 2014, and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,	Nine months ended September 30,
	2014	2015	2014
Time-based RSUs:
Time-based RSUs granted	13,330	151,919	360,665
Weighted-average grant-date fair value	$13.73	$4.08	$8.64

Performance-based RSUs:
Performance-based RSUs granted	—	531,522	321,606
Weighted-average grant-date fair value	$—	$6.18	$9.90
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
In April 2015, we determined that 64% of the target number of shares granted during 2012 were actually earned based on the Company’s achievement of certain performance measures, as compared to the predefined peer group, over the performance period from January 1, 2012 through December 31, 2014. The performance-based RSUs granted during 2012 vested and were converted to common stock at the end of April 2015. As of September 30, 2015, we estimated that our actual achievement level for the performance-based RSUs granted during 2013, 2014 and 2015 will be approximately 40%, 80% and 100% of the predetermined performance conditions, respectively.

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
The following tables set forth certain financial information for our two operating segments and corporate as of and for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	As of and for the three months ended September 30, 2015
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$571,203	$335,206	$42,719	$949,128
Revenues	$41,238	$66,242	$—	$107,480
Operating costs	22,875	48,643	—	71,518
Segment margin	$18,363	$17,599	$—	$35,962
Depreciation and amortization	$17,648	$17,284	$325	$35,257
Capital expenditures	$30,757	$4,633	$148	$35,538

	As of and for the three months ended September 30, 2014
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$779,482	$442,014	$43,261	$1,264,757
Revenues	$128,117	$145,150	$—	$273,267
Operating costs	88,963	89,993	—	178,956
Segment margin	$39,154	$55,157	$—	$94,311
Depreciation and amortization	$28,728	$16,993	$360	$46,081
Capital expenditures	$36,249	$16,265	$151	$52,665

	As of and for the nine months ended September 30, 2015
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$571,203	$335,206	$42,719	$949,128
Revenues	$198,212	$238,093	$—	$436,305
Operating costs	118,114	170,517	—	288,631
Segment margin	$80,098	$67,576	$—	$147,674
Depreciation and amortization	$62,063	$52,445	$1,020	$115,528
Capital expenditures	$106,447	$23,786	$465	$130,698

	As of and for the nine months ended September 30, 2014
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$779,482	$442,014	$43,261	$1,264,757
Revenues	$373,627	$398,486	$—	$772,113
Operating costs	250,904	250,140	—	501,044
Segment margin	$122,723	$148,346	$—	$271,069
Depreciation and amortization	$86,936	$49,478	$984	$137,398
Capital expenditures	$76,888	$53,094	$596	$130,578
The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment margin	$35,962	$94,311	$147,674	$271,069
Depreciation and amortization	(35,257)	(46,081)	(115,528)	(137,398)
General and administrative	(16,814)	(26,613)	(56,909)	(76,372)
Bad debt recovery (expense)	1,071	(19)	358	(456)
Impairment charges	(2,329)	(678)	(79,648)	(678)
Gain (loss) on dispositions of property and equipment	(605)	(142)	2,639	1,589
Gain on sale of fishing and rental services operations	—	10,702	—	10,702
Gain on litigation	—	1,324	—	4,200
Income (loss) from operations	$(17,972)	$32,804	$(101,414)	$72,656

The following table sets forth certain financial information for our international operations in Colombia as of and for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2015	2014	2015	2014
Identifiable assets	$57,777	$150,287	$57,777	$150,287
Revenues	$2,670	$22,904	$36,709	$70,595
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

9.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $45.3 million relating to our performance under these bonds as of September 30, 2015.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of September 30, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$26,349	$1,770	$7,560	$—	$35,679
Receivables, net of allowance	2,310	68,008	11,655	—	81,973
Intercompany receivable (payable)	(24,836)	34,169	(9,333)	—	—
Deferred income taxes	751	5,472	76	—	6,299
Inventory	—	5,841	3,154	—	8,995
Assets held for sale	—	2,065	—	—	2,065
Prepaid expenses and other current assets	1,309	3,052	1,566	—	5,927
Total current assets	5,883	120,377	14,678	—	140,938
Net property and equipment	3,475	741,288	33,933	—	778,696
Investment in subsidiaries	706,106	43,254	—	(749,360)	—
Intangible assets, net of accumulated amortization	—	18,268	—	—	18,268
Noncurrent deferred income taxes	78,664	—	—	(78,664)	—
Other long-term assets	9,530	919	777	—	11,226
Total assets	$803,658	$924,106	$49,388	$(828,024)	$949,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$582	$32,562	$1,928	$—	$35,072
Deferred revenues	—	13,993	779	—	14,772
Accrued expenses	3,629	41,042	2,792	—	47,463
Total current liabilities	4,211	87,597	5,499	—	97,307
Long-term debt, less current portion	410,000	—	—	—	410,000
Noncurrent deferred income taxes	—	127,409	—	(78,664)	48,745
Other long-term liabilities	564	2,994	635	—	4,193
Total liabilities	414,775	218,000	6,134	(78,664)	560,245
Total shareholders’ equity	388,883	706,106	43,254	(749,360)	388,883
Total liabilities and shareholders’ equity	$803,658	$924,106	$49,388	$(828,024)	$949,128

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,688	$(5,516)	$12,752	$—	$34,924
Receivables, net of allowance	1,641	151,048	37,512	—	190,201
Intercompany receivable (payable)	(24,836)	55,567	(30,728)	(3)	—
Deferred income taxes	1,827	8,196	975	—	10,998
Inventory	—	7,208	6,909	—	14,117
Assets held for sale	—	9,909	—	—	9,909
Prepaid expenses and other current assets	1,217	6,554	1,154	—	8,925
Total current assets	7,537	232,966	28,574	(3)	269,074
Net property and equipment	4,179	763,994	89,118	(750)	856,541
Investment in subsidiaries	850,807	116,799	—	(967,606)	—
Intangible assets, net of accumulated amortization	—	24,223	—	—	24,223
Noncurrent deferred income taxes	90,664	—	2,753	(90,664)	2,753
Other long-term assets	10,122	1,955	6,921	—	18,998
Total assets	$963,309	$1,139,937	$127,366	$(1,059,023)	$1,171,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735	$57,910	$5,660	$—	$64,305
Current portion of long-term debt	—	27	—	—	27
Deferred revenues	—	3,315	—	—	3,315
Accrued expenses	11,109	64,063	4,376	(3)	79,545
Total current liabilities	11,844	125,315	10,036	(3)	147,192
Long-term debt, less current portion	455,000	53	—	—	455,053
Noncurrent deferred income taxes	138	160,104	—	(90,664)	69,578
Other long-term liabilities	513	3,658	531	—	4,702
Total liabilities	467,495	289,130	10,567	(90,667)	676,525
Total shareholders’ equity	495,814	850,807	116,799	(968,356)	495,064
Total liabilities and shareholders’ equity	$963,309	$1,139,937	$127,366	$(1,059,023)	$1,171,589

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$104,810	$2,670	$—	$107,480
Costs and expenses:
Operating costs	—	67,554	3,964	—	71,518
Depreciation and amortization	325	32,797	2,135	—	35,257
General and administrative	4,864	11,671	417	(138)	16,814
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery)	—	(1,071)	—	—	(1,071)
Impairment charges	—	2,329	—	—	2,329
Gain on dispositions of property and equipment	128	651	(174)	—	605
Total costs and expenses	5,317	112,716	7,557	(138)	125,452
Income (loss) from operations	(5,317)	(7,906)	(4,887)	138	(17,972)
Other income (expense):
Equity in earnings of subsidiaries	(11,208)	(6,309)	—	17,517	—
Interest expense	(5,473)	2	6	—	(5,465)
Other	(21)	472	(1,098)	(138)	(785)
Total other income (expense)	(16,702)	(5,835)	(1,092)	17,379	(6,250)
Income (loss) before income taxes	(22,019)	(13,741)	(5,979)	17,517	(24,222)
Income tax (expense) benefit [1]	4,479	2,533	(330)	—	6,682
Net income (loss)	$(17,540)	$(11,208)	$(6,309)	$17,517	$(17,540)

	Three months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$250,363	$22,904	$—	$273,267
Costs and expenses:
Operating costs	—	159,958	18,998	—	178,956
Depreciation and amortization	358	42,250	3,473	—	46,081
General and administrative	7,110	18,665	976	(138)	26,613
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery)	—	19	—	—	19
Impairment charges	—	678	—	—	678
Gain on dispositions of property and equipment	—	147	(5)	—	142
Gain on sale of fishing and rental services operations	—	(10,702)	—	—	(10,702)
Gain on litigation	(1,324)	—	—	—	(1,324)
Total costs and expenses	6,144	209,800	24,657	(138)	240,463
Income (loss) from operations	(6,144)	40,563	(1,753)	138	32,804
Other income (expense):
Equity in earnings of subsidiaries	21,908	(3,742)	—	(18,166)	—
Interest expense	(8,943)	(22)	(4)	—	(8,969)
Loss on extinguishment of debt	—	—	—	—	—
Other	(2)	707	(2,022)	(138)	(1,455)
Total other income (expense)	12,963	(3,057)	(2,026)	(18,304)	(10,424)
Income (loss) before income taxes	6,819	37,506	(3,779)	(18,166)	22,380
Income tax (expense) benefit [1]	5,634	(15,598)	37	—	(9,927)
Net income (loss)	$12,453	$21,908	$(3,742)	$(18,166)	$12,453

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Nine months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$399,596	$36,709	$—	$436,305
Costs and expenses:
Operating costs	—	258,125	30,506	—	288,631
Depreciation and amortization	1,020	104,841	9,667	—	115,528
General and administrative	15,624	39,916	1,783	(414)	56,909
Intercompany leasing	—	(3,645)	3,645	—	—
Bad debt expense (recovery)	—	(358)	—	—	(358)
Impairment charges	—	23,766	56,632	(750)	79,648
Gain on dispositions of property and equipment	128	(2,572)	(195)	—	(2,639)
Total costs and expenses	16,772	420,073	102,038	(1,164)	537,719
Income (loss) from operations	(16,772)	(20,477)	(65,329)	1,164	(101,414)
Other income (expense):
Equity in earnings of subsidiaries	(87,179)	(73,472)	—	160,651	—
Interest expense	(16,063)	(120)	18	—	(16,165)
Other	(14)	1,343	(3,894)	(414)	(2,979)
Total other income (expense)	(103,256)	(72,249)	(3,876)	160,237	(19,144)
Income (loss) before income taxes	(120,028)	(92,726)	(69,205)	161,401	(120,558)
Income tax (expense) benefit [1]	12,438	5,547	(4,267)	—	13,718
Net income (loss)	$(107,590)	$(87,179)	$(73,472)	$161,401	$(106,840)

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$701,518	$70,595	$—	$772,113
Costs and expenses:
Operating costs	—	450,262	50,782	—	501,044
Depreciation and amortization	983	126,093	10,322	—	137,398
General and administrative	20,645	53,301	2,840	(414)	76,372
Intercompany leasing	—	(3,645)	3,645	—	—
Bad debt expense (recovery)	—	456	—	—	456
Impairment charges	—	678	—	—	678
Gain on dispositions of property and equipment	—	(1,317)	(272)	—	(1,589)
Gain on sale of fishing and rental services operations	—	(10,702)	—	—	(10,702)
Gain on litigation	(4,200)	—	—	—	(4,200)
Total costs and expenses	17,428	615,126	67,317	(414)	699,457
Income (loss) from operations	(17,428)	86,392	3,278	414	72,656
Other income (expense):
Equity in earnings of subsidiaries	54,500	345	—	(54,845)	—
Interest expense	(32,049)	(39)	3	—	(32,085)
Loss on extinguishment of debt	(22,482)	—	—	—	(22,482)
Other	8	1,995	(1,229)	(414)	360
Total other income (expense)	(23)	2,301	(1,226)	(55,259)	(54,207)
Income (loss) before income taxes	(17,451)	88,693	2,052	(54,845)	18,449
Income tax (expense) benefit [1]	27,006	(34,193)	(1,707)	—	(8,894)
Net income (loss)	$9,555	$54,500	$345	$(54,845)	$9,555

[1] The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$45,023	$97,868	$(3,826)	$139,065
Cash flows from investing activities:
Purchases of property and equipment	(437)	(128,363)	(1,590)	(130,390)
Proceeds from sale of property and equipment	22	37,557	224	37,803
Proceeds from insurance recoveries	—	227	—	227
	(415)	(90,579)	(1,366)	(92,360)
Cash flows from financing activities:
Debt repayments	(45,000)	(3)	—	(45,003)
Debt issuance costs	(999)	—	—	(999)
Proceeds from exercise of options	781	—	—	781
Purchase of treasury stock	(729)	—	—	(729)
	(45,947)	(3)	—	(45,950)
Net increase (decrease) in cash and cash equivalents	(1,339)	7,286	(5,192)	755
Beginning cash and cash equivalents	27,688	(5,516)	12,752	34,924
Ending cash and cash equivalents	$26,349	$1,770	$7,560	$35,679

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$33,766	$98,247	$22,917	$154,930
Cash flows from investing activities:
Purchases of property and equipment	(691)	(106,208)	(13,839)	(120,738)
Proceeds from sale of property and equipment	—	6,916	281	7,197
Proceeds from sale of fishing and rental services operations	15,090	—	—	15,090
	14,399	(99,292)	(13,558)	(98,451)
Cash flows from financing activities:
Debt repayments	(360,000)	(19)	—	(360,019)
Proceeds from issuance of debt	320,000	—	—	320,000
Debt issuance costs	(9,173)	—	—	(9,173)
Tender premium costs	(15,381)	—	—	(15,381)
Proceeds from exercise of options	8,280	—	—	8,280
Purchase of treasury stock	(1,132)	—	—	(1,132)
	(57,406)	(19)	—	(57,425)
Net increase (decrease) in cash and cash equivalents	(9,241)	(1,064)	9,359	(946)
Beginning cash and cash equivalents	28,368	(2,059)	1,076	27,385
Ending cash and cash equivalents	$19,127	$(3,123)	$10,435	$26,439

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
Drilling Services Segment—Our Drilling Services Segment provides contract land drilling services to a diverse group of oil and gas exploration and production companies through our four drilling divisions in the US, and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We obtain our contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with existing or potential clients. Our drilling contracts generally provide for compensation on either a daywork or turnkey basis. Contract terms generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, and the anticipated duration of the work to be performed. The drilling rigs in our fleet are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	10
West Texas	8
North Dakota	8
Appalachia	4
Colombia	8
38
Beginning in October 2014, domestic and international oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. In drilling, all rig classes were severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling and we believe they are the most desirable rig design available.
We have deployed four new-build 1,500 horsepower AC drilling rigs under multi-year term contracts during 2015 and expect to complete construction of one more new-build drilling rig by the end of the year. We also sold 28 of our mechanical and lower horsepower electric drilling rigs during 2015 which were the most negatively impacted by the industry downturn.
We expect to end 2015 with a drilling fleet of 39 rigs, of which 95% will be capable of drilling horizontally, with all but one of our AC rigs built within the last five years. The removal of older, less capable rigs from our fleet and the recent and ongoing investments in the construction of new-builds is transforming our fleet into a highly capable, pad optimal fleet focused on the horizontal drilling market. We believe this positions us to compete well and grow our presence in the significant shale basins in the US and to improve profitability.
Currently, 21 of our 38 drilling rigs are earning revenues under drilling contracts, 16 of which are earning under domestic term contracts, and three of which are under term contracts in Colombia. We are actively marketing our five remaining idle drilling rigs in Colombia to various operators to diversify our client base, and evaluating other options including the possibility of the sale of some or all of our assets in Colombia.
In response to the significant decline in oil prices over the last year, term contracts for 16 of our drilling rigs have been early terminated, including five of our 19 drilling rigs that are currently earning revenues under term contracts, resulting in approximately $53.0 million of early termination revenues. Revenues derived from these early terminations are deferred and recognized over the remainder of the original term of the drilling contracts. We recognized $11.7 million and $39.0 million of revenue for early termination payments during the three and nine months ended September 30, 2015, respectively, and $0.3 million in the fourth quarter of 2014.

•
Production Services Segment—Our Production Services Segment provides a range of services to exploration and production companies, including well servicing, wireline services and coiled tubing services. Our production services operations are concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. We provide our services to a diverse group of oil and gas exploration and production companies. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of September 30, 2015, we have a fleet of 113 rigs with 550 horsepower and 11 rigs with 600 horsepower with operations in 10 locations, mostly in the Gulf Coast states, as well as in Arkansas and North Dakota.

•
Wireline Services. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. To complete a well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services. We provide both open and cased-hole logging services, including the latest pulsed-neutron technology. In addition, we provide services which allow oil and gas exploration and production companies to evaluate the integrity of wellbore casing, recover pipe, or install bridge plugs. As of September 30, 2015, we have a fleet of 125 wireline units in 18 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of September 30, 2015, our coiled tubing business consists of 12 onshore and five offshore coiled tubing units which are deployed through three locations in Texas and Louisiana.

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
In recent years, generally increasing oil prices drove industry equipment utilization and revenue rates up, particularly in oil-producing regions and certain shale regions. Even though advancements in technology improved the efficiency of drilling rigs, demand remained steady, particularly for drilling rigs that are able to drill horizontally. Beginning in October 2014, domestic and international oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. If oil prices continue to decline, or if oil and natural gas prices remain at current levels for an extended period of time, then industry equipment utilization and revenue rates could decrease further. We expect continued pricing pressure, low activity levels and a highly competitive environment throughout the remainder of 2015 and into 2016, but we believe our high-quality equipment and services are well positioned to compete.
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
Capital expenditures by exploration and production companies for the drilling of exploratory wells or new wells in proven areas are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices. In contrast, because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by exploration and production companies for the maintenance of existing wells, which requires a range of production services, are relatively stable and more predictable. However, in a severe downturn that is prolonged, both operating and capital expenditures are significantly reduced.

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
Strategy
In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business which we operate in the most attractive drilling markets throughout the United States and in Colombia. Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing clients, expand our client base in the areas where we currently operate and further enhance our geographic diversification through selective expansion. The key elements of this long-term strategy are focused on our:

•
Competitive Position in the Most Attractive Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production, and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. By the end of 2015, we will have deployed a total of 15 new-build drilling rigs to the Bakken, Marcellus/Utica and Eagle Ford shales and the Permian Basin in the last three years. Additionally, we have added significant capacity in recent years to our production services fleets, which we believe are well positioned to further capitalize on shale development.

•
Exposure to Oil and Liquids Rich Natural Gas Drilling Activity. We believe that our flexible drilling and production services fleets allow us to pursue varied opportunities, enabling us to focus on a favorable mix of natural gas, oil and liquids rich natural gas activity. With natural gas prices at low levels in recent years, we intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions. With the recent decline in oil prices, we believe our fleets are highly capable and well positioned for deployment to whichever markets are most profitable.

•
Growth Through Select Capital Deployment. We have historically invested in the growth of our business by strategically upgrading our existing assets and disposing of assets which use older technology, selectively engaging in new-build opportunities, and through selective acquisitions. Since the beginning of 2010, we have added significant capacity to our production services offerings through the addition of 62 wireline units, 50 well servicing rigs and 17 coiled tubing units. We constructed ten AC drilling rigs from 2011 to 2013. We have deployed four new-build 1,500 horsepower AC drilling rigs under multi-year term contracts during 2015 and expect to complete construction of one more new-build drilling rig by the end of the year. We also sold 28 of our mechanical and lower horsepower electric drilling rigs during 2015 which were the most negatively impacted by the industry downturn.

We expect to end 2015 with a drilling fleet of 39 rigs, of which 95% will be capable of drilling horizontally, with all but one of our AC rigs built within the last five years. The removal of older, less capable rigs from our fleet and the recent and ongoing investments in the construction of new-builds is transforming our fleet into a highly capable, pad optimal fleet focused on the horizontal drilling market. We believe this positions us to compete well and grow our presence in the significant shale basins in the US and to improve profitability.
With the recent decline in oil prices and the reductions in our utilization and revenue rates in 2015, our efforts are currently focused on:

•	Stringent cost control measures, including the reduction of overhead, personnel and incentive compensation costs;

•
The liquidation of nonstrategic or under-performing assets, including the disposal of 28 of our mechanical and lower horsepower drilling rigs during 2015, and the ongoing evaluation of our domestic and international fleets for additional drilling rigs or equipment for which a near term sale would be favorable;

•	Limited organic growth to complete fleet additions which were ordered prior to the recent decline in oil prices, the final of which is expected to be delivered by the end of 2015;

•
Maintaining a strong balance sheet and ample liquidity, including working with our lenders to maintain availability under our revolving credit facility which was amended in September 2015, and including availability for equity or debt offerings up to $300 million under our shelf registration statement; and

•	Continued emphasis on the execution and performance of our core businesses.
We believe these near-term goals will position us to take advantage of future business opportunities and continue our long-term growth strategy.
Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $35.7 million as of September 30, 2015), cash generated from operations, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of September 30, 2015, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.

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
Our Revolving Credit Facility, as amended on September 15, 2015, provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $300 million, all of which matures in September 2019. As of September 30, 2015, we had $110 million outstanding under our Revolving Credit Facility and $17.3 million in committed letters of credit, which resulted in borrowing availability of $172.7 million under our Revolving Credit Facility. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.
We currently expect that cash and cash equivalents, cash generated from operations, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
During the nine months ended September 30, 2015, we spent $130.4 million on purchases of property and equipment and placed into service property and equipment of $130.7 million. Currently, we expect to spend approximately $150 million to $160 million on capital expenditures during 2015. We expect the total capital expenditures for 2015 will be allocated approximately 75% for our Drilling Services Segment and approximately 25% for our Production Services Segment. Our total planned capital expenditures for the year ending December 31, 2015 include the remaining payments for five new-build drilling rigs, nine well servicing rigs, eight wireline units, routine capital expenditures and certain drilling equipment that was ordered in 2014 but requires a long lead time for delivery.
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
Working Capital
Our working capital was $43.6 million at September 30, 2015, compared to $121.9 million at December 31, 2014. Our current ratio, which we calculate by dividing current assets by current liabilities, was 1.4 at September 30, 2015, compared to 1.8 at December 31, 2014.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements could increase during periods when new-build rig construction projects are in progress or when higher percentages of our drilling contracts are turnkey contracts.

The changes in the components of our working capital were as follows (amounts in thousands):

	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$35,679	$34,924	$755
Receivables:
Trade, net of allowance for doubtful accounts	51,963	136,161	(84,198)
Unbilled receivables	7,653	38,002	(30,349)
Insurance recoveries	14,947	10,900	4,047
Other receivables	7,410	5,138	2,272
Deferred income taxes	6,299	10,998	(4,699)
Inventory	8,995	14,117	(5,122)
Assets held for sale	2,065	9,909	(7,844)
Prepaid expenses and other current assets	5,927	8,925	(2,998)
Current assets	140,938	269,074	(128,136)
Accounts payable	35,072	64,305	(29,233)
Current portion of long-term debt	—	27	(27)
Deferred revenues	14,772	3,315	11,457
Accrued expenses:
Payroll and related employee costs	16,934	40,058	(23,124)
Insurance premiums and deductibles	8,302	12,829	(4,527)
Insurance claims and settlements	14,947	10,900	4,047
Interest	861	5,432	(4,571)
Other	6,419	10,326	(3,907)
Current liabilities	97,307	147,192	(49,885)
Working capital	$43,631	$121,882	$(78,251)
The increase in cash and cash equivalents during the nine months ended September 30, 2015 is primarily due to $139.1 million of cash provided by operating activities, which includes early termination payments made on certain drilling contracts, and $37.8 million of proceeds from the sale of assets, offset by $130.4 million used for purchases of property and equipment and $45.0 million used for debt repayment.
The net decrease in our total trade and unbilled receivables as of September 30, 2015 as compared to December 31, 2014 is primarily the result of the decrease in consolidated revenues of $175.6 million, or 62%, for the quarter ended September 30, 2015 as compared to the quarter ended December 31, 2014.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expenses as of September 30, 2015 as compared to December 31, 2014 is primarily due to an increase in our insurance company's reserve for workers' compensation claims in excess of our deductibles.
The increase in other receivables as of September 30, 2015 as compared to December 31, 2014 is primarily due to a decrease in income taxes payable due to a decrease in activity for our Colombian operations, and a $1.1 million short-term note receivable related to the sale of a drilling rig during the second quarter of 2015.
The decrease in current deferred income taxes as of September 30, 2015 as compared to December 31, 2014 is primarily due to a reduction in the current deferred tax assets for our annual bonus accruals which were paid in the first quarter of 2015, as well as the valuation allowance on our Colombian deferred tax assets recognized during 2015.
The decrease in inventory as of September 30, 2015 as compared to December 31, 2014 is primarily due to $3.6 million of impairment charges recognized in the second quarter of 2015 to reduce the carrying value of inventory associated with our Colombian operations, as well as a decrease in our inventory balance for our wireline operations due to decreased activity.

As of September 30, 2015, our condensed consolidated balance sheet reflects assets held for sale of $2.1 million, which represents the fair value of certain drilling equipment, one real estate property and other production services equipment.
The decrease in prepaid expenses and other assets as of September 30, 2015 as compared to December 31, 2014 is primarily due to a decrease in prepaid insurance costs because most of the insurance premiums are paid in late October of each year, and therefore we had amortization of eleven months of these October premiums at September 30, 2015, as compared to two months at December 31, 2014.
The decrease in accounts payable as of September 30, 2015 as compared to December 31, 2014 is primarily due to the 62% decrease in our operating costs for the quarter ended September 30, 2015 as compared to the quarter ended December 31, 2014.
The increase in deferred revenues as of September 30, 2015 as compared to December 31, 2014 is primarily related to deferred revenue for early termination payments. Revenues derived from rigs placed on standby or from the early termination of term drilling contracts are deferred and recognized as the amounts become fixed or determinable, over the remainder of the original term or when the rig is sold. (See Critical Accounting Policies and Estimates section for more detail.)
The decrease in accrued payroll and employee related costs as of September 30, 2015 as compared to December 31, 2014 is primarily due to a 48% reduction in headcount during 2015, as well as reduced accruals for annual bonuses which are expected to be significantly lower as compared to 2014.
The decrease in insurance premiums and deductibles as of September 30, 2015 as compared to December 31, 2014 is primarily due to a decrease in our workers compensation and health insurance costs resulting from a decrease in our estimated liability for the deductibles under these policies.
The decrease in accrued interest expense is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15.
The decrease in other accrued expenses as of September 30, 2015 as compared to December 31, 2014 is primarily due to a decrease in our sales tax accruals due to timing of payments.
Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at September 30, 2015 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$410,000	$—	$—	$110,000	$300,000
Interest on debt	130,202	21,081	42,162	39,396	27,563
Purchase commitments	21,576	21,255	321	—	—
Operating leases	13,782	4,095	5,605	3,389	693
Incentive compensation	10,144	5,424	4,720	—	—
Total	$585,704	$51,855	$52,808	$152,785	$328,256
At September 30, 2015, debt obligations consist of $300 million of principal amount outstanding under our Senior Notes and $110.0 million outstanding under our Revolving Credit Facility. The $110.0 million outstanding under our Revolving Credit Facility is due at maturity on September 22, 2019. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient. The $300 million principal amount outstanding under our 2014 Senior Notes will mature on March 15, 2022.
Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 2.5% interest rate that was in effect at September 30, 2015, and (2) the outstanding balance of $110.0 million at September 30, 2015 to be paid at maturity on September 22, 2019. Interest payment obligations on our 2014 Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year.
Purchase commitments primarily relate to components ordered for our new-build drilling rigs, purchases of other new equipment and equipment upgrades. The total estimated cost, excluding capitalized interest, for the five new-build drilling rigs is approximately $125 million, of which $121.0 million has already been incurred, and $3.4 million of which is reflected in the purchase commitments table above. In addition, $9.7 million of the purchase commitments in the table above represent obligations for well servicing rigs and other drilling equipment that were ordered during 2014, but which require a long lead-time for delivery.
Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.
Incentive compensation is payable to our employees, generally contingent upon their continued employment through the date of each respective award's payout.
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and letter of credit exposure. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. At September 30, 2015, we were in compliance with our financial covenants under the Revolving Credit Facility. Our total consolidated leverage ratio was 2.7 to 1.0, our senior consolidated leverage ratio was 0.8 to 1.0, and our interest coverage ratio was 6.9 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

•
A maximum total leverage ratio at the end of forthcoming fiscal quarters that cannot exceed: 4.00 to 1.00 on September 30, 2015, 4.50 to 1.00 on December 31, 2015, 5.00 to 1.00 on March 31, 2016, 5.50 to 1.00 during the period commencing June 30, 2016 through and including March 31, 2017, 5.25 to 1.00 on June 30, 2017, 5.00 to 1.00 on September 30, 2017, 4.50 to 1.00 on December 31, 2017, and 4.00 to 1.00 at any time thereafter;

•	A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed 2.50 to 1.00;

•	A minimum interest coverage ratio that cannot be less than 2.50 to 1.00; and

•	If our senior consolidated leverage ratio is greater than 2.00 to 1.00 at the end of any fiscal quarter, our minimum asset coverage ratio cannot be less than 1.00 to 1.00.
The Revolving Credit Facility does not restrict repurchases of capital stock as long as the following conditions are met: (a) no event of default under the Revolving Credit Facility exists or would result from such repurchase, (b) if such repurchase occurs prior to the date on which financial statements for the fiscal quarter ending December 31, 2017 are delivered, after giving effect to such repurchase there is availability under the Revolving Credit Facility of at least $50 million, and the total leverage ratio as of the end of the most recent reported fiscal quarter is not more than 2.50 to 1.00, and (c) if such repurchase occurs on or after such date, after giving effect to such repurchase, there is availability under the Revolving Credit Facility of at least $25 million, and the senior consolidated leverage ratio as of the end of the most recently completed fiscal quarter prior to such repurchase is not greater than 2.00 to 1.00. In addition, the repurchase of capital stock requires, on a pro-forma basis, compliance with the maximum total leverage ratio, minimum interest coverage ratio, and, if applicable, the minimum asset coverage ratio as set forth in the Revolving Credit Facility, both before and after giving effect to such repurchase.
The Revolving Credit Facility also does not restrict capital expenditures as long as (a) no event of default under the Revolving Credit Facility exists or would result from such expenditures, and (b) after giving effect to such expenditures, there is availability under the Revolving Credit Facility of at least $50 million. If the senior consolidated leverage ratio as of the end of the most recent reported fiscal quarter is equal to or greater than 2.00 to 1.00, then capital expenditures are limited to $100 million for the fiscal year. The capital expenditure threshold may be increased by any unused portion of the capital expenditure threshold from the immediate preceding fiscal year up to $30 million.

At September 30, 2015, our senior consolidated leverage ratio was not greater than 2.00 to 1.00 and therefore, we were not subject to the capital expenditure threshold restrictions listed above.
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
Our Senior Notes are not subject to any sinking fund requirements. As of September 30, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.

Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Drilling Services Segment:
Revenues	$41,238	$128,117	$198,212	$373,627
Operating costs	22,875	88,963	118,114	250,904
Drilling Services Segment margin	$18,363	$39,154	$80,098	$122,723

Average number of drilling rigs	35.9	62.0	39.7	62.0
Utilization rate	49%	88%	67%	86%
Revenue days	1,618	5,028	7,197	14,554

Average revenues per day	$25,487	$25,481	$27,541	$25,672
Average operating costs per day	14,138	17,694	16,412	17,240
Drilling Services Segment margin per day	$11,349	$7,787	$11,129	$8,432

Production Services Segment:
Revenues	$66,242	$145,150	$238,093	$398,486
Operating costs	48,643	89,993	170,517	250,140
Production Services Segment margin	$17,599	$55,157	$67,576	$148,346

Combined:
Revenues	$107,480	$273,267	$436,305	$772,113
Operating costs	71,518	178,956	288,631	501,044
Combined margin	$35,962	$94,311	$147,674	$271,069

Adjusted EBITDA	$18,829	$78,108	$90,783	$211,092
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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income (loss):
Combined margin	$35,962	$94,311	$147,674	$271,069
General and administrative	(16,814)	(26,613)	(56,909)	(76,372)
Bad debt expense	1,071	(19)	358	(456)
Gain on dispositions of property and equipment	(605)	(142)	2,639	1,589
Gain on sale of fishing and rental services operations	—	10,702	—	10,702
Gain on settlement of litigation	—	1,324	—	4,200
Other income (expense)	(785)	(1,455)	(2,979)	360
Adjusted EBITDA	18,829	78,108	90,783	211,092
Depreciation and amortization	(35,257)	(46,081)	(115,528)	(137,398)
Impairment charges	(2,329)	(678)	(79,648)	(678)
Interest expense	(5,465)	(8,969)	(16,165)	(32,085)
Loss on extinguishment of debt	—	—	—	(22,482)
Income tax (expense) benefit	6,682	(9,927)	13,718	(8,894)
Net income (loss)	$(17,540)	$12,453	$(106,840)	$9,555
Both our Drilling Services and Production Services Segments experienced a significant decline in activity during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, due to the current downturn in our industry. Our combined margin decreased for the three and nine months ended September 30, 2015 as compared to the corresponding periods in 2014, primarily as a result of decreased activity and pricing pressure for all our service offerings. The decrease in combined margin was partially offset by an increase in average margin per day in our Drilling Services Segment from rigs that were earning but not working during 2015 and due to the disposal of 28 mechanical and lower horsepower electric drilling rigs from our fleet which generally earned lower margins per day.
Our Drilling Services Segment’s revenues decreased by $86.9 million, or 68%, and $175.4 million, or 47%, and our Drilling Services Segment’s operating costs decreased by $66.1 million, or 74%, and $132.8 million, or 53%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014, primarily resulting from a decrease in revenue days and lower average operating costs per day. Revenue days decreased primarily due to the significant decrease in demand in our industry. In addition, we sold 28 mechanical and lower horsepower electric drilling rigs during 2015.
Our average revenues per day increased by $1,869 per day, or 7%, for the nine months ended September 30, 2015, as compared to the corresponding period in 2014. Our average revenues per day increased primarily because the drilling rigs which we removed from our fleet, as described above, were generally earning lower dayrates as compared to the rest of our fleet. Our average operating costs per day decreased by $3,556 per day, or 20%, and $828 per day, or 5%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014, primarily due to reduced costs from drilling rigs which were early terminated and were thus earning revenues while incurring minimal operating costs.
Demand for drilling rigs also influences the types of drilling contracts we are able to obtain. Turnkey drilling contracts result in higher average revenues per day and higher average operating costs per day as compared to daywork drilling contracts. We completed one and 17 turnkey contracts during the three and nine months ended September 30, 2015, respectively, as compared to 32 and 68 turnkey drilling contracts completed during the corresponding periods in

2014, respectively. The following table provides the percentages of our drilling revenues by drilling contract type for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Daywork contracts	98%	93%	97%	95%
Turnkey contracts	2%	7%	3%	5%
Our Production Services Segment's revenues decreased by $78.9 million, or 54%, and $160.4 million, or 40%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014, while operating costs decreased by 46% and 32%, respectively. The decreases in our Production Services Segment's revenues and operating costs are a result of the significantly reduced demand for our services in response to the downturn in our industry, which led to decreased activity and increased pricing pressure for all our service offerings, especially our wireline services and coiled tubing operations. The number of wireline jobs we completed decreased by 49% and 42% for the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014. The total rig hours for our well servicing fleet decreased by 34% and 23%, for the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014. Our coiled tubing utilization decreased to 25% and 28% for the three and nine months ended September 30, 2015 from 56% and 53% during the corresponding periods in 2014.
Our general and administrative expense decreased by approximately $9.8 million, or 37%, and $19.5 million, or 25%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014, primarily due to a decrease in compensation costs. The decrease in compensation expense is primarily due to the reduction in our workforce during 2015, a reduction in stock-based compensation due to a decrease in certain long-term performance-based compensation plans' actual and projected achievement levels, and reduced incentive compensation for 2015.
Our gains on disposition of assets during the nine months ended September 30, 2015 are primarily related to the sale of 28 of our mechanical and lower horsepower drilling rigs. Our gains on disposition of assets during the nine months ended September 30, 2014 are primarily related to the sale of our trucking assets in February 2014.
In September 2014, we sold our fishing and rental services operations for total consideration of $16.1 million, resulting in a pretax gain of $10.7 million.
We recognized gains of $4.2 million related to settlements of litigation in our favor related to non-compete agreements during the nine months ended September 30, 2014.
Our other expense of $3.0 million for the nine months ended September 30, 2015 is primarily related to net foreign currency losses recognized for our Colombian operations due to the rise in the value of the U.S. dollar relative to the Colombian peso, and the net wealth tax obligation which was assessed in January 2015 by the Colombian government.
Our depreciation and amortization expenses decreased by $10.8 million and $21.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014, primarily as a result of the sales of drilling rigs and equipment during 2014 and 2015, as well as impairment charges to reduce the carrying values of certain drilling rigs to fair value.
We recognized $79.6 million of impairment charges during the nine months ended September 30, 2015, primarily to reduce the carrying values of all eight drilling rigs in Colombia and certain other assets associated with our Colombian operations, as well as the six non-AC electric drilling rigs in our domestic fleet that are not pad-capable, to their estimated fair values. During the nine months ended September 30, 2014, we recorded impairment charges of $0.7 million to reduce the carrying value of certain drilling equipment and real estate property which were held for sale to their estimated fair value less costs to sell.
Our interest expense decreased by $3.5 million and $15.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014 due to the redemption of our 2010 and 2011

Senior Notes in 2014, which incurred interest at a higher rate than the 2014 Senior Notes which we issued in March 2014, as well as the repayments we made in 2014 and 2015 to reduce the level of debt outstanding under our Revolving Credit Facility.
Our loss on debt extinguishment during the nine months ended September 30, 2014 represents the tender and redemption premiums and the write-off of net unamortized debt discount and debt issuance costs associated with the 2010 and 2011 Senior Notes that were redeemed in March and May 2014.
Our effective income tax rate for the nine months ended September 30, 2015 was lower than the federal statutory rate in the United States primarily due to valuation allowances on Colombian deferred tax assets, the effect of foreign currency translation and the nondeductible Colombian net wealth tax.
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
With most term drilling contracts, we are entitled to receive a full or reduced rate of revenue from our clients if they choose to place a rig on standby or to early terminate the contract before its original expiration term. Generally, these revenues are billed and collected over the remaining term of the contract, as the rig is placed on standby rather than fully released from the contract, and thus may go back to work at the client's decision any time before the end of the contract. Some of our drilling contracts contain "make-whole" provisions whereby if we are able to secure additional work for the rig with another client, then each party is entitled to a make-whole payment. If the dayrates under the new contract are less than the dayrates in the original contract, we would be entitled to a reduced revenue dayrate from the terminating client, and likewise, the terminating client may be entitled to a payment from us if the new contract dayrates exceed those of the original contract. A client may also choose to early terminate the contract and make an upfront early termination payment based on a per day rate for the remaining term of the contract. Revenues derived from rigs placed on standby or from the early termination of term drilling contracts are deferred and recognized as the amounts become fixed or determinable, over the remainder of the original term or when the rig is sold.
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
We incurred a total loss of $0.5 million on three of the 17 turnkey contracts which were completed during the nine months ended September 30, 2015, and we incurred a total loss of $0.8 million on eight of the 68 turnkey contracts completed during the nine months ended September 30, 2014. As of September 30, 2015, we did not have any turnkey contracts in progress.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $1.6 million at September 30, 2015.
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
We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Beginning in October 2014, domestic and international oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services.
As the downturn worsened through 2015 resulting in significantly reduced revenue and utilization rates, and projections that reflect a more delayed recovery than previously anticipated, we performed impairment testing on all the non-AC electric drilling rigs in our fleet, including the eight drilling rigs in Colombia, and our coiled tubing operations as of June 30, 2015. Our analysis at June 30, 2015 indicated that the carrying value of our coiled tubing reporting unit and the carrying value of our six pad-capable non-AC drilling rigs in our fleet (those that are equipped with either a walking or skidding system) were recoverable and thus there was no impairment present at June 30, 2015. However, our analysis indicated that the carrying values of the non-AC drilling rigs in our domestic fleet which are not pad-capable, and our Colombian assets as a group, exceeded our estimated undiscounted cash flows for these assets. As a result, we recorded $69.8 million of impairment charges during 2015 to reduce the carrying values of these assets to their estimated fair values, based on market appraisals which are considered Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures.
During the three and nine months ended September 30, 2015, we also recognized impairment charges of $2.3 million and $9.7 million, respectively, to reduce the carrying values of assets which were classified as held for sale, to their estimated fair values, based on expected sales prices.
These impairment charges are not expected to have an impact on our liquidity or debt covenants; however, they are a reflection of the overall downturn in our industry and decline in our projected future cash flows.
With the downturn persisting through 2015, our projected cash flows have declined further as compared to our projections made earlier in the year. At September 30, 2015, we performed impairment testing on our coiled tubing operations and seven drilling rigs, including our domestic pad-capable non-AC rigs, which have a net book value of $83.2 million and $55.7 million, respectively. We concluded that the carrying value of these assets is recoverable, but that these assets are at risk for future impairment if our projected cash flows decline further.
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
The most significant inputs used in our impairment analysis of our coiled tubing operations include the projected utilization and pricing of our coiled tubing services, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. If we fail to meet the projected increases in utilization and pricing for our coiled tubing services, or in the event of significant unfavorable changes in the forecasted cash flows or key assumptions used in our analysis, the most significant of these being the projected utilization and pricing of our coiled tubing services, then we may incur a future impairment.
As of September 30, 2015, we had $82.3 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods. We estimate that our domestic operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods. However, as a result of the conditions leading to the impairment of our assets in Colombia, we recorded a valuation allowance of $18.7 million that fully offsets our foreign deferred tax assets relating to net operating losses and other tax benefits.
Our accrued insurance premiums and deductibles as of September 30, 2015 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.6 million and our workers’ compensation, general liability and auto liability insurance of approximately $6.5 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Recently Issued Accounting Standards
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The standard outlines a single comprehensive model for revenue recognition based on the core principle that a company will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. We are required to apply this new standard beginning with our first quarterly filing in 2018. We are currently evaluating the potential impact of this guidance, but at this time, do not expect that the adoption of this new standard will have a material effect on our financial position or results of operations.
Debt Issuance Costs. On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU requires retrospective adoption and will be effective for us beginning with our first quarterly filing in 2016. Early adoption is permitted. We do not expect this adoption to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of September 30, 2015, we had $110.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.8 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.5 million during the nine months ended September 30, 2015. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2015.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $2.8 million for the nine months ended September 30, 2015.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not make any unregistered sales of equity securities during the quarter ended September 30, 2015. The following table provides information relating to our repurchase of common shares during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31	3,153	$5.46	—	—
August 1—August 31	—	$—	—	—
September 1—September 30	440	$2.56	—	—
Total	3,593	$5.10	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended September 30, 2015, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock unit awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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

10.1+*	-	Amended and Restated Pioneer Energy Services Corp. 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 20, 2015 (File No. 1-8182)).

10.2*	-
Third Amendment dated as of September 15, 2015, by and among Pioneer Energy Services Corp., a Texas corporation, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated September 15, 2015 (File No. 1-8182, Exhibit 4.1)).

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Dated: October 29, 2015

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

10.1+*	-	Amended and Restated Pioneer Energy Services Corp. 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 20, 2015 (File No. 1-8182)).

10.2*	-
Third Amendment dated as of September 15, 2015, by and among Pioneer Energy Services Corp., a Texas corporation, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated September 15, 2015 (File No. 1-8182, Exhibit 4.1)).

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.
+ Management contract or compensatory plan or arrangement.