Form 10-K
period 2015-12-31
PIONEER ENERGY SERVICES CORP
filed 2016-02-17
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange (NYSE) on June 30, 2015) was approximately $400 million.
As of January 28, 2016, there were 64,500,273 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
In addition, various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Such forward-looking statements appear in Item 1—“Business” and Item 3—“Legal Proceedings” in Part I of this report; in Item 5—“Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report; and elsewhere in this report. Forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to place undue reliance on them. We base forward-looking statements on our current expectations and assumptions about future events. While our management considers the expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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
We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement contained in this report or elsewhere. We have discussed many of these factors in more detail elsewhere in this report. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We undertake no duty to update or revise any forward-looking statements, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) recognize that unpredictable or unknown factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. Also, please read the risk factors set forth in Item 1A—“Risk Factors.”

Item 1.	Business
Company Overview
Pioneer Energy Services Corp. provides land-based drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies in the United States and internationally in Colombia. We also provide two of our services (coiled tubing and wireline services) offshore in the Gulf of Mexico. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well and enable us to meet multiple needs of our clients.

•
Drilling Services Segment— From 1999 to 2011, we significantly expanded our fleet through acquisitions and the construction of new-build drilling rigs. As our industry changed with the evolution of shale drilling, we began a transformation process in 2011, by selectively disposing of our older, less capable rigs, while we continued to invest in our new-build program to construct more technologically advanced, pad-optimal rigs to meet the changing needs of our clients. We have a current fleet of 31 drilling rigs, 94% of which are pad-capable, and 15 of which are AC walking rigs built within the last five years and engineered to optimize pad drilling. The removal of older, less capable rigs from our fleet and the recent investments in the construction of new-builds has transformed our fleet into a highly capable, pad optimal fleet focused on the horizontal drilling market. We believe this positions us to compete well, grow our presence in the significant shale basins in the US, and improve profitability upon recovery of our industry.

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

Drilling Division	Rig Count
South Texas	7
West Texas	6
North Dakota	6
Appalachia	4
Colombia	8
31
Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. In drilling, all rig classes have been severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling and we believe they are the most desirable rig design available. We completed construction of five new-build 1,500 horsepower AC drilling rigs during 2015. We sold 32 of our mechanical and lower horsepower electric drilling rigs during 2015, which were the most negatively impacted by the industry downturn, and placed an additional 4 rigs as held for sale as of year-end.
Currently, 14 of our 23 domestic drilling rigs are earning revenues, 12 of which are under term contracts. Of the eight rigs in Colombia, three are under term contracts, but have been put on standby by our client and are not earning revenue. We are actively marketing our idle drilling rigs in Colombia to various operators to diversify our client base, and evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
In response to the significant decline in oil prices over the last year, term contracts for 19 of our drilling rigs have been terminated early, including three which were terminated in early 2016, resulting in a total of $62.8 million of early termination payments. Revenues derived from these early terminations are deferred and recognized over the remainder of the original term of the drilling contracts. We recognized $49.2 million and $0.3 million of revenue for early termination payments during the years ended December 31, 2015 and 2014, respectively, and we will recognize the remaining $13.3 million in 2016.

•
Production Services Segment— In March 2008, we acquired two production services companies which significantly expanded our service offerings to include well servicing and wireline services. Through these business acquisitions, we also obtained fishing and rental services operations, which were subsequently sold on September 17, 2014. We also acquired a coiled tubing services business at the end of 2011 to further expand our production services offerings. Since the acquisitions of these businesses, we continued to invest in their organic growth and have significantly expanded all our production services fleets.

Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of December 31, 2015, we have a fleet of 114 rigs with 550 horsepower and 11 rigs with 600 horsepower with operations in 10 locations, mostly in the Gulf Coast states, as well as in Arkansas and North Dakota.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing, and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of December 31, 2015, we have a fleet of 125 wireline units in 17 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of December 31, 2015, our coiled tubing business consists of 12 onshore and five offshore coiled tubing units which are deployed through three locations in Texas and Louisiana.

Pioneer Energy Services Corp. (formerly called "Pioneer Drilling Company") was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Over the last 15 years, we have significantly expanded our business through acquisitions and organic growth. We conduct our operations through two operating segments: our Drilling Services Segment and our Production Services Segment. Financial information about our operating segments is included in Note 11, Segment Information, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
For the several years prior to late 2014, generally increasing oil prices drove industry equipment utilization and revenue rates up, particularly in oil-producing regions and certain shale regions. Even though advancements in technology improved the efficiency of drilling rigs, demand remained steady, particularly for drilling rigs that are able to drill horizontally. Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. If oil and natural gas prices remain at current levels for an extended period of time, or if oil prices decline further, then industry equipment utilization and revenue rates would likely decrease further. We expect continued pricing pressure, low activity levels and a highly competitive environment in 2016, but we believe our high-quality equipment and services are well positioned to compete.
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
Capital expenditures by exploration and production companies for the drilling of exploratory wells or new wells in proven areas are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices. In contrast, because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by exploration and production companies for the maintenance of existing wells, which requires a range of production services, are relatively stable and more predictable. However, in a severe downturn that is prolonged, both operating and capital expenditures are significantly reduced. Our clients significantly reduced both their operating and capital expenditures during 2015 and we expect further reductions to their budgets for 2016.

The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Guiberson/Association of Energy Service Companies) over the last three years are illustrated in the graphs below.
As shown in the charts above, the trends in industry rig counts are influenced primarily by fluctuations in oil prices, which affect the levels of capital and operating expenditures made by our clients. At the end of 2015, the spot prices of WTI crude oil and Henry Hub natural gas were down by 66% and 74%, respectively, as compared to the peak 2014 prices. During this same period, the horizontal and vertical drilling rig counts in the United States dropped by 61% and 78%, respectively, while the domestic well servicing rig count decreased by 38%, as compared to the respective highest counts during 2014.
Colombian oil prices have historically trended in line with West Texas Intermediate (WTI) oil prices. Demand for drilling and production services in Colombia is largely dependent upon its national oil company's long-term exploration and production programs.
Technological advancements and trends in our industry also affect the demand for certain types of equipment. In recent years, and especially during the recent downturn, demand has significantly decreased for certain drilling rigs, particularly in vertical well markets. The decline is a result of higher demand for drilling rigs that are able to drill horizontally and the increased use of "pad drilling." Pad drilling enables a series of horizontal wells to be drilled in succession by a walking or skidding drilling rig at a single pad-site location, thereby improving the productivity of exploration and production activities. This trend has resulted in significantly reduced demand for drilling rigs that do not have the ability to walk or skid and to drill horizontal wells, and could further reduce the overall demand for all drilling rigs. In drilling, all rig classes have been severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling and we believe they are the most desirable rig design available.
For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends, see Item 1A – “Risk Factors” in Part I of this Annual Report on Form 10-K.

Competitive Strengths
Our competitive strengths include:

•
One of the Leading Providers in the Prominent Domestic Regions. Our drilling rigs operate in many of the most attractive producing regions in the United States, including the Marcellus and Eagle Ford shales, the Permian Basin and the Bakken. Our drilling rigs are currently located in four divisions throughout the United States and Colombia, but are mobile between domestic regions, diversifying our geographic exposure and limiting the impact of any regional slowdown. We believe the varied capabilities of our drilling rigs make them well suited to these areas where the optimal rig configuration is dictated by local geology and market conditions.

•
High Quality Assets. Excluding the drilling rigs that we expect to sell in the near-term and which are classified as held for sale at year-end, 94% of our drilling rigs are pad-capable, and all but one of our AC rigs have been built within the last five years. Over 75% of our production services assets have been built since 2007, and all of our well servicing rigs have at least 550 horsepower. We believe that our modern and well maintained fleet allows us to realize higher contract and utilization rates because we are able to offer our clients equipment that is more reliable and requires less downtime than older equipment.

•
Provide Services Throughout the Well Life Cycle. By offering our clients both drilling and production services, we capture revenue throughout the life cycle of a well and diversify our business. Our Drilling Services Segment performs work prior to initial production, and our Production Services Segment provides services such as logging, completion, perforation, workover and maintenance throughout the productive life of a well. We also provide certain end-of-well-life activities such as plugging and abandonment. Drilling and production services activity have historically exhibited different degrees of demand fluctuation, and we believe the diversity of our services reduces our exposure to decreases in demand for any single service activity. Further, the diversity of our service offerings enables us to cross-sell our services, which has allowed us to generate more business from existing clients and increase our profits as we expand our services within existing markets.

•
Excellent Safety Record. Our 2015 total recordable incident rate is the lowest we have achieved since our company's inception. Our safety program called “LiveSafe” focuses on creating an environment where everyone is committed to and recognizes the possibility of always working without incident or injury. We believe that by building strong relationships among our people, we can achieve an excellent safety record. Our excellent safety record and reputation are critical to winning new business and expanding our relationships with existing clients. Our commitment to safety helps us to keep our employees safe and reduces our business risk.

•
Experienced Management Team. We believe that important competitive factors in establishing and maintaining long-term client relationships include having an experienced and skilled management team and maintaining employee continuity. Our CEO, Wm. Stacy Locke, joined Pioneer in 1995 as President and has over 35 years of industry experience. Our management team has operated through numerous oilfield services cycles and provides us with valuable long-term experience and a detailed understanding of client requirements. We seek to maximize employee continuity and minimize employee turnover through our focus on employee training and development, safety and competitive compensation.

•
Longstanding and Diversified Clients. We maintain long-standing, high quality client relationships with a diverse group of large independent oil and gas exploration and production companies including Whiting Petroleum Corporation, Apache Corporation, EQT Corporation and Marathon Oil Corporation. Our largest client, Whiting Petroleum Corporation, accounted for approximately 18% of our 2015 consolidated revenues.

Strategy
In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business which we operate in many of the most attractive drilling markets throughout the United States and in Colombia.
With the recent decline in oil prices and the reductions in our utilization and revenue rates in 2015, our near-term efforts are focused on:

•
Cost Reductions. During 2015, we reduced our total headcount by 52%, reduced wage rates for our operations personnel, reduced incentive compensation and eliminated certain employment benefits. We closed nine location offices to reduce overhead and reduce associated lease payments, and we will continue to evaluate opportunities to lower our cost structure in response to reduced revenues.

•
Liquidating Nonstrategic Assets. During 2015, we sold 32 drilling rigs and other drilling equipment for aggregate net proceeds of $53.6 million, and have four additional rigs placed as held for sale at year-end. We will continue to evaluate our domestic and international fleets for additional drilling rigs or equipment for which a near term sale would be favorable.

•
Maintaining Liquidity and Financial Flexibility. We amended our revolving credit facility in September 2015 and again in December 2015, which continues to provide access to capital but has more flexible financial covenants, and we have availability for equity or debt offerings up to $300 million under our shelf registration statement. Additionally, we paid down $60 million of debt during 2015.

•
Performance of our Core Businesses. We will continue to focus on maintaining our relationships with our clients and vendors through the downturn, and continue to focus on our service quality and safety. During this difficult time, we remain committed to our safety and service quality goals, and our 2015 total recordable incident rate is the lowest we have achieved since our company's inception.

We will continue to evaluate our business and look for opportunities to further achieve these goals in 2016, which we believe will position us to take advantage of future business opportunities and continue our long-term growth strategy.
Our long-term strategy is to maintain and leverage our position as a leading land drilling and production services company, continue to expand our relationships with existing clients, expand our client base in the areas where we currently operate and further enhance our geographic diversification through selective expansion. The key elements of this long-term strategy are focused on our:

•
Investments in the Growth of our Business. We have historically invested in the growth of our business by strategically upgrading our existing assets and disposing of assets which use older technology, and engaging in select new-build opportunities and acquisitions.

Over the last five years, we have added significant capacity to our production services offerings through the addition of 62 wireline units, 51 well servicing rigs and 17 coiled tubing units. We constructed ten AC drilling rigs from 2011 to 2013 and we completed construction of five new-build 1,500 horsepower AC drilling rigs during 2015. We sold 32 of our mechanical and lower horsepower electric drilling rigs during 2015, which were the most negatively impacted by the industry downturn, and placed an additional 4 rigs as held for sale as of year-end.
We have a current fleet of 31 drilling rigs, 94% of which are pad-capable, and 15 of which are AC walking rigs built within the last five years and engineered to optimize pad drilling. The removal of older, less capable rigs from our fleet and the recent investments in the construction of new-builds has transformed our fleet into a highly capable, pad optimal fleet focused on the horizontal drilling market. We believe this positions us to compete well, grow our presence in the significant shale basins in the US, and improve profitability upon recovery of our industry.

•
Competitive Position in the Prominent Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production, and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. The 15 new-build drilling rigs which we constructed in the last five years are well suited for our operations in the Marcellus/Utica and Eagle Ford shales, the Permian Basin and the Bakken. Additionally, we have added significant capacity in recent years to our production services fleets, which we believe are well positioned to capitalize on shale development.

•
Exposure to Oil and Liquids Rich Natural Gas Drilling Activity. We believe that our flexible drilling and production services fleets allow us to pursue varied opportunities, enabling us to focus on a favorable mix of natural gas, oil and liquids rich natural gas activity. With natural gas prices at low levels in recent years, we intentionally increased our exposure to oil-related activities by redeploying certain of our assets into predominately oil-producing regions. With the recent decline in oil prices, we believe our fleets are highly capable and well positioned for deployment to whichever markets offer the most opportunity.

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
Diesel or natural gas engines are typically the main power sources for a drilling rig. Power requirements for drilling jobs may vary considerably, but most land drilling rigs employ two or more engines to generate between 500 and 2,000 horsepower, depending on well depth and rig design. Most drilling rigs capable of drilling in deep formations, involving depths greater than 15,000 feet, use diesel-electric power units to generate and deliver electric current through cables to electrical switch gears, then to direct-current electric motors attached to the equipment in the hoisting, rotating and circulating systems.
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
The rotating equipment from top to bottom consists of a top drive, drill pipe, drill collars and the drill bit. We refer to the equipment between the top drive and the drill bit as the drill stem. In a top drive system, the top drive hangs from a hook or a traveling block. The top drive has a passageway for drilling mud to pass into the drill pipe, and it has an AC electric motor connected via a gearbox to a threaded drive shaft which connects to and rotates the drill pipe. Drilling fluid enters the drill stem through a hose, called the rotary hose, attached to the top drive. The drill pipe and drill collars are both steel tubes through which drilling fluid can be pumped. Drill pipe, sometimes called drill string, comes in 30-foot sections, or joints, with threaded sections on each end. Drill collars are heavier than drill pipe and both are threaded on the ends. Collars are used on the bottom of the drill stem to apply weight to the drilling bit. At the end of the drill stem is the bit, which chews up the formation rock and dislodges it so that drilling fluid can circulate the fragmented material back up to the surface where the circulating system filters it out of the fluid.
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
Technological advancements and trends in our industry affect the demand for certain types of equipment. In a continuing effort to improve our drilling rig fleet, every drilling rig in our fleet has been equipped with a top drive and iron roughneck, and all but two of our drilling rigs are equipped with a walking or skidding system and automatic catwalk. These upgrades, which are described in more detail below, provide our clients with drilling rigs that have more varied capabilities for drilling in unconventional plays, and they improve our efficiency and safety.
In horizontal well drilling, operators can utilize top drives to reach formations that may not be accessible with conventional rotary drilling. Top drives provide maximum torque and rotational control, improved well control and better hole conditioning. In recent years, oil and gas exploration and production companies have increased the use of "pad drilling" whereby a series of horizontal wells are drilled in succession by a walking or skidding drilling rig at a single pad-site location. Walking systems increase efficiency by allowing multiple wells to be drilled on the same pad site and permitting the drilling rig to move between wells while drill pipe remains in the derrick and ancillary systems such as engines and mud tanks remain stationary, thus reducing move times and costs. Our omnidirectional walking systems enable the drilling rig to move forward, backward, and side to side which affords the operator additional flexibility.
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
The following table sets forth historical information regarding utilization for our drilling rig fleet:

	Year ended December 31,
	2015	2014	2013	2012	2011
Average number of operating rigs for the period	39.1	62.0	68.2	65.0	69.3
Average utilization rate	63%	87%	84%	87%	73%
As our industry changed with the evolution of shale drilling, we began a transformation process in 2011, by selectively disposing of our older, less capable rigs, while we continued to invest in our new-build program to construct more technologically advanced, pad-optimal rigs to meet the changing needs of our clients. During 2015, we completed construction of five new-build 1,500 horsepower AC drilling rigs and removed a total of 36 of our mechanical and lower horsepower drilling rigs from our fleet, which were the most negatively impacted by the industry downturn. The removal of older, less capable rigs from our fleet and the recent investments in the construction of new-builds has transformed our fleet into a highly capable, pad optimal fleet focused on the horizontal drilling market.
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
Currently, 14 of our 23 domestic drilling rigs are earning revenues, 12 of which are under term contracts. Of the eight rigs in Colombia, three are under term contracts, but have been put on standby by our client and are not earning revenue. The term contracts in Colombia are cancelable without penalty, by our client if 30 days' notice is provided, and by us if rig operations are suspended without an associated dayrate. We are actively marketing our idle drilling rigs in Colombia to various operators to diversify our client base, and evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
Including these three contracts in Colombia, 17 of our drilling rigs are currently under contract, which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts	Term Contracts and Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic Rigs:
Earning under contract	2	8	1	2	—	1	4
Earning but not working	—	4	3	1	—	—	—

Colombia Rigs (on standby)	—	3	—	1	—	—	2
	2	15	4	4	—	1	6
In response to the significant decline in oil prices over the last year, term contracts for 19 of our drilling rigs have been terminated early, including three which were terminated in early 2016, resulting in a total of $62.8 million of early termination payments. Revenues derived from these early terminations are deferred and recognized over the remainder of the original term of the drilling contracts. We recognized $49.2 million and $0.3 million of revenue for early termination payments during the years ended December 31, 2015 and 2014, respectively, and we will recognize the remaining $13.3 million in 2016.
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

	Year ended December 31,
Types of Contracts	2015	2014	2013
Daywork	448	1,001	970
Turnkey	17	106	27
Total number of wells	465	1,107	997
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
Production Services Segment
Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of December 31, 2015, our production services fleets are as follows:

Production Services Fleets
	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	114	11	125

	Offshore	Onshore	Total
Wireline units	6	119	125
Coiled tubing units	5	12	17
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
We typically bill clients for our well servicing on an hourly basis during the period that the rig is actively working. We operate through 10 locations, mostly in the Gulf Coast states, as well as in Arkansas and North Dakota. We believe that our fleet is among the newest in the industry, consisting entirely of rigs with at least 550 horsepower, capable of working at depths of 20,000 feet. Our well servicing utilization rates for the years ended December 31, 2015 and 2014 were 65% and 97%, respectively, based on total fleet count.
Wireline Services. Wireline trucks, like well servicing rigs, are utilized throughout the life of a well. Wireline trucks are often used in place of a well servicing rig when there is no requirement to remove tubulars from the well in order to make repairs.
Wireline services typically utilize a single truck equipped with a spool of wireline that is used to lower and raise a variety of specialized tools in and out of the wellbore. Electric wireline contains a conduit that allows signals to be transmitted to or from tools located in the well. These tools can be used to measure pressures and temperatures as well as the condition of the casing and the cement that holds the casing in place. In order for oil and gas exploration and production companies to better understand the reservoirs they are drilling or producing, they require logging services to accurately characterize reservoir rocks and fluids. We provide both open and cased-hole logging services.
Other applications for wireline tools include placing equipment in or retrieving equipment (or debris) from the wellbore, installing bridge plugs, perforating the casing in order to prepare the well for production, or cutting off pipe that is stuck in the well so that the free section can be recovered.
Our wireline operations are deployed through 17 locations in Texas, Kansas, Colorado, Montana, North Dakota, Louisiana, Oklahoma and Wyoming. We are currently actively marketing approximately 60% of our wireline fleet.
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

As of December 31, 2015, our coiled tubing business consists of 12 onshore and five offshore coiled tubing units which are deployed through three locations in Texas and Louisiana. Our coiled tubing utilization rates for the years ended December 31, 2015 and 2014 were 27% and 51%, respectively, based on total fleet count.
Seasonality
All our production services operations are impacted by seasonal factors. Our business can be negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Because our well servicing rigs, wireline units and coiled tubing units are mobile, during periods of heavy snow, ice or rain, we may not be able to move our equipment between locations.
Clients
We provide drilling and production services to numerous independent and large oil and gas exploration and production companies that are active in the geographic areas in which we operate. The following table shows our three largest clients as a percentage of our total revenue for each of our last three fiscal years.

Total Revenue Percentage
Fiscal year ended December 31, 2015
Whiting Petroleum Corporation	17.8%
Ecopetrol	6.1%
Apache Corporation	4.6%

Fiscal year ended December 31, 2014
Whiting Petroleum Corporation	11.9%
Ecopetrol	9.9%
Penn Virginia Oil & Gas, LP	6.0%

Fiscal year ended December 31, 2013
Whiting Petroleum Corporation	12.6%
Ecopetrol	10.7%
Apache Corporation	5.9%
Competition
Drilling Services Segment
We encounter substantial competition from other drilling contractors. Our primary market areas are highly fragmented and competitive. The fact that drilling rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.
The drilling contracts we compete for are usually awarded on the basis of competitive bids. Our principal competitors are Helmerich & Payne, Inc., Precision Drilling Corporation, Patterson-UTI Energy, Inc. and Nabors Industries, Ltd. In addition to pricing and rig availability, we believe the following factors are also important to our clients in determining which drilling contractors to select:

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
Some of our competitors may have greater financial, technical and other resources than we do. Greater capabilities in these areas may enable them to:

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
The largest well servicing providers that we compete with are Key Energy Services, Basic Energy Services, C&J Energy Services, Superior Energy Services, Inc. and CC Forbes. As compared to the other large competitors in this industry, we believe our fleet is one of the youngest, most uniform fleets, which in addition to our safety performance and service quality, has historically allowed us to operate at utilization and hourly rates that are among the highest of our peers.
The wireline market in the United States is dominated by a small number of companies, including ourselves. These competitors include Allied-Horizontal Wireline Services, Renegade Services, C&J Energy Services, KLX Energy Services and Archer Ltd. Additional competitors include Schlumberger Ltd., Halliburton Company and other independents. The market for wireline services is very competitive, but historically we have competed effectively with our competitors because of the diversified services we provide, our performance and strong client service.
The market for coiled tubing has expanded within the oilfield services market over recent years due to technological advances which increased the number of applications for the coiled tubing unit, and the increase in deep well and horizontal drilling. Our primary competitors in the coiled tubing services market currently include C&J Energy Services, Superior Energy Services, Key Energy Services and RPC Inc.
In addition, there are numerous smaller companies that compete in all of our production services markets.
The need for well servicing, wireline and coiled tubing services fluctuates primarily in relation to the price (or anticipated price) of oil and natural gas, which in turn is driven by the supply of and demand for oil and natural gas. Generally, as the supply of these commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment.
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
Operating Risks and Insurance
Our operations are subject to the many hazards inherent in the exploration and production of oil and natural gas, including the risks of:

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
Employees
We currently have approximately 1,700 employees, which is down 50% over the last 12 months. The majority of our employees work in operations for our Drilling Services Segment and Production Services Segment and are primarily compensated on an hourly basis. The number of employees in operations fluctuates depending on the utilization of our drilling rigs, well servicing rigs, wireline units and coiled tubing units at any particular time. None of our employment arrangements are subject to collective bargaining arrangements.
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
Facilities
We lease our corporate office facilities located at 1250 N.E. Loop 410, Suite 1000 San Antonio, Texas 78209. We conduct our business operations through 57 other real estate locations, of which we own 14, in the United States (Texas, Oklahoma, Colorado, Montana, North Dakota, Pennsylvania, Wyoming, Mississippi, Arkansas, Louisiana and Kansas) and internationally in Colombia. These real estate locations are primarily used for regional offices and storage and maintenance yards.
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
The federal Clean Water Act, as amended by the Oil Pollution Act (and interpreted by EPA in the Clean Water Rule issued in May 2015); the federal Clean Air Act; the federal Resource Conservation and Recovery Act; the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA; the Safe Drinking Water Act, or SDWA; the federal Outer Continental Shelf Lands Act; the Occupational Safety and Health Act, or OSHA; and their state counterparts and similar statutes are the primary statutes that impose the requirements described above and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the “Superfund” law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred, and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also common for third parties to file claims for personal injury and property damage caused by substances released into the environment.
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
There are a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments at the international level is the United Nations Framework Convention on Climate Change, which produced the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Colombia, which is a location where we provide drilling services) in 1992. More recently, on December 12, 2015, 195 countries adopted under the Framework Convention a resolution known as the "Paris Agreement" to reduce emissions of greenhouse gases with a goal of limiting global warming to below 2 °C (3.6 °F). The Paris Agreement does not establish enforceable emissions reduction targets, but countries may establish greenhouse gas reduction measures pursuant to the agreement. The agreement will open for signature in April 2016 and will only become fully effective if it is ratified by at least 55 countries that collectively produce at least 55% of the world's greenhouse gas emissions.
The United States is a party to and helped negotiate the Paris Agreement, but has not yet ratified the agreement. In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas cap and trade programs. Also, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases. There have been two multi-state organizations devoted to climate action. The Regional Greenhouse Gas Initiative, or "RGGI," is located in the Northeastern and Mid-Atlantic United States. The Western Regional Climate Action Initiative once included multiple U.S. states and much of Canada but is now comprised of California, British Columbia, Manitoba, Ontario, and Quebec.
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
Based on these findings, in 2010 the EPA adopted two sets of regulations that restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of greenhouse gases from motor vehicles and another that requires certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources. In June 2014, the U.S. Supreme Court invalidated elements of the greenhouse gas permitting rule; however, the EPA can still impose certain greenhouse gas control requirements for certain large stationary sources. In addition, the EPA adopted rules requiring the monitoring and reporting of greenhouse gases from certain sources, including, among others, onshore oil and natural gas production facilities.
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

On August 3, 2015, the EPA finalized rules to limit carbon dioxide emissions from new and existing electric utility generating units. New units must meet specified carbon dioxide emissions limitations. The rules for existing units, known as the "Clean Power Plan," will require by 2030 an overall reduction in carbon dioxide emissions of 32% below the amount of carbon dioxide emitted in 2005.
On August 18, 2015, the EPA proposed a rule to reduce methane (a greenhouse gas) and VOC emissions from oil and gas operations. Among other requirements, the proposed rules would impose standards for hydraulically fractured oil wells and equipment leaks at oil and gas production sites and would extend certain existing standards to downstream oil and gas operations.
Although it is not possible at this time to predict whether proposed climate change initiatives will be adopted as initially written, if at all, or how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Any additional costs or operating restrictions associated with legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our operating results and cash flows. In addition, these developments could curtail the demand for fossil fuels such as oil and gas in areas of the world where our clients operate and thus adversely affect demand for our services, which may in turn adversely affect our future results of operations. Finally, we cannot predict with any certainty whether changes to temperature, storm intensity or precipitation patterns as a result of climate change will have a material impact on our operations.
Hydraulic fracturing is a commonly used process that involves injection of water, sand, and a minor amount of certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. Federal agencies have adopted new rules, such as the Bureau of Land Management's hydraulic fracturing rule finalized in March 2015, that impose additional requirements on the practice of hydraulic fracturing. Additional federal regulations may also be developed. Several states are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to concerns regarding potential environmental and physical impacts, including groundwater and drinking water impacts, as well as whether such activities may cause minor earthquakes.
The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act (SDWA) to exclude certain hydraulic fracturing practices from the definition of "underground injection." The EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and has developed guidance relating to such practices. In addition, repeal of the SDWA exclusion of hydraulic fracturing has been advocated by certain advocacy organizations and others in the public. Congress has from time to time considered legislation to repeal the exemption for hydraulic fracturing from the SDWA, which would have the effect of allowing the EPA to promulgate new regulations and permitting requirements for hydraulic fracturing, and to require the disclosure of the chemical constituents of hydraulic fracturing fluids to a regulatory agency, which would make the information public via the Internet.
Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a study of the potential environmental impacts of hydraulic fracturing. A Progress Report was issued by the EPA in May 2014 and a draft report was issued for comment in June 2015; peer review of the information provided in the Progress Report is underway. In addition, in April 2012, the EPA issued the first federal air standards for natural gas wells that are hydraulically fractured, which will require operators to significantly reduce VOC emissions through the use of “green completions” to capture natural gas that would otherwise escape into the air. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, which were effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On September 23, 2013, the EPA published amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. On December 19, 2014, the EPA published a final rule clarifying certain aspects of the new rules. On August 18, 2015, the EPA proposed a rule to reduce methane (a greenhouse gas) and VOC emissions from oil and gas operations. It is also possible that the EPA will modify the proposed rule or further amend its oil and gas regulations. These rules may require a number of modifications to our clients’ and our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our clients, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

The EPA is also developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities. The proposed regulations were published on April 7, 2015. The U.S. Department of the Interior has also finalized regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents (i.e. the BLM's hydraulic fracturing rule issued in March 2015) and has conducted hearings on a possible rule to reduce flaring and venting associated with oil and gas operations on public lands. A proposed rule is expected in 2016.
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
As a result of the decline in oil prices that began in late 2014 and continued through 2015, our clients will likely maintain minimal spending on exploration and production projects in the near term, resulting in a continued decrease in demand for our services.
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
Since October 2014, oil prices worldwide have dropped significantly. If the current depressed oil and natural gas prices persist for a prolonged period, or further decline, oil and gas exploration and production companies are likely to continue to cancel or curtail their drilling programs and further reduce production spending on existing wells, thereby reducing demand for our services. Our clients significantly reduced both their operating and capital expenditures during 2015 and we expect further reductions to their budgets for 2016.
The recent reduction in spending and activity levels has adversely affected our business during 2015 and if the reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, continues, it could materially and adversely affect us further by negatively impacting:

•	our revenues, cash flows and profitability;

•	the fair market value of our drilling rig fleet and production services equipment;

•	our ability to maintain or increase our borrowing capacity;

•	our ability to obtain additional capital to finance our business or make acquisitions, and the cost of that capital;

•	the collectability of our receivables; and

•	our ability to retain skilled operations personnel whom we would need in the event of an upturn in the demand for our services.
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
While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment, our safety record, our ability to offer ancillary services, the experience of our crews and the quality of service we provide to differentiate us from our competitors. This strategy is less effective when lower demand for drilling and production services intensifies price competition and makes it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete, an oversupply of drilling rigs or production services equipment generally causes greater price competition and reduced profitability.
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
Technological advancements and trends in our industry affect the demand for certain types of equipment. In recent years, and especially during the recent downturn, demand has significantly decreased for certain drilling rigs, particularly in vertical well markets. The decline is a result of higher demand for drilling rigs that are able to drill horizontally and the increased use of "pad drilling." Pad drilling enables a series of horizontal wells to be drilled in succession by a walking or skidding drilling rig at a single pad-site location, thereby improving the productivity of exploration and production activities. This trend has resulted in significantly reduced demand for drilling rigs that do not have the ability to walk or skid and to drill horizontal wells, and could further reduce the overall demand for all drilling rigs.
In drilling, all rig classes have been severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling and we believe they are the most desirable rig design available.
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
In the past, we have derived a significant portion of our revenue from a limited number of major clients. For the years ended December 31, 2015, 2014 and 2013, our drilling and production services to our top three clients accounted for approximately 29%, 28%, and 29%, respectively, of our revenue, and in 2015, 2014 and 2013, one client, Whiting Petroleum Corporation, accounted for 18%, 12% and 13%, respectively, of our revenue. The loss of one or more of our major clients, or their decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. We experienced significantly reduced demand for our services during 2015, from all clients including these major clients, and we expect further reductions during 2016.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness is primarily a result of the two production services businesses that we acquired in 2008 and the acquisition of Go-Coil in 2011, as well as organic growth investments. At December 31, 2015, our total debt balance of $395.0 million consists of $300 million outstanding under our Senior Notes and $95 million outstanding under our Revolving Credit Facility. At December 31, 2015, we had borrowing availability of $87.7 million under our Revolving Credit Facility.
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

•
restrictions on investments, capital expenditures, mergers or consolidations, asset dispositions, acquisitions, repurchases of capital stock, transactions with affiliates and other transactions without the lenders’ consent; and

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
We have historically derived a portion of our revenues from turnkey drilling contracts, although we do not expect turnkey contracts to represent a significant amount of our revenues in the current industry environment. The occurrence of uninsured or under-insured losses or operating cost overruns on our turnkey jobs could have a material adverse effect on our financial position and results of operations. Under a typical turnkey drilling contract, we agree to drill a well for our client to a specified depth and under specified conditions for a fixed price. We provide technical expertise and engineering services, as well as most of the equipment and drilling supplies required to drill the well. We often subcontract for related services, such as the provision of casing crews, cementing and well logging. Under typical turnkey drilling arrangements, we do not receive progress payments and are paid by our client only after we have performed the terms of the drilling contract in full. For these reasons, the risk to us under a turnkey drilling contract is substantially greater than for a well drilled on a daywork basis because we must assume most of the risks associated with drilling operations that the operator generally assumes under a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalations and personnel. In addition, since we are only paid by our clients after we have performed the terms of the drilling contract in full, our liquidity can be affected by the number of turnkey contracts that we enter into.
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
Our operations are subject to the many hazards inherent in exploration and production activity, including the risks of:

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
A component of our long-term business strategy is a pursuit of acquisitions of complementary assets and businesses. This acquisition strategy in general, and our recent acquisitions in particular, involve numerous inherent risks, including:

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
In addition, we may not have sufficient capital resources to complete additional acquisitions. Historically, we have funded business acquisitions and the growth of our rig fleet through a combination of debt and equity financing. We may incur substantial additional indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing shareholders. Furthermore, we may not be able to obtain additional financing on satisfactory terms or at all.
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
Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.
Our international operations are subject to political, economic and other uncertainties not generally encountered in our U.S. operations which include, among potential others:

•	risks of war, terrorism, civil unrest and kidnapping of employees;

•	employee strikes, work stoppages, labor disputes and other slowdowns;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of contracts;

•	foreign taxation, such as the tax for equality and the net-worth tax in Colombia;

•	the inability to repatriate earnings or capital due to laws limiting the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	concentration of clients;

•	regional economic downturns;

•	the overlap of different tax structures;

•	the burden of complying with multiple and potentially conflicting laws;

•	the risks associated with the assertion of foreign sovereignty over areas in which our operations are conducted;

•	the risks associated with any lack of compliance with the Foreign Corrupt Practices Act of 1977 ("FCPA") or other anti-corruption laws;

•	the risks associated with fluctuating currency values, hard currency shortages and controls of foreign currency exchange;

•	difficulty in collecting international accounts receivable; and

•	potentially longer payment cycles.
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
Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

•	environmental quality;

•	pollution control;

•	remediation of contamination;

•	preservation of natural resources;

•	transportation; and

•	worker safety.
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
The federal Clean Water Act, as amended by the Oil Pollution Act (and interpreted by EPA in the Clean Water Rule issued in May 2015); the federal Clean Air Act; the federal Resource Conservation and Recovery Act; the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA; the Safe Drinking Water Act, or SDWA; the federal Outer Continental Shelf Lands Act; the Occupational Safety and Health Act, or OSHA; and their state counterparts and similar statutes are the primary statutes that impose the requirements described above and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the “Superfund” law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred, and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also common for third parties to file claims for personal injury and property damage caused by substances released into the environment.
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
There are a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments at the international level is the United Nations Framework Convention on Climate Change, which produced the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Colombia, which is a location where we provide drilling services) in 1992. More recently, on December 12, 2015, 195 countries adopted under the Framework Convention a resolution known as the "Paris Agreement" to reduce emissions of greenhouse gases with a goal of limiting global warming to below 2 °C (3.6 °F). The Paris Agreement does not establish enforceable emissions reduction targets, but countries may establish greenhouse gas reduction measures pursuant to the agreement. The agreement will open for signature in April 2016 and will only become fully effective if it is ratified by at least 55 countries that collectively produce at least 55% of the world's greenhouse gas emissions.
The United States is a party to and helped negotiate the Paris Agreement, but has not yet ratified the agreement. In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas cap and trade programs. Also, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases. There have been two multi-state organizations devoted to climate action. The Regional Greenhouse Gas Initiative, or "RGGI," is located in the Northeastern and Mid-Atlantic United States. The Western Regional Climate Action Initiative once included multiple U.S. states and much of Canada but is now comprised of California, British Columbia, Manitoba, Ontario, and Quebec.
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
Based on these findings, in 2010 the EPA adopted two sets of regulations that restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of greenhouse gases from motor vehicles and another that requires certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources. In June 2014, the U.S. Supreme Court invalidated elements of the greenhouse gas permitting rule; however, the EPA can still impose certain greenhouse gas control requirements for certain large stationary sources. In addition, the EPA adopted rules requiring the monitoring and reporting of greenhouse gases from certain sources, including, among others, onshore oil and natural gas production facilities.
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
On August 3, 2015, the EPA finalized rules to limit carbon dioxide emissions from new and existing electric utility generating units. New units must meet specified carbon dioxide emissions limitations. The rules for existing units, known as the "Clean Power Plan," will require by 2030 an overall reduction in carbon dioxide emissions of 32% below the amount of carbon dioxide emitted in 2005.
On August 18, 2015, the EPA proposed a rule to reduce methane (a greenhouse gas) and VOC emissions from oil and gas operations. Among other requirements, the proposed rules would impose standards for hydraulically fractured oil wells and equipment leaks at oil and gas production sites and would extend certain existing standards to downstream oil and gas operations.
Although it is not possible at this time to predict whether proposed climate change initiatives will be adopted as initially written, if at all, or how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Any additional costs or operating restrictions associated with legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our operating results and cash flows. In addition, these developments could curtail the demand for fossil fuels such as oil and gas in areas of the world where our clients operate and thus adversely affect demand for our services, which may in turn adversely affect our future results of operations. Finally, we cannot predict with any certainty whether changes to temperature, storm intensity or precipitation patterns as a result of climate change will have a material impact on our operations.

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
Hydraulic fracturing is a commonly used process that involves injection of water, sand, and a minor amount of certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. Federal agencies have adopted new rules, such as the Bureau of Land Management's hydraulic fracturing rule finalized in March 2015, that impose additional requirements on the practice of hydraulic fracturing. Additional federal regulations may also be developed. Several states are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to concerns regarding potential environmental and physical impacts, including groundwater and drinking water impacts, as well as whether such activities may cause minor earthquakes.
The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act (SDWA) to exclude certain hydraulic fracturing practices from the definition of "underground injection." The EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and has developed guidance relating to such practices. In addition, repeal of the SDWA exclusion of hydraulic fracturing has been advocated by certain advocacy organizations and others in the public. Congress has from time to time considered legislation to repeal the exemption for hydraulic fracturing from the SDWA, which would have the effect of allowing the EPA to promulgate new regulations and permitting requirements for hydraulic fracturing, and to require the disclosure of the chemical constituents of hydraulic fracturing fluids to a regulatory agency, which would make the information public via the Internet.
Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a study of the potential environmental impacts of hydraulic fracturing. A Progress Report was issued by the EPA in May 2014 and a draft report was issued for comment in June 2015; peer review of the information provided in the Progress Report is underway. In addition, in April 2012, the EPA issued the first federal air standards for natural gas wells that are hydraulically fractured, which will require operators to significantly reduce VOC emissions through the use of “green completions” to capture natural gas that would otherwise escape into the air. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, which were effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On September 23, 2013, the EPA published amendments to the rule which would, among other things, provide additional time for recently constructed, modified or reconstructed storage tanks to install emission controls. On December 19, 2014, the EPA published a final rule clarifying certain aspects of the new rules. On August 18, 2015, the EPA proposed a rule to reduce methane (a greenhouse gas) and VOC emissions from oil and gas operations. It is also possible that the EPA will modify the proposed rule or further amend its oil and gas regulations. These rules may require a number of modifications to our clients’ and our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our clients, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.
The EPA is also developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities. The proposed regulations were published on April 7, 2015. The U.S. Department of the Interior has also finalized regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents (i.e. the BLM's hydraulic fracturing rule issued in March 2015) and has conducted hearings on a possible rule to reduce flaring and venting associated with oil and gas operations on public lands. A proposed rule is expected in 2016.
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
As of January 28, 2016, 64,500,273 shares of our common stock were outstanding, held by 345 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.
Our common stock trades on the New York Stock Exchange under the symbol “PES.” The following table sets forth, for each of the periods indicated, the high and low sales prices per share:

	Low	High
Fiscal year ended December 31, 2015
First Quarter	$3.74	$6.40
Second Quarter	5.09	8.08
Third Quarter	2.10	5.46
Fourth Quarter	2.10	3.32
Fiscal year ended December 31, 2014
First Quarter	$7.72	$12.95
Second Quarter	12.11	17.54
Third Quarter	13.70	18.38
Fourth Quarter	4.22	13.06
The last reported sales price for our common stock on the New York Stock Exchange on January 28, 2016 was $1.31 per share.
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

We did not make any unregistered sales of equity securities during the quarter ended December 31, 2015. No shares of our common stock were purchased by or on behalf of our company or any affiliated purchaser during the quarter ended December 31, 2015.
Performance Graph
The following graph compares, for the periods from December 31, 2010 to December 31, 2015, the cumulative total shareholder return on our common stock with the cumulative total return on the companies that comprise the NYSE Composite Index and a peer group index that includes five companies that provide contract drilling services and/or production services. The companies that comprise the peer group index are Patterson-UTI Energy, Inc., Nabors Industries Ltd., Basic Energy Services, Inc., Precision Drilling Corporation and Key Energy Services.
The comparison assumes that $100 was invested on December 31, 2010 in our common stock, the companies that compose the NYSE Composite Index and the peer group index, and further assumes all dividends were reinvested.

Item 6.	Selected Financial Data
The following information derives from our audited financial statements. This information should be reviewed in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and related notes this report contains.

	Year ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$540,778	$1,055,223	$960,186	$919,443	$715,941
Income (loss) from operations	(166,700)	23,984	(6,229)	81,811	57,458
Income (loss) before income taxes	(192,719)	(49,322)	(55,778)	46,386	20,833
Net earnings (loss) applicable to common shareholders	(155,140)	(38,018)	(35,932)	30,032	11,177
Earnings (loss) per common share-basic	$(2.41)	$(0.60)	$(0.58)	$0.49	$0.19
Earnings (loss) per common share-diluted	$(2.41)	$(0.60)	$(0.58)	$0.48	$0.19
Other Financial Data:
Net cash provided by operating activities	$142,719	$233,041	$174,580	$199,366	$144,879
Net cash used in investing activities	(101,656)	(151,918)	(150,676)	(361,231)	(307,484)
Net cash provided by (used in) financing activities	(61,827)	(73,584)	(20,252)	99,401	226,791
Capital expenditures	142,907	188,121	125,420	379,272	237,787

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Working capital	$45,226	$121,882	$118,547	$62,236	$129,932
Property and equipment, net	702,585	856,541	937,657	1,014,340	793,956
Long-term debt and capital lease obligations, excluding current installments	395,000	455,053	499,666	518,725	418,728
Shareholders’ equity	342,643	495,064	518,433	547,680	510,445
Total assets	829,776	1,171,589	1,229,623	1,339,776	1,172,754

(1)
The statement of operations and other financial data for the year ended December 31, 2015 reflect the impact of impairment charges on our property and equipment of $114.8 million and an intangible asset impairment charge of $14.3 million.

(2)	The statement of operations and other financial data for the year ended December 31, 2014 reflect the impact of impairment charges on our property and equipment of $73.0 million.

(3)
The statement of operations and other financial data for the year ended December 31, 2013 reflect the impact of a goodwill impairment charge of $41.7 million and an intangible asset impairment charge of $3.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, decisions about exploration and development projects to be made by oil and gas exploration and production companies, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, future compliance with covenants under our senior secured revolving credit facility and our senior notes, operating hazards inherent in our operations, the supply of marketable drilling rigs, well servicing rigs, coiled tubing and wireline units within the industry, the continued availability of drilling rig, well servicing rig, coiled tubing and wireline unit components, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
Company Overview
Pioneer Energy Services Corp. provides land-based drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies in the United States and internationally in Colombia. We also provide two of our services (coiled tubing and wireline services) offshore in the Gulf of Mexico. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well and enable us to meet multiple needs of our clients.
Pioneer Energy Services Corp. (formerly called "Pioneer Drilling Company") was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Over the last 15 years, we have significantly expanded our business through acquisitions and organic growth.

Business Segments
We conduct our operations through two operating segments: our Drilling Services Segment and our Production Services Segment. Financial information about our operating segments is included in Note 11, Segment Information, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

•
Drilling Services Segment— From 1999 to 2011, we significantly expanded our fleet through acquisitions and the construction of new-build drilling rigs. As our industry changed with the evolution of shale drilling, we began a transformation process in 2011, by selectively disposing of our older, less capable rigs, while we continued to invest in our new-build program to construct more technologically advanced, pad-optimal rigs to meet the changing needs of our clients. We have a current fleet of 31 drilling rigs, 94% of which are pad-capable, and 15 of which are AC walking rigs built within the last five years and engineered to optimize pad drilling. The removal of older, less capable rigs from our fleet and the recent investments in the construction of new-builds has transformed our fleet into a highly capable, pad optimal fleet focused on the horizontal drilling market. We believe this positions us to compete well, grow our presence in the significant shale basins in the US, and improve profitability upon recovery of our industry.

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

Drilling Division	Rig Count
South Texas	7
West Texas	6
North Dakota	6
Appalachia	4
Colombia	8
31
Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. In drilling, all rig classes have been severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling and we believe they are the most desirable rig design available. We completed construction of five new-build 1,500 horsepower AC drilling rigs during 2015. We sold 32 of our mechanical and lower horsepower electric drilling rigs during 2015, which were the most negatively impacted by the industry downturn, and placed an additional 4 rigs as held for sale as of year-end.
Currently, 14 of our 23 domestic drilling rigs are earning revenues, 12 of which are under term contracts. Of the eight rigs in Colombia, three are under term contracts, but have been put on standby by our client and are not earning revenue. We are actively marketing our idle drilling rigs in Colombia to various operators to diversify our client base, and evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
In response to the significant decline in oil prices over the last year, term contracts for 19 of our drilling rigs have been terminated early, including three which were terminated in early 2016, resulting in a total of $62.8 million of early termination payments. Revenues derived from these early terminations are deferred and recognized over the remainder of the original term of the drilling contracts. We recognized $49.2 million and $0.3 million of revenue for early termination payments during the years ended December 31, 2015 and 2014, respectively, and we will recognize the remaining $13.3 million in 2016.

•
Production Services Segment— In March 2008, we acquired two production services companies which significantly expanded our service offerings to include well servicing and wireline services. Through these business acquisitions, we also obtained fishing and rental services operations, which were subsequently sold on September 17, 2014. We also acquired a coiled tubing services business at the end of 2011 to further expand our production services offerings. Since the acquisitions of these businesses, we continued to invest in their organic growth and have significantly expanded all our production services fleets.

Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of December 31, 2015, we have a fleet of 114 rigs with 550 horsepower and 11 rigs with 600 horsepower with operations in 10 locations, mostly in the Gulf Coast states, as well as in Arkansas and North Dakota.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing, and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of December 31, 2015, we have a fleet of 125 wireline units in 17 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of December 31, 2015, our coiled tubing business consists of 12 onshore and five offshore coiled tubing units which are deployed through three locations in Texas and Louisiana.

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

For the several years prior to late 2014, generally increasing oil prices drove industry equipment utilization and revenue rates up, particularly in oil-producing regions and certain shale regions. Even though advancements in technology improved the efficiency of drilling rigs, demand remained steady, particularly for drilling rigs that are able to drill horizontally. Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. If oil and natural gas prices remain at current levels for an extended period of time, or if oil prices decline further, then industry equipment utilization and revenue rates would likely decrease further. We expect continued pricing pressure, low activity levels and a highly competitive environment in 2016, but we believe our high-quality equipment and services are well positioned to compete.

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

Capital expenditures by exploration and production companies for the drilling of exploratory wells or new wells in proven areas are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices. In contrast, because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by exploration and production companies for the maintenance of existing wells, which requires a range of production services, are relatively stable and more predictable. However, in a severe downturn that is prolonged, both operating and capital expenditures are significantly reduced. Our clients significantly reduced both their operating and capital expenditures during 2015 and we expect further reductions to their budgets for 2016.

The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Guiberson/Association of Energy Service Companies) over the last three years are illustrated in the graphs below.

As shown in the charts above, the trends in industry rig counts are influenced primarily by fluctuations in oil prices, which affect the levels of capital and operating expenditures made by our clients. At the end of 2015, the spot prices of WTI crude oil and Henry Hub natural gas were down by 66% and 74%, respectively, as compared to the peak 2014 prices. During this same period, the horizontal and vertical drilling rig counts in the United States dropped by 61% and 78%, respectively, while the domestic well servicing rig count decreased by 38%, as compared to the respective highest counts during 2014.

Colombian oil prices have historically trended in line with West Texas Intermediate (WTI) oil prices. Demand for drilling and production services in Colombia is largely dependent upon its national oil company's long-term exploration and production programs.

Technological advancements and trends in our industry also affect the demand for certain types of equipment. In recent years, and especially during the recent downturn, demand has significantly decreased for certain drilling rigs, particularly in vertical well markets. The decline is a result of higher demand for drilling rigs that are able to drill horizontally and the increased use of "pad drilling." Pad drilling enables a series of horizontal wells to be drilled in succession by a walking or skidding drilling rig at a single pad-site location, thereby improving the productivity of exploration and production activities. This trend has resulted in significantly reduced demand for drilling rigs that do not have the ability to walk or skid and to drill horizontal wells, and could further reduce the overall demand for all drilling rigs. In drilling, all rig classes have been severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling and we believe they are the most desirable rig design available.

For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends, see Item 1A – “Risk Factors” in Part I of this Annual Report on Form 10-K.
Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $14.2 million as of December 31, 2015), cash generated from operations, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of December 31, 2015, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.
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
Our Revolving Credit Facility, as amended on December 23, 2015, provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $200 million, subject to availability under a borrowing base comprised of certain eligible cash, certain eligible receivables, certain eligible inventory, and certain eligible equipment of ours and certain of our subsidiaries, all of which matures in March 2019. As of December 31, 2015, we had $95 million outstanding under our Revolving Credit Facility and $17.3 million in committed letters of credit, which resulted in borrowing availability of $87.7 million under our Revolving Credit Facility. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. Additional information regarding these covenants is provided in the Debt Requirements section below. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes.
We currently expect that cash and cash equivalents, cash generated from operations, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.

Uses of Capital Resources
For the years ended December 31, 2015 and 2014, our primary uses of capital resources were for property and equipment additions which consisted of the following (amounts in thousands):

	Year ended December 31,
	2015	2014
Drilling Services Segment:
Routine	$13,183	$43,403
Discretionary	7,041	24,340
Fleet additions	107,030	34,618
Total Drilling Services Segment	127,254	102,361
Production Services Segment:
Routine	11,325	22,927
Discretionary	6,018	21,854
Fleet additions	15,018	28,236
Total Production Services Segment	32,361	73,017
Net cash used for purchases of property and equipment	159,615	175,378
Net impact of accruals	(16,708)	12,743
Total Capital Expenditures	$142,907	$188,121
Our Drilling Services Segment incurred $87.8 million and $37.2 million of costs, including accruals for capital expenditures, on the construction of our new-build drilling rigs during the years ended December 31, 2015 and 2014, respectively. Additionally, during the year ended December 31, 2014, we performed significant upgrade projects to various rigs in our drilling fleet including, among others, the installation of five additional walking systems, three additional automatic catwalks and one additional top drive, the upgrade of one drilling rig to higher horsepower, and we upgraded four rigs with higher horsepower mud pumps. In connection with drilling equipment upgrades and the construction of new-build drilling rigs, we capitalized $3.0 million and $0.7 million of interest costs during the years ended December 31, 2015 and 2014, respectively.
Our Production Services Segment acquired eight wireline units and nine well servicing rigs during the year ended December 31, 2015, that were ordered in 2014. During the year ended December 31, 2014, we acquired six wireline units, seven well servicing rigs and four coiled tubing units.
Currently, we expect to spend approximately $25 million on capital expenditures during 2016. We expect that the total capital expenditures for 2016 will be allocated approximately 60% for our Drilling Services Segment and approximately 40% for our Production Services Segment. Our planned capital expenditures for the year ending December 31, 2016 include the remaining payments for our new-build drilling rigs, routine capital expenditures and certain drilling equipment that was ordered in 2014 but requires a long lead time for delivery. Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, and the level of new-build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund capital expenditures in 2016 from operating cash flow in excess of our working capital requirements, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and from borrowings under our Revolving Credit Facility, if necessary.
Working Capital
Our working capital was $45.2 million at December 31, 2015, compared to $121.9 million at December 31, 2014. Our current ratio, which we calculate by dividing current assets by current liabilities, was 1.6 at December 31, 2015, compared to 1.8 at December 31, 2014.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements generally increase during periods when new-build rig construction projects are in progress or when higher percentages of our drilling contracts are turnkey contracts, at which times we are more likely to access capital through debt or equity financing.
The changes in the components of our working capital were as follows (amounts in thousands):

	December 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$14,160	$34,924	$(20,764)
Receivables:
Trade, net of allowance for doubtful accounts	47,577	136,161	(88,584)
Unbilled receivables	13,624	38,002	(24,378)
Insurance recoveries	14,556	10,900	3,656
Other receivables	4,059	5,138	(1,079)
Deferred income taxes	—	10,998	(10,998)
Inventory	9,262	14,117	(4,855)
Assets held for sale	4,619	9,909	(5,290)
Prepaid expenses and other current assets	7,411	8,925	(1,514)
Total current assets	115,268	269,074	(153,806)
Accounts payable	16,951	64,305	(47,354)
Current portion of long-term debt	—	27	(27)
Deferred revenues	6,222	3,315	2,907
Accrued expenses:
Payroll and related employee costs	13,859	40,058	(26,199)
Insurance premiums and deductibles	8,087	12,829	(4,742)
Insurance claims and settlements	14,556	10,900	3,656
Interest	5,508	5,432	76
Other	4,859	10,326	(5,467)
Total current liabilities	70,042	147,192	(77,150)
Working capital	$45,226	$121,882	$(76,656)
The decrease in cash and cash equivalents during the year ended December 31, 2015 is primarily due to $159.6 million of cash used for purchases of property and equipment and $60.0 million used for debt repayment, offset by $142.7 million of cash provided by operating activities, which includes early termination payments made on certain drilling contracts and $57.7 million of proceeds from the sale of assets.
The net decrease in our total trade and unbilled receivables as of December 31, 2015 as compared to December 31, 2014 is primarily the result of the decrease in consolidated revenues of $178.6 million, or 63%, for the quarter ended December 31, 2015 as compared to the quarter ended December 31, 2014.
The increase in both our insurance recoveries receivables and our insurance claims and settlements accrued expenses as of December 31, 2015 as compared to December 31, 2014 is primarily due to an increase in our insurance company's reserve for workers' compensation claims in excess of our deductibles.
The decrease in other receivables as of December 31, 2015 as compared to December 31, 2014 is primarily due to the collection of a $1.4 million receivable that was recognized in connection with the settlement of a noncompete agreement in 2014 and $1.0 million related to the sale of our fishing and rental operations in September 2014 which was held in escrow for six months. These decreases were partially offset by a decrease in income taxes payable due to a decrease in activity for our Colombian operations.
On December 31, 2015, we elected to prospectively adopt ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, thus reclassifying $6.8 million of current deferred tax assets to noncurrent in our consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The remaining decrease in current deferred income taxes as of December 31, 2015 as compared to December 31, 2014 is primarily due to reduced annual bonus accruals which were higher for 2014 as compared to 2015, as well as the valuation allowance on our Colombian deferred tax assets recognized during 2015.
The decrease in inventory as of December 31, 2015 as compared to December 31, 2014 is primarily due to $3.6 million of impairment charges recognized in the second quarter of 2015 to reduce the carrying value of inventory associated with our Colombian operations, as well as a $1.6 million decrease in our inventory balance for our wireline and coiled tubing operations, primarily as a result of decreased activity.

As of December 31, 2015, our consolidated balance sheet reflects $4.6 million of assets held for sale, primarily consisting of four drilling rigs which we expect to sell in the near term. Our assets held for sale as of December 31, 2014 primarily consisted of nine drilling rigs which we sold in 2015.
The decrease in prepaid and other current assets as of December 31, 2015 as compared to December 31, 2014 is primarily due to a $1.1 million decrease in prepaid insurance costs. Our costs for various insurance policies have decreased as a result of reduced exposure, including reduced headcount and lower insured property values resulting from sales of assets during the year.
The decrease in accounts payable as of December 31, 2015 as compared to December 31, 2014 is primarily the result of the decrease in consolidated operating costs of $117.4 million, or 63%, for the quarter ended December 31, 2015 as compared to the quarter ended December 31, 2014.
The increase in deferred revenues as of December 31, 2015 as compared to December 31, 2014 is primarily related to deferred revenue for early termination payments. Revenues derived from rigs placed on standby or from the early termination of term drilling contracts are deferred and recognized as the amounts become fixed or determinable, over the remainder of the original term or when the rig is sold. (See Critical Accounting Policies and Estimates section for more detail.)
The decrease in accrued payroll and employee related costs as of December 31, 2015 as compared to December 31, 2014 is primarily due to a 52% reduction in headcount during 2015, as well as lower accruals for our 2015 annual bonuses at an amount below target, as compared to 2014 bonuses which were earned at an amount above the target level.
The decrease in insurance premiums and deductibles as of December 31, 2015 as compared to December 31, 2014 is primarily due to a decrease in our workers compensation and health insurance costs resulting from a decrease in our estimated liability for the deductibles under these policies primarily due to reduced headcount.
The decrease in other accrued expenses as of December 31, 2015 as compared to December 31, 2014 is primarily due to a decrease in our sales tax accruals, primarily due to timing of payments for audits that were completed during 2014.
Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at December 31, 2015 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$395,000	$—	$—	$95,000	$300,000
Interest on debt	137,606	23,249	46,497	40,297	27,563
Purchase commitments	15,482	15,482	—	—	—
Operating leases	12,504	3,618	5,329	3,112	445
Incentive compensation and severance	9,271	4,736	4,535	—	—
Total	$569,863	$47,085	$56,361	$138,409	$328,008
At December 31, 2015, debt obligations consist of $300 million of principal amount outstanding under our Senior Notes and $95 million outstanding under our Revolving Credit Facility. The $95 million outstanding under our Revolving Credit Facility is due at maturity on March 31, 2019. However, we may make principal payments to reduce the outstanding balance prior to maturity when cash and working capital is sufficient. The $300 million principal amount outstanding under our 2014 Senior Notes will mature on March 15, 2022.
Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 5.1% interest rate that was in effect at December 31, 2015, and (2) the outstanding balance of $95 million at December 31, 2015 to be paid at maturity on March 31, 2019. Interest payment obligations on our 2014 Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year.

Purchase commitments primarily relate to purchases of new equipment and equipment upgrades. In addition, $7.5 million of the purchase commitments in the table above represent obligations for drilling equipment that was ordered during 2014, but which require a long lead time for delivery.
Operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.
Incentive compensation is payable to our employees, generally contingent upon their continued employment through the date of each respective award's payout.
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and cash-collateralize letter of credit exposure. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. At December 31, 2015, we were in compliance with our financial covenants under the Revolving Credit Facility. Our senior consolidated leverage ratio was 1.0 to 1.0, and our interest coverage ratio was 5.5 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

•
A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed 2.50 to 1.00 on December 31, 2015, 3.00 to 1.00 on March 31, 2016, 3.50 to 1.00 on June 30, 2016, 4.25 to 1.00 on September 30, 2016, 4.75 to 1.00 during the period commencing December 31, 2016 through and including June 30, 2017, 4.25 to 1.00 on September 30, 2017, 3.50 to 1.00 during the period commencing December 31, 2017 through and including March 31, 2018, 3.25 to 1.00 on June 30, 2018, and 2.50 to 1.00 at any time thereafter.

•
A minimum interest coverage ratio that cannot be less than 1.50 to 1.00 during the period commencing December 31, 2015 through and including June 30, 2016, 1.25 to 1.00 during the period commencing September 30, 2016 through and including September 30, 2017, and 1.50 to 1.00 at any time thereafter.

The Revolving Credit Facility also does not restrict capital expenditures as long as (a) no event of default under the Revolving Credit Facility exists or would result from such expenditures, and (b) such expenditures do not cause total capital expenditures to exceed $50 million for the fiscal year. The capital expenditure threshold may be increased by any unused portion of the capital expenditure threshold from the immediate preceding fiscal year up to $25 million.
The Revolving Credit Facility has additional restrictive covenants that, among other things, limit the incurrence of additional debt, investments, liens, dividends, acquisitions, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, repurchases of capital stock, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.
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
Our Senior Notes are not subject to any sinking fund requirements. As of December 31, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.
Results of Operations
Statements of Operations Analysis - Year Ended December 31, 2015 Compared with the Year Ended
December 31, 2014
The following table provides information about our operations for the years ended December 31, 2015 and 2014 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Year ended December 31,
	2015	2014
Drilling Services Segment:
Revenues	$249,318	$516,473
Operating costs	144,196	348,133
Drilling Services Segment margin	$105,122	$168,340

Average number of drilling rigs	39.1	62.0
Utilization rate	63%	87%
Revenue days	9,040	19,602

Average revenues per day	$27,579	$26,348
Average operating costs per day	15,951	17,760
Drilling Services Segment margin per day	$11,628	$8,588

Production Services Segment:
Revenues	$291,460	$538,750
Operating costs	213,820	339,690
Production Services Segment margin	$77,640	$199,060

Combined:
Revenues	$540,778	$1,055,223
Operating costs	358,016	687,823
Combined margin	$182,762	$367,400

Adjusted EBITDA	$110,780	$277,081
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

	Year ended December 31,
	2015	2014
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net income (loss):
Combined margin	$182,762	$367,400
General and administrative	(73,903)	(103,385)
Bad debt (expense) recovery	188	(1,445)
Gain on dispositions of property and equipment, net	4,344	1,859
Gain on sale of fishing and rental services operations	—	10,702
Gain on settlement of litigation	—	5,254
Other income (expense)	(2,611)	(3,304)
Adjusted EBITDA	110,780	277,081
Depreciation and amortization	(150,939)	(183,376)
Impairment charges	(129,152)	(73,025)
Interest expense	(21,222)	(38,781)
Loss on extinguishment of debt	(2,186)	(31,221)
Income tax (expense) benefit	37,579	11,304
Net income (loss)	$(155,140)	$(38,018)
Both our Drilling Services and Production Services Segments experienced a significant decline in activity during the year ended December 31, 2015, as compared to 2014, due to the current downturn in our industry. Our combined margin decreased during 2015 as compared to 2014, primarily as a result of decreased activity and pricing pressure for all our service offerings. The decrease in combined margin was partially offset by an increase in average margin per day in our Drilling Services Segment from rigs that were earning but not working during 2015 and due to the disposal of 36 mechanical and lower horsepower electric drilling rigs from our fleet which generally earned lower margins per day, as well as various actions taken during 2015 to reduce costs.
Our Drilling Services Segment’s revenues decreased by $267.2 million, or 52%, and our Drilling Services Segment’s operating costs decreased by $203.9 million, or 59%, during 2015 as compared to 2014, primarily resulting from a decrease in revenue days and lower average operating costs per day. Revenue days decreased primarily due to the significant reduction in demand in our industry. Our average revenues per day increased by $1,231 per day, or 5%, for the year ended December 31, 2015, as compared to 2014. Our average revenues per day increased primarily because the drilling rigs which we removed from our fleet, as described above, were generally earning lower dayrates as compared to the rest of our fleet. Our average operating costs per day decreased by $1,809 per day, or 10%, during 2015 as compared to 2014, primarily due to reduced costs from drilling rigs which were early terminated and were thus earning revenues while incurring minimal operating costs.

Demand for drilling rigs also influences the types of drilling contracts we are able to obtain. Turnkey drilling contracts result in higher average revenues per day and higher average operating costs per day as compared to daywork drilling contracts. During the years ended December 31, 2015 and 2014, we completed 17 and 106 turnkey contracts, which represented 3% and 6% of our total drilling revenues, respectively.
Our Production Services Segment's revenues decreased by $247.3 million, or 46%, during 2015 as compared to 2014, while operating costs decreased by $125.9 million, or 37%. The decreases in our Production Services Segment's revenues and operating costs are a result of the significantly reduced demand for our services in response to the downturn in our industry, which led to decreased activity and increased pricing pressure for all our service offerings, especially our wireline services and coiled tubing operations. The number of wireline jobs we completed decreased by 45% during 2015, as compared to 2014. The total rig hours for our well servicing fleet decreased by 25% during 2015, as compared to 2014. Our coiled tubing utilization decreased to 27% during 2015 from 51% during 2014.
In response to the downturn in our industry, we took several actions to reduce costs and better scale our business to the reduced revenues. We reduced our total headcount by 52%, reduced wage rates for our operations personnel, reduced incentive compensation and eliminated certain employment benefits. We closed nine location offices to reduce overhead and reduce associated lease payments, amended our revolving credit facility, and sold 32 drilling rigs and other drilling equipment for aggregate net proceeds of $53.6 million.
Our general and administrative expense decreased by $29.5 million, or 29%, during 2015 as compared to 2014, primarily due to a $22.4 million decrease in compensation costs, net of approximately $2 million of severance costs incurred, as well as other efforts made during the year to minimize various administrative costs. The decrease in compensation expense is primarily due to the reduction in our workforce during 2015, a reduction in stock-based compensation due to a decrease in certain long-term performance-based compensation plans' actual and projected achievement levels, and reduced incentive compensation for 2015.
Our gains on disposition of assets during the year ended December 31, 2015 are primarily related to the sale of 32 of our mechanical and lower horsepower drilling rigs. Our gains on disposition of assets during the year ended December 31, 2014 are primarily related to the sale of our trucking assets in February 2014.
In September 2014, we sold our fishing and rental services operations for total consideration of $16.1 million, resulting in a pretax gain of $10.7 million.
We recognized gains of $5.3 million related to settlements of litigation in our favor related to non-compete agreements during the year ended December 31, 2014.
Our other expense of $2.6 million for the year ended December 31, 2015 is primarily related to net foreign currency losses recognized for our Colombian operations due to the rise in the value of the U.S. dollar relative to the Colombian peso.
Our depreciation and amortization expense decreased by $32.4 million during 2015, respectively, as compared to 2014, primarily as a result of the sales of drilling rigs and equipment during 2015 and 2014, as well as impairment charges to reduce the carrying values of certain drilling rigs to their estimated fair value, and partially offset by the increase in depreciation for the five new-builds which we deployed in 2015.
We recognized $129.2 million of impairment charges during the year ended December 31, 2015 to reduce the carrying values of our eight drilling rigs in Colombia and certain other assets associated with our Colombian operations, all our non-AC electric drilling rigs in our domestic fleet, the property and equipment of our coiled tubing operations, and the intangibles related to our coiled tubing operations to their estimated fair values. These impairment charges are not expected to have an impact on our liquidity or debt covenants; however, they are a reflection of the overall downturn in our industry and decline in our projected future cash flows. During the year ended December 31, 2014, we recorded impairment charges of $73.0 million, primarily to reduce the carrying values of 31 mechanical and lower horsepower drilling rigs to their estimated fair values, based on market appraisals. For more information, see Note 3, Property and Equipment, and Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Our interest expense decreased by $17.6 million during 2015 as compared to 2014, due to the redemption of our 2010 and 2011 Senior Notes in 2014, which incurred interest at a higher rate than the 2014 Senior Notes which we issued in March 2014, as well as the repayments we made in 2014 and 2015 to reduce the level of debt outstanding under our Revolving Credit Facility.
Our loss on debt extinguishment during the year ended December 31, 2015 represents the write off of debt costs associated with the reduced borrowing capacity of our Revolving Credit Facility which was amended in September and again in December 2015. Our loss on debt extinguishment during the year ended December 31, 2014 represents the tender and redemption premiums and the write-off of net unamortized debt discount and debt issuance costs associated with the 2010 and 2011 Senior Notes that were redeemed in March and May 2014.
Our effective income tax rate for the year ended December 31, 2015 was 19%, which is lower than the federal statutory rate in the United States, primarily due to valuation allowances on Colombian deferred tax assets, the effect of foreign currency translation, impairments, and other permanent differences.
Statements of Operations Analysis—Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
The following table provides information about our operations for the years ended December 31, 2014 and 2013 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Year ended December 31,
	2014	2013
Drilling Services Segment:
Revenues	$516,473	$528,327
Operating costs	348,133	354,380
Drilling Services Segment margin	$168,340	$173,947

Average number of drilling rigs	62.0	68.2
Utilization rate	87%	84%
Revenue days	19,602	20,977

Average revenues per day	26,348	25,186
Average operating costs per day	17,760	16,894
Drilling Services Segment margin per day	$8,588	$8,292

Production Services Segment:
Revenues	$538,750	$431,859
Operating costs	339,690	276,296
Production Services Segment margin	$199,060	$155,563

Combined:
Revenues	$1,055,223	$960,186
Operating costs	687,823	630,676
Combined margin	$367,400	$329,510

Adjusted EBITDA	$277,081	$234,742

A reconciliation of combined Drilling Services Segment margin and Production Services Segment margin to net income (loss), as reported, and a reconciliation of Adjusted EBITDA to net income (loss), as reported, are set forth in the following table.

	Year ended December 31,
	2014	2013
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net loss:
Combined margin	$367,400	$329,510
General and administrative	(103,385)	(94,183)
Bad debt expense	(1,445)	(767)
Gain on dispositions of property and equipment	1,859	1,421
Gain on sale of fishing and rental services operations	10,702	—
Gain on settlement of litigation	5,254	—
Other expense	(3,304)	(1,239)
Adjusted EBITDA	277,081	234,742
Depreciation and amortization	(183,376)	(187,918)
Impairment charges	(73,025)	(54,292)
Interest expense	(38,781)	(48,310)
Loss on extinguishment of debt	(31,221)	—
Income tax benefit	11,304	19,846
Net loss	$(38,018)	$(35,932)
Our Drilling Services Segment’s revenues decreased by $11.9 million, or 2%, during 2014 as compared to 2013, resulting primarily from a decrease in revenue days of 7%, partially offset by an increase in revenues per day of 5%, or $1,162 per day. Our Drilling Services Segment’s operating costs decreased by $6.2 million, or 2%, during 2014 as compared to 2013, primarily resulting from a decrease in revenue days, partially offset by higher operating costs per day which increased by 5%, or $866 per day. Revenue days decreased primarily due to the sale of eight drilling rigs in October 2013, some of which had been earning a standby dayrate during 2013, and due to lower utilization in Colombia where we experienced downtime primarily due to client delays in preparing well sites during the first half of 2014. Overall decreases in revenues and operating costs were partially offset by an increase in domestic revenues and operating costs per day during 2014.
Our average revenues per day increased by 5% or $1,162 per day, while our average operating costs per day increased by 5% or $866 per day, during 2014, as compared to 2013. Our average revenues and operating costs per day increased primarily due to increased turnkey work performed during 2014 as well as higher labor costs during 2014 which are reimbursed by the client, resulting in higher average revenues and operating costs per day.
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
Our Production Services Segment's revenues increased by $106.9 million, or 25%, during 2014, as compared to 2013, while operating costs increased by $63.4 million, or 23%. The increases in our Production Services Segment's revenues and operating costs are primarily a result of the increased demand for our services. The number of wireline jobs we completed increased by 3% during 2014, as compared to 2013. The total rig hours for our well servicing fleet increased by 12%, during 2014, as compared to 2013. Our coiled tubing utilization increased to 51% during 2014 from 47% during 2013. Increased pricing for these services also contributed to the increase in revenues, which was primarily due to a greater mix of higher priced jobs performed in our wireline and coiled tubing businesses. The greater mix of higher cost wireline and coiled tubing jobs performed also resulted in the increase in operating costs during 2014, as compared to 2013.

Our general and administrative expense increased by approximately $9.2 million, or 10%, during 2014, as compared to 2013, primarily due to an increase in payroll and compensation related expenses as we are projecting higher incentive compensation based on our company's performance, as well as $1.9 million of severance costs.
During 2014, we recorded total gains on dispositions of our property and equipment of $1.9 million, of which$1.1 million related to the sale of our trucking assets in February 2014. During 2013, we recorded total gains on dispositions of our property and equipment of $1.4 million, of which $0.8 million related to the sale of two mechanical drilling rigs that were previously idle in our East Texas division. Additionally, we disposed of four wireline units and other wireline equipment in 2013.
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
During the year ended December 31, 2014, we recorded $71.0 million of impairment charges to reduce the carrying values of our 31 mechanical and lower horsepower electric drilling rigs to their estimated fair value. Additionally, we recorded $2.0 million of impairment charges during the year ended December 31, 2014 to reduce the carrying values of certain other assets, which were placed as held for sale during the year, to their estimated fair values, based on expected sales price. During the year ended December 31, 2013, we recorded $44.8 million of impairment charges to reduce the goodwill and intangible asset carrying values of our coiled tubing reporting unit, which were originally recorded in connection with the acquisition of Go-Coil, L.L.C. on December 31, 2011. For more information, see Note 3, Property and Equipment, and Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
Costs for equipment repairs and maintenance, upgrades and new equipment construction are also impacted by inflationary pressures when the demand for drilling services increases. We estimate that we experienced an increase in these costs of approximately 5% to 10% during 2013 and a more moderate increase during 2014.
As a result of the significantly reduced activity levels in our industry during 2015, we estimate that we experienced a moderate decrease in both wage rate and equipment costs during 2015 for both our Drilling and Production Services Segments, and we expect modest decreases in 2016 as well.

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
Our management has determined that it is appropriate to use the proportional performance basis to recognize revenue on our turnkey contracts. Although our turnkey contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed-on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed-on depth in breach of the applicable contract. However, in the event we were unable to drill to the agreed-on depth in breach of the contract, ultimate recovery of that value would be subject to negotiations with the client and the possibility of litigation.
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
The risks to us under a turnkey contract are substantially greater than on a contract drilled on a daywork basis. Under a turnkey contract, we assume most of the risks associated with drilling operations that are generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors’ services, supplies, cost escalations and operations personnel.
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
With most term drilling contracts, we are entitled to receive a full or reduced rate of revenue from our clients if they choose to place a rig on standby or to early terminate the contract before its original expiration term. Generally, these revenues are billed and collected over the remaining term of the contract, as the rig is often placed on standby rather than fully released from the contract, and thus may go back to work at the client's decision any time before the end of the contract. Some of our drilling contracts contain "make-whole" provisions whereby if we are able to secure additional work for the rig with another client, then each party is entitled to a make-whole payment. If the dayrates under the new contract are less than the dayrates in the original contract, we would be entitled to a reduced revenue dayrate from the terminating client, and likewise, the terminating client may be entitled to a payment from us if the new contract dayrates exceed those of the original contract. A client may also choose to early terminate the contract and make an upfront early termination payment based on a per day rate for the remaining term of the contract. Revenues derived from rigs placed on standby or from the early termination of term drilling contracts are deferred and recognized as the amounts become fixed or determinable, over the remainder of the original term or when the rig is sold.
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
Long-lived tangible and intangible assets—We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived tangible and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for the individual reporting units (well servicing, wireline and coiled tubing). For our Drilling Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for individual domestic drilling rig assets and for our Colombian drilling rig assets as a group. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group. The amount of an impairment charge is measured as the difference between the carrying amount and the fair value of the assets. The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management judgment.
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
Accounting estimates—Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expenses, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, and our estimate of compensation related accruals.
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
We incurred a total loss of $0.5 million on three of the 17 turnkey contracts which were completed during the year ended December 31, 2015, and we incurred a total loss of $1.2 million on 13 of the 106 turnkey contracts completed during the year ended December 31, 2014. As of December 31, 2015, we had $0.6 million of unbilled receivables related to one turnkey contract in progress, which was completed prior to the issuance of these consolidated financial statements.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $2.3 million at December 31, 2015.
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
We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. As a result, we performed several impairment evaluations during 2015 on our long-lived assets, in accordance with ASC Topic 360, Property, Plant and Equipment.
Our impairment analysis resulted in $60.2 million of impairment charges related to our Colombian operations, $14.3 million related to our coiled tubing operations intangible assets, $16.6 million related to our coiled tubing operations tangible assets and $18.6 million for the impairment of domestic drilling rigs, in order to reduce the carrying value of these assets to their estimated fair values, which were primarily based on market appraisals, which are considered Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. Additionally, we recognized $9.7 million of impairment charges to reduce the carrying values of certain other assets placed as held for sale during the year to their estimated fair values, based on expected sales prices. For more information, see Note 3, Property and Equipment, and Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
We used an income approach to estimate the fair value of our coiled tubing services reporting unit. The most significant inputs used in our impairment analysis of our coiled tubing operations include the projected utilization and pricing of our coiled tubing services, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. We assumed a 13% discount rate to estimate the fair value of the coiled tubing services reporting unit. A decrease in this assumption of 5% would have resulted in a decrease to our impairment charge of approximately $2 million. An increase of 1% in either the utilization or pricing assumptions would have resulted in a decrease to our impairment charge of approximately $1 million or $2 million, respectively.
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
As of December 31, 2015, we had $88.8 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods.
As of December 31, 2015, we had a valuation allowance of $0.7 million related to a deferred tax asset for a capital loss which we don't believe will be realized in future periods and a valuation allowance of $2.8 million against net operating losses and other tax benefits in certain states.
Except for these items, we estimate that our domestic operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods. However, as a result of the conditions leading to the impairment of our assets in Colombia, we recorded a valuation allowance of $15.1 million that fully offsets our foreign deferred tax assets relating to net operating losses and other tax benefits.
Our accrued insurance premiums and deductibles as of December 31, 2015 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $2.4 million and our workers’ compensation, general liability and auto liability insurance of approximately $5.5 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Debt Issuance Costs. On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. In August 2015, these provisions were further amended with guidance from the Securities and Exchange Commission Staff that they would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU requires retrospective adoption and will be effective for us beginning with our first quarterly filing in 2016. Early adoption is permitted. We do not expect the adoption of this new standard to have a material impact on our financial position or results of operations.
Deferred Income Tax Classification. In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that the net of deferred tax assets and liabilities be classified as noncurrent on the balance sheet by jurisdiction rather than being separately presented as current and noncurrent portions. We are required to adopt the new standard beginning with our first quarterly filing in 2017; however, early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. On December 31, 2015, we elected to early adopt ASU No. 2015-17 prospectively, thus reclassifying $6.8 million of current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of December 31, 2015, we had $95.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $1.0 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.6 million during the year ended December 31, 2015. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2015.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency losses of $2.7 million for the year ended December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

PIONEER ENERGY SERVICES CORP.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pioneer Energy Services Corp.:
We have audited the accompanying consolidated balance sheets of Pioneer Energy Services Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Energy Services Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Energy Services Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for classification of deferred tax assets and liabilities on the balance sheet in 2015 due to the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ KPMG LLP
San Antonio, Texas
February 17, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pioneer Energy Services Corp.:
We have audited Pioneer Energy Services Corp.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pioneer Energy Services Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pioneer Energy Services Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Energy Services Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 17, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Antonio, Texas
February 17, 2016

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,160	$34,924
Receivables:
Trade, net of allowance for doubtful accounts	47,577	136,161
Unbilled receivables	13,624	38,002
Insurance recoveries	14,556	10,900
Other receivables	4,059	5,138
Deferred income taxes	—	10,998
Inventory	9,262	14,117
Assets held for sale	4,619	9,909
Prepaid expenses and other current assets	7,411	8,925
Total current assets	115,268	269,074
Property and equipment, at cost	1,146,994	1,702,273
Less accumulated depreciation	444,409	845,732
Net property and equipment	702,585	856,541
Intangible assets, net of accumulated amortization	1,944	24,223
Noncurrent deferred income taxes	18	2,753
Other long-term assets	9,961	18,998
Total assets	$829,776	$1,171,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,951	$64,305
Current portion of long-term debt	—	27
Deferred revenues	6,222	3,315
Accrued expenses:
Payroll and related employee costs	13,859	40,058
Insurance premiums and deductibles	8,087	12,829
Insurance claims and settlements	14,556	10,900
Interest	5,508	5,432
Other	4,859	10,326
Total current liabilities	70,042	147,192
Long-term debt, less current portion	395,000	455,053
Noncurrent deferred income taxes	17,520	69,578
Other long-term liabilities	4,571	4,702
Total liabilities	487,133	676,525
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 64,497,915 and 63,820,126 shares outstanding at December 31, 2015 and December 31, 2014, respectively	6,496	6,414
Additional paid-in capital	475,823	472,457
Treasury stock, at cost; 458,170 and 317,103 shares at December 31, 2015 and December 31, 2014, respectively	(3,759)	(3,030)
Accumulated earnings (deficit)	(135,917)	19,223
Total shareholders’ equity	342,643	495,064
Total liabilities and shareholders’ equity	$829,776	$1,171,589

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Revenues:
Drilling services	$249,318	$516,473	$528,327
Production services	291,460	538,750	431,859
Total revenues	540,778	1,055,223	960,186

Costs and expenses:
Drilling services	144,196	348,133	354,380
Production services	213,820	339,690	276,296
Depreciation and amortization	150,939	183,376	187,918
General and administrative	73,903	103,385	94,183
Bad debt expense (recovery)	(188)	1,445	767
Impairment charges	129,152	73,025	54,292
Gain on dispositions of property and equipment, net	(4,344)	(1,859)	(1,421)
Gain on sale of fishing and rental services operations	—	(10,702)	—
Gain on litigation	—	(5,254)	—
Total costs and expenses	707,478	1,031,239	966,415
Income (loss) from operations	(166,700)	23,984	(6,229)

Other (expense) income:
Interest expense, net of interest capitalized	(21,222)	(38,781)	(48,310)
Loss on extinguishment of debt	(2,186)	(31,221)	—
Other	(2,611)	(3,304)	(1,239)
Total other expense	(26,019)	(73,306)	(49,549)

Income (loss) before income taxes	(192,719)	(49,322)	(55,778)
Income tax (expense) benefit	37,579	11,304	19,846
Net income (loss)	$(155,140)	$(38,018)	$(35,932)

Income (loss) per common share—Basic	$(2.41)	$(0.60)	$(0.58)

Income (loss) per common share—Diluted	$(2.41)	$(0.60)	$(0.58)

Weighted average number of shares outstanding—Basic	64,310	63,161	62,213

Weighted average number of shares outstanding—Diluted	64,310	63,161	62,213

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares		Amount		Additional Paid In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Common	Treasury	Common	Treasury
	(In thousands)
Balance as of December 31, 2012	62,166	(135)	$6,217	$(1,264)	$449,554	$93,173	$547,680
Net loss	—	—	—	—	—	(35,932)	(35,932)
Exercise of options and related income tax effect	271	—	27	—	1,239	—	1,266
Purchase of treasury stock	—	(85)	—	(631)	—	—	(631)
Income tax effect of restricted stock vesting	—	—	—	—	(265)	—	(265)
Income tax effect of stock option forfeitures and expirations	—	—	—	—	(56)	—	(56)
Issuance of restricted stock	316	—	31	—	(31)	—	—
Stock-based compensation expense	—	—	—	—	6,371	—	6,371
Balance as of December 31, 2013	62,753	(220)	$6,275	$(1,895)	$456,812	$57,241	$518,433
Net loss	—	—	—	—	—	(38,018)	(38,018)
Exercise of options and related income tax effect	929	—	93	—	8,275	—	8,368
Purchase of treasury stock	—	(97)	—	(1,135)	—	—	(1,135)
Income tax effect of stock option forfeitures and expirations	—	—	—	—	(201)	—	(201)
Issuance of restricted stock	455	—	46	—	(46)	—	—
Stock-based compensation expense	—	—	—	—	7,617	—	7,617
Balance as of December 31, 2014	64,137	(317)	$6,414	$(3,030)	$472,457	$19,223	$495,064
Net loss	—	—	—	—	—	(155,140)	(155,140)
Exercise of options and related income tax effect	203	—	20	—	761	—	781
Purchase of treasury stock	—	(141)	—	(729)	—	—	(729)
Income tax effect of restricted stock vesting	—	—	—	—	(884)	—	(884)
Income tax effect of stock option forfeitures and expirations	—	—	—	—	(78)	—	(78)
Issuance of restricted stock	616	—	62	—	(62)	—	—
Stock-based compensation expense	—	—	—	—	3,629	—	3,629
Balance as of December 31, 2015	64,956	(458)	$6,496	$(3,759)	$475,823	$(135,917)	$342,643

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(155,140)	$(38,018)	$(35,932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150,939	183,376	187,918
Allowance for doubtful accounts, net of recoveries	248	1,445	801
Write-off of obsolete inventory	—	331	152
Gain on dispositions of property and equipment, net	(4,344)	(1,859)	(1,421)
Stock-based compensation expense	3,629	7,617	6,371
Amortization of debt issuance costs, discount and premium	1,691	2,669	3,095
Gain on sale of fishing and rental services operations	—	(10,702)	—
Loss on extinguishment of debt	2,186	31,221	—
Impairment charges	129,152	73,025	54,292
Deferred income taxes	(39,286)	(14,761)	(22,125)
Change in other long-term assets	420	2,958	(5,741)
Change in other long-term liabilities	(132)	(1,352)	(1,928)
Changes in current assets and liabilities:
Receivables	114,644	(11,993)	(16,168)
Inventory	1,267	(1,068)	(1,273)
Prepaid expenses and other current assets	1,769	(55)	3,729
Accounts payable	(30,514)	7,167	(166)
Deferred revenues	1,922	2,616	(3,181)
Accrued expenses	(35,732)	424	6,157
Net cash provided by operating activities	142,719	233,041	174,580

Cash flows from investing activities:
Purchases of property and equipment	(159,615)	(175,378)	(165,356)
Proceeds from sale of fishing and rental services operations	—	15,090	—
Proceeds from sale of property and equipment	57,674	8,370	13,836
Proceeds from insurance recoveries	285	—	844
Net cash used in investing activities	(101,656)	(151,918)	(150,676)

Cash flows from financing activities:
Debt repayments	(60,002)	(490,025)	(60,874)
Proceeds from issuance of debt	—	440,000	40,000
Debt issuance costs	(1,877)	(9,239)	(13)
Tender premium costs	—	(21,553)	—
Proceeds from exercise of options	781	8,368	1,266
Purchase of treasury stock	(729)	(1,135)	(631)
Net cash used in financing activities	(61,827)	(73,584)	(20,252)

Net increase (decrease) in cash and cash equivalents	(20,764)	7,539	3,652
Beginning cash and cash equivalents	34,924	27,385	23,733
Ending cash and cash equivalents	$14,160	$34,924	$27,385

Supplementary disclosure:
Interest paid	$22,506	$43,690	$46,274
Income tax paid	$2,691	$5,012	$3,154
Noncash investing and financing activity:
Change in capital expenditure accruals	$(16,708)	$12,743	$(39,936)

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Business
Pioneer Energy Services Corp. provides land-based drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies in the United States and internationally in Colombia. We also provide two of our services (coiled tubing and wireline services) offshore in the Gulf of Mexico.
We have a current fleet of 31 drilling rigs, 94% of which are pad-capable, and 15 of which are AC walking rigs built within the last five years and engineered to optimize pad drilling. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. The drilling rigs in our fleet are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	7
West Texas	6
North Dakota	6
Appalachia	4
Colombia	8
31
Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. In drilling, all rig classes have been severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling. We completed construction of five new-build 1,500 horsepower AC drilling rigs during 2015. We sold 32 of our mechanical and lower horsepower electric drilling rigs during 2015, which were the most negatively impacted by the industry downturn, and placed an additional four rigs as held for sale as of year-end.
Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of December 31, 2015, our production services fleets are as follows:

Production Services Fleets
	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	114	11	125

	Offshore	Onshore	Total
Wireline units	6	119	125
Coiled tubing units	5	12	17
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

With most term drilling contracts, we are entitled to receive a full or reduced rate of revenue from our clients if they choose to place a rig on standby or to early terminate the contract before its original expiration term. Generally, these revenues are billed and collected over the remaining term of the contract, as the rig is often placed on standby rather than fully released from the contract, and thus may go back to work at the client's decision any time before the end of the contract. Some of our drilling contracts contain "make-whole" provisions whereby if we are able to secure additional work for the rig with another client, then each party is entitled to a make-whole payment. If the dayrates under the new contract are less than the dayrates in the original contract, we would be entitled to a reduced revenue dayrate from the terminating client, and likewise, the terminating client may be entitled to a payment from us if the new contract dayrates exceed those of the original contract. A client may also choose to early terminate the contract and make an upfront early termination payment based on a per day rate for the remaining term of the contract. Revenues derived from rigs placed on standby or from the early termination of term drilling contracts are deferred and recognized as the amounts become fixed or determinable, over the remainder of the original term or when the rig is sold.
In response to the significant decline in oil prices over the last year, term contracts for 19 of our drilling rigs have been terminated early, including three which were terminated in early 2016, resulting in a total of $62.8 million of early termination payments. We recognized $49.2 million and $0.3 million of revenue for early termination payments during the years ended December 31, 2015 and 2014, respectively, and we will recognize the remaining $13.3 million in 2016.
Currently, 14 of our 23 domestic drilling rigs are earning revenues, 12 of which are under term contracts. Of the eight rigs in Colombia, three are under term contracts, but have been put on standby by our client and are not earning revenue. The term contracts in Colombia are cancelable without penalty, by our client if 30 days' notice is provided, and by us if rig operations are suspended without an associated dayrate. We are actively marketing our idle drilling rigs in Colombia to various operators to diversify our client base, and evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
Including these three contracts in Colombia, 17 of our drilling rigs are currently under contract, which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts	Term Contracts and Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic Rigs:
Earning under contract	2	8	1	2	—	1	4
Earning but not working	—	4	3	1	—	—	—

Colombia Rigs (on standby)	—	3	—	1	—	—	2
	2	15	4	4	—	1	6
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
In preparing the accompanying consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our recognition of revenues and costs for turnkey contracts, our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expenses, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, and our estimate of compensation related accruals.

In preparing the accompanying consolidated financial statements, we have reviewed events that have occurred after December 31, 2015, through the filing of this Form 10-K, for inclusion as necessary.
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
The assets “prepaid expenses and other current assets” and “other long-term assets” include the current and long-term portions of deferred mobilization costs for certain drilling contracts. The liabilities “deferred revenues” and “other long-term liabilities” include the current and long-term portions of deferred mobilization revenues for certain drilling contracts and amounts collected on contracts in excess of revenues recognized, including amounts collected for early terminations of long-term drilling contracts. As of December 31, 2015, we had $6.2 million and $1.5 million of current deferred revenues and costs, respectively. Our deferred costs and revenues primarily relate to prepayments of long-term contracts for our domestic drilling rigs. Amortization of deferred mobilization revenues was $1.1 million, $4.6 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Turnkey Drilling Contracts—Our management has determined that it is appropriate to use the proportional performance basis to recognize revenue on our turnkey contracts. Although our turnkey contracts do not have express terms that provide us with rights to receive payment for the work that we perform prior to drilling wells to the agreed-on depth, we use this method because, as provided in applicable accounting literature, we believe we achieve a continuous sale for our work-in-progress and believe, under applicable state law, we ultimately could recover the fair value of our work-in-progress even in the event we were unable to drill to the agreed-on depth in breach of the applicable contract. However, in the event we were unable to drill to the agreed-on depth in breach of the contract, ultimate recovery of that value would be subject to negotiations with the client and the possibility of litigation.
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
The risks to us under a turnkey contract are substantially greater than on a contract drilled on a daywork basis. Under a turnkey contract, we assume most of the risks associated with drilling operations that are generally assumed by the operator in a daywork contract, including the risks of blowout, loss of hole, stuck drill pipe, machinery breakdowns and abnormal drilling conditions, as well as risks associated with subcontractors’ services, supplies, cost escalations and operations personnel.

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
Concentration of Clients—We derive a significant portion of our revenue from a limited number of major clients. For the years ended December 31, 2015, 2014 and 2013, our drilling and production services to our top three clients accounted for approximately 29%, 28%, and 29%, respectively, of our revenue, and in 2015, 2014 and 2013, our largest client, Whiting Petroleum Corporation, accounted for 18%, 12% and 13%, respectively, of our revenue.
Cash and Cash Equivalents
For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts. Cash equivalents at December 31, 2015 and 2014 were $1.3 million and $2.6 million, respectively.
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
The changes in our allowance for doubtful accounts consist of the following (amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Balance at beginning of year	$2,547	$1,356	$1,044
Increase in allowance charged to expense	472	1,445	801
Accounts charged against the allowance	(765)	(254)	(489)
Balance at end of year	$2,254	$2,547	$1,356
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

Our unbilled receivables totaled $13.6 million at December 31, 2015, of which $11.9 million represented revenue recognized but not yet billed on daywork drilling contracts in progress, $1.1 million related to unbilled receivables for our Production Services Segment and $0.6 million related to one turnkey contract in progress, which was completed prior to the issuance of these consolidated financial statements. At December 31, 2014, our unbilled receivables totaled $38.0 million, of which $32.8 million represented revenue recognized but not yet billed on daywork drilling contracts in progress, $4.4 million related to unbilled receivables for our Production Services Segment, and $0.8 million related to turnkey drilling contract revenues.
Inventories
Inventories primarily consist of drilling rig replacement parts, supplies held for use by our Drilling Services Segment’s operations in Colombia, and supplies held for use by our Production Services Segment’s operations. Inventories are valued at the lower of cost (first in, first out or actual) or market value.
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
Due to several significant adverse factors affecting our coiled tubing services reporting unit, including increased competition in certain coiled tubing markets, turnover of key personnel and lower than anticipated utilization, all of which contributed to a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment analysis of our long-lived tangible and intangible assets as of June 30, 2013. Our analysis resulted in a non-cash impairment charge of $3.1 million which we recognized during 2013 to reduce our intangible asset carrying value of client relationships, and a non-cash impairment charge of $41.7 million to reduce the carrying value of goodwill to zero.
As a result of the downturn which began in late 2014 and worsened through the first half of 2015, we performed impairment testing on our coiled tubing operations as of June 30, 2015 which indicated that the carrying value of our coiled tubing reporting unit was recoverable and thus there was no impairment present at June 30, 2015. However, as the downturn persisted through 2015, our projected cash flows declined further as compared to our projections made earlier in the year and we performed another impairment analysis of our long-lived tangible and intangible assets as of December 31, 2015, which resulted in an impairment charge of $14.3 million which we recognized during the fourth quarter of 2015. As a result of this impairment, the carrying value of our coiled tubing intangible assets was reduced to zero. This impairment charge did not have an impact on our liquidity or debt covenants; however, it was a reflection of the overall downturn in our industry and a decline in our projected cash flows for the coiled tubing reporting unit. Our impairment analysis performed in the fourth quarter of 2015 also resulted in an impairment to our coiled tubing tangible long-lived assets, which is discussed in more detail in Note 3, Property and Equipment.
We used an income approach to estimate the fair value of our coiled tubing services reporting unit. The most significant inputs used in our impairment analysis of our coiled tubing operations include the projected utilization and pricing of our coiled tubing services, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. We assumed a 13% discount rate to estimate the fair value of the coiled tubing services reporting unit. A decrease in this assumption of 5% would have resulted in a decrease to our impairment charge of approximately $2 million. An increase of 1% in either the utilization or pricing assumptions would have resulted in a decrease to our impairment charge of approximately $1 million or $2 million, respectively.
As of December 31, 2015 and 2014, the estimated useful lives and components of our intangible asset classes are as follows:

		December 31,
		2015	2014
	Lives	(amounts in thousands)
Client relationships:	5 - 9
Cost		$13,592	$55,282
Accumulated amortization		(11,682)	(31,370)
Non-compete agreements:	4 - 7
Cost		675	1,355
Accumulated amortization		(641)	(1,044)
		$1,944	$24,223
The cost of our client relationships are amortized using the straight-line method over their respective estimated economic useful lives and amortization expense for our non-compete agreements is calculated using the straight-line method over the period of the agreements. Amortization expense was $7.9 million, $8.0 million and $8.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense is estimated to be approximately $1.5 million, $0.2 million, and $0.2 million for the years ending December 31, 2016, 2017, and 2018, respectively. Actual amortization amounts may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.
Other Long-Term Assets
Other long-term assets consist of debt issuance costs net of amortization, cash deposits related to the deductibles on our workers’ compensation insurance policies and the long-term portion of deferred mobilization costs.
Other Current Liabilities
Our other accrued expenses include accruals for items such as property tax, sales tax, Colombian net wealth tax, and professional and other fees. We routinely expense these items in the normal course of business over the periods these expenses benefit.
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
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, when we have excess tax benefits resulting from the exercise of stock options, we report them as financing cash flows in our consolidated statement of cash flows, unless otherwise disallowed under ASC Topic 740, Income Taxes.
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
Related-Party Transactions
During the years ended December 31, 2015 and 2014, the Company paid approximately $0.2 million and $0.4 million, respectively, for trucking and equipment rental services, which represented arms-length transactions, to Gulf Coast Lease Service. Joe Freeman, our Senior Vice President of Well Servicing, serves as the President of Gulf Coast Lease Service, which is owned and operated by Mr. Freeman's two sons. Mr. Freeman does not receive compensation from Gulf Coast Lease Service, and he serves primarily in an advisory role to his sons.
Comprehensive Income
We have not reported comprehensive income due to the absence of items of other comprehensive income in the years presented.
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
Debt Issuance Costs. On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. In August 2015, these provisions were further amended with guidance from the Securities and Exchange Commission Staff that they would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU requires retrospective adoption and will be effective for us beginning with our first quarterly filing in 2016. Early adoption is permitted. We do not expect the adoption of this new standard to have a material impact on our financial position or results of operations.
Deferred Income Tax Classification. In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that the net of deferred tax assets and liabilities be classified as noncurrent on the balance sheet by jurisdiction rather than being separately presented as current and noncurrent portions. We are required to adopt the new standard beginning with our first quarterly filing in 2017; however, early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. On December 31, 2015, we elected to early adopt ASU No. 2015-17 prospectively, thus reclassifying $6.8 million of current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted.
Reclassifications
Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2.     Sale of Fishing and Rental Services Operations
On September 17, 2014, we entered into an asset sales agreement with Basic Energy Services L.P. ("Basic") for the sale of our fishing and rental services (“F&R”) operations for total consideration of $16.1 million, subject to certain adjustments. The sales price consisted of $15.1 million of cash received at closing and $1.0 million which was held in escrow for a period of 180 days for potential claims due to Basic. Under the terms of the sales agreement, Basic purchased two real estate locations and all F&R tools and equipment for which we had a total net book value of $4.3 million at the date of sale. Basic also purchased certain other assets and assumed certain liabilities related to our F&R operations. In addition, Basic offered employment to the F&R employees and we agreed to provide transition services to Basic after the close of the transaction. We recognized a $10.7 million gain on the sale of our F&R operations, net of costs directly attributable to the sale. Net of income taxes, the gain was $6.6 million. Cash proceeds from the sale were used to repay long-term debt obligations.
For the nine months ended September 30, 2014, F&R operations represented approximately 1% of our consolidated revenues and approximately 1% of our consolidated pretax income. Total assets for F&R at the date of sale represented less than 1% of our total assets as of September 30, 2014. The sale of the F&R operations does not represent a strategic shift for our company and has not had a significant effect on our operating results. Therefore, the sale of our F&R operations does not represent discontinued operations based on the criteria of ASU No. 2014-08, Discontinued Operations.
Statement of operations information for the F&R operations is as follows (amounts in thousands):

	Year ended December 31,
	2014	2013
Revenues	$7,828	$12,459
Operating costs	5,097	8,000
F&R margin	$2,731	$4,459

Income (loss) before income taxes	$(162)	$242
3.    Property and Equipment
Our total capital expenditures of $142.9 million and $188.1 million during 2015 and 2014, respectively, primarily relate to our five new-build drilling rigs which began construction during 2014, as well as unit additions to our production services fleets. As of December 31, 2015 and 2014, capital expenditures incurred for property and equipment not yet placed in service was $18.6 million and $82.7 million, respectively. During the years ended December 31, 2015, 2014 and 2013, we capitalized $3.0 million, $0.7 million and $0.9 million, respectively, of interest costs incurred primarily during the construction periods of new-build drilling rigs and other drilling equipment.
As of December 31, 2015 and 2014, the estimated useful lives and costs of our asset classes are as follows:

		December 31, 2015	December 31, 2014
	Lives	Cost (amounts in thousands)
Drilling rigs and equipment	2 - 25	$649,805	$1,168,404
Well servicing rigs and equipment	3 - 20	246,539	232,771
Wireline units and equipment	2 - 10	148,501	146,748
Coiled tubing units and equipment	1 - 7	10,740	60,389
Vehicles	3 - 15	51,776	55,014
Office equipment	1 - 10	11,986	11,521
Buildings and improvements	2 - 40	25,228	25,007
Land	—	2,419	2,419
		$1,146,994	$1,702,273
During the year ended December 31, 2015, we sold 32 of our mechanical and lower horsepower electric drilling rigs and other drilling equipment for aggregate net proceeds of $53.6 million. In September 2014, we sold our fishing and rental services operations for total consideration of $16.1 million, resulting in a pretax gain of $10.7 million, and we sold our trucking assets in February 2014. During 2013, we sold ten mechanical drilling rigs, four wireline units and other production services equipment, for which we also recognized $9.5 million of impairment to reduce the carrying values to their estimated fair values, based on sales prices, when we designated these assets as held for sale.
We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived tangible and intangible assets grouped at the lowest level that cash flows can be identified. For our Production Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for the individual reporting units (well servicing, wireline and coiled tubing). For our Drilling Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for individual domestic drilling rig assets and for our Colombian drilling rig assets as a group. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group. The amount of an impairment charge is measured as the difference between the carrying amount and the fair value of the assets.
Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. In drilling, all rig classes have been severely impacted by the industry downturn. However, AC drilling rigs equipped with either a walking or skidding system are the best suited for horizontal pad drilling. In recent years, and especially during the recent downturn, demand has significantly decreased for certain drilling rigs, particularly in vertical well markets. The decline is a result of higher demand for drilling rigs that are able to drill horizontally and the increased use of "pad drilling." Pad drilling enables a series of horizontal wells to be drilled in succession by a walking or skidding drilling rig at a single pad-site location, thereby improving the productivity of exploration and production activities. This trend has resulted in significantly reduced demand for drilling rigs that do not have the ability to walk or skid and to drill horizontal wells.
As a result, we performed several impairment evaluations during 2014 and 2015 on our long-lived assets, in accordance with ASC Topic 360, Property, Plant and Equipment, summarized below.
As of December 31, 2014, we owned a total of 31 mechanical and lower horsepower electric drilling rigs. We performed impairment testing on all the mechanical and lower horsepower drilling rigs in our fleet as of December 31, 2014, which resulted in a total impairment of $71.0 million to reduce the carrying value of these assets to their estimated fair values, based on market appraisals which are considered Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. During 2015, we sold 28 of these rigs and placed the remaining three as held for sale at year-end. Additionally, we recorded $2.0 million of impairment charges during the year ended December 31, 2014 to reduce the carrying values of certain other assets, which were placed as held for sale during the year, to their estimated fair values, based on expected sales price. We also performed an impairment test on our drilling rigs in Colombia as of December 31, 2014, at which time we concluded that the sum of the estimated future undiscounted cash flows associated with our Colombian operations was in excess of the carrying amount and concluded that no impairment was present.
As the downturn worsened through the first half of 2015, resulting in significantly reduced revenue and utilization rates, and our projections reflected a more delayed recovery than previously anticipated, we performed impairment testing on all the non-AC electric drilling rigs in our fleet, including the eight drilling rigs in Colombia, and our coiled tubing operations as of June 30, 2015. Our analysis at June 30, 2015 indicated that the carrying value of our coiled tubing reporting unit and the carrying value of the pad-capable non-AC drilling rigs in our fleet (those that are equipped with either a walking or skidding system) were recoverable and thus there was no impairment present at June 30, 2015. However, our analysis indicated that the carrying values of the non-AC drilling rigs in our domestic fleet which are not pad-capable, and our Colombian assets as a group, exceeded our estimated undiscounted cash flows for these assets. Therefore, an impairment charge was necessary to reduce the carrying values of these assets to their estimated fair values, which were based on market appraisals. As a result, we recognized impairment charges of $50.2 million during the second quarter of 2015 to reduce the carrying values of all eight drilling rigs in Colombia and related drilling equipment, $3.6 million to reduce the carrying value of inventory in Colombia, $6.4 million to reduce the carrying value of nonrecoverable prepaid taxes associated with our Colombian operations, and $9.7 million to reduce the carrying values of the six non-AC electric drilling rigs in our domestic fleet that are not pad-capable, to their estimated fair values. We subsequently sold three of these domestic non-AC drilling rigs that are not pad-capable and placed another as held for sale at year-end. We have two remaining in our fleet.

Our projected cash flows declined further as compared to our projections made earlier in the year and at September 30, 2015, we performed impairment testing on our coiled tubing operations and seven drilling rigs, including our domestic pad-capable non-AC rigs. We determined that our carrying values in these assets were recoverable, but that the assets were at risk for future impairment if our projected cash flows continued to decline. As the downturn persisted through the remainder of 2015, we again performed impairment testing on these assets at December 31, 2015. As a result, we recognized $14.3 million of impairment related to our coiled tubing intangibles, $16.6 million of impairment to reduce the carrying values of our coiled tubing units and equipment to their estimated fair value, based on market appraisals, and $18.6 million to reduce the carrying values of our five domestic pad-capable non-AC rigs to their estimated fair values, which were also based on market appraisals.
We used an income approach to estimate the fair value of our coiled tubing services reporting unit. The most significant inputs used in our impairment analysis of our coiled tubing operations include the projected utilization and pricing of our coiled tubing services, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures.
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
During the year ended December 31, 2015, we also recognized impairment charges of $9.7 million to reduce the carrying values of assets which were classified as held for sale, to their estimated fair values, based on expected sales prices.
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
4.     Debt
Our debt consists of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
Senior secured revolving credit facility	$95,000	$155,000
Senior notes	300,000	300,000
Other	—	80
	395,000	455,080
Less current portion	—	(27)
	$395,000	$455,053
Senior Secured Revolving Credit Facility
We have a credit agreement, as amended on September 15, 2015 and again on December 23, 2015, with Wells Fargo Bank, N.A. and a syndicate of lenders which provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate principal amount of $200 million, subject to availability under a borrowing base comprised of certain eligible cash, certain eligible receivables, certain eligible inventory, and certain eligible equipment of ours and certain of our subsidiaries, all of which matures in March 2019 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and cash-collateralize letter of credit exposure, but in no event will reduce the borrowing availability under the Revolving Credit Facility to the lesser of $200 million and the then-applicable borrowing base.
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin of 4.75% and 3.75%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period. Additionally, the Revolving Credit Facility requires that if on the last business day of the calendar month, our aggregate amount of cash exceeds $25 million, we pay down the outstanding principal balance by the amount of such excess.
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
As of December 31, 2015, we had $95 million outstanding under our Revolving Credit Facility and $17.3 million in committed letters of credit, which resulted in borrowing availability of $87.7 million under our Revolving Credit Facility. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. At December 31, 2015, we were in compliance with our financial covenants under the Revolving Credit Facility. Our senior consolidated leverage ratio was 1.0 to 1.0, and our interest coverage ratio was 5.5 to 1.0. The financial covenants contained in our Revolving Credit Facility include the following:

•
A maximum senior consolidated leverage ratio, which excludes unsecured and subordinated debt, that cannot exceed 2.50 to 1.00 on December 31, 2015, 3.00 to 1.00 on March 31, 2016, 3.50 to 1.00 on June 30, 2016, 4.25 to 1.00 on September 30, 2016, 4.75 to 1.00 during the period commencing December 31, 2016 through and including June 30, 2017, 4.25 to 1.00 on September 30, 2017, 3.50 to 1.00 during the period commencing December 31, 2017 through and including March 31, 2018, 3.25 to 1.00 on June 30, 2018, and 2.50 to 1.00 at any time thereafter.

•
A minimum interest coverage ratio that cannot be less than 1.50 to 1.00 during the period commencing December 31, 2015 through and including June 30, 2016, 1.25 to 1.00 during the period commencing September 30, 2016 through and including September 30, 2017, and 1.50 to 1.00 at any time thereafter.

The Revolving Credit Facility also does not restrict capital expenditures as long as (a) no event of default under the Revolving Credit Facility exists or would result from such expenditures, and (b) such expenditures do not cause total capital expenditures to exceed $50 million for the fiscal year. The capital expenditure threshold may be increased by any unused portion of the capital expenditure threshold from the immediate preceding fiscal year up to $25 million.
The Revolving Credit Facility has additional restrictive covenants that, among other things, limit the incurrence of additional debt, investments, liens, dividends, acquisitions, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, repurchases of capital stock, hedging contracts, sale leasebacks and other matters customarily restricted in such agreements. In addition, the Revolving Credit Facility contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, judgment defaults in excess of specified amounts, failure of any guaranty or security document supporting the credit agreement and change of control.
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
In March 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “2014 Senior Notes”). The 2014 Senior Notes were sold at 100% of their face value. After deductions were made for the $6.1 million for underwriters’ fees and other debt offering costs, we received $293.9 million of net proceeds which were used to fund the repayment of $300 million of aggregate principal amount of 2010 and 2011 Senior Notes in March and May 2014. In October 2014, we redeemed the remaining $125.0 million in aggregate principal amount of the 2010 and 2011 Senior Notes, primarily funded by proceeds from our revolving credit facility and through cash on hand. During 2014, we recognized a loss on debt extinguishment of $31.2 million for the redemption of the 2010 and 2011 Senior Notes, which included redemption premiums of $21.6 million, $4.8 million of net unamortized discount and $4.8 million of unamortized debt issuance costs.
The 2014 Senior Notes will mature on March 15, 2022 with interest due semi-annually in arrears on March 15 and September 15 of each year. We have the option to redeem the 2014 Senior Notes, in whole or in part, at any time on or after March 15, 2017 in each case at the redemption price specified in the Indenture dated March 18, 2014 (the “Indenture”) plus any accrued and unpaid interest and any additional interest (as defined in the Indenture) thereon to the date of redemption. Prior to March 15, 2017, we may also redeem the 2014 Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, plus any accrued and unpaid interest and any additional interest thereon to the date of redemption. In addition, prior to March 15, 2017, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the 2014 Senior Notes remains outstanding after the occurrence of such redemption and that the redemption occurs within 120 days of the date of the closing of such equity offering.
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
The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. (See Note 14, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
Debt Issuance Costs
Costs incurred in connection with the Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in March 2019. Costs incurred in connection with the issuance of our 2014 Senior Notes were capitalized and are being amortized using the straight-line method (which approximates amortization using the interest method) over the term of the Senior Notes which mature in March 2022.
Capitalized debt costs related to the issuance of our long-term debt were approximately $7.8 million and $9.8 million as of December 31, 2015 and 2014, respectively. We recognized approximately $1.7 million, $2.1 million and $2.1 million of associated amortization during the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, we recognized $2.2 million of loss on extinguishment of debt for the write off of unamortized debt issuance costs associated with the reduction of borrowing capacity under our Revolving Credit Facility which was amended in September and again in December 2015.
5.     Leases
We lease our corporate office facilities in San Antonio, Texas at a payment escalating from $42,511 per month in January 2016 to $50,246 per month in December 2020. We recognize rent expense on a straight-line basis for our corporate office lease. We also lease real estate at 43 other locations, which are primarily used for field offices and storage and maintenance yards, and we lease vehicles, office and other equipment under non-cancelable operating leases, most of which contain renewal options and some of which contain escalation clauses.

Future lease obligations required under non-cancelable operating leases as of December 31, 2015 were as follows (amounts in thousands):

Year ended December 31,
2016	$3,618
2017	2,982
2018	2,347
2019	1,925
2020	1,187
Thereafter	445
$12,504
During 2015, we ceased use of several location offices which were under long-term leases and recognized an expense of $0.3 million in order to accrue the fair value of future lease obligations associated with the facilities which we are no longer using, in accordance with ASC Topic 420, Exit or Disposal Obligations. These accrued lease obligations which have been included in our current and long-term liabilities, according to the lease terms, are not reflected in the table above. Including the impact of lease termination penalties, total lease related exit costs incurred for the year ended December 31, 2015 was $0.5 million. Rent expense under operating leases, including rental exit costs, was $6.2 million, $5.9 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
6.     Income Taxes
The jurisdictional components of income (loss) before income taxes consist of the following (amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Domestic	$(123,499)	$(49,050)	$(66,147)
Foreign	(69,220)	(272)	10,369
Income (loss) before income tax	$(192,719)	$(49,322)	$(55,778)
The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Current tax:
Federal	$(535)	$(112)	$(380)
State	401	1,325	879
Foreign	1,238	3,149	2,302
	1,104	4,362	2,801
Deferred taxes:
Federal	(42,113)	(17,438)	(21,034)
State	29	1,304	(3,520)
Foreign	3,401	468	1,907
	(38,683)	(15,666)	(22,647)
Income tax expense (benefit)	$(37,579)	$(11,304)	$(19,846)

The difference between the income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes consists of the following (amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Expected tax expense (benefit)	$(67,452)	$(17,263)	$(19,522)
State income taxes	(2,066)	1,214	(1,717)
Incentive stock options	83	(208)	66
Net tax benefits and nondeductible expenses in foreign jurisdictions	2,135	957	(92)
Foreign currency translation loss	8,660	2,699	617
Nondeductible expenses for tax purposes	577	920	863
Valuation allowance	20,329	496	—
Other, net	155	(119)	(61)
Income tax expense (benefit)	$(37,579)	$(11,304)	$(19,846)
Income tax expense (benefit) was allocated as follows (amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Continuing operations	$(37,579)	$(11,304)	$(19,846)
Shareholders' equity	962	201	321
Income tax expense (benefit)	$(36,617)	$(11,103)	$(19,525)
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax assets and liabilities were as follows (amounts in thousands):

	Year ended December 31,
	2015	2014
Deferred tax assets:
Capital loss carryforward	$666	$1,009
Intangibles	37,634	33,542
Employee benefits and insurance claims accruals	6,307	12,146
Accounts receivable reserve	849	908
Inventory	631	—
Employee stock-based compensation	8,093	8,440
Accrued expenses not deductible for tax purposes	453	1,391
Accrued revenue not income for book purposes	695	429
Domestic net operating loss carryforward	84,853	84,782
Foreign net operating loss carryforward	3,909	2,562
	144,090	145,209
Valuation allowance	(18,627)	(1,504)

Deferred tax liabilities:
Property and equipment	(142,965)	(199,532)
Net deferred tax assets (liabilities)	$(17,502)	$(55,827)
As of December 31, 2015, we had $88.8 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we only recognize a tax benefit to the extent of taxable income that we expect to earn in the jurisdiction in future periods.
Except for the items listed below, we estimate that our domestic operations will result in taxable income in excess of our net operating losses and we expect to apply the net operating losses against the current year taxable income and taxable income that we have estimated in future periods. The domestic net operating losses have a 20 year carryforward period and can be used to offset future domestic taxable income until their expiration, beginning in 2029, with the latest expiration in 2033. The foreign net operating losses have an indefinite carryforward period. However, as a result of the conditions leading to the impairment of our assets in Colombia, we recorded a valuation allowance of $15.1 million that fully offsets our foreign deferred tax assets relating to net operating losses and other tax benefits.
As of December 31, 2015, we had a valuation allowance of $0.7 million related to a deferred tax asset for a capital loss which we don't believe will be realized in future periods and a valuation allowance of $2.8 million against net operating losses and other tax benefits in certain states.
Deferred income taxes have not been provided on the future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases of our foreign subsidiary based on the determination that such differences are essentially permanent in duration in that the earnings of the subsidiary is expected to be indefinitely reinvested in foreign operations. As of December 31, 2015, the cumulative undistributed earnings/losses of the subsidiary was approximately a $20.3 million loss. If earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after consideration of foreign tax credits. It is not practicable to estimate the amount of additional tax that might be payable on earnings, if distributed.
As discussed in Note 1, Organization and Summary of Significant Accounting Policies, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separately presented as current and noncurrent portions. On December 31, 2015, we elected to early adopt ASU No. 2015-17 prospectively, thus reclassifying $6.8 million of current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted.
On December 23, 2014, the Colombian government enacted a tax reform bill that among other things, increased the tax for equality (“CREE”) rate from 9% to 14% in 2015, 15% in 2016, 17% in 2017 and 18% in 2018. Deferred tax assets and liabilities (with the exception of net operating losses) must now be based on the higher combined income tax rate and CREE rate of 39% in 2015, 40% in 2016, 42% in 2017 and 43% in 2018. However, as of December 31, 2015, we recorded a valuation allowance that fully offsets our foreign deferred tax assets relating to net operating losses and other tax benefits. At this time, a new net-worth tax was also enacted for all Colombian entities. The tax is calculated based on an entity’s net equity as of January 1, 2015. The tax expense is recognized when the net-worth tax is assessed, annually from 2015 through 2017. Based on our Colombian operation's net equity, our net-worth tax obligation was $1.2 million for 2015 and is expected to be approximately $0.7 million and $0.3 million for 2016 and 2017, respectively. The net worth tax is not deductible for income tax purposes.
We have no unrecognized tax benefits relating to ASC Topic 740 and no unrecognized tax benefit activity during the year ended December 31, 2015.
We adopted a policy to record interest and penalty expense related to income taxes as interest and other expense, respectively. At December 31, 2015, no interest or penalties have been or are required to be accrued. Our open tax years for our federal income tax returns in the United States and our income tax returns in Colombia are for the years ended December 31, 2010 to 2014.

7.	Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At December 31, 2015 and December 31, 2014, our financial instruments consist primarily of cash, trade and other receivables, trade payables and long-term debt. The carrying value of cash, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at December 31, 2015 and December 31, 2014 (amounts in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$395,000	$242,354	$455,080	$415,785

8.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic income per share and diluted income per share computations (amounts in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013
Basic
Net income (loss)	$(155,140)	$(38,018)	$(35,932)

Weighted-average shares	64,310	63,161	62,213

Income (loss) per common share—Basic	$(2.41)	$(0.60)	$(0.58)

Diluted
Net income (loss)	$(155,140)	$(38,018)	$(35,932)

Weighted-average shares
Outstanding	64,310	63,161	62,213
Diluted effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—	—
	64,310	63,161	62,213

Income (loss) per common share—Diluted	$(2.41)	$(0.60)	$(0.58)
Potentially dilutive stock options, restricted stock and restricted stock unit awards representing a total of 4,832,438, 3,949,464 and 5,507,765 shares of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.
9.      Equity Transactions and Stock-Based Compensation Plans
Equity Transactions
In May 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of December 31, 2015, the entire $300 million under the shelf registration statement is available for equity or debt offerings. In the future, we may consider equity or debt offerings, as appropriate, to meet our liquidity needs.
Stock-based Compensation Plans
We have stock-based award plans that are administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number, terms, conditions and other provisions of the awards.
At December 31, 2015, the total shares available for future grants to employees and directors under existing plans were 1,932,441, which excludes awards we grant in the form of phantom stock unit awards which are expected to be paid in cash. In January 2016, our Board of Directors approved the grant of the following awards, each with a three-year vesting term:

Number of Shares or Units
Stock options	905,966
Restricted stock unit awards	225,834
1,131,800

Phantom stock unit awards	1,268,068
We grant stock option and restricted stock awards with vesting based on time of service conditions. We grant restricted stock unit awards with vesting based on time of service conditions, and in certain cases, subject to performance and market conditions. In 2016, we granted phantom stock unit awards with vesting based on time of service, performance and market conditions, which were classified as liability awards under ASC Topic 718, Compensation—Stock Compensation. We recognize compensation cost for stock option, restricted stock, restricted stock unit, and phantom stock unit awards based on the fair value estimated in accordance with ASC Topic 718. For our awards with graded vesting, we recognize compensation expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.
The following table summarizes the compensation expense recognized for stock option, restricted stock and restricted stock unit awards during the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Stock option awards	$923	$1,275	$1,771
Restricted stock awards	399	548	576
Restricted stock unit awards	2,307	5,794	4,024
	$3,629	$7,617	$6,371
The following table summarizes the unrecognized compensation cost (amounts in thousands) to be recognized for stock options, restricted stock and restricted stock unit awards, and the weighted-average period remaining (in years) over which the compensation cost is expected to be recognized, as of December 31, 2015:

	Weighted-Average Period Remaining	Unrecognized Compensation Cost
Stock options	0.84	$452
Restricted stock awards	0.39	137
Restricted stock unit awards	1.20	3,417
		$4,006
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

We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Expected volatility	64%	66%	66%
Risk-free interest rates	1.4%	1.7%	1.0%
Expected life in years	5.52	5.49	5.53
Grant-date fair value	$2.31	$4.87	$4.36
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
The following table represents stock option activity from December 31, 2013 through December 31, 2015:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Life in Years
Outstanding stock options as of December 31, 2013	5,532,213	$10.18
Granted	221,440	8.44
Forfeited	(155,100)	14.82
Exercised	(928,777)	9.01
Outstanding stock options as of December 31, 2014	4,669,776	$10.18
Granted	341,638	4.12
Forfeited	(586,160)	13.18
Exercised	(203,300)	3.84
Outstanding stock options as of December 31, 2015	4,221,954	$9.58	4.3
Stock options exercisable as of December 31, 2015	3,707,800	$10.13	3.8
At December 31, 2015, aggregate outstanding and aggregate exercisable stock options had no intrinsic value. Intrinsic value is the difference between the exercise price of a stock option and the closing market price of our common stock, which was $2.17 on December 31, 2015.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, when we have excess tax benefits resulting from the exercise of stock options, we report them as financing cash flows in our consolidated statement of cash flows, unless otherwise disallowed under ASC Topic 740, Income Taxes.

The following table summarizes our nonvested stock option activity from December 31, 2013 through December 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested stock options as of December 31, 2013	757,041	$4.74
Granted	221,440	4.87
Vested	(433,211)	4.77
Nonvested stock options as of December 31, 2014	545,270	$4.77
Granted	341,638	2.31
Vested	(364,721)	4.70
Forfeited	(8,033)	5.23
Nonvested stock options as of December 31, 2015	514,154	$3.19
Restricted Stock
We grant restricted stock awards that vest over a one-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions.
The following table summarizes our restricted stock activity from December 31, 2013 through December 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested restricted stock as of December 31, 2013	105,204	$8.18
Granted	32,100	14.33
Vested	(88,620)	8.20
Nonvested restricted stock as of December 31, 2014	48,684	$12.20
Granted	47,296	7.40
Vested	(48,684)	12.19
Nonvested restricted stock as of December 31, 2015	47,296	$7.41
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
In April 2015, we determined that 64% of the target number of shares granted during 2012 were actually earned based on the Company’s achievement of certain performance measures, as compared to the predefined peer group, over the performance period from January 1, 2012 through December 31, 2014, resulting in a reduction of 68,299 shares being issued. The performance-based RSUs granted during 2012 vested and were converted to common stock at the end of April 2015.
As of December 31, 2015, we estimated that our actual achievement level for the performance-based RSUs granted during 2013, 2014 and 2015 will be approximately 60%, 80% and 100% of the predetermined performance conditions, respectively. Therefore, the outstanding 957,295 restricted stock units would be adjusted to represent 796,055 shares of our common stock if these achievement levels are maintained through the applicable performance periods.
The following table summarizes our restricted stock unit activity from December 31, 2013 through December 31, 2015:

	Time-Based Award		Performance-Based Award
	Number of Time-Based Award Units	Weighted-Average Grant-Date Fair Value per Unit	Number of Performance-Based Award Units	Weighted-Average Grant-Date Fair Value per Unit
Nonvested restricted stock units as of December 31, 2013	627,712	$7.93	673,762	$9.19
Granted	360,665	8.64	400,503	9.67
Achieved performance adjustment	—	—	22,091	10.23
Vested	(267,430)	8.16	(155,647)	10.23
Forfeited	(45,868)	8.07	(78,897)	9.30
Nonvested restricted stock units as of December 31, 2014	675,079	$8.21	861,812	$9.24
Granted	151,919	4.08	634,272	6.66
Achieved performance adjustment	—	—	(68,299)	9.85
Vested	(340,225)	8.11	(227,454)	9.29
Forfeited	(100,240)	7.21	(243,036)	8.87
Nonvested restricted stock units as of December 31, 2015	386,533	$6.93	957,295	$7.57
10.     Employee Benefit Plans and Insurance
We maintain a 401(k) retirement plan for our eligible employees. Under this plan, we may make a matching contribution, on a discretionary basis, equal to a percentage of each eligible employee’s annual contribution, which we determine annually. Our matching contributions for the years ended December 31, 2015, 2014 and 2013 were $4.2 million, $6.4 million and $6.0 million, respectively.
We maintain a self-insurance program, for major medical and hospitalization coverage for employees and their dependents, which is partially funded by employee payroll deductions. We have provided for reported claims costs as well as incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a maximum liability of $200,000 per covered individual per year. Amounts in excess of the stated maximum are covered under a separate policy provided by an insurance company. Accrued insurance premiums and deductibles at December 31, 2015 and 2014 include $2.4 million and $3.4 million, respectively, for our estimate of incurred but unpaid costs related to the self-insurance portion of our health insurance.
We are self-insured for up to $500,000 per incident for all workers’ compensation claims submitted by employees for on-the-job injuries. We accrue our workers’ compensation claim cost estimates based on historical claims development data and we accrue the cost of administrative services associated with claims processing. We also have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. Accrued insurance premiums and deductibles at December 31, 2015 and 2014 include $5.5 million and $9.0 million, respectively, for our estimate of costs relative to the self-insured portion of our workers’ compensation, general liability and auto liability insurance. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.

11.	Segment Information
We have two operating segments referred to as the Drilling Services Segment and the Production Services Segment which is the basis management uses for making operating decisions and assessing performance.
Our Drilling Services Segment provides contract land drilling services to a diverse group of exploration and production companies through our four drilling divisions in the US, and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs.
Our Production Services Segment provides a range of services, including well servicing, wireline services and coiled tubing services, to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore.
The following tables set forth certain financial information for our two operating segments and corporate as of and for the years ending December 31, 2015, 2014 and 2013 (amounts in thousands):

	As of and for the year ended December 31, 2015
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$518,208	$281,530	$30,038	$829,776
Revenues	$249,318	$291,460	$—	$540,778
Operating costs	144,196	213,820	—	358,016
Segment margin	$105,122	$77,640	$—	$182,762
Depreciation and amortization	$80,265	$69,335	$1,339	$150,939
Capital expenditures	$113,060	$29,228	$619	$142,907

	As of and for the year ended December 31, 2014
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$702,987	$442,755	$25,847	$1,171,589
Revenues	$516,473	$538,750	$—	$1,055,223
Operating costs	348,133	339,690	—	687,823
Segment margin	$168,340	$199,060	$—	$367,400
Depreciation and amortization	$115,714	$66,326	$1,336	$183,376
Capital expenditures	$112,483	$74,652	$986	$188,121

	As of and for the year ended December 31, 2013
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$785,119	$414,278	$30,226	$1,229,623
Revenues	$528,327	$431,859	$—	$960,186
Operating costs	354,380	276,296	—	630,676
Segment margin	$173,947	$155,563	$—	$329,510
Depreciation and amortization	$122,201	$64,604	$1,113	$187,918
Capital expenditures	$78,708	$44,541	$2,171	$125,420

The following table reconciles the segment profits reported above to income from operations as reported on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Segment margin	$182,762	$367,400	$329,510
Depreciation and amortization	(150,939)	(183,376)	(187,918)
General and administrative	(73,903)	(103,385)	(94,183)
Bad debt (expense) recovery	188	(1,445)	(767)
Impairment charges	(129,152)	(73,025)	(54,292)
Gain on dispositions of property and equipment, net	4,344	1,859	1,421
Gain on sale of fishing and rental services operations	—	10,702	—
Gain on litigation	—	5,254	—
Income (loss) from operations	$(166,700)	$23,984	$(6,229)
The following table sets forth certain financial information for our international operations in Colombia as of and for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	As of and for the year ended December 31,
	2015	2014	2013
Identifiable assets	$54,590	$142,321	$150,719
Revenues	$43,878	$104,520	$115,631
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

12.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $40.2 million relating to our performance under these bonds as of December 31, 2015.
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

13.     Quarterly Results of Operations (unaudited)
The following table summarizes quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2015
Revenues	$193,814	$135,011	$107,480	$104,473	$540,778
Income (loss) from operations	(8,334)	(75,108)	(17,972)	(65,286)	(166,700)
Income tax (expense) benefit	4,450	2,586	6,682	23,861	37,579
Net income (loss)	(12,019)	(77,281)	(17,540)	(48,300)	(155,140)
Earnings (loss) per share:
Basic	$(0.19)	$(1.20)	$(0.27)	$(0.75)	$(2.41)
Diluted	$(0.19)	$(1.20)	$(0.27)	$(0.75)	$(2.41)

Year ended December 31, 2014
Revenues	$239,034	$259,812	$273,267	$283,110	$1,055,223
Income (loss) from operations	17,935	21,917	32,804	(48,672)	23,984
Income tax (expense) benefit	(37)	1,070	(9,927)	20,198	11,304
Net income (loss)	(2,579)	(319)	12,453	(47,573)	(38,018)
Earnings (loss) per share:
Basic	$(0.04)	$(0.01)	$0.20	$(0.75)	$(0.60)
Diluted	$(0.04)	$(0.01)	$0.19	$(0.75)	$(0.60)

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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of December 31, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,221	$(5,612)	$2,551	$—	$14,160
Receivables, net of allowance	74	67,174	12,814	(246)	79,816
Intercompany receivable (payable)	(24,836)	31,108	(6,272)	—	—
Inventory	—	5,591	3,671	—	9,262
Assets held for sale	—	4,619	—	—	4,619
Prepaid expenses and other current assets	1,200	4,767	1,444	—	7,411
Total current assets	(6,341)	107,647	14,208	(246)	115,268
Net property and equipment	3,311	667,321	31,953	—	702,585
Investment in subsidiaries	657,090	42,240	—	(699,330)	—
Intangible assets, net of accumulated amortization	—	1,944	—	—	1,944
Noncurrent deferred income taxes	84,014	—	18	(84,014)	18
Other long-term assets	8,295	962	704	—	9,961
Total assets	$746,369	$820,114	$46,883	$(783,590)	$829,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$14,628	$1,707	$—	$16,951
Deferred revenues	—	5,570	652	—	6,222
Accrued expenses	8,373	37,023	1,719	(246)	46,869
Total current liabilities	8,989	57,221	4,078	(246)	70,042
Long-term debt, less current portion	395,000	—	—	—	395,000
Noncurrent deferred income taxes	(975)	102,509	—	(84,014)	17,520
Other long-term liabilities	712	3,294	565	—	4,571
Total liabilities	403,726	163,024	4,643	(84,260)	487,133
Total shareholders’ equity	342,643	657,090	42,240	(699,330)	342,643
Total liabilities and shareholders’ equity	$746,369	$820,114	$46,883	$(783,590)	$829,776

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,688	$(5,516)	$12,752	$—	$34,924
Receivables, net of allowance	1,641	151,048	37,512	—	190,201
Intercompany receivable (payable)	(24,836)	55,567	(30,728)	(3)	—
Deferred income taxes	1,827	8,196	975	—	10,998
Inventory	—	7,208	6,909	—	14,117
Assets held for sale	—	9,909	—	—	9,909
Prepaid expenses and other current assets	1,217	6,554	1,154	—	8,925
Total current assets	7,537	232,966	28,574	(3)	269,074
Net property and equipment	4,179	763,994	89,118	(750)	856,541
Investment in subsidiaries	850,807	116,799	—	(967,606)	—
Intangible assets, net of accumulated amortization	—	24,223	—	—	24,223
Noncurrent deferred income taxes	90,664	—	2,753	(90,664)	2,753
Other long-term assets	10,122	1,955	6,921	—	18,998
Total assets	$963,309	$1,139,937	$127,366	$(1,059,023)	$1,171,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735	$57,910	$5,660	$—	$64,305
Current portion of long-term debt	—	27	—	—	27
Deferred revenues	—	3,315	—	—	3,315
Accrued expenses	11,109	64,063	4,376	(3)	79,545
Total current liabilities	11,844	125,315	10,036	(3)	147,192
Long-term debt, less current portion	455,000	53	—	—	455,053
Noncurrent deferred income taxes	138	160,104	—	(90,664)	69,578
Other long-term liabilities	513	3,658	531	—	4,702
Total liabilities	467,495	289,130	10,567	(90,667)	676,525
Total shareholders’ equity	495,814	850,807	116,799	(968,356)	495,064
Total liabilities and shareholders’ equity	$963,309	$1,139,937	$127,366	$(1,059,023)	$1,171,589

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Year ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$496,900	$43,878	$—	$540,778
Costs and expenses:
Operating costs	—	322,458	35,558	—	358,016
Depreciation and amortization	1,338	137,987	11,614	—	150,939
General and administrative	21,515	50,710	2,230	(552)	73,903
Bad debt expense (recovery)	—	571	(759)	—	(188)
Impairment charges	—	73,270	56,632	(750)	129,152
Gain on dispositions of property and equipment, net	117	(4,350)	(111)	—	(4,344)
Intercompany leasing	—	(4,860)	4,860	—	—
Total costs and expenses	22,970	575,786	110,024	(1,302)	707,478
Income (loss) from operations	(22,970)	(78,886)	(66,146)	1,302	(166,700)
Other (expense) income:
Equity in earnings of subsidiaries	(126,553)	(74,459)	—	201,012	—
Interest expense, net of interest capitalized	(21,128)	(117)	23	—	(21,222)
Loss on extinguishment of debt	(2,186)	—	—	—	(2,186)
Other	6	1,687	(3,752)	(552)	(2,611)
Total other (expense) income	(149,861)	(72,889)	(3,729)	200,460	(26,019)
Income (loss) before income taxes	(172,831)	(151,775)	(69,875)	201,762	(192,719)
Income tax (expense) benefit [1]	16,941	25,222	(4,584)	—	37,579
Net income (loss)	$(155,890)	$(126,553)	$(74,459)	$201,762	$(155,140)

	Year ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$950,703	$104,520	$—	$1,055,223
Costs and expenses:
Operating costs	—	611,392	76,431	—	687,823
Depreciation and amortization	1,336	168,157	13,883	—	183,376
General and administrative	27,314	72,878	3,745	(552)	103,385
Bad debt expense (recovery)	—	1,329	116	—	1,445
Impairment charges	—	73,025	—	—	73,025
Gain on dispositions of property and equipment, net	—	(1,796)	(63)	—	(1,859)
Gain on sale of fishing and rental services operations	—	(10,702)	—	—	(10,702)
Gain on litigation	(5,254)	—	—	—	(5,254)
Intercompany leasing	—	(4,860)	4,860	—	—
Total costs and expenses	23,396	909,423	98,972	(552)	1,031,239
Income (loss) from operations	(23,396)	41,280	5,548	552	23,984
Other (expense) income:
Equity in earnings of subsidiaries	21,254	(3,767)	—	(17,487)	—
Interest expense, net of interest capitalized	(38,562)	(223)	4	—	(38,781)
Loss on extinguishment of debt	(31,221)	—	—	—	(31,221)
Other	21	2,985	(5,758)	(552)	(3,304)
Total other (expense) income	(48,508)	(1,005)	(5,754)	(18,039)	(73,306)
Income (loss) before income taxes	(71,904)	40,275	(206)	(17,487)	(49,322)
Income tax (expense) benefit [1]	33,886	(19,021)	(3,561)	—	11,304
Net income (loss)	$(38,018)	$21,254	$(3,767)	$(17,487)	$(38,018)

	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$844,555	$115,631	$—	$960,186
Costs and expenses:
Operating costs	—	548,628	82,048	—	630,676
Depreciation and amortization	1,113	173,516	13,289	—	187,918
General and administrative	25,272	65,962	3,501	(552)	94,183
Bad debt expense (recovery)	67	700	—	—	767
Impairment charges	—	54,292	—	—	54,292
Gain on dispositions of property and equipment, net	—	(283)	(1,138)	—	(1,421)
Intercompany leasing	—	(4,860)	4,860	—	—
Total costs and expenses	26,452	837,955	102,560	(552)	966,415
Income (loss) from operations	(26,452)	6,600	13,071	552	(6,229)
Other (expense) income:
Equity in earnings of subsidiaries	11,861	6,260	—	(18,121)	—
Interest expense, net of interest capitalized	(48,302)	(37)	29	—	(48,310)
Other	9	1,990	(2,686)	(552)	(1,239)
Total other (expense) income	(36,432)	8,213	(2,657)	(18,673)	(49,549)
Income (loss) before income taxes	(62,884)	14,813	10,414	(18,121)	(55,778)
Income tax (expense) benefit [1]	26,952	(2,952)	(4,154)	—	19,846
Net income (loss)	$(35,932)	$11,861	$6,260	$(18,121)	$(35,932)

[1] The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$4,067	$147,643	$(8,991)	$—	$142,719
Cash flows from investing activities:
Purchases of property and equipment	(663)	(157,336)	(1,885)	269	(159,615)
Proceeds from sale of property and equipment	32	57,444	467	(269)	57,674
Proceeds from insurance recoveries	—	285	—	—	285
	(631)	(99,607)	(1,418)	—	(101,656)
Cash flows from financing activities:
Debt repayments	(60,000)	(2)	—	—	(60,002)
Debt issuance costs	(1,877)	—	—	—	(1,877)
Proceeds from exercise of options	781	—	—	—	781
Purchase of treasury stock	(729)	—	—	—	(729)
Intercompany contributions/distributions	47,922	(48,130)	208	—	—
	(13,903)	(48,132)	208	—	(61,827)
Net increase (decrease) in cash and cash equivalents	(10,467)	(96)	(10,201)	—	(20,764)
Beginning cash and cash equivalents	27,688	(5,516)	12,752	—	34,924
Ending cash and cash equivalents	$17,221	$(5,612)	$2,551	$—	$14,160

	Year ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(59,405)	$265,171	$27,275	$—	$233,041
Cash flows from investing activities:
Purchases of property and equipment	(1,029)	(158,392)	(15,957)	—	(175,378)
Proceeds from sale of property and equipment	—	8,069	301	—	8,370
Proceeds from sale of fishing and rental services operations	15,090	—	—	—	15,090
	14,061	(150,323)	(15,656)	—	(151,918)
Cash flows from financing activities:
Debt repayments	(490,000)	(25)	—	—	(490,025)
Proceeds from issuance of debt	440,000	—	—	—	440,000
Debt issuance costs	(9,239)	—	—	—	(9,239)
Tender premium costs	(21,553)	—	—	—	(21,553)
Proceeds from exercise of options	8,368	—	—	—	8,368
Purchase of treasury stock	(1,135)	—	—	—	(1,135)
Intercompany contributions/distributions	118,223	(118,280)	57	—	—
	44,664	(118,305)	57	—	(73,584)
Net increase (decrease) in cash and cash equivalents	(680)	(3,457)	11,676	—	7,539
Beginning cash and cash equivalents	28,368	(2,059)	1,076	—	27,385
Ending cash and cash equivalents	$27,688	$(5,516)	$12,752	$—	$34,924

	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(66,941)	$240,108	$1,413	$—	$174,580
Cash flows from investing activities:
Purchases of property and equipment	(2,649)	(151,363)	(11,344)	—	(165,356)
Proceeds from sale of property and equipment	8	12,510	1,318	—	13,836
Proceeds from insurance recoveries	—	844	—	—	844
	(2,641)	(138,009)	(10,026)	—	(150,676)
Cash flows from financing activities:
Debt repayments	(60,000)	(874)	—	—	(60,874)
Proceeds from issuance of debt	40,000	—	—	—	40,000
Debt issuance costs	(13)	—	—	—	(13)
Proceeds from exercise of options	1,266	—	—	—	1,266
Purchase of treasury stock	(631)	—	—	—	(631)
Intercompany contributions/distributions	98,849	(97,883)	(966)	—	—
	79,471	(98,757)	(966)	—	(20,252)
Net increase (decrease) in cash and cash equivalents	9,889	3,342	(9,579)	—	3,652
Beginning cash and cash equivalents	18,479	(5,401)	10,655	—	23,733
Ending cash and cash equivalents	$28,368	$(2,059)	$1,076	$—	$27,385

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Pioneer Energy Services Corp.’s management assessed the effectiveness of Pioneer Energy Services Corp.’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we have concluded that, as of December 31, 2015, Pioneer Energy Services Corp.’s internal control over financial reporting was effective based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Pioneer Energy Services Corp. included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Pioneer Energy Services Corp.’s internal control over financial reporting as of December 31, 2015. This report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B.	Other Information
Not applicable.

PART III
In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2016 Annual Meeting of Shareholders. We intend to file that definitive proxy statement with the SEC on or about April 15, 2016.

Item 10.	Directors, Executive Officers and Corporate Governance
Please see the information appearing in the proposal for the election of directors and under the headings “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2016 Annual Meeting of Shareholders for the information this Item 10 requires.

Item 11.	Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2016 Annual Meeting of Shareholders for the information this Item 11 requires.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Please see the information appearing under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2016 Annual Meeting of Shareholders for the information this Item 12 requires.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2016 Annual Meeting of Shareholders for the information this Item 13 requires.

Item 14.	Principal Accounting Fees and Services
Please see the information appearing in the proposal for the ratification of the appointment of our independent registered public accounting firm in the definitive proxy statement for our 2016 Annual Meeting of Shareholders for the information this Item 14 requires.

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

10.1+*	-	Pioneer Drilling Company’s 1999 Stock Plan and Form of Stock Option Agreement (Form 10-K dated June 22, 2001 (File No. 1-8182, Exhibit 10.7)).

10.2+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 dated November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

10.3+*	-	Pioneer Drilling Company Amended and Restated 2007 Incentive Plan (Form 10-Q dated November 3, 2011 (File No. 1-8182, Exhibit 10.1)).

10.4+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Stock Option Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.1)).

10.5+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Stock Option Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.2)).

10.6+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Restricted Stock Unit Award Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.3)).

10.7+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Restricted Stock Unit Award Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.4)).

10.8+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.5)).

10.9+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.6)).

10.11+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated July 31, 2014 (File No. 1-8182, Exhibit 10.7)).

10.12+*	-	Pioneer Drilling Company Amended and Restated Key Executive Severance Plan (Form 10-Q for the dated August 5, 2008 (File No. 1-8182, Exhibit 10.4)).

10.13+*	-	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).

10.14+*	-	Pioneer Drilling Company Employee Relocation Policy Executive Officers – Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).

10.15*	-
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

10.18*	-
Third Amendment dated as of September 15, 2015, by and among Pioneer Energy Services Corp., a Texas corporation, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated September 15, 2015 (File No. 1-8182, Exhibit 4.1)).

10.19*	-
Fourth Amendment dated as of December 23, 2015, by and among Pioneer Energy Services Corp., a Texas corporations, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated December 23, 2015 (File No. 1-8182, Exhibit 4.1)).

10.20+*	-	Employment Letter, effective March 1, 2008, from Pioneer Drilling Company to Joseph B. Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.1)).

10.21+*	-
Confidentiality and Non-Competition Agreement, dated February 29, 2008, by and between Pioneer Drilling Company, Pioneer Production Services, Inc. and Joe Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.2)).

10.22+*	-	Employment Letter, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

10.23+*	-	Pioneer Energy Services Corp. Nonqualified Retirement Savings and Investment Plan (Form 8-K dated January 30, 2013 (File No. 1-8182, Exhibit 10.1)).

10.24+*	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 12, 2013 (File No. 1-8182)).

10.25+*	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 9, 2014 (File No. 1-8182)).

10.26+*	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 20, 2015 (File No. 1-8182)).

10.27+*	-	Retirement and Consulting Services Agreement and Complete Release of All Claims, effective January 1, 2015, by and between Pioneer Energy Services Corp and F.C. "Red" West.

10.28+*	-	Waiver and Release Agreement, dated as of March 2, 2015, between Pioneer Drilling Services, Ltd. and Joseph B. Eustace (Form 10-Q dated April 30, 2015 (File No. 1-8182, Exhibit 10.1)).

10.29+**	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan Form of Performance Phantom Stock Unit Award Agreement.

12.1**	-	Computation of ratio of earnings to fixed charges.

21.1**	-	Subsidiaries of Pioneer Energy Services Corp.

23.1**	-	Consent of Independent Registered Public Accounting Firm.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

 _______________

*	Incorporated by reference to the filing indicated.

**	Filed herewith.

#	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

February 17, 2016	/S/ WM. STACY LOCKE
Wm. Stacy Locke Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DEAN A. BURKHARDT	Chairman	February 17, 2016
Dean A. Burkhardt
/S/ WM. STACY LOCKE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2016
Wm. Stacy Locke
/S/ LORNE E. PHILLIPS	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2016
Lorne E. Phillips
/S/ C. JOHN THOMPSON	Director	February 17, 2016
C. John Thompson
/S/ JOHN MICHAEL RAUH	Director	February 17, 2016
John Michael Rauh
/S/ SCOTT D. URBAN	Director	February 17, 2016
Scott D. Urban

Index to Exhibits

Exhibit Number		Description

3.1*	-	Restated Articles of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated July 30, 2012 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated July 30, 2012 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Energy Services Corp. (Form 10-Q dated August 7, 2012 (File No. 1-8182, Exhibit 4.1)).

4.2*	-
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

10.1+*	-	Pioneer Drilling Company’s 1999 Stock Plan and Form of Stock Option Agreement (Form 10-K dated June 22, 2001 (File No. 1-8182, Exhibit 10.7)).

10.2+*	-	Pioneer Drilling Company 2003 Stock Plan (Form S-8 dated November 18, 2003 (File No. 333-110569, Exhibit 4.4)).

10.3+*	-	Pioneer Drilling Company Amended and Restated 2007 Incentive Plan (Form 10-Q dated November 3, 2011 (File No. 1-8182, Exhibit 10.1)).

10.4+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Stock Option Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.1)).

10.5+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Stock Option Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.2)).

10.6+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Restricted Stock Unit Award Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.3)).

10.7+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Restricted Stock Unit Award Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.4)).

10.8+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Non-Employee Director Restricted Stock Award Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.5)).

10.9+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated July 30, 2015 (File No. 1-8182, Exhibit 10.6)).

10.11+*	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Long-Term Incentive Cash Award Agreement (Form 10-Q dated July 31, 2014 (File No. 1-8182, Exhibit 10.7)).

10.12+*	-	Pioneer Drilling Company Amended and Restated Key Executive Severance Plan (Form 10-Q for the dated August 5, 2008 (File No. 1-8182, Exhibit 10.4)).

10.13+*	-	Pioneer Drilling Company Form of Indemnification Agreement (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.1)).

10.14+*	-	Pioneer Drilling Company Employee Relocation Policy Executive Officers – Package A (Form 8-K dated August 8, 2007 (File No. 1-8182, Exhibit 10.3)).

10.15*	-
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

10.18*	-
Third Amendment dated as of September 15, 2015, by and among Pioneer Energy Services Corp., a Texas corporation, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated September 15, 2015 (File No. 1-8182, Exhibit 4.1)).

10.19*	-
Fourth Amendment dated as of December 23, 2015, by and among Pioneer Energy Services Corp., a Texas corporations, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated December 23, 2015 (File No. 1-8182, Exhibit 4.1)).

10.20+*	-	Employment Letter, effective March 1, 2008, from Pioneer Drilling Company to Joseph B. Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.1)).

10.21+*	-
Confidentiality and Non-Competition Agreement, dated February 29, 2008, by and between Pioneer Drilling Company, Pioneer Production Services, Inc. and Joe Eustace (Form 8-K dated March 5, 2008 (File No. 1-8182, Exhibit 10.2)).

10.22+*	-	Employment Letter, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

10.23+*	-	Pioneer Energy Services Corp. Nonqualified Retirement Savings and Investment Plan (Form 8-K dated January 30, 2013 (File No. 1-8182, Exhibit 10.1)).

10.24+*	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 12, 2013 (File No. 1-8182)).

10.25+*	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 9, 2014 (File No. 1-8182)).

10.26+*	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 20, 2015 (File No. 1-8182)).

10.27+*	-	Retirement and Consulting Services Agreement and Complete Release of All Claims, effective January 1, 2015, by and between Pioneer Energy Services Corp and F.C. "Red" West.

10.28+*	-	Waiver and Release Agreement, dated as of March 2, 2015, between Pioneer Drilling Services, Ltd. and Joseph B. Eustace (Form 10-Q dated April 30, 2015 (File No. 1-8182, Exhibit 10.1)).

10.29+**	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan Form of Performance Phantom Stock Unit Award Agreement.

12.1**	-	Computation of ratio of earnings to fixed charges.

21.1**	-	Subsidiaries of Pioneer Energy Services Corp.

23.1**	-	Consent of Independent Registered Public Accounting Firm.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.
+    Management contract or compensatory plan or arrangement.