Form 10-Q
period 2016-06-30
PIONEER ENERGY SERVICES CORP
filed 2016-07-28
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 15, 2016, there were 65,071,906 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,578	$14,160
Receivables:
Trade, net of allowance for doubtful accounts	35,810	47,577
Unbilled receivables	2,121	13,624
Insurance recoveries	17,611	14,556
Other receivables	3,337	4,059
Inventory	8,640	9,262
Assets held for sale	4,513	4,619
Prepaid expenses and other current assets	5,889	7,411
Total current assets	92,499	115,268
Property and equipment, at cost	1,135,346	1,146,994
Less accumulated depreciation	480,552	444,409
Net property and equipment	654,794	702,585
Intangible assets, net of accumulated amortization of $12.7 million and $12.3 million at June 30, 2016 and December 31, 2015, respectively	1,166	1,944
Deferred income taxes	15	18
Other long-term assets	2,050	2,178
Total assets	$750,524	$821,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,077	$16,951
Deferred revenues	2,848	6,222
Accrued expenses:
Payroll and related employee costs	13,391	13,859
Insurance premiums and deductibles	6,530	8,087
Insurance claims and settlements	14,058	14,556
Interest	5,489	5,508
Other	3,826	4,859
Total current liabilities	59,219	70,042
Long-term debt, less debt issuance costs	387,551	387,217
Deferred income taxes	15,100	17,520
Other long-term liabilities	3,508	4,571
Total liabilities	465,378	479,350
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 65,071,906 and 64,497,915 shares outstanding at June 30, 2016 and December 31, 2015, respectively	6,559	6,496
Additional paid-in capital	476,077	475,823
Treasury stock, at cost; 515,546 and 458,170 shares at June 30, 2016 and December 31, 2015, respectively	(3,883)	(3,759)
Accumulated deficit	(193,607)	(135,917)
Total shareholders’ equity	285,146	342,643
Total liabilities and shareholders’ equity	$750,524	$821,993

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues:
Drilling services	$27,959	$58,559	$61,143	$156,974
Production services	34,331	76,452	76,099	171,851
Total revenues	62,290	135,011	137,242	328,825

Costs and expenses:
Drilling services	14,773	32,815	32,213	95,111
Production services	28,742	53,106	63,591	121,874
Depreciation and amortization	28,922	38,489	58,746	80,271
General and administrative	15,258	18,363	31,766	40,223
Bad debt expense	112	394	57	713
Impairment charges	—	71,329	—	77,319
Loss (gain) on dispositions of property and equipment, net	508	(4,377)	(92)	(3,244)
Total costs and expenses	88,315	210,119	186,281	412,267
Loss from operations	(26,025)	(75,108)	(49,039)	(83,442)

Other (expense) income:
Interest expense, net of interest capitalized	(6,375)	(5,245)	(12,629)	(10,700)
Loss on extinguishment of debt	(299)	—	(299)	—
Other	718	486	329	(2,194)
Total other expense	(5,956)	(4,759)	(12,599)	(12,894)

Loss before income taxes	(31,981)	(79,867)	(61,638)	(96,336)
Income tax benefit	1,990	2,586	3,948	7,036
Net loss	$(29,991)	$(77,281)	$(57,690)	$(89,300)

Loss per common share—Basic	$(0.46)	$(1.20)	$(0.89)	$(1.39)

Loss per common share—Diluted	$(0.46)	$(1.20)	$(0.89)	$(1.39)

Weighted average number of shares outstanding—Basic	64,781	64,342	64,679	64,168

Weighted average number of shares outstanding—Diluted	64,781	64,342	64,679	64,168

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(57,690)	$(89,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,746	80,271
Allowance for doubtful accounts, net of recoveries	57	713
Gain on dispositions of property and equipment, net	(92)	(3,244)
Stock-based compensation expense	2,065	1,240
Amortization of debt issuance costs	844	827
Loss on extinguishment of debt	299	—
Impairment charges	—	77,319
Deferred income taxes	(4,348)	(8,267)
Change in other long-term assets	102	1,018
Change in other long-term liabilities	(1,063)	(1,606)
Changes in current assets and liabilities:
Receivables	24,159	91,881
Inventory	454	1,001
Prepaid expenses and other current assets	1,525	1,384
Accounts payable	(5,100)	(26,220)
Deferred revenues	(2,786)	22,798
Accrued expenses	(3,576)	(28,044)
Net cash provided by operating activities	13,596	121,771

Cash flows from investing activities:
Purchases of property and equipment	(13,240)	(84,027)
Proceeds from sale of property and equipment	812	34,538
Proceeds from insurance recoveries	—	227
Net cash used in investing activities	(12,428)	(49,262)

Cash flows from financing activities:
Debt repayments	—	(45,002)
Debt issuance costs	(809)	(5)
Proceeds from exercise of options	183	753
Purchase of treasury stock	(124)	(711)
Net cash used in financing activities	(750)	(44,965)

Net increase in cash and cash equivalents	418	27,544
Beginning cash and cash equivalents	14,160	34,924
Ending cash and cash equivalents	$14,578	$62,468

Supplementary disclosure:
Interest paid	$12,053	$11,385
Income tax paid	$519	$2,331
Noncash investing and financing activity:
Change in capital expenditure accruals	$722	$11,133

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

Drilling Division	Rig Count
South Texas	6
West Texas	8
North Dakota	5
Appalachia	4
Colombia	8
31
Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of June 30, 2016, our production services fleets are as follows:

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
Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. As a result, term contracts for 19 of our drilling rigs were terminated early, including three that were terminated in early 2016.
As of June 30, 2016, 11 of our 23 domestic drilling rigs are earning revenues, nine of which are under term contracts. Of the eight rigs in Colombia, three are under term contracts, but have been put on standby by our client and are not earning revenue. The term contracts in Colombia are cancelable without penalty, by our client if 30 days' notice is provided, and by us if rig operations are suspended without an associated dayrate. We are actively marketing our idle drilling rigs in Colombia to various operators to diversify our client base, and evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
Including these three contracts in Colombia, 14 of our drilling rigs are currently under contract, which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts		Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic Rigs:
Earning under contract	2	7	1	1	1	1	3
Earning but not working	—	2	2	—	—	—	—

Colombia Rigs (on standby)	—	3	1	—	—	—	2
	2	12	4	1	1	1	5
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
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2016, through the filing of this Form 10-Q, for inclusion as necessary.

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
Our unbilled receivables totaled $2.1 million at June 30, 2016, of which $1.9 million represented revenue recognized but not yet billed on daywork drilling contracts in progress and $0.2 million related to unbilled receivables for our Production Services Segment. At December 31, 2015, our unbilled receivables totaled $13.6 million, of which $11.9 million represented revenue recognized but not yet billed on daywork drilling contracts in progress, $1.1 million related to unbilled receivables for our Production Services Segment, and $0.6 million related to one turnkey contract in progress.
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
Other Current Liabilities
Our other accrued expenses include accruals for items such as property tax, sales tax, and professional and other fees. We routinely expense these items in the normal course of business over the periods these expenses benefit.
Other Long-Term Liabilities
Our other long-term liabilities consist of the noncurrent portion of liabilities associated with our long-term compensation plans, the long-term portion of deferred revenues, deferred lease liabilities and other deferred liabilities.
Related-Party Transactions
During the six months ended June 30, 2016 and 2015, the Company paid approximately $84,000 and $88,000, respectively, for trucking and equipment rental services, which represented arms-length transactions, to Gulf Coast Lease Service. Joe Freeman, our Senior Vice President of Well Servicing, serves as the President of Gulf Coast Lease Service, which is owned and operated by Mr. Freeman's two sons. Mr. Freeman does not receive compensation from Gulf Coast Lease Service, and he serves primarily in an advisory role to his sons.
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
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which sets forth an impairment model requiring the measurement of all expected credit losses for financial instruments (including trade receivables) held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This ASU is effective for us beginning with our first quarterly filing in 2020. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
Reclassifications
Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year’s presentation.

2.    Property and Equipment
During the six months ended June 30, 2016 and 2015, we had capital expenditures of $14.0 million and $95.2 million, respectively, which includes $0.2 million and $1.5 million, respectively, of capitalized interest costs incurred during the construction periods of new drilling rigs and other drilling equipment. Capital expenditures during 2015 primarily related to our five drilling rigs which began construction during 2014, as well as unit additions to our production services fleets. As of June 30, 2016 and December 31, 2015, capital expenditures incurred for property and equipment not yet placed in service was $9.9 million and $18.6 million, respectively, primarily related to new drilling equipment that was ordered in 2014, but which requires a long lead-time for delivery. This equipment will either be used to construct new drilling rigs or as spare equipment for our AC rig fleet.
During the six months ended June 30, 2016, we recorded net gains of $0.1 million on the disposition of property and equipment, primarily for the disposal of excess drill pipe for a gain, which was mostly offset by a loss on the disposition of damaged property. During the second quarter of 2016, one of our AC drilling rigs sustained damages, primarily to the mast and top drive, that resulted in a disposal of the damaged components with an aggregate net carrying value of $4.0 million, for which we are in the process of filing an insurance claim and expect the insurance proceeds will be approximately $3.4 million, resulting in an estimated net loss on disposal of $0.6 million recognized in the second quarter of 2016.
During the six months ended June 30, 2015, we recorded net gains of $3.2 million on the disposition of property and equipment, primarily for the sale of 27 of our mechanical and lower horsepower electric drilling rigs and other drilling equipment which we sold for aggregate proceeds of $33.4 million.
As of June 30, 2016, our condensed consolidated balance sheet reflects assets held for sale of $4.5 million, which primarily represents the fair value of four domestic mechanical and lower horsepower electric drilling rigs, as well as one real estate property and other equipment.
We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. Despite the modest recovery in commodity prices in recent months, we continue to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment, and concluded there are no triggers present that require impairment testing as of June 30, 2016.
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
Based on our impairment analysis performed at June 30, 2015, we concluded that the carrying values of the non-AC drilling rigs in our domestic fleet which are not pad-capable, and our Colombian assets as a group, exceeded our estimated undiscounted cash flows for these assets. As a result, we recognized $69.8 million of impairment charges during the second quarter of 2015 to reduce the carrying values of these assets to their estimated fair values. Additionally, during the three and six months ended June 30, 2015, we recorded impairment charges of $1.5 million and $7.5 million, respectively, to reduce the carrying value of certain assets which were classified as held for sale, to their estimated fair values, based on expected sales prices.
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

3.	Valuation Allowances on Deferred Tax Assets
As of June 30, 2016, we had $111.0 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
In performing this analysis as of June 30, 2016 in accordance with ASC Topic 740, Income Taxes, we assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the projected cumulative loss incurred over the three-year period ending December 31, 2016. Such objective negative evidence limits the ability to consider other subjective positive evidence, such as projections for taxable income in future years. Due to the continued downturn in our industry, we expect to be in a net deferred tax asset position by the end of 2016, and as a result, we may recognize a benefit only to the extent that reversals of deferred income tax liabilities are expected to generate income tax expense in each relevant jurisdiction in future periods which would offset our deferred tax assets.
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
The foreign net operating losses have an indefinite carryforward period. However, as a result of the conditions leading to the impairment of our assets in Colombia during 2015 and the continued industry downturn, we have a valuation allowance that fully offsets our $19.5 million of foreign deferred tax assets at June 30, 2016.
4.     Debt
Our debt consists of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Senior secured revolving credit facility	$95,000	$95,000
Senior notes	300,000	300,000
	395,000	395,000
Less unamortized debt issuance costs	(7,449)	(7,783)
	$387,551	$387,217
Senior Secured Revolving Credit Facility
We have a credit agreement, as most recently amended on June 30, 2016, with Wells Fargo Bank, N.A. and a syndicate of lenders which provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate commitment amount of $175 million, with further reductions to $150 million not later than December 31, 2017, subject to availability under a borrowing base comprised of certain eligible cash, certain eligible receivables, certain eligible inventory, and certain eligible equipment of ours and certain of our subsidiaries, all of which matures in March 2019 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or equity or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and to cash-collateralize letter of credit exposure, and in certain cases, also reduce the commitment amount available.
Borrowings under the Revolving Credit Facility bear interest, at our option, at the LIBOR rate or at the bank prime rate, plus an applicable per annum margin of 5.50% and 4.50%, respectively. The Revolving Credit Facility requires a commitment fee due quarterly based on the average daily unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a quarterly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period. Additionally, the Revolving Credit Facility requires that if on the last business day of each week, our aggregate amount of cash (as calculated pursuant to the Revolving Credit Facility) exceeds $20 million, we pay down the outstanding principal balance by the amount of such excess.
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding voting equity interests, and 100% of non-voting equity interests, of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.
As of June 30, 2016, we had $95 million outstanding under our Revolving Credit Facility and $17.3 million in committed letters of credit, which resulted in borrowing availability of $62.7 million under our Revolving Credit Facility. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained.
At June 30, 2016, we were in compliance with our financial covenants under the Revolving Credit Facility. Our senior consolidated leverage ratio was 2.0 to 1.0 and our interest coverage ratio was 2.4 to 1.0.
The financial covenants contained in our Revolving Credit Facility include the following:

•
A maximum senior consolidated leverage ratio, calculated as senior consolidated debt at the period end, which excludes unsecured and subordinated debt, divided by EBITDA for the trailing twelve month period at each quarter end, as defined in the Revolving Credit Facility. The senior consolidated leverage ratio cannot exceed the maximum amounts as follows:

w	3.50	to 1.00	on	June 30, 2016
w	4.50	to 1.00	on	September 30, 2016
w	5.00	to 1.00	on	September 30, 2017
w	4.00	to 1.00	on	December 31, 2017
w	3.50	to 1.00	on	March 31, 2018
w	3.25	to 1.00	on	June 30, 2018
w	2.50	to 1.00	at any time after June 30, 2018

•
A minimum interest coverage ratio, calculated as EBITDA for the trailing twelve month period at each quarter end, as defined in the Revolving Credit Facility, divided by interest expense for the same period. The interest coverage ratio cannot be less than the minimum amounts as follows:

w	1.50	to 1.00	for the quarterly period ending	June 30, 2016
w	1.15	to 1.00	for the quarterly period ending	September 30, 2016
w	1.00	to 1.00	for the quarterly period ending	September 30, 2017
w	1.25	to 1.00	for the quarterly period ending	December 31, 2017
w	1.50	to 1.00	at any time after December 31, 2017

•
A minimum EBITDA requirement, for the periods indicated, as defined in the Revolving Credit Facility. EBITDA required at the end of forthcoming fiscal quarters cannot be less than the minimum amounts as follows:

w	$4 million	for the two-fiscal quarter period ending December 31, 2016
w	$7 million	for the three-fiscal quarter period ending March 31, 2017
w	$12 million	for the four-fiscal quarter period ending June 30, 2017

The Revolving Credit Facility restricts capital expenditures to the following amounts during each forthcoming fiscal year as follows:

w	$35 million	in fiscal year 2016
w	$35 million	in fiscal year 2017
w	$50 million	in fiscal year 2018
w	$50 million	in fiscal year 2019
The capital expenditure threshold for each of the fiscal years above may be increased by up to 50% of the unused portion of the capital expenditure threshold for the immediate preceding fiscal year, limited to a maximum of $5 million in 2017, and $7.5 million in each of the years 2018 and 2019. In addition to the above requirements, additional capital expenditures may be made if the following conditions are satisfied:

•	the aggregate outstanding commitments under the Revolving Credit Facility do not exceed $150 million;

•	the pro forma senior leverage and total leverage ratios, calculated as defined in the Revolving Credit Facility, are less than 2.00 to 1.00 and 4.50 to 1.00, respectively.
The Revolving Credit Facility has additional restrictive covenants that, among other things, limit our ability to:

•	incur additional debt or make prepayments of existing debt;

•	create liens on or dispose of our assets;

•	pay dividends on stock or repurchase stock;

•	enter into acquisitions, mergers, consolidations, sale leaseback transactions, or hedging contracts;

•	make other restricted investments; and

•	conduct transactions with affiliates.
In addition, the Revolving Credit Facility contains customary events of default, including without limitation:
•payment defaults;
•breaches of representations and warranties;
•covenant defaults;
•cross-defaults to certain other material indebtedness in excess of specified amounts;
•certain events of bankruptcy and insolvency;
•judgment defaults in excess of specified amounts;
•failure of any guaranty or security document supporting the credit agreement; and
•change of control.
Senior Notes
In 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “Senior Notes”). The Senior Notes were sold at 100% of their face value. After deductions were made for the $6.1 million for underwriters’ fees and other debt offering costs, we received $293.9 million of net proceeds. In order to reduce our overall interest expense and lengthen the overall maturity of our senior indebtedness, during 2014, we redeemed all of our then outstanding $425 million of unregistered senior notes with a coupon interest rate of 9.875% that were issued in 2010 and 2011 and were set to mature in 2018, funded primarily by proceeds from the issuance of Senior Notes in 2014 and additional borrowings under our Revolving Credit Facility, as well as some cash on hand.
The Senior Notes will mature on March 15, 2022 with interest due semi-annually in arrears on March 15 and September 15 of each year. We have the option to redeem the Senior Notes, in whole or in part, at any time on or after March 15, 2017 in each case at the redemption price specified in the Indenture dated March 18, 2014 (the “Indenture”) plus any accrued and unpaid interest and any additional interest (as defined in the Indenture) thereon to the date of redemption. Prior to March 15, 2017, we may also redeem the Senior Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, plus any accrued and unpaid interest and any additional interest thereon to the date of redemption. In addition, prior to March 15, 2017, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after the occurrence of such redemption and that the redemption occurs within 120 days of the date of the closing of such equity offering.
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
Debt Issuance Costs
Costs incurred in connection with the Revolving Credit Facility were capitalized and are being amortized using the straight-line method over the term of the Revolving Credit Facility which matures in March 2019. Costs incurred in connection with the issuance of our Senior Notes were capitalized and are being amortized using the straight-line method (which approximates amortization using the interest method) over the term of the Senior Notes which mature in March 2022. We recognized $0.8 million of associated amortization during each of the six months ended June 30, 2016 and 2015. Additionally, we recognized $0.3 million of loss on extinguishment of debt for the write off of unamortized debt issuance costs associated with the reduction of borrowing capacity under our Revolving Credit Facility which was amended in June 2016.

5.	Fair Value of Financial Instruments
The FASB's Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.
At June 30, 2016 and December 31, 2015, our financial instruments consist primarily of cash, trade and other receivables, trade payables and long-term debt. The carrying value of cash, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$387,551	$306,683	$387,217	$242,354

6.	Earnings Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator (both basic and diluted):
Net loss	$(29,991)	$(77,281)	$(57,690)	$(89,300)

Denominator:
Weighted-average shares (denominator for basic earnings per share)	64,781	64,342	64,679	64,168
Diluted effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—	—	—

Denominator for diluted earnings per share	64,781	64,342	64,679	64,168

Loss per common share—Basic	$(0.46)	$(1.20)	$(0.89)	$(1.39)

Loss per common share—Diluted	$(0.46)	$(1.20)	$(0.89)	$(1.39)

Potentially dilutive securities excluded as anti-dilutive	5,095	4,718	5,152	4,894

7.	Equity Transactions and Stock-Based Compensation Plans
Equity Transactions
In May 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of June 30, 2016, the entire $300 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Revolving Credit Facility and Senior Notes. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.

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
The following table summarizes the stock-based compensation expense recognized for stock option, restricted stock and restricted stock unit awards, and the compensation expense recognized for phantom stock unit awards during the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock option awards	$188	$213	$381	$477
Restricted stock awards	103	99	190	223
Restricted stock unit awards	597	523	1,494	540
	$888	$835	$2,065	$1,240

Phantom stock unit awards	$608	$—	$726	$—
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the three months ended June 30, 2016 or 2015. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
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
During the six months ended June 30, 2016, 46,804 stock options were exercised at a weighted-average exercise price of $3.92. There were no stock options exercised during the three months ended March 31, 2016. During the three and six months ended June 30, 2015, 39,600 and 196,100 stock options, respectively, were exercised at a weighted-average exercise price of $3.84. We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of our stock on the date of exercise over the exercise price of the options. In accordance with ASC Topic 718, when we have excess tax benefits resulting from the exercise of stock options, we report them as financing cash flows in our condensed consolidated statement of cash flows, unless otherwise disallowed under ASC Topic 740, Income Taxes.
Restricted Stock
We grant restricted stock awards that vest over a one-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. During the six months ended June 30, 2016 and 2015, we granted 166,664 and 47,296 shares of restricted stock awards with a weighted-average grant-date fair value of $2.76 and $7.40, respectively.
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
The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Time-based RSUs:
Time-based RSUs granted	28,500	—	260,334	151,919
Weighted-average grant-date fair value	$2.88	$—	$1.48	$4.08

Performance-based RSUs:
Performance-based RSUs granted	—	145,107	—	439,773
Weighted-average grant-date fair value	$—	$8.34	$—	$5.76
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
Approximately half of the performance-based RSUs granted during 2014 and 2015 are subject to a market condition based on relative total shareholder return, as compared to that of our predetermined peer group, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for equity awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued. The remaining performance-based RSUs are subject to performance conditions, based on our EBITDA and return on capital employed, relative to our predetermined peer group, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.
In April 2016, we determined that 72% of the target number of shares granted during 2013 were actually earned based on the Company’s achievement of certain performance measures, as compared to the predefined peer group, over the performance period from January 1, 2013 through December 31, 2015. The performance-based RSUs granted during 2013 vested and were converted to common stock at the end of April 2016. As of June 30, 2016, we estimated that our actual achievement level for the performance-based RSUs granted during 2014 and 2015 will be approximately 80% and 100% of the predetermined performance conditions, respectively.

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
These awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at each reporting period until they vest. Approximately half of the phantom stock unit awards granted are subject to a market condition based on relative total shareholder return, as compared to that of our predetermined peer group, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. The remaining phantom stock unit awards are subject to performance conditions, based on our EBITDA and return on capital employed, relative to our predetermined peer group, and the fair value of these awards is measured using a Black-Scholes pricing model.

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
The following tables set forth certain financial information for our two operating segments and corporate as of and for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	As of and for the three months ended June 30, 2016
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$478,799	$256,284	$15,441	$750,524
Revenues	$27,959	$34,331	$—	$62,290
Operating costs	14,773	28,742	—	43,515
Segment and combined margin	$13,186	$5,589	$—	$18,775
Depreciation and amortization	$15,408	$13,188	$326	$28,922
Capital expenditures	$5,437	$2,953	$79	$8,469

	As of and for the three months ended June 30, 2015
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$564,529	$411,883	$28,485	$1,004,897
Revenues	$58,559	$76,452	$—	$135,011
Operating costs	32,815	53,106	—	85,921
Segment and combined margin	$25,744	$23,346	$—	$49,090
Depreciation and amortization	$20,815	$17,328	$346	$38,489
Capital expenditures	$42,634	$3,696	$14	$46,344

	As of and for the six months ended June 30, 2016
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$478,799	$256,284	$15,441	$750,524
Revenues	$61,143	$76,099	$—	$137,242
Operating costs	32,213	63,591	—	95,804
Segment and combined margin	$28,930	$12,508	$—	$41,438
Depreciation and amortization	$31,086	$27,002	$658	$58,746
Capital expenditures	$7,545	$6,242	$175	$13,962

	As of and for the six months ended June 30, 2015
	Drilling Services Segment	Production Services Segment	Corporate	Total
Identifiable assets	$564,529	$411,883	$28,485	$1,004,897
Revenues	$156,974	$171,851	$—	$328,825
Operating costs	95,111	121,874	—	216,985
Segment and combined margin	$61,863	$49,977	$—	$111,840
Depreciation and amortization	$44,415	$35,161	$695	$80,271
Capital expenditures	$75,690	$19,153	$317	$95,160
The following table reconciles the combined margin reported above to income from operations as reported on the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Combined margin	$18,775	$49,090	$41,438	$111,840
Depreciation and amortization	(28,922)	(38,489)	(58,746)	(80,271)
General and administrative	(15,258)	(18,363)	(31,766)	(40,223)
Bad debt expense	(112)	(394)	(57)	(713)
Impairment charges	—	(71,329)	—	(77,319)
Gain (loss) on dispositions of property and equipment, net	(508)	4,377	92	3,244
Loss from operations	$(26,025)	$(75,108)	$(49,039)	$(83,442)
The following table sets forth certain financial information for our international operations in Colombia as of and for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2016	2015	2016	2015
Identifiable assets	$42,347	$65,902	$42,347	$65,902
Revenues	$261	$14,078	$1,357	$34,039
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary. Due to the downturn in our industry and the resulting loss of drilling contracts, we recognized impairment charges of $60.2 million during the second quarter of 2015 to reduce the carrying values of all eight drilling rigs in Colombia and related drilling equipment, as well as inventory and nonrecoverable prepaid taxes associated with our Colombian operations.

9.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $36.8 million relating to our performance under these bonds as of June 30, 2016.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of June 30, 2016, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,528	$(1,112)	$5,162	$—	$14,578
Receivables, net of allowance	363	55,960	2,556	—	58,879
Intercompany receivable (payable)	(24,837)	31,628	(6,791)	—	—
Inventory	—	5,128	3,512	—	8,640
Assets held for sale	—	4,513	—	—	4,513
Prepaid expenses and other current assets	1,645	3,038	1,206	—	5,889
Total current assets	(12,301)	99,155	5,645	—	92,499
Net property and equipment	2,829	623,236	28,729	—	654,794
Investment in subsidiaries	606,157	32,981	—	(639,138)	—
Intangible assets, net of accumulated amortization	—	1,166	—	—	1,166
Deferred income taxes	85,759	—	15	(85,759)	15
Other long-term assets	437	850	763	—	2,050
Total assets	$682,881	$757,388	$35,152	$(724,897)	$750,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927	$11,870	$280	$—	$13,077
Deferred revenues	—	2,446	402	—	2,848
Accrued expenses	8,266	33,949	1,079	—	43,294
Total current liabilities	9,193	48,265	1,761	—	59,219
Long-term debt, less debt issuance costs	387,551	—	—	—	387,551
Deferred income taxes	—	100,859	—	(85,759)	15,100
Other long-term liabilities	991	2,107	410	—	3,508
Total liabilities	397,735	151,231	2,171	(85,759)	465,378
Total shareholders’ equity	285,146	606,157	32,981	(639,138)	285,146
Total liabilities and shareholders’ equity	$682,881	$757,388	$35,152	$(724,897)	$750,524

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,221	$(5,612)	$2,551	$—	$14,160
Receivables, net of allowance	74	67,174	12,568	—	79,816
Intercompany receivable (payable)	(24,836)	31,108	(6,272)	—	—
Inventory	—	5,591	3,671	—	9,262
Assets held for sale	—	4,619	—	—	4,619
Prepaid expenses and other current assets	1,200	4,767	1,444	—	7,411
Total current assets	(6,341)	107,647	13,962	—	115,268
Net property and equipment	3,311	667,321	31,953	—	702,585
Investment in subsidiaries	657,090	42,240	—	(699,330)	—
Intangible assets, net of accumulated amortization	—	1,944	—	—	1,944
Deferred income taxes	84,989	—	18	(84,989)	18
Other long-term assets	512	962	704	—	2,178
Total assets	$739,561	$820,114	$46,637	$(784,319)	$821,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$14,628	$1,707	$—	$16,951
Deferred revenues	—	5,570	652	—	6,222
Accrued expenses	8,373	37,023	1,473	—	46,869
Total current liabilities	8,989	57,221	3,832	—	70,042
Long-term debt, less debt issuance costs	387,217	—	—	—	387,217
Deferred income taxes	—	102,509	—	(84,989)	17,520
Other long-term liabilities	712	3,294	565	—	4,571
Total liabilities	396,918	163,024	4,397	(84,989)	479,350
Total shareholders’ equity	342,643	657,090	42,240	(699,330)	342,643
Total liabilities and shareholders’ equity	$739,561	$820,114	$46,637	$(784,319)	$821,993

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$62,029	$261	$—	$62,290
Costs and expenses:
Operating costs	—	42,395	1,120	—	43,515
Depreciation and amortization	325	26,867	1,730	—	28,922
General and administrative	5,393	9,496	507	(138)	15,258
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense	—	112	—	—	112
Loss (gain) on dispositions of property and equipment, net	—	514	(6)	—	508
Total costs and expenses	5,718	78,169	4,566	(138)	88,315
Income (loss) from operations	(5,718)	(16,140)	(4,305)	138	(26,025)
Other income (expense):
Equity in earnings of subsidiaries	(18,210)	(4,344)	—	22,554	—
Interest expense	(6,325)	(52)	2	—	(6,375)
Loss on extinguishment of debt	(299)	—	—	—	(299)
Other	5	685	166	(138)	718
Total other income (expense)	(24,829)	(3,711)	168	22,416	(5,956)
Income (loss) before income taxes	(30,547)	(19,851)	(4,137)	22,554	(31,981)
Income tax (expense) benefit [1]	556	1,641	(207)	—	1,990
Net income (loss)	$(29,991)	$(18,210)	$(4,344)	$22,554	$(29,991)

	Three months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$120,933	$14,078	$—	$135,011
Costs and expenses:
Operating costs	—	74,904	11,017	—	85,921
Depreciation and amortization	346	34,367	3,776	—	38,489
General and administrative	5,685	12,118	698	(138)	18,363
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense	—	394	—	—	394
Impairment charges	—	15,447	56,632	(750)	71,329
Gain on dispositions of property and equipment, net	—	(4,356)	(21)	—	(4,377)
Total costs and expenses	6,031	131,659	73,317	(888)	210,119
Income (loss) from operations	(6,031)	(10,726)	(59,239)	888	(75,108)
Other income (expense):
Equity in earnings of subsidiaries	(70,508)	(62,574)	—	133,082	—
Interest expense	(5,135)	(118)	8	—	(5,245)
Other	(2)	419	207	(138)	486
Total other income (expense)	(75,645)	(62,273)	215	132,944	(4,759)
Income (loss) before income taxes	(81,676)	(72,999)	(59,024)	133,832	(79,867)
Income tax (expense) benefit [1]	3,645	2,491	(3,550)	—	2,586
Net income (loss)	$(78,031)	$(70,508)	$(62,574)	$133,832	$(77,281)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Six months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$135,885	$1,357	$—	$137,242
Costs and expenses:
Operating costs	—	92,705	3,099	—	95,804
Depreciation and amortization	657	54,598	3,491	—	58,746
General and administrative	11,278	20,044	720	(276)	31,766
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt expense	—	57	—	—	57
Gain on dispositions of property and equipment, net	—	(41)	(51)	—	(92)
Total costs and expenses	11,935	164,933	9,689	(276)	186,281
Income (loss) from operations	(11,935)	(29,048)	(8,332)	276	(49,039)
Other income (expense):
Equity in earnings of subsidiaries	(34,627)	(9,190)	—	43,817	—
Interest expense	(12,559)	(74)	4	—	(12,629)
Loss on extinguishment of debt	(299)	—	—	—	(299)
Other	(2)	1,005	(398)	(276)	329
Total other income (expense)	(47,487)	(8,259)	(394)	43,541	(12,599)
Income (loss) before income taxes	(59,422)	(37,307)	(8,726)	43,817	(61,638)
Income tax (expense) benefit [1]	1,732	2,680	(464)	—	3,948
Net income (loss)	$(57,690)	$(34,627)	$(9,190)	$43,817	$(57,690)

	Six months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$294,786	$34,039	$—	$328,825
Costs and expenses:
Operating costs	—	190,443	26,542	—	216,985
Depreciation and amortization	695	72,044	7,532	—	80,271
General and administrative	10,760	28,373	1,366	(276)	40,223
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt expense	—	713	—	—	713
Impairment charges	—	21,437	56,632	(750)	77,319
Gain on dispositions of property and equipment, net	—	(3,223)	(21)		(3,244)
Total costs and expenses	11,455	307,357	94,481	(1,026)	412,267
Income (loss) from operations	(11,455)	(12,571)	(60,442)	1,026	(83,442)
Other income (expense):
Equity in earnings of subsidiaries	(75,971)	(67,163)	—	143,134	—
Interest expense	(10,590)	(122)	12	—	(10,700)
Other	7	871	(2,796)	(276)	(2,194)
Total other income (expense)	(86,554)	(66,414)	(2,784)	142,858	(12,894)
Income (loss) before income taxes	(98,009)	(78,985)	(63,226)	143,884	(96,336)
Income tax (expense) benefit [1]	7,959	3,014	(3,937)	—	7,036
Net income (loss)	$(90,050)	$(75,971)	$(67,163)	$143,884	$(89,300)

[1] The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$(22,636)	$33,298	$2,934	$13,596
Cash flows from investing activities:
Purchases of property and equipment	(148)	(12,819)	(273)	(13,240)
Proceeds from sale of property and equipment	—	761	51	812
	(148)	(12,058)	(222)	(12,428)
Cash flows from financing activities:
Debt issuance costs	(809)	—	—	(809)
Proceeds from exercise of options	183	—	—	183
Purchase of treasury stock	(124)	—	—	(124)
Intercompany contributions/distributions	16,841	(16,740)	(101)	—
	16,091	(16,740)	(101)	(750)
Net increase (decrease) in cash and cash equivalents	(6,693)	4,500	2,611	418
Beginning cash and cash equivalents	17,221	(5,612)	2,551	14,160
Ending cash and cash equivalents	$10,528	$(1,112)	$5,162	$14,578

	Six months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities	$(24,993)	$137,663	$9,101	$121,771
Cash flows from investing activities:
Purchases of property and equipment	(268)	(82,554)	(1,205)	(84,027)
Proceeds from sale of property and equipment	22	34,487	29	34,538
Proceeds from insurance recoveries	—	227	—	227
	(246)	(47,840)	(1,176)	(49,262)
Cash flows from financing activities:
Debt repayments	(45,000)	(2)	—	(45,002)
Debt issuance costs	(5)	—	—	(5)
Proceeds from exercise of options	753	—	—	753
Purchase of treasury stock	(711)	—	—	(711)
Intercompany contributions/distributions	100,200	(86,338)	(13,862)	—
	55,237	(86,340)	(13,862)	(44,965)
Net increase (decrease) in cash and cash equivalents	29,998	3,483	(5,937)	27,544
Beginning cash and cash equivalents	27,688	(5,516)	12,752	34,924
Ending cash and cash equivalents	$57,686	$(2,033)	$6,815	$62,468

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Drilling Division	Rig Count
South Texas	6
West Texas	8
North Dakota	5
Appalachia	4
Colombia	8
31

•
Production Services Segment— In March 2008, we acquired two production services companies which significantly expanded our service offerings to include well servicing and wireline services. Through these business acquisitions, we also obtained fishing and rental services operations, which were subsequently sold in September 2014. We also acquired a coiled tubing services business at the end of 2011 to further expand our production services offerings. Since the acquisitions of these businesses, we continued to invest in their organic growth and significantly expanded all our production services fleets. However, we have suspended organic growth of our production services fleets during the current downturn.

Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of June 30, 2016, we have a fleet of 114 rigs with 550 horsepower and 11 rigs with 600 horsepower with operations in 10 locations, mostly in the Gulf Coast states, as well as in Arkansas and North Dakota.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing, and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of June 30, 2016, we have a fleet of 125 wireline units in 17 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is an important element of the well servicing industry that allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of June 30, 2016, our coiled tubing business consists of 12 onshore and five offshore coiled tubing units which are deployed through two locations in Texas and Louisiana.

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
Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. At the end of 2015, the spot prices of WTI crude oil and Henry Hub natural gas were down by 66% and 74%, respectively, as compared to the peak 2014 prices. During this same period, the horizontal and vertical drilling rig counts in the United States dropped by 61% and 78%, respectively, while the domestic well servicing rig count decreased by 38%, as compared to the respective highest counts during 2014. Despite the modest recovery in commodity prices during recent months, commodity prices have remained low as compared to the price levels in 2014 and continue to depress activity and pricing for all our service offerings.
In drilling, all rig classes have been severely impacted by the industry downturn. As a result, term contracts for 19 of our drilling rigs were terminated early, including three that were terminated in early 2016. As of June 30, 2016,

11 of our 23 domestic drilling rigs are earning revenues, nine of which are under term contracts, two of which have been terminated early. Of the eight rigs in Colombia, three are under term contracts, but have been put on standby by our client and are not earning revenue. We are actively marketing our idle drilling rigs in Colombia to various operators to diversify our client base, and evaluating other options, including the possibility of the sale of some or all of our assets in Colombia. Our well servicing and coiled tubing utilization rates for the quarter ended June 30, 2016 were 40% and 20%, respectively, based on total fleet count, and we are currently actively marketing approximately 50% of our wireline fleet.
If oil and natural gas prices again decline, then industry equipment utilization and revenue rates would likely decrease further. Our clients significantly reduced both their operating and capital expenditures during 2015, with further reductions to their spending budgets for 2016. Although we expect continued pricing pressure, low activity levels and a highly competitive environment for the remainder of 2016, we expect the recent modest recovery in commodity prices, if it continues, to modestly increase industry activity levels and we believe our high-quality equipment and services are well positioned to compete.
For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
Strategy
In past years, our strategy was to become a premier land drilling and production services company through steady and disciplined growth. We executed this strategy by acquiring and building a high quality drilling rig fleet and production services business. We provide drilling and production services in many of the most attractive drilling markets throughout the United States, and provide drilling services in Colombia.
With the decline in oil prices and the reductions in our utilization and revenue rates over the last eighteen months, our near-term efforts are focused on:

•
Cost Reductions. Since the beginning of 2015, we have reduced our total headcount by approximately 65%, reduced wage rates for our operations personnel, reduced incentive compensation, eliminated certain employment benefits and closed a total of ten location offices to reduce overhead and reduce associated lease payments. We will continue to evaluate opportunities to lower our cost structure in response to reduced revenues.

•
Liquidating Nonstrategic Assets. We sold 32 drilling rigs and other drilling equipment during 2015 for aggregate net proceeds of $53.6 million, and placed four additional rigs as held for sale. We will continue to evaluate our domestic and international fleets for additional drilling rigs or equipment for which a near term sale would be favorable.

•
Maintaining Liquidity and Financial Flexibility. We most recently amended our revolving credit facility on June 30, 2016, to maintain access to capital but with more flexible financial covenants, and we have availability for equity or debt offerings up to $300 million under our shelf registration statement, subject to the limitations imposed by our Revolving Credit Facility and Senior Notes. Additionally, we paid down $60 million of debt during 2015.

•
Performance of our Core Businesses. We will continue to focus on maintaining our relationships with our clients and vendors through the downturn, and continue to focus on our service quality and safety. During this difficult time, we remain committed to our safety and service quality goals, and our 2015 total recordable incident rate is the lowest we have achieved since our company's inception. With the expectation of a modest recovery, we are allocating our resources to the markets with the best opportunities for increased activity.

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

•
Competitive Position in the Prominent Domestic Markets. Shale plays and non-shale oil or liquid rich environments are increasingly important to domestic hydrocarbon production, and not all drilling rigs are capable of successfully drilling in these unconventional opportunities. The 15 drilling rigs which we constructed in the last five years are well suited for our operations in the Marcellus/Utica and Eagle Ford shales, the Permian Basin and the Bakken. Additionally, we have added significant capacity in recent years to our production services fleets, with a focus on increasing our presence in those regions where demand benefits from shale development.

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

Liquidity and Capital Resources
Sources of Capital Resources
Our principal liquidity requirements have been for working capital needs, debt service, capital expenditures and selective acquisitions. Our principal sources of liquidity consist of cash and cash equivalents (which equaled $14.6 million as of June 30, 2016), cash generated from operations, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
In May 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of June 30, 2016, the entire $300 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Revolving Credit Facility and Senior Notes. In the future, we may consider equity and/or debt offerings, as appropriate, to meet our liquidity needs.

In 2014, we issued $300 million of unregistered senior notes with a coupon interest rate of 6.125% that are due in 2022 (the “Senior Notes”). In order to reduce our overall interest expense and lengthen the overall maturity of our senior indebtedness, during 2014, we redeemed all of our then outstanding $425 million of unregistered senior notes with a coupon interest rate of 9.875% that were issued in 2010 and 2011 and were set to mature in 2018, funded primarily by proceeds from the issuance of Senior Notes in 2014 and additional borrowings under our Revolving Credit Facility, as well as some cash on hand.
Our Revolving Credit Facility, as most recently amended on June 30, 2016, provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to an aggregate commitment amount of $175 million, with further reductions to $150 million not later than December 31, 2017, subject to availability under a borrowing base comprised of certain eligible cash, certain eligible receivables, certain eligible inventory, and certain eligible equipment of ours and certain of our subsidiaries, all of which matures in March 2019. As of June 30, 2016, we had $95 million outstanding under our Revolving Credit Facility and $17.3 million in committed letters of credit, which resulted in borrowing availability of $62.7 million under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. Additional information regarding these covenants is provided in the Debt Requirements section below.
At June 30, 2016, we were in compliance with our financial covenants under the Revolving Credit Facility. However, continued compliance with our covenants is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Revolving Credit Facility, and/or reduce our debt levels. If we expect our future operating results to decline to a level that indicates we may become unable to comply with the financial covenants in the Revolving Credit Facility, we may seek to amend such provisions to remain in compliance or we may pursue other capital sources, such as other debt or equity transactions. Although we believe that our bank lenders are well-secured under the terms of our Revolving Credit Facility, there is no assurance that the bank lenders will waive or amend our financial covenants under the Revolving Credit Facility.
We currently expect that cash and cash equivalents, cash generated from operations, including payments from the early terminations of drilling contracts, proceeds from sales of certain non-strategic assets and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
During the six months ended June 30, 2016, we spent $13.2 million on purchases of property and equipment and placed into service property and equipment of $14.0 million. Currently, we expect to spend approximately $27 million to $29 million on capital expenditures during 2016. We expect the total capital expenditures for 2016 will be allocated approximately 60% for our Drilling Services Segment and approximately 40% for our Production Services Segment. Our total planned capital expenditures for 2016 are limited to primarily routine capital expenditures, the remaining payments for the new drilling rigs which we deployed in late 2015 and certain drilling equipment that was ordered in 2014 but requires a long lead time for delivery.
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
Working Capital
Our working capital was $33.3 million at June 30, 2016, compared to $45.2 million at December 31, 2015. Our current ratio, which we calculate by dividing current assets by current liabilities, was 1.6 at June 30, 2016, compared to 1.6 at December 31, 2015.

Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements generally increase during periods when rig construction projects are in progress, during periods of expansion in our production services business, or when higher percentages of our drilling contracts are turnkey contracts, at which times we are more likely to access capital through debt or equity financing.
The changes in the components of our working capital were as follows (amounts in thousands):

	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$14,578	$14,160	$418
Receivables:
Trade, net of allowance for doubtful accounts	35,810	47,577	(11,767)
Unbilled receivables	2,121	13,624	(11,503)
Insurance recoveries	17,611	14,556	3,055
Other receivables	3,337	4,059	(722)
Inventory	8,640	9,262	(622)
Assets held for sale	4,513	4,619	(106)
Prepaid expenses and other current assets	5,889	7,411	(1,522)
Current assets	92,499	115,268	(22,769)
Accounts payable	13,077	16,951	(3,874)
Deferred revenues	2,848	6,222	(3,374)
Accrued expenses:
Payroll and related employee costs	13,391	13,859	(468)
Insurance premiums and deductibles	6,530	8,087	(1,557)
Insurance claims and settlements	14,058	14,556	(498)
Interest	5,489	5,508	(19)
Other	3,826	4,859	(1,033)
Current liabilities	59,219	70,042	(10,823)
Working capital	$33,280	$45,226	$(11,946)
The increase in cash and cash equivalents during the six months ended June 30, 2016 is primarily due to $13.6 million of cash provided by operating activities, which includes early termination payments received on certain drilling contracts, and $0.8 million of proceeds from the sale of assets, mostly offset by $13.2 million of cash used for purchases of property and equipment and $0.8 million for the payment of debt issuance costs.
The net decrease in our total trade and unbilled receivables as of June 30, 2016 as compared to December 31, 2015 is primarily the result of the decrease in consolidated revenues of $42.2 million, or 40%, for the quarter ended June 30, 2016 as compared to the quarter ended December 31, 2015. Our trade receivables generally turn over within 90 days.
The increase in our insurance recoveries receivables as of June 30, 2016 as compared to December 31, 2015 is primarily due to an insurance claim receivable of $3.4 million for a drilling rig that was damaged during the second quarter of 2016.
The decrease in other receivables as of June 30, 2016 as compared to December 31, 2015 is primarily due to a decrease in net income tax receivables for our Colombian operations and a decrease in receivables for vendor purchase rebates due to a decline in activity.
The decrease in inventory as of June 30, 2016 as compared to December 31, 2015 is primarily due to a decline in activity for our wireline operations.

As of June 30, 2016, our condensed consolidated balance sheet reflects assets held for sale of $4.5 million, which primarily represents the fair value of four domestic mechanical and lower horsepower electric drilling rigs, as well as one real estate property and other equipment.
The decrease in prepaid expenses and other assets as of June 30, 2016 as compared to December 31, 2015 is primarily due to a decrease in prepaid insurance costs because most of the insurance premiums are paid in late October of each year, and therefore we had amortization of eight months of these October premiums at June 30, 2016, as compared to two months at December 31, 2015.
The decrease in accounts payable as of June 30, 2016 as compared to December 31, 2015 is primarily due to the 37% decrease in our operating costs for the quarter ended June 30, 2016 as compared to the quarter ended December 31, 2015. Our accounts payable generally turn over within 90 days.
The decrease in deferred revenues as of June 30, 2016 as compared to December 31, 2015 is primarily related to deferred revenue for early termination payments. Revenues derived from rigs placed on standby or from the early termination of term drilling contracts are deferred and recognized as the amounts become fixed or determinable, over the remainder of the original term or when the rig is sold. See Critical Accounting Policies and Estimates section for more detail.
The decrease in accrued payroll and employee related costs as of June 30, 2016 as compared to December 31, 2015 is primarily due to reduced accruals for incentive compensation, partially due to the payment of 2015 annual bonuses in early 2016 which were fully accrued at December 31, 2015, as well as reductions to incentive compensation for reduced headcount. The decrease in accrued payroll and employee related costs was mostly offset by an increase in accrued payroll due to the timing of pay periods and associated withholding and unemployment tax payments.
The decrease in insurance premiums and deductibles as of June 30, 2016 as compared to December 31, 2015 is primarily due to a decrease in our health insurance costs resulting from a decrease in our estimated liability for the deductibles under these policies, partly as a result of reduced headcount.
The decrease in our insurance claims and settlements accrued expenses as of June 30, 2016 as compared to December 31, 2015 is primarily due to a decrease in our insurance company's reserve for workers' compensation claims in excess of our deductibles.
The decrease in other accrued expenses as of June 30, 2016 as compared to December 31, 2015 is primarily due to a decrease in our property tax and sales tax accruals due to timing of payments.
Long-term Debt and Other Contractual Obligations
The following table includes information about the amount and timing of our contractual obligations at June 30, 2016 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$395,000	$—	$95,000	$—	$300,000
Interest on debt	128,511	24,032	48,065	38,039	18,375
Purchase commitments	6,073	6,073	—	—	—
Operating leases	11,185	3,407	5,018	2,489	271
Incentive compensation	15,692	4,921	10,771	—	—
Total	$556,461	$38,433	$158,854	$40,528	$318,646
Debt obligations at June 30, 2016 consist of $300 million of principal amount outstanding under our Senior Notes which mature on March 15, 2022 and $95 million outstanding under our Revolving Credit Facility which is due at maturity on March 31, 2019. However, we may make principal payments to reduce the outstanding balance under our Revolving Credit Facility prior to maturity when cash and working capital is sufficient.

Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 6.0% interest rate that was in effect at June 30, 2016, and (2) the outstanding balance of $95 million at June 30, 2016 to be paid at maturity on March 31, 2019. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year.
Purchase commitments primarily relate to purchases of new equipment and equipment upgrades, including $4.9 million for new drilling equipment that was ordered in 2014, but which requires a long lead-time for delivery. This equipment will either be used to construct new drilling rigs or as spare equipment for our AC rig fleet.
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
Debt Requirements
The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or equity or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and to cash-collateralize letter of credit exposure, and in certain cases, also reduce the commitment amount available. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained.
At June 30, 2016, we were in compliance with our financial covenants under the Revolving Credit Facility. Our senior consolidated leverage ratio was 2.0 to 1.0 and our interest coverage ratio was 2.4 to 1.0. However, continued compliance with our covenants is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Revolving Credit Facility, and/or reduce our debt levels. If we expect our future operating results to decline to a level that indicates we may become unable to comply with the financial covenants in the Revolving Credit Facility, we may seek to amend such provisions to remain in compliance or we may pursue other capital sources, such as other debt or equity transactions. Although we believe that our bank lenders are well-secured under the terms of our Revolving Credit Facility, there is no assurance that the bank lenders will waive or amend our financial covenants under the Revolving Credit Facility.
The financial covenants contained in our Revolving Credit Facility include the following:

•
A maximum senior consolidated leverage ratio, calculated as senior consolidated debt at the period end, which excludes unsecured and subordinated debt, divided by EBITDA for the trailing twelve month period at each quarter end, as defined in the Revolving Credit Facility. The senior consolidated leverage ratio cannot exceed the maximum amounts as follows:

w	3.50	to 1.00	on	June 30, 2016
w	4.50	to 1.00	on	September 30, 2016
w	5.00	to 1.00	on	September 30, 2017
w	4.00	to 1.00	on	December 31, 2017
w	3.50	to 1.00	on	March 31, 2018
w	3.25	to 1.00	on	June 30, 2018
w	2.50	to 1.00	at any time after June 30, 2018

•
A minimum interest coverage ratio, calculated as EBITDA for the trailing twelve month period at each quarter end, as defined in the Revolving Credit Facility, divided by interest expense for the same period. The interest coverage ratio cannot be less than the minimum amounts as follows:

w	1.50	to 1.00	for the quarterly period ending	June 30, 2016
w	1.15	to 1.00	for the quarterly period ending	September 30, 2016
w	1.00	to 1.00	for the quarterly period ending	September 30, 2017
w	1.25	to 1.00	for the quarterly period ending	December 31, 2017
w	1.50	to 1.00	at any time after December 31, 2017

•
A minimum EBITDA requirement, for the periods indicated, as defined in the Revolving Credit Facility. EBITDA required at the end of forthcoming fiscal quarters cannot be less than the minimum amounts as follows:

w	$4 million	for the two-fiscal quarter period ending December 31, 2016
w	$7 million	for the three-fiscal quarter period ending March 31, 2017
w	$12 million	for the four-fiscal quarter period ending June 30, 2017
The Revolving Credit Facility restricts capital expenditures to the following amounts during each forthcoming fiscal year as follows:

w	$35 million	in fiscal year 2016
w	$35 million	in fiscal year 2017
w	$50 million	in fiscal year 2018
w	$50 million	in fiscal year 2019
The capital expenditure threshold for each of the fiscal years above may be increased by up to 50% of the unused portion of the capital expenditure threshold for the immediate preceding fiscal year, limited to a maximum of $5 million in 2017, and $7.5 million in each of the years 2018 and 2019. In addition to the above requirements, additional capital expenditures may be made if the following conditions are satisfied:

•	the aggregate outstanding commitments under the Revolving Credit Facility do not exceed $150 million;

•	the pro forma senior leverage and total leverage ratios, calculated as defined in the Revolving Credit Facility, are less than 2.00 to 1.00 and 4.50 to 1.00, respectively.
The Revolving Credit Facility has additional restrictive covenants that, among other things, limit our ability to:

•	incur additional debt or make prepayments of existing debt;

•	create liens on or dispose of our assets;

•	pay dividends on stock or repurchase stock;

•	enter into acquisitions, mergers, consolidations, sale leaseback transactions, or hedging contracts;

•	make other restricted investments; and

•	conduct transactions with affiliates.
In addition, the Revolving Credit Facility contains customary events of default, including without limitation:

•	payment defaults;

•	breaches of representations and warranties;

•	covenant defaults;

•	cross-defaults to certain other material indebtedness in excess of specified amounts;

•	certain events of bankruptcy and insolvency;

•	judgment defaults in excess of specified amounts;

•	failure of any guaranty or security document supporting the credit agreement; and

•	change of control.
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets (including equity interests in Pioneer Global Holdings, Inc. and 65% of the outstanding voting equity interests, and 100% of non-voting equity interests, of any first-tier foreign subsidiaries owned by Pioneer Global Holdings, Inc., but excluding any equity interest in, and any assets of, Pioneer Services Holdings, LLC) and are guaranteed by certain of our domestic subsidiaries, including Pioneer Global Holdings, Inc. Borrowings under the Revolving Credit Facility are available for acquisitions, working capital and other general corporate purposes.
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
Our Senior Notes are not subject to any sinking fund requirements. As of June 30, 2016, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company, and we were in compliance with all covenants pertaining to our Senior Notes.
Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Drilling Services Segment:
Revenues	$27,959	$58,559	$61,143	$156,974
Operating costs	14,773	32,815	32,213	95,111
Drilling Services Segment margin	$13,186	$25,744	$28,930	$61,863

Average number of drilling rigs	31.0	37.0	31.0	41.6
Utilization rate	39%	63%	43%	74%
Revenue days	1,110	2,122	2,420	5,579

Average revenues per day	$25,188	$27,596	$25,266	$28,137
Average operating costs per day	13,309	15,464	13,311	17,048
Drilling Services Segment margin per day	$11,879	$12,132	$11,955	$11,089

Production Services Segment:
Revenues	$34,331	$76,452	$76,099	$171,851
Operating costs	28,742	53,106	63,591	121,874
Production Services Segment margin	$5,589	$23,346	$12,508	$49,977

Combined:
Revenues	$62,290	$135,011	$137,242	$328,825
Operating costs	43,515	85,921	95,804	216,985
Combined margin	$18,775	$49,090	$41,438	$111,840

Net loss	$(29,991)	$(77,281)	$(57,690)	$(89,300)
Adjusted EBITDA	$3,615	$35,196	$10,036	$71,954
Drilling Services Segment margin represents contract drilling revenues less contract drilling operating costs. Production Services Segment margin represents production services revenue less production services operating costs. Drilling Services Segment margin and Production Services Segment margin are non-GAAP financial measures which we consider to be important supplemental measures of operating performance. Our management uses these measures to facilitate period-to-period comparisons in operating performance of our reportable segments. We believe that Drilling

Services Segment margin and Production Services Segment margin are useful to investors and analysts because they provide a means to evaluate the operating performance of the segments on an ongoing basis using criteria that are used by our internal decision makers. Additionally, the use of these measures highlights operating trends and aids in analytical comparisons. Drilling Services Segment margin and Production Services Segment margin as presented may not be comparable to other similarly titled measures reported by other companies.
Adjusted EBITDA represents income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, any loss on extinguishment of debt and any impairments. Adjusted EBITDA is a non-GAAP measure that our management uses to facilitate period-to-period comparisons of our core operating performance and to evaluate our long-term financial performance against that of our peers. We believe that this measure is useful to investors and analysts in allowing for greater transparency of our core operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. Adjusted EBITDA may not be comparable to other similarly titled measures reported by other companies.
A reconciliation of combined Drilling Services Segment margin and Production Services Segment margin to net income (loss), as reported, and a reconciliation of Adjusted EBITDA to net income (loss), as reported, are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(amounts in thousands)
Reconciliation of combined margin and Adjusted EBITDA to net loss:
Combined margin	$18,775	$49,090	$41,438	$111,840
General and administrative	(15,258)	(18,363)	(31,766)	(40,223)
Bad debt (expense) recovery	(112)	(394)	(57)	(713)
Gain (loss) on dispositions of property and equipment, net	(508)	4,377	92	3,244
Other expense	718	486	329	(2,194)
Adjusted EBITDA	3,615	35,196	10,036	71,954
Depreciation and amortization	(28,922)	(38,489)	(58,746)	(80,271)
Impairment charges	—	(71,329)	—	(77,319)
Interest expense	(6,375)	(5,245)	(12,629)	(10,700)
Loss on extinguishment of debt	(299)	—	(299)	—
Income tax benefit	1,990	2,586	3,948	7,036
Net loss	$(29,991)	$(77,281)	$(57,690)	$(89,300)
Both our Drilling Services and Production Services Segments experienced a significant decline in activity during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, due to the current downturn in our industry. Our combined margin decreased for the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015, primarily as a result of decreased activity and pricing pressure for all our service offerings. The decrease in combined margin was partially offset by an increase in average margin per day in our Drilling Services Segment primarily from newly built rigs that were deployed during 2015 and the disposal of mechanical and lower horsepower electric drilling rigs from our fleet during 2015 which generally earned lower margins per day.
Our Drilling Services Segment’s revenues decreased by $30.6 million, or 52%, and $95.8 million, or 61%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015, while operating costs decreased by $18.0 million, or 55%, and $62.9 million, or 66%, respectively. The decreases in our Drilling Services Segment's revenues and operating costs primarily resulted from a decrease in revenue days and lower average operating costs per day. Revenue days decreased primarily due to the significant reduction in demand in our industry. Our average revenues per day decreased by $2,408 per day, or 9%, and $2,871 per day, or 10%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015, while our average operating costs per day decreased by $2,155 per day, or 14%, and $3,737 per day, or 22%, respectively. Our average revenues and operating costs per day decreased primarily due to reduced activity for our Colombian operations, for which we typically earn higher dayrates and incur higher operating costs per day. Our average operating costs per day also decreased during 2016 due to various cost reduction measures and because we incurred higher costs during the deployment of new rigs in 2015. The overall decrease in average revenues per day was partially offset by the contribution from new drilling rigs deployed during 2015 which operate in higher demand regions and typically earn higher dayrates.
As a result of the downturn in our industry, several of our clients terminated a number of their drilling contracts with us. Drilling rigs under contracts which are terminated early earn lower standby revenue rates, as compared to daywork rates, and incur minimal operating costs. The amount of drilling revenues and the number of revenue days associated with drilling contracts that were terminated early for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues (in thousands)	$4,423	$15,953	$11,520	$27,265
Revenue days	182	729	478	1,178
Demand for drilling rigs also influences the types of drilling contracts we are able to obtain. Turnkey drilling contracts result in higher average revenues per day and higher average operating costs per day as compared to daywork drilling contracts. The following table provides the percentages of our drilling revenues by drilling contract type for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Daywork contracts (not terminated early)	84%	73%	80%	79%
Daywork contracts terminated early	16%	27%	19%	17%
Turnkey contracts	—%	—%	1%	4%
Our Production Services Segment's revenues decreased by $42.1 million, or 55%, and $95.8 million, or 56%, for the three and six months ended June 30, 2016, respectively as compared to the corresponding periods in 2015, while operating costs decreased by $24.4 million, or 46%, and $58.3 million, or 48%, respectively. The decreases in our Production Services Segment's revenues and operating costs are a result of the significantly reduced demand for our services in response to the downturn in our industry, which led to decreased activity and increased pricing pressure for all our service offerings, especially our wireline services and coiled tubing operations. The number of wireline jobs we completed decreased by 22% and 31% for the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015. The total rig hours for our well servicing fleet decreased by 42% and 41%, for the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015. Our coiled tubing utilization decreased to 20% and 22% for the three and six months ended June 30, 2016 from 24% and 29% during the corresponding periods in 2015.
In response to the downturn in our industry, we took several actions to reduce costs and better scale our business to the reduced revenues. We have reduced our total headcount by approximately 65% since the beginning of 2015. We reduced wage rates for our operations personnel, reduced incentive compensation and eliminated certain employment benefits. We closed a total of ten location offices since the beginning of 2015 to reduce overhead and reduce associated lease payments, amended our revolving credit facility, with the latest amendment in June 2016, and sold 32 drilling rigs and other drilling equipment in 2015 for aggregate net proceeds of $53.6 million.
Our general and administrative expense decreased by $3.1 million, or 17%, and $8.5 million, or 21%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015, primarily due to a $5.9 million decrease in compensation and benefit costs during 2016 resulting from the reduction in our workforce, and other efforts taken to minimize various administrative costs such as employee benefits, office and rent expenses and travel.
Our gains of $0.1 million on the disposition of property and equipment during the six months ended June 30, 2016 was primarily related to a gain on the disposal of excess drill pipe which was mostly offset by a loss on the disposition of damaged drilling equipment. Our gains of $3.2 million on the disposition of property and equipment during the six months ended June 30, 2015 was primarily for the sale of 27 of our mechanical and lower horsepower electric drilling rigs and other drilling equipment.
The increase in our other income is primarily related to net foreign currency gains recognized for our Colombian operations during the six months ended June 30, 2016, as compared to net foreign currency losses during the corresponding period in 2015.
Our depreciation and amortization expense decreased by $9.6 million and $21.5 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015, primarily as a result of the sales of drilling rigs and equipment during 2015, as well as impairment charges during 2015 to reduce the carrying values of certain drilling rigs, coiled tubing equipment and intangible assets to their estimated fair values, and partially offset by approximately $5.1 million of depreciation during the six months ended June 30, 2016 for the five new drilling rigs which we deployed in 2015.
Based on our impairment analysis performed at June 30, 2015, we concluded that the carrying values of the non-AC drilling rigs in our domestic fleet which are not pad-capable, and our Colombian assets as a group, exceeded our estimated undiscounted cash flows for these assets. As a result, we recognized $69.8 million of impairment charges during the second quarter of 2015 to reduce the carrying values of these assets to their estimated fair values. Additionally, during the three and six months ended June 30, 2015, we recorded impairment charges of $1.5 million and $7.5 million, respectively, to reduce the carrying value of certain assets which were classified as held for sale, to their estimated fair values, based on expected sales prices.
Our interest expense increased by $1.1 million and $1.9 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015, due to the increased interest rate under our Revolving Credit Facility which was amended in late 2015 and again in June 2016.
Our effective income tax rate for the six months ended June 30, 2016 was 6%, which is lower than the federal statutory rate in the United States primarily due to valuation allowances, the effect of foreign currency translation, state taxes, and other permanent differences.
Inflation
Wage rates for our operations personnel are impacted by inflationary pressures when the demand for drilling and production services increases and the availability of personnel is scarce. Costs for equipment repairs and maintenance, upgrades and new equipment construction are also impacted by inflationary pressures when the demand for drilling services increases. As a result of the significantly reduced activity levels in our industry during 2015, we estimate that we experienced a moderate decrease in both wage rate and equipment costs during 2015 for both our Drilling and Production Services Segments, with similar decreases in 2016 as well.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2016, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2015.
Revenue and Cost Recognition—Our Drilling Services Segment earns revenues by drilling oil and gas wells for our clients under daywork or turnkey contracts, which usually provide for the drilling of a single well. Drilling contracts for individual wells are usually completed in less than 30 days. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. We recognize revenues from our turnkey contracts on the proportional performance basis, based on our estimate of the number of days to complete each contract. All of our revenues are recognized net of applicable sales taxes.

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
We consider the recognition of revenues and costs on turnkey contracts to be critical accounting estimates. For these types of contracts, we recognize revenues and accrue estimated costs based on our estimate of the number of days to complete each contract and our estimate of the total costs to complete the contract. Revenues and costs during a reporting period could be affected for contracts in progress at the end of a reporting period which have not been completed before our financial statements for that period are released. If we anticipate a loss on a contract in progress due to a change in our cost estimate, we accrue the entire amount of the estimated loss, including all costs that are included in our revised estimated cost to complete that contract, in our consolidated statement of operations for that reporting period. However, our actual costs could substantially exceed our estimated costs if we encounter problems while completing services on contracts still in progress at the end of a reporting period. We did not experience a loss on any of the turnkey contracts completed during the six months ended June 30, 2016. We incurred a total loss of $0.5 million on 3 of the 16 turnkey contracts completed during the six months ended June 30, 2015. As of June 30, 2016, we had no turnkey contracts in progress.
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $1.8 million at June 30, 2016.
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
We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present in accordance with ASC Topic 360, Property, Plant and Equipment. Despite the modest recovery in commodity prices in recent months, we continue to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment, and concluded there are no triggers present that require impairment testing as of June 30, 2016. The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. If the demand for our drilling services remains at current levels or declines further and any of our rigs become or remain idle for an extended amount of time, then our estimated cash flows may further decrease, and the probability of a near term sale may increase. If any of the foregoing were to occur, we may incur additional impairment charges.

As of June 30, 2016, we had $111.0 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2016, we determined that a valuation allowance should be recorded for a portion of our domestic deferred tax assets, which has been factored into the estimated annual tax rate to be applied throughout 2016, and is the primary factor causing our effective tax rate to be significantly lower than the statutory rate of 35%. We also have a valuation allowance that fully offsets our $19.5 million of foreign deferred tax assets. For more information, see Note 3, Valuation Allowances on Deferred Tax Assets, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Our accrued insurance premiums and deductibles as of June 30, 2016 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.5 million and our workers’ compensation, general liability and auto liability insurance of approximately $5.0 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company's historical claim development data, and we accrue the costs of administrative services associated with claims processing.
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
Recently Issued Accounting Standards
For a detail of recently issued accounting standards, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate market risk on our variable rate debt. As of June 30, 2016, we had $95.0 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.5 million, and a corresponding increase or decrease, respectively, in net income of approximately $0.3 million during the six months ended June 30, 2016. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2016.
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
The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency gains of $0.3 million for the six months ended June 30, 2016.

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not make any unregistered sales of equity securities during the quarter ended June 30, 2016. The following table provides information relating to our repurchase of common shares during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	24,625	$3.11	—	—
May 1 - May 31	—	$—	—	—
June 1 - June 30	1,167	$3.61	—	—
Total	25,792	$3.13	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended June 30, 2016, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock unit awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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
Fifth Amendment dated as of June 30, 2016, by and among Pioneer Energy Services Corp., a Texas corporations, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated July 1, 2016 (File No. 1-8182, Exhibit 4.1)).

10.2+*	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 18, 2016 (File No. 1-8182)).

10.3+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Performance Phantom Stock Unit Award Agreement.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Dated: July 28, 2016

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
Fifth Amendment dated as of June 30, 2016, by and among Pioneer Energy Services Corp., a Texas corporations, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (Form 8-K dated July 1, 2016 (File No. 1-8182, Exhibit 4.1)).

10.2+*	-	Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 18, 2016 (File No. 1-8182)).

10.3+**	-	Pioneer Energy Services Corp. 2007 Incentive Plan Form of Performance Phantom Stock Unit Award Agreement.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.
+ Management contract or compensatory plan or arrangement.