Form 10-Q
period 2017-03-31
PIONEER ENERGY SERVICES CORP
filed 2017-05-02
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Registrant’s telephone number, including area code: (855) 884-0575
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a small reporting company.)
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 17, 2017, there were 77,280,191 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,290	$10,194
Receivables:
Trade, net of allowance for doubtful accounts	54,340	38,764
Unbilled receivables	11,050	7,417
Insurance recoveries	12,713	17,003
Other receivables	2,385	8,939
Inventory	11,571	9,660
Assets held for sale	11,405	15,093
Prepaid expenses and other current assets	5,859	6,926
Total current assets	116,613	113,996
Property and equipment, at cost	1,082,463	1,058,261
Less accumulated depreciation	492,239	474,181
Net property and equipment	590,224	584,080
Other long-term assets	1,491	2,026
Total assets	$708,328	$700,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,793	$19,208
Deferred revenues	581	1,449
Accrued expenses:
Payroll and related employee costs	15,947	14,813
Insurance premiums and deductibles	6,134	6,446
Insurance claims and settlements	12,713	13,667
Interest	921	5,395
Other	4,408	5,024
Total current liabilities	63,497	66,002
Long-term debt, less debt issuance costs	373,633	339,473
Deferred income taxes	8,044	8,180
Other long-term liabilities	5,917	5,049
Total liabilities	451,091	418,704
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 100,000,000 shares authorized; 77,280,191 and 77,146,906 shares outstanding at March 31, 2017 and December 31, 2016, respectively	7,786	7,766
Additional paid-in capital	543,184	541,823
Treasury stock, at cost; 575,148 and 515,546 shares at March 31, 2017 and December 31, 2016, respectively	(4,246)	(3,883)
Accumulated deficit	(289,487)	(264,308)
Total shareholders’ equity	257,237	281,398
Total liabilities and shareholders’ equity	$708,328	$700,102

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands, except per share data)
Revenues:
Drilling services	$39,016	$33,184
Production services	56,741	41,768
Total revenues	95,757	74,952

Costs and expenses:
Drilling services	27,107	17,440
Production services	45,641	34,849
Depreciation and amortization	24,992	29,824
General and administrative	17,724	16,508
Bad debt recovery	(363)	(55)
Gain on dispositions of property and equipment, net	(471)	(600)
Total costs and expenses	114,630	97,966
Loss from operations	(18,873)	(23,014)

Other expense:
Interest expense, net of interest capitalized	(6,059)	(6,254)
Other	(144)	(389)
Total other expense	(6,203)	(6,643)

Loss before income taxes	(25,076)	(29,657)
Income tax (expense) benefit	(48)	1,958
Net loss	$(25,124)	$(27,699)

Loss per common share—Basic	$(0.33)	$(0.43)

Loss per common share—Diluted	$(0.33)	$(0.43)

Weighted average number of shares outstanding—Basic	77,072	64,576

Weighted average number of shares outstanding—Diluted	77,072	64,576

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(25,124)	$(27,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,992	29,824
Allowance for doubtful accounts, net of recoveries	(363)	(55)
Gain on dispositions of property and equipment, net	(471)	(600)
Stock-based compensation expense	1,327	1,177
Amortization of debt issuance costs	465	424
Deferred income taxes	(169)	(2,201)
Change in other long-term assets	466	15
Change in other long-term liabilities	868	492
Changes in current assets and liabilities:
Receivables	(17,795)	13,189
Inventory	(1,911)	629
Prepaid expenses and other current assets	1,012	734
Accounts payable	778	(2,684)
Deferred revenues	(672)	1,656
Accrued expenses	(5,223)	(5,274)
Net cash provided by (used in) operating activities	(21,820)	9,627

Cash flows from investing activities:
Purchases of property and equipment	(24,683)	(5,532)
Proceeds from sale of property and equipment	7,148	477
Proceeds from insurance recoveries	3,119	—
Net cash used in investing activities	(14,416)	(5,055)

Cash flows from financing activities:
Debt repayments	(6,305)	—
Proceeds from issuance of debt	40,000	—
Debt issuance costs	—	(20)
Purchase of treasury stock	(363)	(43)
Net cash provided by (used in) financing activities	33,332	(63)

Net increase (decrease) in cash and cash equivalents	(2,904)	4,509
Beginning cash and cash equivalents	10,194	14,160
Ending cash and cash equivalents	$7,290	$18,669

Supplementary disclosure:
Interest paid	$10,272	$10,606
Income tax paid	$261	$279
Noncash investing and financing activity:
Change in capital expenditure accruals	$2,924	$(39)

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Business
Pioneer Energy Services Corp. (formerly called “Pioneer Drilling Company”) provides land-based drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies in the United States and internationally in Colombia. We also provide two of our services (coiled tubing and wireline services) offshore in the Gulf of Mexico.
Our Drilling Services Segment provides contract land drilling services through our four domestic divisions which are located in the Marcellus, Eagle Ford, Permian Basin and Bakken regions, and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. Our drilling rig fleet is 100% pad-capable and consists of the following:

	Multi-well, Pad-capable
	AC rigs	SCR rigs	Total
Domestic rigs	16	—	16
Colombia rigs	—	8	8
			24
Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of March 31, 2017, our production services fleets are as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	113	12	125
	Offshore	Onshore	Total
Wireline units	6	108	114
Coiled tubing units	5	12	17
Revenues and Cost Recognition
Drilling Contracts—Our drilling contracts generally provide for compensation on a daywork basis. Spot market contracts generally provide for the drilling of a single well and typically permit the client to terminate on short notice. We typically enter into longer-term drilling contracts for our newly constructed rigs and/or during periods of high rig demand. We recognize revenues on daywork contracts for the days completed based on the dayrate specified in each contract.
With most drilling contracts, we receive payments contractually designated for the mobilization of rigs and other equipment. Payments received, and costs incurred for the mobilization services are deferred and recognized on a straight line basis over the related contract term. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements that we receive for out-of-pocket expenses are recorded as revenues and the out-of-pocket expenses for which they relate are recorded as operating costs. Amortization of deferred mobilization revenues was $0.8 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Our current and long-term deferred revenues and costs as of March 31, 2017 and December 31, 2016 were as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Current:
Deferred revenues	$581	$1,449
Deferred costs	984	2,290
Long-term:
Deferred revenues	$61	$202
Deferred costs	51	212
As of May 1, 2017, 15 of our 16 domestic drilling rigs are earning revenues, eleven of which are under term contracts, and the final domestic rig is undergoing an upgrade, which we expect to deploy under its new term contract late in the second quarter. Of the eight rigs in Colombia, three are earning revenues, two of which are under term contracts. The term contracts in Colombia are cancelable by our client without penalty, and by us if rig operations are suspended without an associated dayrate. We are actively marketing our idle drilling rigs in Colombia to various operators and we are evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
Unbilled Accounts Receivable
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. We typically invoice our clients at 15-day intervals during the performance of daywork drilling contracts and upon completion of the daywork contract.
Our unbilled receivables as of March 31, 2017 and December 31, 2016 were as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Daywork drilling contracts in progress	$10,416	$7,042
Production services	634	375
	$11,050	$7,417
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
Other Long-Term Assets
Other long-term assets consist of cash deposits related to the deductibles on our workers’ compensation insurance policies, deferred compensation plan investments, the long-term portion of deferred mobilization costs, and intangible assets.
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
Related-Party Transactions
During the three months ended March 31, 2017 and 2016, the Company paid approximately $17,000 and $24,000, respectively, for trucking and equipment rental services, which represented arms-length transactions, to Gulf Coast Lease

Service. Joe Freeman, our Senior Vice President of Well Servicing, serves as the President of Gulf Coast Lease Service, which is owned and operated by Mr. Freeman’s two sons. Mr. Freeman does not receive compensation from Gulf Coast Lease Service, and he serves primarily in an advisory role to his sons.
Comprehensive Income
We have not reported comprehensive income due to the absence of items of other comprehensive income in the periods presented.
Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). We consider the applicability and impact of all ASUs; any ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

•
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

We have performed a scoping and preliminary assessment of the impact of this new standard. We continue to evaluate the impact of this guidance, but currently expect the adoption of this new standard to primarily affect the timing for the recognition of certain types of revenues derived from drilling contracts, and to require expanded disclosure. We are required to apply this new standard beginning January 1, 2018. Two methods of transition are permitted under this standard: the full retrospective method, in which the standard would be applied retrospectively to each prior reporting period presented, subject to certain allowable exceptions; or the modified retrospective method, in which the standard would be applied to all contracts existing as of the date of initial application, with the cumulative effect of applying the standard recognized in retained earnings. We currently anticipate adopting this standard using the modified retrospective method.

•
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, which among other things, requires lessees to recognize substantially all leases on the balance sheet, with expense recognition that is similar to the current lease standard, and aligns the principles of lessor accounting with the principles of the FASB’s new revenue guidance (referenced above). This ASU is effective for us beginning January 1, 2019. We are currently evaluating the potential impact of this guidance and have not yet determined its impact on our financial position and results of operations.

•
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

We adopted this ASU as of January 1, 2017 and we recognized a $3.1 million deferred tax asset for previously unrecognized tax benefits, which was then fully reserved by a valuation allowance (see Note 3, Valuation Allowances on Deferred Tax Assets). Additionally, we elected to prospectively account for forfeitures as they occur, rather than estimating future forfeitures. The total cumulative-effect impact of adoption, net of valuation allowances, was approximately $55,000 relating to our change in accounting for forfeitures, and was recognized as a reduction to retained earnings. The adoption of this ASU also results in the presentation of any excess tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows, which we will apply retrospectively for any comparative periods affected.
Reclassifications
Certain amounts in the unaudited condensed consolidated financial statements for the prior years have been reclassified to conform to the current year’s presentation.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2016.
In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expenses, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, our estimate of compensation related accruals and our estimate of sales tax audit liability.
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2017, through the filing of this Form 10-Q, for inclusion as necessary.
2.    Property and Equipment
Capital Expenditures—Our capital expenditures were $27.6 million and $5.5 million, during the three months ended March 31, 2017 and 2016, respectively, which includes $0.1 million and $0.2 million, respectively, of capitalized interest costs incurred. Capital expenditures during 2017 primarily related to the acquisition of 20 well servicing rigs, upgrades to drilling rigs and other new drilling equipment. Capital expenditures during 2016 consisted primarily of routine expenditures to maintain our drilling and production services fleets.
At March 31, 2017, capital expenditures incurred for property and equipment not yet placed in service was $29.6 million, primarily related to 15 well servicing rigs and upgrades to drilling rigs not yet completed. At December 31, 2016, property and equipment not yet placed in service was $9.0 million, primarily related to new drilling equipment that was ordered in 2014 and required a long lead-time for delivery, which will either be used to construct new drilling rigs or as spare equipment for our AC rig fleet, as well as deposits for the 20 well servicing rigs delivered in the first quarter of 2017 and four new wireline units that are on order to be delivered in the second quarter of 2017.
Assets Held for Sale—As of March 31, 2017, our condensed consolidated balance sheet reflects assets held for sale of $11.4 million, which primarily represents the fair value of three domestic mechanical drilling rigs, three domestic SCR drilling rigs, certain drilling equipment, 13 wireline units, and certain coiled tubing equipment.
Impairments—We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). Beginning in late 2014, oil prices declined significantly resulting in a downturn in our industry that persisted through 2016, affecting both drilling and production services. Despite the recent modest recovery in commodity prices, we continue to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment, and concluded there are no triggers present that require impairment testing as of March 31, 2017.
In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of the assets grouped at the lowest level that cash flows can be identified. For our Production Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for the individual reporting units (well servicing, wireline and coiled tubing). For our Drilling Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for individual domestic drilling rig assets and for our Colombian drilling rig assets as a group. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group. The amount of an impairment charge is measured as the difference between the carrying amount and the fair value of the assets. The assumptions used in the impairment evaluation are inherently uncertain and require management judgment.

3.	Valuation Allowances on Deferred Tax Assets
As of March 31, 2017, we had $144.4 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
In performing this analysis as of March 31, 2017 in accordance with ASC Topic 740, Income Taxes, we assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective negative evidence limits the ability to consider other subjective positive evidence, such as projections for taxable income in future years. As a result, we may recognize a benefit only to the extent that reversals of deferred income tax liabilities are expected to generate taxable income in each relevant jurisdiction in future periods which would offset our deferred tax assets.
Our domestic net operating losses have a 20 year carryforward period and can be used to offset future domestic taxable income until their expiration, beginning in 2030, with the latest expiration in 2036. However, we determined that a valuation allowance should be recorded against a significant portion of the benefit generated in 2017. The valuation allowance is the primary factor causing our effective tax rate to be significantly lower than the statutory rate of 35%. The amount of the deferred tax asset considered realizable, however, would be increased if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projected future taxable income.
The majority of our foreign net operating losses have an indefinite carryforward period. However, as a result of the conditions leading to the impairment of our assets in Colombia during 2015 and the continued industry downturn, we have a valuation allowance that fully offsets our foreign deferred tax assets at March 31, 2017.
4.     Debt
Our debt consists of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Senior secured revolving credit facility	$79,695	$46,000
Senior notes	300,000	300,000
	379,695	346,000
Less unamortized debt issuance costs	(6,062)	(6,527)
	$373,633	$339,473
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
As of March 31, 2017, we had $79.7 million outstanding under our Revolving Credit Facility and $11.8 million in committed letters of credit, which resulted in borrowing availability of $58.5 million under our Revolving Credit Facility. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. At March 31, 2017, we were in compliance with our financial covenants under the Revolving Credit Facility.
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

•
A minimum EBITDA requirement, for the periods indicated in, and as defined in the Revolving Credit Facility. EBITDA required at the end of forthcoming fiscal quarter cannot be less than the minimum amount as follows:

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
Senior Notes
In 2014, we issued $300 million of unregistered senior notes at face value, with a coupon interest rate of 6.125% that are due in 2022 (the “Senior Notes”). The Senior Notes will mature on March 15, 2022 with interest due semi-annually in arrears on March 15 and September 15 of each year. We have the option to redeem the Senior Notes, in whole or in part, at any time on or after March 15, 2017 in each case at the redemption price specified in the Indenture dated March 18, 2014 (the “Indenture”) plus any accrued and unpaid interest and any additional interest (as defined in the Indenture) thereon to the date of redemption.
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
The FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. At March 31, 2017 and December 31, 2016, our financial instruments consist primarily of cash, trade and other receivables, trade payables, phantom stock unit awards and long-term debt.
The carrying value of cash, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. At March 31, 2017 and December 31, 2016, the aggregate estimated fair value of our phantom stock unit awards was $5.8 million and $7.0 million, respectively, for which the vested portion recognized as a liability in our condensed consolidated balance sheets was $2.1 million and $2.0 million, respectively. The phantom stock unit awards, and the measurement of fair value for these awards, are described in more detail in Note 7, Stock-Based Compensation Plans.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, net of debt issuance costs	$373,633	$363,548	$339,473	$326,249

6.	Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Numerator (both basic and diluted):
Net loss	$(25,124)	$(27,699)
Denominator:
Weighted-average shares (denominator for basic earnings (loss) per share)	77,072	64,576
Diluted effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—
Denominator for diluted earnings (loss) per share	77,072	64,576
Loss per common share—Basic	$(0.33)	$(0.43)
Loss per common share—Diluted	$(0.33)	$(0.43)
Potentially dilutive securities excluded as anti-dilutive	4,944	5,909

7.	Stock-Based Compensation Plans
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
We recognize compensation cost for our stock-based compensation awards based on the fair value estimated in accordance with ASC Topic 718. For our awards with graded vesting, we recognize compensation expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We adopted ASU 2016-09 in the first quarter of 2017 and elected to prospectively recognize forfeitures when they occur, rather than estimating future forfeitures.
The following table summarizes the stock-based compensation expense recognized, by award type, and the compensation expense recognized for phantom stock unit awards during the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three months ended March 31,
	2017	2016
Stock option awards	$231	$193
Restricted stock awards	112	87
Restricted stock unit awards	984	897
	$1,327	$1,177
Phantom stock unit awards	$100	$118
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

We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the options granted during the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Expected volatility	76%	70%
Risk-free interest rates	2.1%	1.5%
Expected life in years	5.86	5.70
Options granted	268,185	905,966
Grant-date fair value	$4.28	$0.80
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
Restricted Stock
We grant restricted stock awards that vest over a one-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. We did not grant any restricted stock awards during the three months ended March 31, 2017 or 2016.
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
The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Time-based RSUs:
Time-based RSUs granted	66,728	231,834
Weighted-average grant-date fair value	$6.33	$1.31
Performance-based RSUs:
Performance-based RSUs granted	563,469	—
Weighted-average grant-date fair value	$7.75	$—
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

Approximately half of the performance-based RSUs outstanding are subject to a market condition based on relative total shareholder return, as compared to that of our predetermined peer group, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for equity awards with a market condition is reduced only for estimated forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued. The remaining performance-based RSUs are subject to performance conditions, based on our EBITDA and EBITDA return on capital employed, relative to our predetermined peer group, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.
In April 2017, we determined that 121% of the target number of shares granted during 2014 were actually earned based on the Company’s achievement of the performance measures as described above. As of March 31, 2017, we estimate that our actual achievement level for our outstanding performance-based RSUs will be approximately 100% of the predetermined performance conditions.
Phantom Stock Unit Awards
In 2016, we granted 1,268,068 phantom stock unit awards with a weighted-average grant-date fair value of $1.35 per share. These awards cliff-vest after 39 months from the date of grant, with vesting based on time of service, performance and market conditions. The number of units ultimately awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the three-year performance period, and each unit awarded will entitle the employee to a cash payment equal to the stock price of our common stock on the date of vesting, subject to a maximum of four times the stock price on the date of grant.
These awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at each reporting period until they vest. Approximately half of the phantom stock unit awards granted are subject to a market condition based on relative total shareholder return, as compared to that of our predetermined peer group, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. The remaining phantom stock unit awards are subject to performance conditions, based on our EBITDA and EBITDA return on capital employed, relative to our predetermined peer group, and the fair value of these awards is measured using a Black-Scholes pricing model. The fair value of these awards is measured using inputs that are defined as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.
As of March 31, 2017, we estimate that our actual achievement level for our outstanding phantom stock unit awards will be approximately 130% of the predetermined performance conditions.

8.	Segment Information
We have two operating segments referred to as the Drilling Services Segment and the Production Services Segment which is the basis management uses for making operating decisions and assessing performance.
Our Drilling Services Segment provides contract land drilling services to a diverse group of exploration and production companies through our four drilling divisions in the US and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs.
Our Production Services Segment provides a range of services, including well servicing, wireline services and coiled tubing services, to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore.

The following table sets forth certain financial information for our two operating segments and corporate as of and for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	As of and for the three months ended March 31,
	2017	2016
Drilling Services Segment:
Revenues	$39,016	$33,184
Operating costs	27,107	17,440
Segment margin	$11,909	$15,744
Identifiable assets	$448,552	$495,442
Depreciation and amortization	13,101	15,678
Capital expenditures	9,838	2,108

Production Services Segment:
Revenues	$56,741	$41,768
Operating costs	45,641	34,849
Segment margin	$11,100	$6,919
Identifiable assets	$248,476	$270,741
Depreciation and amortization	11,591	13,814
Capital expenditures	17,628	3,289

Corporate:
Identifiable assets	$11,300	$20,342
Depreciation and amortization	300	332
Capital expenditures	141	96

Total:

Revenues	$95,757	$74,952
Operating costs	72,748	52,289
Consolidated margin	$23,009	$22,663
Identifiable assets	$708,328	$786,525
Depreciation and amortization	24,992	29,824
Capital expenditures	27,607	5,493
The following table reconciles the consolidated margin of our two operating segments and corporate reported above to income (loss) from operations as reported on the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three months ended March 31,
	2017	2016
Consolidated margin	$23,009	$22,663
Depreciation and amortization	(24,992)	(29,824)
General and administrative	(17,724)	(16,508)
Bad debt recovery	363	55
Gain on dispositions of property and equipment, net	471	600
Loss from operations	$(18,873)	$(23,014)
The following table sets forth certain financial information for our international operations in Colombia as of and for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	As of and for the three months ended March 31,
	2017	2016
Revenues	$10,671	$1,096
Identifiable assets (1)	34,788	48,729

(1)
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

9.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $37.4 million relating to our performance under these bonds as of March 31, 2017.
We are currently undergoing sales and use tax audits for multi-year periods and we are working to resolve all relevant issues. As of March 31, 2017 and December 31, 2016, our accrued liability was $0.8 million and $0.6 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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

10.	Guarantor/Non-Guarantor Condensed Consolidating Financial Statements
Our Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all existing 100% owned domestic subsidiaries, except for Pioneer Services Holdings, LLC. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Notes, the guarantees or the Indenture.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of March 31, 2017, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,269	$(851)	$872	$—	$7,290
Receivables, net of allowance	3	64,990	15,462	33	80,488
Intercompany receivable (payable)	(24,836)	43,657	(18,821)	—	—
Inventory	—	6,358	5,213	—	11,571
Assets held for sale	—	11,347	58	—	11,405
Prepaid expenses and other current assets	1,225	3,793	841	—	5,859
Total current assets	(16,339)	129,294	3,625	33	116,613
Net property and equipment	2,341	563,362	24,521	—	590,224
Investment in subsidiaries	591,347	23,572	—	(614,919)	—
Deferred income taxes	60,672	—	—	(60,672)	—
Other long-term assets	461	997	33	—	1,491
Total assets	$638,482	$717,225	$28,179	$(675,558)	$708,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442	$20,158	$2,193	$—	$22,793
Deferred revenues	—	334	247	—	581
Accrued expenses	4,447	33,562	2,081	33	40,123
Total current liabilities	4,889	54,054	4,521	33	63,497
Long-term debt, less debt issuance costs	373,633	—	—	—	373,633
Deferred income taxes	—	68,716	—	(60,672)	8,044
Other long-term liabilities	2,723	3,108	86	—	5,917
Total liabilities	381,245	125,878	4,607	(60,639)	451,091
Total shareholders’ equity	257,237	591,347	23,572	(614,919)	257,237
Total liabilities and shareholders’ equity	$638,482	$717,225	$28,179	$(675,558)	$708,328

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,898	$(764)	$1,060	$—	$10,194
Receivables, net of allowance	480	64,946	7,210	(513)	72,123
Intercompany receivable (payable)	(24,836)	35,427	(10,591)	—	—
Inventory	—	5,659	4,001	—	9,660
Assets held for sale	—	15,035	58	—	15,093
Prepaid expenses and other current assets	1,280	4,014	1,632	—	6,926
Total current assets	(13,178)	124,317	3,370	(513)	113,996
Net property and equipment	2,501	556,062	25,517	—	584,080
Investment in subsidiaries	577,965	24,270	—	(602,235)	—
Deferred income taxes	65,041	—	—	(65,041)	—
Other long-term assets	583	1,029	414	—	2,026
Total assets	$632,912	$705,678	$29,301	$(667,789)	$700,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$546	$16,317	$2,345	$—	$19,208
Deferred revenues	—	680	769	—	1,449
Accrued expenses	9,316	34,765	1,777	(513)	45,345
Total current liabilities	9,862	51,762	4,891	(513)	66,002
Long-term debt, less debt issuance costs	339,473	—	—	—	339,473
Deferred income taxes	—	73,249	(28)	(65,041)	8,180
Other long-term liabilities	2,179	2,702	168	—	5,049
Total liabilities	351,514	127,713	5,031	(65,554)	418,704
Total shareholders’ equity	281,398	577,965	24,270	(602,235)	281,398
Total liabilities and shareholders’ equity	$632,912	$705,678	$29,301	$(667,789)	$700,102

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$85,086	$10,671	$—	$95,757
Costs and expenses:
Operating costs	—	65,155	7,593	—	72,748
Depreciation and amortization	301	23,069	1,622	—	24,992
General and administrative	5,829	11,583	450	(138)	17,724
Bad debt recovery	—	(363)	—	—	(363)
Gain on dispositions of property and equipment, net	—	(456)	(15)	—	(471)
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	6,130	97,773	10,865	(138)	114,630
Income (loss) from operations	(6,130)	(12,687)	(194)	138	(18,873)
Other income (expense):
Equity in earnings of subsidiaries	(8,585)	(648)	—	9,233	—
Interest expense, net of interest capitalized	(6,016)	(43)	—	—	(6,059)
Other	16	213	(235)	(138)	(144)
Total other (expense) income	(14,585)	(478)	(235)	9,095	(6,203)
Income (loss) before income taxes	(20,715)	(13,165)	(429)	9,233	(25,076)
Income tax (expense) benefit [1]	(4,409)	4,580	(219)	—	(48)
Net income (loss)	$(25,124)	$(8,585)	$(648)	$9,233	$(25,124)

	Three months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$73,856	$1,096	$—	$74,952
Costs and expenses:
Operating costs	—	50,310	1,979	—	52,289
Depreciation and amortization	332	27,731	1,761	—	29,824
General and administrative	5,885	10,548	213	(138)	16,508
Bad debt recovery	—	(55)	—	—	(55)
Gain on dispositions of property and equipment, net	—	(555)	(45)	—	(600)
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	6,217	86,764	5,123	(138)	97,966
Income (loss) from operations	(6,217)	(12,908)	(4,027)	138	(23,014)
Other income (expense):
Equity in earnings of subsidiaries	(16,417)	(4,846)	—	21,263	—
Interest expense, net of interest capitalized	(6,234)	(22)	2	—	(6,254)
Other	(7)	320	(564)	(138)	(389)
Total other (expense) income	(22,658)	(4,548)	(562)	21,125	(6,643)
Income (loss) before income taxes	(28,875)	(17,456)	(4,589)	21,263	(29,657)
Income tax (expense) benefit [1]	1,176	1,039	(257)	—	1,958
Net income (loss)	$(27,699)	$(16,417)	$(4,846)	$21,263	$(27,699)

[1] The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(14,236)	$(8,233)	$649	$—	$(21,820)

Cash flows from investing activities:
Purchases of property and equipment	(127)	(24,013)	(813)	270	(24,683)
Proceeds from sale of property and equipment	—	7,387	31	(270)	7,148
Proceeds from insurance recoveries	—	3,119	—	—	3,119
	(127)	(13,507)	(782)	—	(14,416)

Cash flows from financing activities:
Debt repayments	(6,305)	—	—	—	(6,305)
Proceeds from issuance of debt	40,000	—	—	—	40,000
Purchase of treasury stock	(363)	—	—	—	(363)
Intercompany contributions/distributions	(21,598)	21,653	(55)	—	—
	11,734	21,653	(55)	—	33,332

Net increase (decrease) in cash and cash equivalents	(2,629)	(87)	(188)	—	(2,904)
Beginning cash and cash equivalents	9,898	(764)	1,060	—	10,194
Ending cash and cash equivalents	$7,269	$(851)	$872	$—	$7,290

	Three months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(15,583)	$24,998	$212	$—	$9,627

Cash flows from investing activities:
Purchases of property and equipment	(68)	(5,424)	(40)	—	(5,532)
Proceeds from sale of property and equipment	—	432	45	—	477
	(68)	(4,992)	5	—	(5,055)

Cash flows from financing activities:
Debt issuance costs	(20)	—	—	—	(20)
Purchase of treasury stock	(43)	—	—	—	(43)
Intercompany contributions/distributions	14,275	(14,242)	(33)	—	—
	14,212	(14,242)	(33)	—	(63)

Net increase (decrease) in cash and cash equivalents	(1,439)	5,764	184	—	4,509
Beginning cash and cash equivalents	17,221	(5,612)	2,551	—	14,160
Ending cash and cash equivalents	$15,782	$152	$2,735	$—	$18,669

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, decisions about exploration and development projects to be made by oil and gas exploration and production companies, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, future compliance with covenants under our senior secured revolving credit facility and our senior notes, operating hazards inherent in our operations, the supply of marketable drilling rigs, well servicing rigs, coiled tubing and wireline units within the industry, the continued availability of drilling rig, well servicing rig, coiled tubing and wireline unit components, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
Company Overview
Pioneer Energy Services Corp. (formerly called “Pioneer Drilling Company”) provides land-based drilling services and production services to a diverse group of independent and large oil and gas exploration and production companies in the United States and internationally in Colombia. We also provide two of our services (coiled tubing and wireline services) offshore in the Gulf of Mexico. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well and enable us to meet multiple needs of our clients.

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

As of March 31, 2017, our drilling rig fleet is 100% pad-capable. We offer the latest advancements in pad drilling with our fleet of 16 AC rigs in the US and eight SCR rigs in Colombia, all of which have 1,500 horsepower or greater drawworks. The removal of older, less capable rigs from our fleet and the recent investments in the construction of new drilling rigs has transformed our fleet into a highly capable, pad optimal fleet focused on the horizontal drilling market. We believe this positions us to compete well, grow our presence in the significant shale basins in the US, and improve profitability as the recovery of our industry continues.

In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. The drilling rigs in our fleet are currently assigned to the following divisions:

Drilling Division	Rig Count
South Texas	1
West Texas	7
North Dakota	2
Appalachia	6
Colombia	8
24

•
Production Services Segment— Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of March 31, 2017, we have a fleet of 113 rigs with 550 horsepower and 12 rigs with 600 horsepower with operations in 11 locations, mostly in the Gulf Coast states, as well as in Arkansas, North Dakota, and Colorado.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing, and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of March 31, 2017, we have a fleet of 114 wireline units in 18 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is another important element of the well servicing industry that allows operators to continue production during service operations on a well under pressure without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of March 31, 2017, our coiled tubing business consists of 12 onshore and five offshore coiled tubing units which are deployed through three locations in Texas and Louisiana.

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
Our business is influenced substantially by exploration and production companies’ spending that is generally categorized as either a capital expenditure or an operating expenditure. Capital expenditures for the drilling and completion of exploratory and development wells in proven areas are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices. In contrast, operating expenditures for the maintenance of existing wells, for which a range of production services are required in order to maintain production, are relatively more stable and predictable.
Drilling and production services have historically trended similarly in response to fluctuations in commodity prices. However, because exploration and production companies often adjust their budgets for exploration and development drilling first in response to a shift in commodity prices, the demand for drilling services is generally impacted first and to a greater extent than the demand for production services which is more dependent on ongoing expenditures that are necessary to maintain production. Additionally, within the range of production services businesses, those that derive more revenue from production related activity, as opposed to completion of a new well, tend to be less affected by fluctuations in commodity prices and temporary reductions in industry activity.
However, in a severe downturn that is prolonged, both operating and capital expenditures are significantly reduced, and the demand for all our service offerings is significantly impacted. After a prolonged downturn, among the production services, the demand for completion-oriented services generally improves first, as exploration and production companies begin to complete wells that were previously drilled but not completed during the downturn, and to complete newly drilled wells as the demand for drilling services improves during recovery.
For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends in our industry, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.
Market Conditions — Our industry has experienced a severe down cycle since late 2014 and which persisted through 2016. A modest recovery in commodity prices began in the latter half of 2016, with prices that have since remained relatively stable through early 2017.
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

The trends in commodity pricing and domestic rig counts over the last 12 months are illustrated below:
With the recent modest recovery and stability in commodity prices, we have experienced a resulting increase in activity and pricing for our services.
Our well servicing and coiled tubing utilization rates for the quarter ended March 31, 2017 were 43% and 22%, respectively, based on total fleet count, up from 40% and 21% during the previous quarter, while the number of wireline jobs completed during the quarter ended March 31, 2017 increased by 22%, as compared to the previous quarter. As compared to the first quarter of last year, our well servicing and coiled tubing utilization rates are slightly down from 44% and 24%, respectively, while the number of wireline jobs completed increased by 53%.
All of our domestic rigs have been placed on new contracts. As of May 1, 2017, the current utilization of our AC rig fleet is 94%, with the final AC rig undergoing an upgrade, which we expect to deploy under its new term contract late in the second quarter. A year ago, the utilization of our AC fleet was 75%, but 2 of the 12 rigs that were earning were not working, and there were no rigs working in Colombia. Of the eight rigs in Colombia, three are earning revenues, two of which are under term contracts. The term contracts in Colombia are cancelable by our client without penalty, and by us if rig operations are suspended without an associated dayrate. We are actively marketing our idle drilling rigs in Colombia to various operators and we are evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
As of May 1, 2017, 19 of our 24 drilling rigs are under contract, 14 of which are under term contracts which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts		Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic rigs:
Earning under contract	4	11	1	5	4	1	—
Contracted, pending operations	—	1	—	1	—	—	—
Colombia rigs:
Earning under contract	1	2	1	—	—	—	1
	5	14	2	6	4	1	1
Although we expect a highly competitive environment in 2017 as our industry continues to recover, we expect the stability in commodity prices, if it continues, to further increase industry activity and pricing levels and we believe our high-quality equipment and services are well positioned to compete.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	cash and cash equivalents ($7.3 million as of March 31, 2017);

•	cash generated from operations;

•	proceeds from sales of certain non-strategic assets; and

•	the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
As of March 31, 2017, we had $79.7 million outstanding under our Revolving Credit Facility and $11.8 million in committed letters of credit, which resulted in borrowing availability of $58.5 million under our Revolving Credit Facility. Our Revolving Credit Facility, as most recently amended on June 30, 2016, provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to a current aggregate commitment amount of $150 million, subject to availability under a borrowing base comprised of certain eligible cash, certain eligible receivables, certain eligible inventory, and certain eligible equipment of ours and certain of our subsidiaries, all of which matures in March 2019.
Borrowings under the Revolving Credit Facility are available for selective acquisitions, working capital and other general corporate purposes. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. Additional information regarding these covenants is provided in the Debt Compliance Requirements section below.
At March 31, 2017, we were in compliance with our financial covenants under the Revolving Credit Facility. However, continued compliance with our covenants is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Revolving Credit Facility, and/or reduce our debt levels. If we expect our future operating results to decline to a level that indicates we may become unable to comply with the financial covenants in the Revolving Credit Facility, we may seek to amend such provisions to remain in compliance or we may pursue other capital sources, such as equity or other debt transactions. Although we believe that our bank lenders are well-secured under the terms of our Revolving Credit Facility, there is no assurance that the bank lenders will waive or amend our financial covenants under the Revolving Credit Facility.
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. On May 15, 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of March 31, 2017, $234.6 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Revolving Credit Facility and Senior Notes, as well as our Restated Articles of Incorporation which currently limits our issuance of common stock to 100 million shares. At our 2017 Annual Meeting of Shareholders, scheduled to be held on May 17, 2017, we are asking our shareholders to approve an amendment to our Restated Articles of Incorporation to increase our authorized shares of common stock to 200 million shares.
We currently expect that cash and cash equivalents, cash generated from operations, proceeds from sales of certain non-strategic assets, and available borrowings under our Revolving Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
Our principal liquidity requirements are currently for:

•	working capital needs;

•	debt service; and

•	capital expenditures.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements generally increase during periods when rig construction projects are in progress or during periods of expansion in our production services business, at which times we have been more likely to access capital through equity or debt financing. Additionally, our working capital needs may increase in periods of increasing activity following a sustained period of low activity, which is the primary reason for the $21.8 million of net cash used in operating activities during the three months ended March 31, 2017. During periods of sustained low activity and pricing, we may access additional capital through the use of available funds under our Revolving Credit Facility.
Working Capital — Our working capital was $53.1 million at March 31, 2017, compared to $48.0 million at December 31, 2016. Our current ratio, which we calculate by dividing current assets by current liabilities, was 1.8 at March 31, 2017, compared to 1.7 at December 31, 2016. The changes in the components of our working capital were as follows (amounts in thousands), and as described below:

	March 31, 2017	December 31, 2016	Change
Cash and cash equivalents	$7,290	$10,194	$(2,904)
Receivables:
Trade, net of allowance for doubtful accounts	54,340	38,764	15,576
Unbilled receivables	11,050	7,417	3,633
Insurance recoveries	12,713	17,003	(4,290)
Other receivables	2,385	8,939	(6,554)
Inventory	11,571	9,660	1,911
Assets held for sale	11,405	15,093	(3,688)
Prepaid expenses and other current assets	5,859	6,926	(1,067)
Current assets	116,613	113,996	2,617
Accounts payable	22,793	19,208	3,585
Deferred revenues	581	1,449	(868)
Accrued expenses:
Payroll and related employee costs	15,947	14,813	1,134
Insurance premiums and deductibles	6,134	6,446	(312)
Insurance claims and settlements	12,713	13,667	(954)
Interest	921	5,395	(4,474)
Other	4,408	5,024	(616)
Current liabilities	63,497	66,002	(2,505)
Working capital	$53,116	$47,994	$5,122

•
Cash and cash equivalents — The decrease in cash and cash equivalents during 2017 is primarily due to $24.7 million of cash used for purchases of property and equipment and $21.8 million of cash used in operating activities, partially funded by $33.7 million of net borrowings under our Revolving Credit Facility, and $7.1 million of proceeds from the sale of assets. Cash used in operations during 2017 was primarily for increased working capital requirements due to the recent and expected increase in activity.

•
Trade and unbilled receivables — The net increase in our total trade and unbilled receivables during 2017 is primarily due to the 34% increase in our revenues during the quarter ended March 31, 2017, as compared to the quarter ended December 31, 2016. Our trade receivables generally turn over within 90 days.

•
Insurance recoveries — The decrease in our insurance recoveries receivables during 2017 is primarily due to an insurance claim receivable of $3.1 million for a drilling rig that was damaged during 2016, for which the proceeds were received in early 2017.

•
Other receivables — The decrease in other receivables during 2017 is primarily due to the sale of two drilling rigs in December 2016, for which the proceeds of $6.3 million were received in January 2017.

•
Inventory — The increase in inventory during 2017 is primarily due to the increase in activity for our Colombian operations, as well as recent purchases of supplies and job materials for our wireline and coiled tubing operations, as we prepare for expected increases in activity.

•
Assets held for sale — As of March 31, 2017, our condensed consolidated balance sheet reflects assets held for sale of $11.4 million, which primarily represents the fair value of three domestic mechanical drilling rigs, three domestic SCR drilling rigs, certain drilling equipment, 13 wireline units, and certain coiled tubing equipment. At December 31, 2016, our assets held for sale also included the fair value of 20 older well servicing rigs that were traded in for 20 new-model rigs in the first quarter of 2017.

•
Prepaid expenses and other current assets — The decrease in our prepaid expenses and other current assets during 2017 is primarily due to a decrease in prepaid mobilization costs for several domestic and Colombian drilling rigs which were mobilized under new contracts in late 2016. For more information about rig mobilization service revenues and costs, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Accounts payable — Our accounts payable generally turn over within 90 days. The increase in accounts payable during 2017 is primarily due to a $2.9 million increase in our accruals for capital expenditures, as well as the 29% increase in our operating costs for the quarter ended March 31, 2017 as compared to the quarter ended December 31, 2016. The overall increase in accounts payable was partially offset by a decrease in payables associated with purchases of supplies and job materials in late 2016, as we prepared for the increase in activity expected for 2017, and payables associated with the costs to deploy several drilling rigs that mobilized in the fourth quarter of 2016.

•
Deferred revenues — The decrease in our liability for deferred revenues during 2017 is due to the amortization of deferred mobilization revenues during 2017 associated with three drilling rigs in Colombia and one drilling rig in the U.S. which were mobilized under new contracts in late 2016.

•
Accrued payroll and related employee costs — The increase in accrued payroll and related employee costs during 2017 is primarily due to the timing of pay periods and the associated withholding and unemployment tax payments, partially offset by a decrease in annual incentive compensation associated with the payment of 2016 annual bonuses which were fully accrued at December 31, 2016 and were paid in the first quarter of 2017.

•
Accrued insurance claims and settlements — The decrease in insurance claims and settlements during 2017 is primarily due to a decrease in our insurance company’s reserve for workers’ compensation claims in excess of our deductibles.

•	Accrued interest — The decrease in accrued interest expense during 2017 is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15.

•
Other accrued expenses — The decrease in other accrued expenses during 2017 is primarily due to a decrease in our property tax accruals due to timing of payments, partially offset by an accrual of $0.3 million for the 2017 Colombian wealth tax obligation, which is assessed annually in the first quarter.

Debt and Other Contractual Obligations — The following table includes information about the amount and timing of our contractual obligations at March 31, 2017 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$379,695	$—	$79,695	$300,000	$—
Interest on debt	102,219	23,547	41,922	36,750	—
Purchase commitments	8,128	8,128	—	—	—
Operating leases	8,701	3,152	4,404	1,145	—
Incentive compensation	20,213	4,369	15,844	—	—
	$518,956	$39,196	$141,865	$337,895	$—

•
Debt — Debt obligations at March 31, 2017 consist of $300 million of principal amount outstanding under our Senior Notes which mature on March 15, 2022 and $79.7 million outstanding under our Revolving Credit Facility which is due at maturity on March 31, 2019. As of March 31, 2017, we had $79.7 million outstanding under our Revolving Credit Facility. However, we may make principal payments to reduce the outstanding balance under our Revolving Credit Facility prior to maturity when cash and working capital is sufficient.

•
Interest on debt — Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 6.5% interest rate that was in effect at March 31, 2017, and (2) the outstanding balance of $79.7 million at March 31, 2017 to be paid at maturity on March 31, 2019. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year until maturity on March 15, 2022.

•
Purchase commitments — Purchase commitments primarily relate to various upgrades to our drilling rig fleet and a commitment to complete the purchase of four new wireline units to be delivered in the second quarter of 2017.

•	Operating leases — Our operating leases consist of lease agreements for office space, operating facilities, equipment and personal property.

•
Incentive compensation — Incentive compensation is payable to our employees, generally contingent upon their continued employment through the date of each respective award’s payout. A portion of our long-term incentive compensation is performance-based and therefore the final amount will be determined based on our actual performance relative to a pre-determined peer group over the performance period.

Debt Compliance Requirements — The Revolving Credit Facility contains customary mandatory prepayments from the proceeds of certain asset dispositions or equity or debt issuances, which are applied to reduce outstanding revolving and swing-line loans and to cash-collateralize letter of credit exposure, and in certain cases, also reduce the commitment amount available. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained.
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

•	A minimum EBITDA requirement, for the periods indicated in, and as defined in the Revolving Credit Facility.
The Revolving Credit Facility also restricts capital expenditures, and both the Revolving Credit Facility and the Indenture governing our Senior Notes contain additional restrictive covenants that limit our ability to enter into various transactions.
Our obligations under the Revolving Credit Facility are secured by substantially all of our domestic assets and are guaranteed by certain of our domestic subsidiaries. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Notes. Our Senior Notes are not subject to any sinking fund requirements.
All of the above covenants, restrictions and guarantees are described in more detail in Note 4, Debt, and Note 10, Guarantor/Non-Guarantor Condensed Consolidating Financial Statements, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
As of March 31, 2017, we were in compliance with all covenants pertaining to our Senior Notes and Revolving Credit Facility. Our senior consolidated leverage ratio was 5.1 to 1.0 and our interest coverage ratio was 0.7 to 1.0. However, continued compliance with our covenants is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Revolving Credit Facility, and/or reduce our debt levels. If we expect our future operating results to decline to a level that indicates we may become unable to comply with the financial covenants in the Revolving Credit Facility, we may seek to amend such provisions to remain in compliance or we may pursue other capital sources, such as equity or other debt transactions. Although we believe that our bank lenders are well-secured under the terms of our Revolving Credit Facility, there is no assurance that the bank lenders will waive or amend our financial covenants under the Revolving Credit Facility.
Capital Expenditures — During the three months ended March 31, 2017, we spent $24.7 million on purchases of property and equipment and placed into service property and equipment of $27.6 million. Currently, we expect to spend approximately $50 million on capital expenditures during 2017, which we expect will be allocated approximately 40% for our Drilling Services Segment and approximately 60% for our Production Services Segment. Our total planned capital expenditures for 2017 include approximately $20 million for fleet upgrades and additions, including four new wireline units and the exchange of 20 well servicing rigs which was completed in early 2017, and other routine capital expenditures.

Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, and the level of rig build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2017 from operating cash flow in excess of our working capital requirements, proceeds from sales of certain non-strategic assets, and from borrowings under our Revolving Credit Facility, if necessary.
Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three months ended March 31, 2017 and 2016 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended March 31,
	2017	2016
Drilling Services Segment:
Revenues	$39,016	$33,184
Operating costs	27,107	17,440
Drilling Services Segment margin (1)	$11,909	$15,744

Average number of drilling rigs	24.0	31.0
Utilization rate	72%	46%
Revenue days	1,555	1,310

Average revenues per day	$25,091	$25,331
Average operating costs per day	17,432	13,313
Drilling Services Segment margin per day	$7,659	$12,018

Production Services Segment:
Revenues	$56,741	$41,768
Operating costs	45,641	34,849
Production Services Segment margin (1)	$11,100	$6,919

Combined:
Revenues	$95,757	$74,952
Operating costs	72,748	52,289
Consolidated margin	$23,009	$22,663

Net loss	$(25,124)	$(27,699)
Adjusted EBITDA (2)	$5,975	$6,421
(1)    Drilling Services Segment margin represents contract drilling revenues less contract drilling operating costs. Production Services Segment margin represents production services revenue less production services operating costs. Drilling Services Segment margin and Production Services Segment margin are non-GAAP financial measures which we consider to be important supplemental measures of operating performance. Our management uses these measures to facilitate period-to-period comparisons in operating performance of our reportable segments. We believe that Drilling Services Segment margin and Production Services Segment margin are useful to investors and analysts because they provide a means to evaluate the operating performance of the segments on an ongoing basis using criteria that are used by our internal decision makers. Additionally, the use of these measures highlights operating trends and aids in analytical comparisons. Drilling Services Segment margin and Production Services Segment margin as presented may not be comparable to other similarly titled measures reported by other companies.
(2)    Adjusted EBITDA represents income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and loss on extinguishment of debt and impairments, if any. Adjusted EBITDA is a non-GAAP measure that our management uses to facilitate period-to-period comparisons of our core operating performance and to evaluate our long-term financial performance against that of our peers. We believe that this measure is useful to investors and analysts in allowing for greater transparency of our core operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. Adjusted EBITDA may not be comparable to other similarly titled measures reported by other companies.
A reconciliation of net loss, as reported, to Adjusted EBITDA, and a reconciliation of net loss, as reported, to consolidated Drilling Services Segment margin and Production Services Segment margin are set forth in the following table.

	Three months ended March 31,
	2017	2016
	(amounts in thousands)
Reconciliation of net loss and Adjusted EBITDA to consolidated margin:
Net loss	$(25,124)	$(27,699)
Depreciation and amortization	24,992	29,824
Interest expense	6,059	6,254
Income tax expense (benefit)	48	(1,958)
Adjusted EBITDA	5,975	6,421
General and administrative	17,724	16,508
Bad debt recoveries	(363)	(55)
Gain on dispositions of property and equipment, net	(471)	(600)
Other expense	144	389
Consolidated margin	$23,009	$22,663
Consolidated margin — Both our Drilling Services and Production Services Segments experienced a moderate increase in activity during the three months ended March 31, 2017, as compared to the corresponding period in 2016, as our industry continues to recover from an industry downturn. Our consolidated margin increased for the three months ended March 31, 2017 as compared to the corresponding period in 2016, despite the decrease in Drilling Services Segment margin, which was due to the beneficial impact of earning but not working revenues during the first quarter of 2016.
Our Drilling Services Segment’s revenues increased by $5.8 million, or 18%, for the three months ended March 31, 2017 as compared to the corresponding period in 2016, while operating costs increased by $9.7 million, or 55%. The increase in our Drilling Services Segment’s revenues primarily resulted from a 19% increase in revenue days. The increase in our Drilling Services Segment’s operating costs is also primarily a result of the increase in activity, including the increase in revenue days associated with daywork activity during 2017, versus the revenue days associated with rigs that were earning but not working during the corresponding period in 2016. Revenue days associated with rigs earning but not working represented 23% of the total revenue days for the three months ended March 31, 2016, during which time the rigs incur minimal operating costs.
The following table provides the percentages of our drilling revenues by contract type for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Daywork contracts (not terminated early)	100%	77%
Daywork contracts terminated early	—%	21%
Turnkey contracts	—%	2%
Our average drilling revenues per day decreased by $240 per day, or 1%, while our average operating costs per day increased by $4,119 per day, or 31%, for the three months ended March 31, 2017, as compared to 2016. Our revenues per day decreased due to the expiration of term contracts during 2016 that were entered into prior to the downturn at higher revenue rates, many of which were terminated early. The decrease in revenues per day was mostly offset by an increased percentage of our revenues attributable to our Colombian operations, where we typically earn a higher dayrate. Our operating costs per day increased primarily due to a higher percentage of daywork revenues during 2017, as compared to 2016, versus revenues earned under contracts that were terminated early, as well as the increased contribution from our Colombian operations where our operating costs per day are typically higher. The increases in operating costs from increased activity were partially offset by the benefits realized from our reduced cost structure, especially in Colombia.
Our Production Services Segment’s revenues increased by $15.0 million, or 36%, for the three months ended March 31, 2017 as compared to the corresponding period in 2016, while operating costs increased by $10.8 million, or 31%. The increases in our Production Services Segment’s revenues and operating costs are primarily a result of the increased demand for our wireline services. The number of wireline jobs we completed increased by 53% for the three months ended March 31, 2017 as compared to the corresponding period in 2016. The increases from our wireline services more than offset slight decreases in activity and pricing for our other production services businesses. Our coiled tubing utilization decreased to 22% for the three months ended March 31, 2017 from 24% during the corresponding period in 2016. The total rig hours for our well servicing fleet decreased by 2% for the three months ended March 31, 2017 as compared to the corresponding period in 2016, while pricing for these services decreased by 4%. Consolidated margin was also impacted by additional startup costs in the first quarter of 2017 as activity increased and to prepare for the continued increases in activity expected during 2017.
Depreciation and amortization expense — Our depreciation and amortization expense decreased by $4.8 million for the three months ended March 31, 2017 as compared to the corresponding period in 2016, primarily as a result of the impairment and dispositions of drilling and well servicing rigs and other equipment, including assets we placed as held for sale, during 2016. During the three months ended March 31, 2016, we recognized $2.2 million of depreciation on drilling and well servicing rigs which were subsequently sold, retired or placed as held for sale, and $0.3 million of amortization expense for certain intangible assets that were fully amortized by the end of 2016.
Interest expense — Our interest expense decreased by $0.2 million for the three months ended March 31, 2017 as compared to the corresponding period in 2016, primarily due to reduced debt outstanding under the Revolving Credit Facility, for which the decrease was mostly offset by the increased interest rate under our Revolving Credit Facility which was amended in June 2016.
Income tax expense (benefit) — Our effective income tax rate for the three months ended March 31, 2017 was lower than the federal statutory rate in the United States primarily due to valuation allowances, the effect of foreign currency translation, state taxes, and other permanent differences. For more detail, see Note 3, Valuation Allowances on Deferred Tax Assets, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
General and administrative expense — Our general and administrative expense increased by approximately $1.2 million, or 7% for the three months ended March 31, 2017 as compared to the corresponding period in 2016, primarily due to an increase in compensation costs during 2017 relating to higher accruals for certain incentive compensation plans and additional personnel to support the recent and expected increase in activity.
Gain on dispositions of property and equipment, net — Our net gain of $0.5 million on the disposition of property and equipment during the three months ended March 31, 2017 was related to the loss of drill pipe in operation, for which we were reimbursed by the client, and sales of vehicles which were used in our Production Services Segment operations. Our net gain of $0.6 million on the disposition of property and equipment during the corresponding period in 2016 was primarily for the disposal of excess drill pipe.
Other expense — The decrease in our other expense is primarily related to a decrease in the net wealth tax for our Colombian operations, which is assessed in the first quarter of each year.
Inflation
When the demand for drilling and production services increases, we may be affected by inflation, which primarily impacts:

•	wage rates for our operations personnel which increase when the availability of personnel is scarce;

•	equipment repair and maintenance costs;

•	costs to upgrade existing equipment; and

•	costs to construct new equipment.

Inflation has not had a significant impact on our operations during the three months ended March 31, 2017 and we believe that inflation will not have a significant near-term impact on our financial position.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2017, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2016.
Revenues and Cost Recognition — Our Drilling Services Segment earns revenues by drilling oil and gas wells for our clients under daywork contracts. We recognize revenues on daywork contracts for the days completed based on the dayrate specified in each contract.
With most drilling contracts, we receive payments contractually designated for the mobilization of rigs and other equipment. Payments received, and costs incurred for the mobilization services are deferred and recognized on a straight line basis over the related contract term. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements that we receive for out-of-pocket expenses are recorded as revenues and the out-of-pocket expenses for which they relate are recorded as operating costs.
With most term drilling contracts, we are entitled to receive a full or reduced rate of revenues from our clients if they choose to place a rig on standby or to early terminate the contract before its original expiration term. Revenues derived from rigs placed on standby or from the early termination of term drilling contracts are deferred and recognized as the amounts become fixed or determinable, over the remainder of the original term or when the rig is sold.
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
All of our revenues are recognized net of applicable sales taxes.
Long-lived assets — We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of the assets grouped at the lowest level that cash flows can be identified. For our Production Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for the individual reporting units (well servicing, wireline and coiled tubing). For our Drilling Services Segment, we perform an impairment evaluation and estimate future undiscounted cash flows for individual domestic drilling rig assets and for our Colombian drilling rig assets as a group. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group. The amount of an impairment charge is measured as the difference between the carrying amount and the fair value of the assets. The assumptions used in the impairment evaluation are inherently uncertain and require management judgment.
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

Accounting estimates — Material estimates that are particularly susceptible to significant changes in the near term relate to our estimate of the allowance for doubtful accounts, our determination of depreciation and amortization expenses, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance, our estimate of compensation related accruals and our estimate of sales tax audit liability.

•
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $1.3 million and $1.7 million at March 31, 2017 and December 31, 2016, respectively.

•
Our determination of the useful lives of our depreciable assets directly affects our determination of depreciation expense and deferred taxes. A decrease in the useful life of our property and equipment would increase depreciation expense and reduce deferred taxes. We provide for depreciation of our drilling, production, transportation and other equipment on a straight-line method over useful lives that we have estimated and that range from 1 to 25 years. We record the same depreciation expense whether a drilling rig, well servicing rig, wireline unit or coiled tubing unit is idle or working. Our estimates of the useful lives of our drilling, production, transportation and other equipment are based on our almost 50 years of experience in the oilfield services industry with similar equipment.

•
We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). Despite the recent modest recovery in commodity prices, we continue to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment, and concluded there are no triggers present that require impairment testing as of March 31, 2017. The assumptions used in the impairment evaluation are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analyses are reasonable and appropriate, different assumptions and estimates could materially impact the analyses and resulting conclusions. If the demand for our services remains at current levels or declines further and any of our assets become or remain idle for an extended amount of time, then our estimated cash flows may further decrease, and the probability of a near term sale may increase. If any of the foregoing were to occur, we may incur additional impairment charges.

•
As of March 31, 2017, we had $144.4 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2017, we determined that a valuation allowance should be recorded against a significant portion of the benefit generated in 2017. The valuation allowance is the primary factor causing our effective tax rate to be significantly lower than the statutory rate of 35%. We also have a valuation allowance that fully offsets our foreign deferred tax assets at March 31, 2017. For more information, see Note 3, Valuation Allowances on Deferred Tax Assets, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Our accrued insurance premiums and deductibles as of March 31, 2017 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.7 million and our workers’ compensation, general liability and auto liability insurance of approximately $4.4 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the costs of administrative services associated with claims processing.

•
Our compensation expense includes estimates for certain of our long-term incentive compensation plans which have performance-based award components dependent upon our performance over a set performance period, as compared to the performance of a pre-defined peer group. The accruals for these awards include estimates which affect our compensation expense, employee related accruals and equity. The accruals are adjusted based on actual achievement levels at the end of the pre-determined performance periods. For more information, see Note 7, Stock-Based Compensation Plans, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
We are currently undergoing sales and use tax audits for multi-year periods and we are working to resolve all relevant issues. As of March 31, 2017 and December 31, 2016, our accrued liability was $0.8 million and $0.6 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. For more information, see Note 9, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards
For a detail of recently issued accounting standards, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk — We are subject to interest rate market risk on our variable rate debt. As of March 31, 2017, we had $79.7 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.2 million during the three months ended March 31, 2017. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2017.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in foreign currency gains of $0.1 million for the three months ended March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not make any unregistered sales of equity securities during the quarter ended March 31, 2017. The following table provides information relating to our repurchase of common shares during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	58,949	$6.09	—	—
February 1 - February 28	653	$6.35	—	—
March 1 - March 31	—	$—	—	—
Total	59,602	$6.09	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2017, to satisfy the employees’ tax withholding obligations in connection with the vesting of stock-based compensation awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
Dated: May 2, 2017

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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*    Incorporated by reference to the filing indicated.
**    Filed herewith.
#    Furnished herewith.