Form 10-Q
period 2017-06-30
PIONEER ENERGY SERVICES CORP
filed 2017-08-01
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 17, 2017, there were 77,719,021 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,894	$10,194
Receivables:
Trade, net of allowance for doubtful accounts	63,170	38,764
Unbilled receivables	12,030	7,417
Insurance recoveries	13,131	17,003
Other receivables	2,518	8,939
Inventory	11,811	9,660
Assets held for sale	11,104	15,093
Prepaid expenses and other current assets	7,289	6,926
Total current assets	127,947	113,996
Property and equipment, at cost	1,093,635	1,058,261
Less accumulated depreciation	514,605	474,181
Net property and equipment	579,030	584,080
Other long-term assets	1,564	2,026
Total assets	$708,541	$700,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,379	$19,208
Deferred revenues	1,009	1,449
Accrued expenses:
Payroll and related employee costs	15,750	14,813
Insurance premiums and deductibles	6,451	6,446
Insurance claims and settlements	12,724	13,667
Interest	5,496	5,395
Other	5,334	5,024
Total current liabilities	75,143	66,002
Long-term debt, less debt issuance costs	383,098	339,473
Deferred income taxes	8,949	8,180
Other long-term liabilities	3,486	5,049
Total liabilities	470,676	418,704
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 200,000,000 shares authorized at June 30, 2017; 77,719,021 and 77,146,906 shares outstanding at June 30, 2017 and December 31, 2016, respectively	7,835	7,766
Additional paid-in capital	544,142	541,823
Treasury stock, at cost; 630,688 and 515,546 shares at June 30, 2017 and December 31, 2016, respectively	(4,416)	(3,883)
Accumulated deficit	(309,696)	(264,308)
Total shareholders’ equity	237,865	281,398
Total liabilities and shareholders’ equity	$708,541	$700,102

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues:
Production services	$68,351	$34,331	$125,092	$76,099
Drilling services	38,779	27,959	77,795	61,143
Total revenues	107,130	62,290	202,887	137,242

Costs and expenses:
Production services	52,733	28,742	98,374	63,591
Drilling services	26,348	14,773	53,455	32,213
Depreciation and amortization	24,740	28,922	49,732	58,746
General and administrative	16,090	15,258	33,814	31,766
Bad debt expense (recovery)	(226)	112	(589)	57
Impairment charges	795	—	795	—
Loss (gain) on dispositions of property and equipment, net	(621)	508	(1,092)	(92)
Total costs and expenses	119,859	88,315	234,489	186,281
Loss from operations	(12,729)	(26,025)	(31,602)	(49,039)

Other expense:
Interest expense, net of interest capitalized	(6,418)	(6,375)	(12,477)	(12,629)
Loss on extinguishment of debt	—	(299)	—	(299)
Other income (expense)	73	718	(71)	329
Total other expense	(6,345)	(5,956)	(12,548)	(12,599)

Loss before income taxes	(19,074)	(31,981)	(44,150)	(61,638)
Income tax (expense) benefit	(1,135)	1,990	(1,183)	3,948
Net loss	$(20,209)	$(29,991)	$(45,333)	$(57,690)

Loss per common share—Basic	$(0.26)	$(0.46)	$(0.59)	$(0.89)

Loss per common share—Diluted	$(0.26)	$(0.46)	$(0.59)	$(0.89)

Weighted average number of shares outstanding—Basic	77,377	64,781	77,225	64,679

Weighted average number of shares outstanding—Diluted	77,377	64,781	77,225	64,679

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(45,333)	$(57,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,732	58,746
Allowance for doubtful accounts, net of recoveries	(589)	57
Gain on dispositions of property and equipment, net	(1,092)	(92)
Stock-based compensation expense	2,335	2,065
Amortization of debt issuance costs	930	844
Loss on extinguishment of debt	—	299
Impairment charges	795	—
Deferred income taxes	768	(4,348)
Change in other long-term assets	299	102
Change in other long-term liabilities	(1,563)	(1,063)
Changes in current assets and liabilities:
Receivables	(27,687)	24,159
Inventory	(2,151)	454
Prepaid expenses and other current assets	(403)	1,525
Accounts payable	7,441	(5,100)
Deferred revenues	(244)	(2,786)
Accrued expenses	465	(3,576)
Net cash provided by (used in) operating activities	(16,297)	13,596

Cash flows from investing activities:
Purchases of property and equipment	(40,032)	(13,240)
Proceeds from sale of property and equipment	7,748	812
Proceeds from insurance recoveries	3,119	—
Net cash used in investing activities	(29,165)	(12,428)

Cash flows from financing activities:
Debt repayments	(12,305)	—
Proceeds from issuance of debt	55,000	—
Debt issuance costs	—	(809)
Proceeds from exercise of options	—	183
Purchase of treasury stock	(533)	(124)
Net cash provided by (used in) financing activities	42,162	(750)

Net increase (decrease) in cash and cash equivalents	(3,300)	418
Beginning cash and cash equivalents	10,194	14,160
Ending cash and cash equivalents	$6,894	$14,578

Supplementary disclosure:
Interest paid	$11,971	$12,053
Income tax paid	$630	$519
Noncash investing and financing activity:
Change in capital expenditure accruals	$1,952	$722

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
Our Drilling Services Segment provides contract land drilling services through our four domestic divisions which are located in the Marcellus/Utica, Eagle Ford, Permian Basin and Bakken regions, and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. Our drilling rig fleet is 100% pad-capable and consists of the following:

	Multi-well, Pad-capable
	AC rigs	SCR rigs	Total
U.S. rigs	16	—	16
Colombia rigs	—	8	8
			24
Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. As of June 30, 2017, our production services fleets are as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	113	12	125
	Onshore	Offshore	Total
Wireline units	109	6	115
Coiled tubing units	10	4	14
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
Amortization of deferred revenues and costs during the three and six months ended June 30, 2017 and 2016 (amounts in thousands) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Deferred revenues	$521	$278	$1,297	$580
Deferred costs	1,219	508	2,686	1,152

Our current and long-term deferred revenues and costs as of June 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Current:
Deferred revenues	$1,009	$1,449
Deferred costs	2,099	2,290
Long-term:
Deferred revenues	$26	$202
Deferred costs	208	212
As of August 1, 2017, all 16 of our domestic drilling rigs are earning revenues, 13 of which are under term contracts. Of the eight rigs in Colombia, two are earning revenues under term contracts, and one additional rig is under term contract, but has been put on standby by one of our clients and is not currently earning revenues. The term contracts in Colombia are cancelable by our clients without penalty. We are actively marketing our idle drilling rigs in Colombia to various operators and we are evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
Unbilled Accounts Receivable
The asset “unbilled receivables” represents revenues we have recognized in excess of amounts billed on drilling contracts and production services completed but not yet invoiced. We typically invoice our clients at 15-day intervals during the performance of daywork drilling contracts and upon completion of the daywork contract. Our unbilled receivables as of June 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Daywork drilling contracts in progress	$11,569	$7,042
Production services	461	375
	$12,030	$7,417
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
Related-Party Transactions
During the six months ended June 30, 2017 and 2016, the Company paid approximately $68,000 and $84,000, respectively, for trucking and equipment rental services, which represented arms-length transactions, to Gulf Coast Lease Service. Joe Freeman, our Senior Vice President of Well Servicing, serves as the President of Gulf Coast Lease Service, which is owned and operated by Mr. Freeman’s two sons. Mr. Freeman does not receive compensation from Gulf Coast Lease Service, and he serves primarily in an advisory role to his sons.
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

We have performed a scoping and preliminary assessment of the impact of this new standard. We continue to evaluate the impact of this guidance, but currently expect the adoption of this new standard to primarily affect the timing for the recognition of certain types of revenues derived from drilling contracts, and to require expanded disclosure. We are required to apply this new standard beginning January 1, 2018. Two methods of transition are permitted under this standard: the full retrospective method, in which the standard would be applied retrospectively to each prior reporting period presented, subject to certain allowable exceptions; or the modified retrospective method, in which the standard would be applied to all contracts existing as of the date of initial application, with the cumulative effect of applying the standard recognized in retained earnings. We anticipate adopting this standard using the modified retrospective method.

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

We have performed a scoping and preliminary assessment of the impact of this new standard. As a lessor, we expect the adoption of this new standard will apply to our drilling contracts and as a result, we expect to have a lease component and a service component of our revenues derived from drilling contracts. We have not yet determined the impact this standard may have on our production services businesses. As a lessee, this standard will impact us in situations where we lease real estate and office equipment, for which we will recognize a right-of-use asset and a corresponding lease liability on our consolidated balance sheet.
We continue to evaluate the impact of this guidance and have not yet determined its impact on our financial position and results of operations. Although, the future minimum lease payments disclosed in the Liquidity and Capital Resources section included in Part I, Item 2, of this Quarterly Report on Form 10-Q provides some insight to the estimated impact of adoption for us as a lessee.

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

We adopted this ASU as of January 1, 2017 and we recognized a $3.1 million deferred tax asset for previously unrecognized tax benefits, which was then fully reserved by a valuation allowance (see Note 3, Valuation Allowances on Deferred Tax Assets). Additionally, we elected to prospectively account for forfeitures as they occur, rather than estimating future forfeitures. The total cumulative-effect impact of adoption, net of valuation allowances, was approximately $55,000 relating to our change in accounting for forfeitures, and was recognized as a reduction to retained earnings. The adoption of this ASU also results in the presentation of any excess tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows, which we apply retrospectively for any comparative periods affected.
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
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2017, through the filing of this Form 10-Q, for inclusion as necessary.
2.    Property and Equipment
Capital Expenditures—Our capital expenditures were $42.0 million and $14.0 million, during the six months ended June 30, 2017 and 2016, respectively, which includes $0.3 million and $0.2 million, respectively, of capitalized interest costs incurred. Capital expenditures during 2017 primarily related to the acquisition of 20 well servicing rigs, expansion of our wireline fleet, upgrades to drilling rigs and other new drilling equipment. Capital expenditures during 2016 consisted primarily of routine expenditures to maintain our drilling and production services fleets.
At June 30, 2017, capital expenditures incurred for property and equipment not yet placed in service was $26.3 million, primarily related to 13 well servicing rigs, installments on the purchase of five wireline units, and upgrades to drilling rigs not yet completed. At December 31, 2016, property and equipment not yet placed in service was $9.0 million, primarily related to new drilling equipment that was ordered in 2014 and required a long lead-time for delivery, which will either be used to construct new drilling rigs or as spare equipment for our AC rig fleet, as well as deposits for the 20 well servicing rigs and four new wireline units that were on order for delivery in 2017.
During the six months ended June 30, 2017, we recognized a net gain of $1.1 million on the disposition of property and equipment which was primarily related to the loss of drill pipe in operation, for which we were reimbursed by the client, gains on sales of vehicles which were used in our Production Services Segment operations, and a gain on the disposal of two cranes that were damaged, for which we expect to receive insurance proceeds of $0.4 million.
Assets Held for Sale—As of June 30, 2017, our condensed consolidated balance sheet reflects assets held for sale of $11.1 million, which primarily represents the fair value of three domestic mechanical drilling rigs, three domestic SCR drilling rigs, certain drilling equipment, 13 wireline units, and three coiled tubing units. During the three months ended June 30, 2017, we recognized impairment charges of $0.8 million to adjust the carrying values of certain of these assets to their estimated fair values, based on expected sales prices. Two of the mechanical drilling rigs and five of the wireline units were subsequently sold in July 2017, and we did not recognize any additional gain or loss upon the sale of these assets.
Impairments—We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). Beginning in late 2014, oil prices declined significantly resulting in a downturn in our industry that persisted through 2016, affecting both drilling and production services. Despite the recent modest recovery in commodity prices that began in late 2016, we continue to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment.
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
Due to continued performance at levels lower than anticipated and a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment evaluation of our coiled tubing business as of June 30, 2017 and concluded that no impairment is present.
If the demand for our services remains at current levels or declines further and any of our assets become or remain idle for an extended amount of time, then our estimated cash flows may further decrease, and therefore the probability of a near term sale may increase. If any of the foregoing were to occur, we may incur additional impairment charges. The assumptions used in the impairment evaluation are inherently uncertain and require management judgment.

3.	Valuation Allowances on Deferred Tax Assets
As of June 30, 2017, we had $153.3 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
In performing this analysis as of June 30, 2017 in accordance with ASC Topic 740, Income Taxes, we assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of negative evidence evaluated is the cumulative loss incurred during previous years. Such negative evidence limits the ability to consider other positive evidence that is subjective, such as projections for taxable income in future years. As a result, we may recognize a benefit only to the extent that reversals of deferred income tax liabilities are expected to generate taxable income in each relevant jurisdiction in future periods which would offset our deferred tax assets.
Our domestic net operating losses have a 20 year carryforward period and can be used to offset future domestic taxable income until their expiration, beginning in 2030, with the latest expiration in 2037. The majority of our foreign net operating losses have an indefinite carryforward period. However, we have a valuation allowance that fully offsets our foreign deferred tax assets and mostly offsets our domestic deferred tax assets as of June 30, 2017.
During the three and six months ended June 30, 2017, the impact of valuation allowance adjustments on deferred tax assets was $3.5 million and $13.2 million, respectively. During the three and six months ended June 30, 2016, the impact of valuation allowance adjustments on deferred tax assets was $10.5 million and $19.8 million, respectively. The valuation allowance is the primary factor causing our effective tax rate to be significantly lower than the statutory rate of 35%. The amount of the deferred tax asset considered realizable, however, would increase if cumulative losses are no longer present and additional weight is given to subjective evidence in the form of projected future taxable income.

4.     Debt
Our debt consists of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Senior secured revolving credit facility	$88,695	$46,000
Senior notes	300,000	300,000
	388,695	346,000
Less unamortized debt issuance costs	(5,597)	(6,527)
	$383,098	$339,473
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
As of June 30, 2017, we had $88.7 million outstanding under our Revolving Credit Facility and $11.8 million in committed letters of credit, which resulted in borrowing availability of $49.5 million under our Revolving Credit Facility. There are no limitations on our ability to access the borrowing capacity provided there is no default, all representations and warranties are true and correct, and compliance with financial covenants under the Revolving Credit Facility is maintained. At June 30, 2017, we were in compliance with our financial covenants under the Revolving Credit Facility.

The financial covenants contained in our Revolving Credit Facility include the following:

•
For the four-fiscal quarter period ended June 30, 2017, EBITDA as defined in the Revolving Credit Facility was required to not be less than $12 million. There is no minimum requirement beyond June 30, 2017.

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
The FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. At June 30, 2017 and December 31, 2016, our financial instruments consist primarily of cash, trade and other receivables, trade payables, phantom stock unit awards and long-term debt.
The carrying value of cash, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. At June 30, 2017 and December 31, 2016, the aggregate estimated fair value of our phantom stock unit awards was $3.4 million and $7.0 million, respectively, for which the vested portion recognized as a liability in our condensed consolidated balance sheets was $1.5 million and $2.0 million, respectively. The phantom stock unit awards, and the measurement of fair value for these awards, are described in more detail in Note 7, Stock-Based Compensation Plans.
The fair value of our long-term debt is estimated using a discounted cash flow analysis, based on rates that we believe we would currently pay for similar types of debt instruments. This discounted cash flow analysis is based on inputs defined by ASC Topic 820 as Level 2 inputs, which are observable inputs for similar types of debt instruments. The following table presents the supplemental fair value information about long-term debt at June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, net of debt issuance costs	$383,098	$344,055	$339,473	$326,249

6.	Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator (both basic and diluted):
Net loss	$(20,209)	$(29,991)	$(45,333)	$(57,690)
Denominator:
Weighted-average shares (denominator for basic earnings (loss) per share)	77,377	64,781	77,225	64,679
Diluted effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—	—	—
Denominator for diluted earnings (loss) per share	77,377	64,781	77,225	64,679
Loss per common share—Basic	$(0.26)	$(0.46)	$(0.59)	$(0.89)
Loss per common share—Diluted	$(0.26)	$(0.46)	$(0.59)	$(0.89)
Potentially dilutive securities excluded as anti-dilutive	5,185	5,095	4,750	5,152

7.	Stock-Based Compensation Plans
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
The following table summarizes the stock-based compensation expense recognized, by award type, and the compensation expense (benefit) recognized for phantom stock unit awards during the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock option awards	$246	$188	$477	$381
Restricted stock awards	117	103	229	190
Restricted stock unit awards	645	597	1,629	1,494
	$1,008	$888	$2,335	$2,065
Phantom stock unit awards	$(581)	$608	$(481)	$726
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
We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the options granted during the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
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
Restricted Stock and Restricted Stock Units
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

The following table summarizes the number and weighted-average grant-date fair value of the restricted stock and restricted stock unit awards granted during the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Restricted Stock:
Restricted stock awards granted	167,272	166,664	167,272	166,664
Weighted-average grant-date fair value	$2.75	$2.76	$2.75	$2.76
Time-based RSUs:
Time-based RSUs granted	30,000	28,500	96,728	260,334
Weighted-average grant-date fair value	$4.00	$2.88	$5.61	$1.48
Performance-based RSUs:
Performance-based RSUs granted	—	—	563,469	—
Weighted-average grant-date fair value	$—	$—	$7.75	$—
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
Approximately half of the performance-based RSUs outstanding are subject to a market condition based on relative total shareholder return, as compared to that of our predetermined peer group, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. Compensation expense for equity awards with a market condition is reduced only for actual forfeitures; no adjustment to expense is otherwise made, regardless of the number of shares issued. The remaining performance-based RSUs are subject to performance conditions, based on our EBITDA and EBITDA return on capital employed, relative to our predetermined peer group, and therefore the fair value is based on the closing price of our common stock on the date of grant, applied to the estimated number of shares that will be awarded. Compensation expense ultimately recognized for awards with performance conditions will be equal to the fair value of the restricted stock unit award based on the actual outcome of the service and performance conditions.
In April 2017, we determined that 121% of the target number of shares granted during 2014 were actually earned based on the Company’s achievement of the performance measures as described above. As of June 30, 2017, we estimate that the weighted average achievement level for our outstanding performance-based RSUs granted in 2015 and 2017 will be approximately 98% of the predetermined performance conditions.
Phantom Stock Unit Awards
In 2016, we granted 1,268,068 phantom stock unit awards with a weighted-average grant-date fair value of $1.35 per share. These awards cliff-vest after 39 months from the date of grant, with vesting based on time of service, performance and market conditions. The number of units ultimately awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the three-year performance period, and each unit awarded will entitle the employee to a cash payment equal to the stock price of our common stock on the date of vesting, subject to a maximum of $8.08 (which is four times the stock price on the date of grant).
The fair value of these awards is measured using inputs that are defined as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures. Approximately half of the phantom stock unit awards granted are subject to a market condition based on relative total shareholder return, as compared to that of our predetermined peer group, and therefore the fair value of these awards is measured using a Monte Carlo simulation model. The remaining phantom stock unit awards are subject to performance conditions, based on our EBITDA and EBITDA return on capital employed, relative to our predetermined peer group, and the fair value of these awards is measured using a Black-Scholes pricing model. As of June 30, 2017, our achievement level for the awards granted during 2016 is estimated to be approximately 130%. The final payout percentage will be based on our performance versus the performance of our peer group, over the three year period ending December 31, 2018.
These awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation cost in our statement of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation cost. This volatility increases as the phantom stock awards approach the vesting date. We estimate that a hypothetical increase of $1 in the market price of our common stock as of June 30, 2017, if all other inputs were unchanged, would result in an increase in cumulative compensation cost of $0.7 million, which represents the hypothetical increase in fair value of the liability which would be recognized as compensation cost in our statement of operations.

8.	Segment Information
We have two operating segments referred to as the Production Services Segment and the Drilling Services Segment which is the basis management uses for making operating decisions and assessing performance.
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
The following table sets forth certain financial information for our two operating segments and corporate as of and for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2017	2016	2017	2016
Production Services Segment:
Revenues	$68,351	$34,331	$125,092	$76,099
Operating costs	52,733	28,742	98,374	63,591
Segment margin	$15,618	$5,589	$26,718	$12,508
Identifiable assets	$249,823	$256,284	$249,823	$256,284
Depreciation and amortization	11,541	13,188	23,132	27,002
Capital expenditures	6,490	2,953	24,118	6,242

Drilling Services Segment:
Revenues	$38,779	$27,959	$77,795	$61,143
Operating costs	26,348	14,773	53,455	32,213
Segment margin	$12,431	$13,186	$24,340	$28,930
Identifiable assets	$445,788	$478,799	$445,788	$478,799
Depreciation and amortization	12,891	15,408	25,992	31,086
Capital expenditures	7,657	5,437	17,495	7,545

Corporate:
Identifiable assets	$12,930	$15,441	$12,930	$15,441
Depreciation and amortization	308	326	608	658
Capital expenditures	230	79	371	175
Total:
Revenues	$107,130	$62,290	$202,887	$137,242
Operating costs	79,081	43,515	151,829	95,804
Consolidated margin	$28,049	$18,775	$51,058	$41,438
Identifiable assets	$708,541	$750,524	$708,541	$750,524
Depreciation and amortization	24,740	28,922	49,732	58,746
Capital expenditures	14,377	8,469	41,984	13,962
The following table reconciles the consolidated margin of our two operating segments and corporate reported above to income (loss) from operations as reported on the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Consolidated margin	$28,049	$18,775	$51,058	$41,438
Depreciation and amortization	(24,740)	(28,922)	(49,732)	(58,746)
General and administrative	(16,090)	(15,258)	(33,814)	(31,766)
Bad debt (expense) recovery	226	(112)	589	(57)
Impairment charges	(795)	—	(795)	—
Gain (loss) on dispositions of property and equipment, net	621	(508)	1,092	92
Loss from operations	$(12,729)	$(26,025)	$(31,602)	$(49,039)

The following table sets forth certain financial information for our international operations in Colombia as of and for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2017	2016	2017	2016
Revenues	$8,305	$261	$18,976	$1,357
Identifiable assets (1)	33,468	42,347	33,468	42,347

(1)
Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

9.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $35.0 million relating to our performance under these bonds as of June 30, 2017.
We are currently undergoing sales and use tax audits for multi-year periods and we are working to resolve all relevant issues. As of June 30, 2017 and December 31, 2016, our accrued liability was $1.0 million and $0.6 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of June 30, 2017, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,511	$(2,665)	$1,048	$—	$6,894
Receivables, net of allowance	4	76,010	14,871	(36)	90,849
Intercompany receivable (payable)	(24,836)	45,138	(20,302)	—	—
Inventory	—	6,348	5,463	—	11,811
Assets held for sale	—	11,052	52	—	11,104
Prepaid expenses and other current assets	1,691	4,074	1,524	—	7,289
Total current assets	(14,630)	139,957	2,656	(36)	127,947
Net property and equipment	2,262	552,260	24,508	—	579,030
Investment in subsidiaries	585,947	22,653	—	(608,600)	—
Deferred income taxes	58,460	—	—	(58,460)	—
Other long-term assets	459	917	188	—	1,564
Total assets	$632,498	$715,787	$27,352	$(667,096)	$708,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$926	$25,721	$1,732	$—	$28,379
Deferred revenues	—	628	381	—	1,009
Accrued expenses	9,040	34,198	2,553	(36)	45,755
Total current liabilities	9,966	60,547	4,666	(36)	75,143
Long-term debt, less debt issuance costs	383,098	—	—	—	383,098
Deferred income taxes	—	67,409	—	(58,460)	8,949
Other long-term liabilities	1,569	1,884	33	—	3,486
Total liabilities	394,633	129,840	4,699	(58,496)	470,676
Total shareholders’ equity	237,865	585,947	22,653	(608,600)	237,865
Total liabilities and shareholders’ equity	$632,498	$715,787	$27,352	$(667,096)	$708,541

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,898	$(764)	$1,060	$—	$10,194
Receivables, net of allowance	480	64,946	7,210	(513)	72,123
Intercompany receivable (payable)	(24,836)	35,427	(10,591)	—	—
Inventory	—	5,659	4,001	—	9,660
Assets held for sale	—	15,035	58	—	15,093
Prepaid expenses and other current assets	1,280	4,014	1,632	—	6,926
Total current assets	(13,178)	124,317	3,370	(513)	113,996
Net property and equipment	2,501	556,062	25,517	—	584,080
Investment in subsidiaries	577,965	24,270	—	(602,235)	—
Deferred income taxes	65,041	—	—	(65,041)	—
Other long-term assets	583	1,029	414	—	2,026
Total assets	$632,912	$705,678	$29,301	$(667,789)	$700,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$546	$16,317	$2,345	$—	$19,208
Deferred revenues	—	680	769	—	1,449
Accrued expenses	9,316	34,765	1,777	(513)	45,345
Total current liabilities	9,862	51,762	4,891	(513)	66,002
Long-term debt, less debt issuance costs	339,473	—	—	—	339,473
Deferred income taxes	—	73,249	(28)	(65,041)	8,180
Other long-term liabilities	2,179	2,702	168	—	5,049
Total liabilities	351,514	127,713	5,031	(65,554)	418,704
Total shareholders’ equity	281,398	577,965	24,270	(602,235)	281,398
Total liabilities and shareholders’ equity	$632,912	$705,678	$29,301	$(667,789)	$700,102

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Three months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$98,824	$8,306	$—	$107,130
Costs and expenses:
Operating costs	—	73,114	5,967	—	79,081
Depreciation and amortization	307	23,076	1,357	—	24,740
General and administrative	4,941	10,811	476	(138)	16,090
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt recovery	—	(226)	—	—	(226)
Impairment charges	—	795	—	—	795
Loss (gain) on dispositions of property and equipment, net	2	(511)	(112)	—	(621)
Total costs and expenses	5,250	105,844	8,903	(138)	119,859
Income (loss) from operations	(5,250)	(7,020)	(597)	138	(12,729)
Other income (expense):
Equity in earnings of subsidiaries	(6,283)	(883)	—	7,166	—
Interest expense	(6,480)	62	—	—	(6,418)
Other	12	245	(46)	(138)	73
Total other income (expense)	(12,751)	(576)	(46)	7,028	(6,345)
Income (loss) before income taxes	(18,001)	(7,596)	(643)	7,166	(19,074)
Income tax (expense) benefit [1]	(2,208)	1,313	(240)	—	(1,135)
Net income (loss)	$(20,209)	$(6,283)	$(883)	$7,166	$(20,209)

	Three months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$62,029	$261	$—	$62,290
Costs and expenses:
Operating costs	—	42,395	1,120	—	43,515
Depreciation and amortization	325	26,867	1,730	—	28,922
General and administrative	5,393	9,496	507	(138)	15,258
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense	—	112	—	—	112
Loss (gain) on dispositions of property and equipment, net	—	514	(6)	—	508
Total costs and expenses	5,718	78,169	4,566	(138)	88,315
Income (loss) from operations	(5,718)	(16,140)	(4,305)	138	(26,025)
Other income (expense):
Equity in earnings of subsidiaries	(18,210)	(4,344)	—	22,554	—
Interest expense	(6,325)	(52)	2	—	(6,375)
Loss on extinguishment of debt	(299)	—	—	—	(299)
Other	5	685	166	(138)	718
Total other income (expense)	(24,829)	(3,711)	168	22,416	(5,956)
Income (loss) before income taxes	(30,547)	(19,851)	(4,137)	22,554	(31,981)
Income tax (expense) benefit [1]	556	1,641	(207)	—	1,990
Net income (loss)	$(29,991)	$(18,210)	$(4,344)	$22,554	$(29,991)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	Six months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$183,910	$18,977	$—	$202,887
Costs and expenses:
Operating costs	—	138,269	13,560	—	151,829
Depreciation and amortization	608	46,145	2,979	—	49,732
General and administrative	10,770	22,394	926	(276)	33,814
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt recovery	—	(589)	—	—	(589)
Impairment charges	—	795	—	—	795
Loss (gain) on dispositions of property and equipment, net	2	(967)	(127)	—	(1,092)
Total costs and expenses	11,380	203,617	19,768	(276)	234,489
Income (loss) from operations	(11,380)	(19,707)	(791)	276	(31,602)
Other income (expense):
Equity in earnings of subsidiaries	(14,868)	(1,531)	—	16,399	—
Interest expense	(12,496)	19	—	—	(12,477)
Other	28	458	(281)	(276)	(71)
Total other income (expense)	(27,336)	(1,054)	(281)	16,123	(12,548)
Income (loss) before income taxes	(38,716)	(20,761)	(1,072)	16,399	(44,150)
Income tax (expense) benefit [1]	(6,617)	5,893	(459)	—	(1,183)
Net income (loss)	$(45,333)	$(14,868)	$(1,531)	$16,399	$(45,333)

	Six months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$135,885	$1,357	$—	$137,242
Costs and expenses:
Operating costs	—	92,705	3,099	—	95,804
Depreciation and amortization	657	54,598	3,491	—	58,746
General and administrative	11,278	20,044	720	(276)	31,766
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt expense	—	57	—	—	57
Gain on dispositions of property and equipment, net	—	(41)	(51)	—	(92)
Total costs and expenses	11,935	164,933	9,689	(276)	186,281
Income (loss) from operations	(11,935)	(29,048)	(8,332)	276	(49,039)
Other income (expense):
Equity in earnings of subsidiaries	(34,627)	(9,190)	—	43,817	—
Interest expense	(12,559)	(74)	4	—	(12,629)
Loss on extinguishment of debt	(299)	—	—	—	(299)
Other	(2)	1,005	(398)	(276)	329
Total other income (expense)	(47,487)	(8,259)	(394)	43,541	(12,599)
Income (loss) before income taxes	(59,422)	(37,307)	(8,726)	43,817	(61,638)
Income tax (expense) benefit [1]	1,732	2,680	(464)	—	3,948
Net income (loss)	$(57,690)	$(34,627)	$(9,190)	$43,817	$(57,690)

[1] The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(21,031)	$2,799	$1,935	$—	$(16,297)

Cash flows from investing activities:
Purchases of property and equipment	(317)	(37,904)	(2,081)	270	(40,032)
Proceeds from sale of property and equipment	—	7,869	149	(270)	7,748
Proceeds from insurance recoveries	—	3,119	—	—	3,119
	(317)	(26,916)	(1,932)	—	(29,165)

Cash flows from financing activities:
Debt repayments	(12,305)	—	—	—	(12,305)
Proceeds from issuance of debt	55,000	—	—	—	55,000
Purchase of treasury stock	(533)	—	—	—	(533)
Intercompany contributions/distributions	(22,201)	22,216	(15)	—	—
	19,961	22,216	(15)	—	42,162

Net increase (decrease) in cash and cash equivalents	(1,387)	(1,901)	(12)	—	(3,300)
Beginning cash and cash equivalents	9,898	(764)	1,060	—	10,194
Ending cash and cash equivalents	$8,511	$(2,665)	$1,048	$—	$6,894

	Six months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(22,636)	$33,298	$2,934	$—	$13,596

Cash flows from investing activities:
Purchases of property and equipment	(148)	(12,819)	(273)	—	(13,240)
Proceeds from sale of property and equipment	—	761	51	—	812
	(148)	(12,058)	(222)	—	(12,428)

Cash flows from financing activities:
Debt issuance costs	(809)	—	—	—	(809)
Proceeds from exercise of options	183	—	—	—	183
Purchase of treasury stock	(124)	—	—	—	(124)
Intercompany contributions/distributions	16,841	(16,740)	(101)	—	—
	16,091	(16,740)	(101)	—	(750)

Net increase (decrease) in cash and cash equivalents	(6,693)	4,500	2,611	—	418
Beginning cash and cash equivalents	17,221	(5,612)	2,551	—	14,160
Ending cash and cash equivalents	$10,528	$(1,112)	$5,162	$—	$14,578

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

As of June 30, 2017, our drilling rig fleet is 100% pad-capable. We offer the latest advancements in pad drilling with our fleet of 16 AC rigs in the US and eight SCR rigs in Colombia, all of which have 1,500 horsepower or greater drawworks. The removal of older, less capable rigs from our fleet and the recent investments in the construction of new drilling rigs has transformed our fleet into a highly capable, pad optimal fleet focused on the horizontal drilling market. We believe this positions us to compete well, grow our presence in the significant shale basins in the US, and improve profitability as the recovery of our industry continues.

In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. The drilling rigs in our fleet are currently deployed through our division offices in the following regions:

Rig Count
Marcellus/Utica	6
Eagle Ford	1
Permian Basin	7
Bakken	2
Colombia	8
24

•
Production Services Segment— Our Production Services Segment provides a range of services to a diverse group of exploration and production companies, with our operations concentrated in the major United States onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast, both onshore and offshore. The primary production services we offer are the following:

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of June 30, 2017, we have a fleet of 113 rigs with 550 horsepower and 12 rigs with 600 horsepower with operations in 11 locations, mostly in the Gulf Coast states, as well as in Arkansas, North Dakota, and Colorado.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing, and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of June 30, 2017, we have a fleet of 115 wireline units in 17 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is another important element of the well servicing industry that allows operators to continue production during service operations on a well under pressure without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of June 30, 2017, our coiled tubing business consists of 10 onshore and four offshore coiled tubing units which are deployed through three locations in Texas and Louisiana.

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
Drilling and production services have historically trended similarly in response to fluctuations in commodity prices. However, because exploration and production companies often adjust their budgets for exploration and development drilling first in response to a shift in commodity prices, the demand for drilling services is generally impacted first and to a greater extent than the demand for production services which is more dependent on ongoing expenditures that are necessary to maintain production. Additionally, within the range of production services businesses, those that derive more revenue from production related activity, as opposed to completion of new wells, tend to be less affected by fluctuations in commodity prices and temporary reductions in industry activity.
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
Market Conditions — Our industry has experienced a severe down cycle since late 2014 which persisted through 2016 with oil prices dipping below $30 in early 2016. A modest recovery in commodity prices began in the latter half of 2016, with oil prices that peaked at almost $55 per barrel in February 2017, but which have dropped back down to an average of $45 per barrel in mid-June through mid-July.
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

The trends in commodity pricing and domestic rig counts over the last 12 months are illustrated below:
With the increases in commodity prices that began in late 2016, we experienced a resulting increase in activity and pricing for our services during the first half of 2017.
Our well servicing and coiled tubing utilization rates for the quarter ended June 30, 2017 were 47% and 26%, respectively, based on total fleet count, up from 43% and 22% during the previous quarter, while the number of wireline jobs completed during the quarter ended June 30, 2017 increased by 2%, as compared to the previous quarter. As compared to the second quarter of last year, our well servicing and coiled tubing utilization rates are up from 40% and 20%, respectively, while the number of wireline jobs completed increased by 57%.
All of our domestic rigs have been placed on new contracts and the current utilization of our AC rig fleet is 100%. A year ago, the utilization of our AC fleet was 69% and there were no rigs working in Colombia. Of the eight rigs in Colombia, two are earning revenues under term contracts, and one additional rig is under term contract, but has been put on standby by one of our clients and is not currently earning revenues. The term contracts in Colombia are cancelable by our clients without penalty. We are actively marketing our idle drilling rigs in Colombia to various operators and we are evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
As of August 1, 2017, 19 of our 24 drilling rigs are under contract, 16 of which are under term contracts which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts		Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
U.S. rigs:
Earning under contract	3	13	5	3	5	—	—
Colombia rigs:
Earning under contract	—	2	1	1	—	—	—
On standby (not earning)	—	1	—	—	—	—	1
	3	16	6	4	5	—	1
Despite the recent increases in activity, current uncertainty in commodity prices could cause our clients to again reduce their spending which would negatively impact our activity and pricing. We expect a highly competitive environment to continue through 2017, but we believe our high-quality equipment, services and safety record make us well positioned to compete.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	cash and cash equivalents ($6.9 million as of June 30, 2017);

•	cash generated from operations;

•	proceeds from sales of certain non-strategic assets; and

•	the unused portion of our senior secured revolving credit facility (the “Revolving Credit Facility”).
As of June 30, 2017, we had $88.7 million outstanding under our Revolving Credit Facility and $11.8 million in committed letters of credit, which resulted in borrowing availability of $49.5 million under our Revolving Credit Facility. Our Revolving Credit Facility, as most recently amended on June 30, 2016, provides for a senior secured revolving credit facility, with sub-limits for letters of credit and swing-line loans, of up to a current aggregate commitment amount of $150 million, subject to availability under a borrowing base comprised of certain eligible cash, certain eligible receivables, certain eligible inventory, and certain eligible equipment of ours and certain of our subsidiaries, all of which matures in March 2019.
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
At June 30, 2017, we were in compliance with our financial covenants under the Revolving Credit Facility. However, continued compliance with our covenants is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Revolving Credit Facility, and/or reduce our debt levels. If we expect our future operating results to decline to a level that indicates we may become unable to comply with the financial covenants in the Revolving Credit Facility, we may seek to amend such provisions to remain in compliance or we may pursue other capital sources, such as equity or other debt transactions. Although we believe that our bank lenders are well-secured under the terms of our Revolving Credit Facility, there is no assurance that the bank lenders will waive or amend our financial covenants under the Revolving Credit Facility.
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. On May 15, 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of June 30, 2017, $234.6 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Revolving Credit Facility and Senior Notes.
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
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements generally increase during periods when rig construction projects are in progress or during periods of expansion in our production services business, at which times we have been more likely to access capital through equity or debt financing. Additionally, our working capital needs may increase in periods of increasing activity following a sustained period of low activity, which is the primary reason for the $16.3 million of net cash used in operating activities during the six months ended June 30, 2017. During periods of sustained low activity and pricing, we may access additional capital through the use of available funds under our Revolving Credit Facility.

Working Capital — Our working capital was $52.8 million at June 30, 2017, compared to $48.0 million at December 31, 2016. Our current ratio, which we calculate by dividing current assets by current liabilities, was 1.7 at both June 30, 2017 and December 31, 2016. The changes in the components of our working capital were as follows (amounts in thousands), and as described below:

	June 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$6,894	$10,194	$(3,300)
Receivables:
Trade, net of allowance for doubtful accounts	63,170	38,764	24,406
Unbilled receivables	12,030	7,417	4,613
Insurance recoveries	13,131	17,003	(3,872)
Other receivables	2,518	8,939	(6,421)
Inventory	11,811	9,660	2,151
Assets held for sale	11,104	15,093	(3,989)
Prepaid expenses and other current assets	7,289	6,926	363
Current assets	127,947	113,996	13,951
Accounts payable	28,379	19,208	9,171
Deferred revenues	1,009	1,449	(440)
Accrued expenses:
Payroll and related employee costs	15,750	14,813	937
Insurance premiums and deductibles	6,451	6,446	5
Insurance claims and settlements	12,724	13,667	(943)
Interest	5,496	5,395	101
Other	5,334	5,024	310
Current liabilities	75,143	66,002	9,141
Working capital	$52,804	$47,994	$4,810

•
Cash and cash equivalents — The decrease in cash and cash equivalents during 2017 is primarily due to $40.0 million of cash used for purchases of property and equipment and $16.3 million of cash used in operating activities, partially funded by $42.7 million of net borrowings under our Revolving Credit Facility and $7.7 million of proceeds from the sale of assets. Cash used in operations during 2017 was primarily for increased working capital requirements due to the recent and expected increase in activity.

•
Trade and unbilled receivables — The net increase in our total trade and unbilled receivables during 2017 is primarily due to the 50% increase in our revenues during the quarter ended June 30, 2017, as compared to the quarter ended December 31, 2016, as well as the timing of billing and collection cycles for long-term drilling contracts in Colombia. Our domestic trade receivables generally turn over within 90 days.

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

•
Inventory — The increase in inventory during 2017 is primarily due to the increase in activity for our Colombian operations, as well as purchases of supplies and job materials for our coiled tubing operations.

•
Assets held for sale — As of June 30, 2017, our condensed consolidated balance sheet reflects assets held for sale of $11.1 million, which primarily represents the fair value of three domestic mechanical drilling rigs, three domestic SCR drilling rigs, certain drilling equipment, 13 wireline units, and three coiled tubing units. Two of the mechanical drilling rigs and five of the wireline units were subsequently sold in July 2017, and we did not recognize any additional gain or loss upon the sale of these assets. At December 31, 2016, our assets held for sale also included the fair value of 20 older well servicing rigs that were traded in for 20 new-model rigs in the first quarter of 2017, but did not include the fair value of the coiled tubing units which were placed as held for sale during 2017.

•
Accounts payable — Our accounts payable generally turn over within 90 days. The increase in accounts payable during 2017 is primarily due to the 40% increase in our operating costs for the quarter ended June 30, 2017 as compared to the quarter ended December 31, 2016, resulting from an increase in activity, and partially due to a $2.0 million increase in our accruals for capital expenditures.

•
Accrued payroll and related employee costs — The increase in accrued payroll and related employee costs during 2017 is primarily due to the timing of pay periods and an increase in headcount as a result of an increase in activity, partially offset by a reduction in accrued incentive compensation.

•
Accrued insurance claims and settlements — The decrease in insurance claims and settlements during 2017 is primarily due to a decrease in our insurance company’s reserve for workers’ compensation claims in excess of our deductibles.

Debt and Other Contractual Obligations — The following table includes information about the amount and timing of our contractual obligations at June 30, 2017 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$388,695	$—	$88,695	$300,000	$—
Interest on debt	102,321	24,344	41,227	36,750	—
Purchase commitments	6,471	6,471	—	—	—
Operating leases	10,995	3,205	3,986	1,663	2,141
Incentive compensation	13,253	4,744	8,509	—	—
	$521,735	$38,764	$142,417	$338,413	$2,141

•
Debt — Debt obligations at June 30, 2017 consist of $300 million of principal amount outstanding under our Senior Notes which mature on March 15, 2022 and $88.7 million outstanding under our Revolving Credit Facility which is due at maturity on March 31, 2019. However, we may make principal payments to reduce the outstanding balance under our Revolving Credit Facility prior to maturity when cash and working capital is sufficient.

•
Interest on debt — Interest payment obligations on our Revolving Credit Facility are estimated based on (1) the 6.7% interest rate that was in effect at June 30, 2017, and (2) the outstanding balance of $88.7 million at June 30, 2017 to be paid at maturity on March 31, 2019. Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year until maturity on March 15, 2022.

•
Purchase commitments — Purchase commitments consist of various upgrades to our drilling rig fleet, installments on the purchase of four new wireline units to be delivered in the second half of 2017, and routine equipment maintenance and upgrades.

•	Operating leases — Our operating leases consist of lease agreements primarily for office space, operating facilities and office equipment.

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

Debt Compliance Requirements — The following is a summary of our debt compliance requirements including covenants, restrictions and guarantees, all of which are described in more detail in Note 4, Debt, and Note 10, Guarantor/Non-Guarantor Condensed Consolidating Financial Statements, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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

The financial covenants contained in our Revolving Credit Facility include the following:

•
For the four-fiscal quarter period ended June 30, 2017, EBITDA as defined in the Revolving Credit Facility was required to not be less than $12 million. We exceeded this threshold by a significant amount as of June 30, 2017 and there is no minimum requirement beyond June 30, 2017.

•
Beginning on September 30, 2017, the Revolving Credit Facility requires a maximum senior consolidated leverage ratio and a minimum interest coverage ratio, both as defined in the Revolving Credit Facility.

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
As of June 30, 2017, we were in compliance with all covenants pertaining to our Senior Notes and Revolving Credit Facility. Our senior consolidated leverage ratio was 3.87 to 1.0 and our interest coverage ratio was 1.00 to 1.0. However, continued compliance with our covenants is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Revolving Credit Facility, and/or reduce our debt levels. If we expect our future operating results to decline to a level that indicates we may become unable to comply with the financial covenants in the Revolving Credit Facility, we may seek to amend such provisions to remain in compliance or we may pursue other capital sources, such as equity or other debt transactions. Although we believe that our bank lenders are well-secured under the terms of our Revolving Credit Facility, there is no assurance that the bank lenders will waive or amend our financial covenants under the Revolving Credit Facility.
Capital Expenditures — During the six months ended June 30, 2017, we spent $40.0 million on purchases of property and equipment and placed into service property and equipment of $42.0 million. Currently, we expect to spend approximately $56 million to $59 million on capital expenditures during 2017, with approximately half allocated to each of our segments. Our total planned capital expenditures for 2017 include approximately $22 million for drilling rig upgrades, the exchange of 20 well servicing rigs which was completed in the first quarter of 2017 and the purchase of six wireline units.
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

Results of Operations
Statements of Operations Analysis
The following table provides information about our operations for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except average number of drilling rigs, utilization rate and revenue day information).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Production Services Segment:
Revenues	$68,351	$34,331	$125,092	$76,099
Operating costs	52,733	28,742	98,374	63,591
Production Services Segment margin (1)	$15,618	$5,589	$26,718	$12,508

Drilling Services Segment:
Revenues	$38,779	$27,959	$77,795	$61,143
Operating costs	26,348	14,773	53,455	32,213
Drilling Services Segment margin (1)	$12,431	$13,186	$24,340	$28,930

Average number of drilling rigs	24.0	31.0	24.0	31.0
Utilization rate	74%	39%	73%	43%
Revenue days	1,607	1,110	3,162	2,420

Average revenues per day	$24,131	$25,188	$24,603	$25,266
Average operating costs per day	16,396	13,309	16,905	13,311
Drilling Services Segment margin per day	$7,735	$11,879	$7,698	$11,955

Combined:
Revenues	$107,130	$62,290	$202,887	$137,242
Operating costs	79,081	43,515	151,829	95,804
Consolidated margin	$28,049	$18,775	$51,058	$41,438

Net loss	$(20,209)	$(29,991)	$(45,333)	$(57,690)
Adjusted EBITDA (2)	$12,879	$3,615	$18,854	$10,036
(1)    Production Services Segment margin represents production services revenue less production services operating costs. Drilling Services Segment margin represents contract drilling revenues less contract drilling operating costs. Production Services Segment margin and Drilling Services Segment margin are non-GAAP financial measures which we consider to be important supplemental measures of operating performance. Our management uses these measures to facilitate period-to-period comparisons in operating performance of our reportable segments. We believe that Production Services Segment margin and Drilling Services Segment margin are useful to investors and analysts because they provide a means to evaluate the operating performance of the segments on an ongoing basis using criteria that are used by our internal decision makers. Additionally, the use of these measures highlights operating trends and aids in analytical comparisons. Production Services Segment margin and Drilling Services Segment margin as presented may not be comparable to other similarly titled measures reported by other companies.
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

A reconciliation of net loss, as reported, to Adjusted EBITDA, and a reconciliation of net loss, as reported, to consolidated Production Services Segment margin and Drilling Services Segment margin are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Reconciliation of net loss and Adjusted EBITDA to consolidated margin:
Net loss	$(20,209)	$(29,991)	$(45,333)	$(57,690)
Depreciation and amortization	24,740	28,922	49,732	58,746
Impairment charges	795	—	795	—
Interest expense	6,418	6,375	12,477	12,629
Loss on extinguishment of debt	—	299	—	299
Income tax expense (benefit)	1,135	(1,990)	1,183	(3,948)
Adjusted EBITDA	12,879	3,615	18,854	10,036
General and administrative	16,090	15,258	33,814	31,766
Bad debt expense (recoveries)	(226)	112	(589)	57
Loss (gain) on dispositions of property and equipment, net	(621)	508	(1,092)	(92)
Other expense (income)	(73)	(718)	71	(329)
Consolidated margin	$28,049	$18,775	$51,058	$41,438
Consolidated margin — Both our Production Services and Drilling Services Segments experienced an increase in activity during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, as our industry continues to recover from an industry downturn. Our consolidated margin increased 49% and 23% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016, despite the decrease in Drilling Services Segment margin, which was due to the beneficial impact of drilling rigs which were earning but not working during the first half of 2016.
Our Production Services Segment’s revenues increased by $34.0 million, or 99%, and $49.0 million, or 64%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016, while operating costs increased by $24.0 million, or 83%, and $34.8 million, or 55%, respectively. The increases in our Production Services Segment’s revenues and operating costs are primarily a result of the increased demand for our wireline services, and well and coiled tubing services to a lesser extent. The number of wireline jobs we completed increased by 57% and 55% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. The total rig hours for our well servicing fleet increased by 17% and 7%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016, while pricing for these services increased by 1%. Our coiled tubing utilization increased to 26% and 24% for the three and six months ended June 30, 2017, respectively, from 20% and 22% during the corresponding periods in 2016.
Our Drilling Services Segment’s revenues increased by $10.8 million, or 39%, and $16.7 million, or 27%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016, while operating costs increased by $11.6 million, or 78%, and $21.2 million, or 66%, respectively. The increases in our Drilling Services Segment’s revenues and operating costs primarily resulted from a 31% increase in revenue days due to the increasing demand in our industry. The increase in our Drilling Services Segment’s operating costs is also primarily a result of the increase in activity, including the increase in revenue days associated with daywork activity during 2017, versus the revenue days associated with rigs that were earning but not working during the corresponding periods in 2016, during which time the rigs incur minimal operating costs.

The following table provides the percentages of our drilling revenues by contract type for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Daywork contracts (not terminated early)	100%	84%	100%	80%
Daywork contracts terminated early	—%	16%	—%	19%
Turnkey contracts	—%	—%	—%	1%
Our average revenues per day decreased by $1,057 per day, or 4%, while our average operating costs per day increased by $3,087 per day, or 23%, for the three months ended June 30, 2017, as compared to the corresponding period in 2016. Our average revenues per day decreased by $663 per day, or 3%, while our average operating costs per day increased by $3,594 per day, or 27%, for the six months ended June 30, 2017, as compared to the corresponding period in 2016. Our revenues per day decreased due to the expiration of term contracts during 2016 that were entered into prior to the downturn at higher revenue rates, many of which were terminated early. The decrease in revenues per day was mostly offset by an increased percentage of our revenues attributable to our Colombian operations, where we typically earn a higher dayrate. Our operating costs per day increased primarily due to a higher percentage of daywork revenues during 2017, as compared to 2016, versus revenues earned under contracts that were terminated early, as well as the increased contribution from our Colombian operations where our operating costs per day are higher. The increases in operating costs from increased activity were partially offset by the benefits realized from our reduced cost structure, especially in Colombia.
Depreciation and amortization expense — Our depreciation and amortization expense decreased by $4.2 million and $9.0 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016, primarily as a result of the impairment and dispositions of drilling and well servicing rigs and other equipment, including assets we placed as held for sale, during 2016. During the three and six months ended June 30, 2016, we recognized $2.0 million and $4.1 million, respectively, of depreciation on drilling and well servicing rigs which were subsequently sold, retired or placed as held for sale, and $0.4 million and $0.7 million, respectively, of amortization expense for certain intangible assets that were fully amortized by the end of 2016.
Interest expense — Our interest expense decreased by $0.2 million during the six months ended June 30, 2017, as compared to the corresponding period in 2016, primarily due to reduced debt outstanding under the Revolving Credit Facility, for which the decrease was mostly offset by the increased interest rate under our Revolving Credit Facility which was amended in June 2016. Average debt outstanding under our Revolving Credit Facility was approximately $71.5 million and $95.0 million during the six months ended June 30, 2017 and 2016, respectively, while the average interest rate on these borrowings during these periods was approximately 6.4% and 5.2%, respectively.
Income tax expense (benefit) — Our effective income tax rate for the six months ended June 30, 2017 was lower than the federal statutory rate in the United States primarily due to valuation allowances, the effect of foreign currency translation, state taxes, and other permanent differences. For more detail, see Note 3, Valuation Allowances on Deferred Tax Assets, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
General and administrative expense — Our general and administrative expense increased by approximately $0.8 million, or 5%, and $2.0 million, or 6%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016 due to increased compensation costs. The increase in compensation cost was primarily due to a $2.5 million increase in salary and bonus expense during the six months ended June 30, 2017, primarily as a result of increased headcount to accommodate higher activity levels. In addition, employee benefit costs increased by $0.5 million and stock compensation increased by $0.3 million. These increases in compensation cost were partially offset by a $1.1 million decrease in expense associated with our phantom stock unit awards during the six months ended June 30, 2017.
Loss (gain) on dispositions of property and equipment, net — Our net gain of $1.1 million on the disposition of property and equipment during the six months ended June 30, 2017 was primarily related to the loss of drill pipe in operation, for which we were reimbursed by the client, gains on sales of vehicles which were used in our Production Services Segment operations, and a gain on the disposal of two cranes that were damaged, for which we expect to receive insurance proceeds of $0.4 million. Our net gain of $0.1 million on the disposition of property and equipment during the corresponding period in 2016 was primarily for the disposal of excess drill pipe which was mostly offset by a loss on the disposition of damaged drilling equipment.
Other expense (income) — The increase in our other expense is primarily related to a decrease in net foreign currency gains recognized for our Colombian operations during the six months ended June 30, 2017, as compared to the corresponding period in 2016.
Inflation
When the demand for drilling and production services increases, we may be affected by inflation, which primarily impacts:

•	wage rates for our operations personnel which increase when the availability of personnel is scarce;

•	equipment repair and maintenance costs;

•	costs to upgrade existing equipment; and

•	costs to construct new equipment.
With the recent increases in activity in our industry, we estimate that inflation has had a modest impact on our operations during the three and six months ended June 30, 2017, which we believe will likely continue as our industry recovers from the downturn.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2017, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2016.
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
Deferred taxes — We provide deferred taxes for the basis differences in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, net operating loss carryforwards, employee benefit and other accrued liabilities which are deducted in different periods for financial reporting and tax reporting purposes. For property and equipment, differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire an entity rather than just its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs, well servicing rigs, wireline units and coiled tubing units over 1 to 25 years and refurbishments over 3 to 5 years, while federal income tax rules require that we depreciate drilling rigs, well servicing rigs, wireline units and coiled tubing units over 5 years. Therefore, in the first 5 years of our ownership of a drilling rig, well servicing rig, wireline unit or coiled tubing unit, our tax depreciation exceeds our financial reporting depreciation, resulting in our providing deferred taxes on this depreciation difference. After 5 years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.
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

•
We estimate an allowance for doubtful accounts based on the creditworthiness of our clients as well as general economic conditions. We evaluate the creditworthiness of our clients based on commercial credit reports, trade references, bank references, financial information, production information and any past experience we have with the client. Consequently, any change in those factors could affect our estimate of our allowance for doubtful accounts. In some instances, we require new clients to establish escrow accounts or make prepayments. We had an allowance for doubtful accounts of $0.9 million and $1.7 million at June 30, 2017 and December 31, 2016, respectively.

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

•
We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). Despite the recent modest recovery in commodity prices that began in late 2016, we continue to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment. Due to continued performance at levels lower than anticipated and a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment evaluation of our coiled tubing business as of June 30, 2017 and concluded that no impairment is present.

The assumptions used in the impairment evaluation are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analyses are reasonable and appropriate, different assumptions and estimates could materially impact the analyses and resulting conclusions. If the demand for our services remains at current levels or declines further and any of our assets become or remain idle for an extended amount of time, then our estimated cash flows may further decrease, and therefore the probability of a near term sale may increase. If any of the foregoing were to occur, we may incur additional impairment charges.

•
As of June 30, 2017, we had $153.3 million of deferred tax assets related to domestic and foreign net operating losses that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result, we have a valuation allowance that fully offsets our foreign deferred tax assets and mostly offsets our domestic deferred tax assets as of June 30, 2017. The valuation allowance is the primary factor causing our effective tax rate to be significantly lower than the statutory rate of 35%. For more information, see Note 3, Valuation Allowances on Deferred Tax Assets, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Our accrued insurance premiums and deductibles as of June 30, 2017 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.9 million and our workers’ compensation, general liability and auto liability insurance of approximately $4.5 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the costs of administrative services associated with claims processing.

•
Our compensation expense includes estimates for certain of our long-term incentive compensation plans which have performance-based award components dependent upon our performance over a set performance period, as compared to the performance of a pre-defined peer group. The accruals for these awards include estimates which affect our compensation expense, employee related accruals and equity. The accruals are adjusted based on actual achievement levels at the end of the pre-determined performance periods. Additionally, our phantom stock unit awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation cost in our statement of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation cost. This volatility increases as the phantom stock awards approach the vesting date. For more information, see Note 7, Stock-Based Compensation Plans, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
We are currently undergoing sales and use tax audits for multi-year periods and we are working to resolve all relevant issues. As of June 30, 2017 and December 31, 2016, our accrued liability was $1.0 million and $0.6 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. For more information, see Note 9, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk — We are subject to interest rate market risk on our variable rate debt. As of June 30, 2017, we had $88.7 million outstanding under our Revolving Credit Facility, which is our only variable rate debt. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.4 million during the six months ended June 30, 2017. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2017.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in net foreign currency gains of $38,000 for the six months ended June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not make any unregistered sales of equity securities during the quarter ended June 30, 2017. The following table provides information relating to our repurchase of common shares during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	54,723	$3.07	—	—
May 1 - May 31	817	$2.80	—	—
June 1 - June 30	—	$—	—	—
Total	55,540	$3.07	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended June 30, 2017, to satisfy the employees’ tax withholding obligations in connection with the vesting of stock-based compensation awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
See the Index to Exhibits immediately following the signatures page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: August 1, 2017

Index to Exhibits

The following documents are exhibits to this Form 10-Q:

Exhibit Number		Description

3.1*	-	Restated Articles of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated May 17, 2017 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated July 30, 2012 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Energy Services Corp. (Form 10-Q dated August 7, 2012 (File No. 1-8182, Exhibit 4.1)).

4.2*	-
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
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.