Form 10-Q
period 2018-03-31
PIONEER ENERGY SERVICES CORP
filed 2018-05-02
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 16, 2018, there were 77,805,934 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,726	$73,640
Restricted cash	2,000	2,008
Receivables:
Trade, net of allowance for doubtful accounts	76,438	79,592
Unbilled receivables	22,306	16,029
Insurance recoveries	13,964	13,874
Other receivables	3,816	3,510
Inventory	16,100	14,057
Assets held for sale	6,139	6,620
Prepaid expenses and other current assets	4,914	6,229
Total current assets	214,403	215,559
Property and equipment, at cost	1,095,151	1,093,635
Less accumulated depreciation	554,863	544,012
Net property and equipment	540,288	549,623
Other noncurrent assets	3,009	1,687
Total assets	$757,700	$766,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,788	$29,538
Deferred revenues	1,194	905
Accrued expenses:
Payroll and related employee costs	19,955	21,023
Insurance claims and settlements	13,964	13,289
Insurance premiums and deductibles	6,136	6,742
Interest	1,917	6,624
Other	6,267	6,793
Total current liabilities	82,221	84,914
Long-term debt, less unamortized discount and debt issuance costs	462,339	461,665
Deferred income taxes	4,061	3,151
Other noncurrent liabilities	8,892	7,043
Total liabilities	557,513	556,773
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 200,000,000 shares authorized; 77,795,934 and 77,719,021 shares outstanding at March 31, 2018 and December 31, 2017, respectively	7,845	7,835
Additional paid-in capital	547,407	546,158
Treasury stock, at cost; 658,561 and 630,688 shares at March 31, 2018 and December 31, 2017, respectively	(4,512)	(4,416)
Accumulated deficit	(350,553)	(339,481)
Total shareholders’ equity	200,187	210,096
Total liabilities and shareholders’ equity	$757,700	$766,869

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands, except per share data)

Revenues	$144,478	$95,757

Costs and expenses:
Operating costs	102,766	72,728
Depreciation and amortization	23,747	24,992
General and administrative	19,194	17,744
Bad debt recovery	(52)	(363)
Gain on dispositions of property and equipment, net	(335)	(471)
Total costs and expenses	145,320	114,630
Loss from operations	(842)	(18,873)

Other income (expense):
Interest expense, net of interest capitalized	(9,513)	(6,059)
Other income (expense), net	504	(144)
Total other expense, net	(9,009)	(6,203)

Loss before income taxes	(9,851)	(25,076)
Income tax expense	(1,288)	(48)
Net loss	$(11,139)	$(25,124)

Loss per common share - Basic	$(0.14)	$(0.33)

Loss per common share - Diluted	$(0.14)	$(0.33)

Weighted average number of shares outstanding—Basic	77,606	77,072

Weighted average number of shares outstanding—Diluted	77,606	77,072

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,139)	$(25,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,747	24,992
Allowance for doubtful accounts, net of recoveries	(52)	(363)
Gain on dispositions of property and equipment, net	(335)	(471)
Stock-based compensation expense	1,259	1,327
Amortization of debt issuance costs and discount	707	465
Deferred income taxes	911	(169)
Change in other noncurrent assets	(463)	466
Change in other noncurrent liabilities	1,844	868
Changes in current assets and liabilities:
Receivables	(3,296)	(17,795)
Inventory	(2,042)	(1,911)
Prepaid expenses and other current assets	881	1,012
Accounts payable	51	778
Deferred revenues	(108)	(672)
Accrued expenses	(6,908)	(5,223)
Net cash provided by (used in) operating activities	5,057	(21,820)

Cash flows from investing activities:
Purchases of property and equipment	(11,657)	(24,683)
Proceeds from sale of property and equipment	1,283	7,148
Proceeds from insurance recoveries	523	3,119
Net cash used in investing activities	(9,851)	(14,416)

Cash flows from financing activities:
Debt repayments	—	(6,305)
Proceeds from issuance of debt	—	40,000
Debt issuance costs	(33)	—
Purchase of treasury stock	(95)	(363)
Net cash provided by (used in) financing activities	(128)	33,332

Net decrease in cash, cash equivalents and restricted cash	(4,922)	(2,904)
Beginning cash, cash equivalents and restricted cash	75,648	10,194
Ending cash, cash equivalents and restricted cash	$70,726	$7,290

Supplementary disclosure:
Interest paid	$13,515	$10,272
Income tax paid	$658	$261
Noncash investing and financing activity:
Change in capital expenditure accruals	$2,931	$2,924

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
			24
Our production services business segments provide a range of well, wireline and coiled tubing services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast region, both onshore and offshore. As of March 31, 2018, the fleet count and composition for each of our production services business segments are as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	113	12	125

	Onshore	Offshore	Total
Wireline services units	104	4	108
Coiled tubing services units	10	4	14
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2017.
Use of Estimates — In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contacts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance and our estimate of compensation related accruals.

Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2018, through the filing of this Form 10-Q, for inclusion as necessary.
Reclassifications — Certain amounts in the unaudited condensed consolidated financial statements for the prior years have been reclassified to conform to the current year’s presentation.
We have five operating segments, comprised of two drilling services business segments (domestic and international drilling) and three production services business segments (well servicing, wireline services and coiled tubing services). We revised our segments as of December 31, 2017 to reflect changes in the basis used by management in making decisions regarding our business for resource allocation and performance assessment. These changes reflect our current operating focus as is required by ASC Topic 280, Segment Reporting. See Note 9, Segment Information for this revised presentation.
Change in Accounting Principle and Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). We consider the applicability and impact of all ASUs; any ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position and results of operations.

•
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, a comprehensive new revenue recognition standard that supersedes nearly all pre-existing revenue recognition guidance. The standard, and its related amendments, collectively referred to as ASC Topic 606, outlines a single comprehensive model for revenue recognition based on the core principle that a company will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

We adopted this standard effective January 1, 2018 using the modified retrospective method, in which the standard has been applied to all contracts existing as of the date of initial application, with the cumulative effect of applying the standard recognized in retained earnings. Accordingly, revenues for reporting periods ending after January 1, 2018 are presented under ASC Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. In accordance with ASC Topic 606, we also adopted ASC Subtopic 340-40, Other Assets and Deferred Costs, Contracts with Customers, effective January 1, 2018, which requires that the incremental costs of obtaining or fulfilling a contract with a customer be recognized as an asset if the costs are expected to be recovered.
The adoption of these standards resulted in a cumulative effect adjustment of $0.1 million after applicable income taxes, which consists of the impact of the timing difference related to recognition of mobilization revenues and costs. Mobilization costs incurred are deferred and amortized over the expected period of benefit under ASC Subtopic 340-40, but were amortized over the initial contract term under the previous accounting guidance. The recognition of both mobilization revenues and costs begins when mobilization activity is completed under ASC Topic 606, but were recognized during the period of initial mobilization under the previous accounting guidance. Additionally, the opening balances of deferred mobilization costs were reclassified in accordance with ASC Subtopic 340-40, which requires classification of the entire deferred balance according to the duration of the original contract to which it relates, rather than bifurcating the asset into current and noncurrent portions.
For more information about the accounting under ASC Topic 606, and disclosures under the new standard, see Note 2, Revenue from Contracts with Customers.

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

As a lessee, this standard will impact us in situations where we lease real estate and office equipment, for which we will recognize a right-of-use asset and a corresponding lease liability on our consolidated balance sheet. The future lease obligations disclosed in Note 4, Leases, included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2017, provides some insight to the estimated impact of adoption for us as a lessee.
As a lessor, we expect the adoption of this new standard will apply to our drilling contracts and as a result, we expect to have a lease component and a service component of our revenues derived from these contracts. However, recent FASB tentative decisions indicate that additional practical expedients may be adopted by the FASB which, if adopted, we expect would allow us to continue to present our revenues from drilling contracts (both lease and service components) as one revenue stream. We have not yet determined the impact this standard may have on our production services businesses. We continue to evaluate the impact of this guidance and have not yet determined its impact on our financial position and results of operations.
Additional Detail of Account Balances and Related-Party Transactions
Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets include items such as insurance, rent deposits and fees. We routinely expense these items in the normal course of business over the periods these expenses benefit. Prepaid expenses and other current assets also include deferred mobilization costs for short-term drilling contracts.
Other Noncurrent Assets — Other noncurrent assets consist of cash deposits related to the deductibles on our workers’ compensation insurance policies, deferred compensation plan investments, deferred mobilization costs on long-term drilling contracts, and intangible assets.
Other Accrued Expenses — Our other accrued expenses include accruals for items such as property taxes, sales taxes, and professional and other fees. We routinely expense these items in the normal course of business over the periods these expenses benefit.
Other Noncurrent Liabilities — Our other noncurrent liabilities consist of the noncurrent portion of liabilities associated with our long-term compensation plans, deferred lease liabilities, and the noncurrent portion of deferred mobilization revenues.
Related-Party Transactions — During the three months ended March 31, 2018 and 2017, the Company paid approximately $67,000 and $17,000, respectively, for trucking and equipment rental services, which represented arms-length transactions, to Gulf Coast Lease Service. Joe Freeman, our Senior Vice President of Well Servicing, serves as the President of Gulf Coast Lease Service, which is owned and operated by Mr. Freeman’s two sons. Mr. Freeman does not receive compensation from Gulf Coast Lease Service, and he serves primarily in an advisory role to his sons.

2.    Revenue from Contracts with Customers
Our production services business segments earn revenues for well servicing, wireline services and coiled tubing services pursuant to master services agreements based on purchase orders or other contractual arrangements with the client. Production services jobs are generally short-term (less than 30 days) and are charged at current market rates for the labor, equipment and materials necessary to complete the job. Production services jobs are varied in nature, but typically represent a single performance obligation, either for a particular job, a series of distinct jobs, or a period of time during which we stand ready to provide services as our client needs them. Revenue is recognized for these services over time, as the services are performed.
Our drilling services business segments earn revenues by drilling oil and gas wells for our clients under daywork contracts. We provide the drilling rig, crew and supplies necessary to operate the rig. Contract modifications that extend the term of a dayrate contract are generally accounted for prospectively as a separate dayrate contract. We account for our services provided under daywork contracts as a single performance obligation comprised of a series of distinct time increments which are satisfied over time. Accordingly, dayrate revenues are recognized in the period during which the services are performed.
With most drilling contracts, we also receive payments contractually designated for the mobilization and demobilization of drilling rigs and other equipment to and from the client’s drill site. Revenues associated with the mobilization and demobilization of our drilling rigs to and from the client’s drill site do not relate to a distinct good or service and are recognized ratably over the related contract term.
The amount of demobilization revenue that we ultimately collect is dependent upon the specific contractual terms, most of which include provisions for reduced (or no) payment for demobilization when, among other things, the contract is renewed or extended with the same client, or when the rig is subsequently contracted with another client prior to the termination of the current contract. Since revenues associated with demobilization activity are typically variable, at each period end, they are estimated at the most likely amount, and constrained when the likelihood of a significant reversal is probable. Any change in the expected amount of demobilization revenue is accounted for with the net cumulative impact of the change in estimate recognized in the period during which the revenue estimate is revised.
The upfront costs that we incur to mobilize the drilling rig to our client’s initial drilling site are capitalized and recognized ratably over the term of the related contract, including any contracted renewal or extension periods, which is our estimate of the period during which we expect to benefit from the cost of mobilizing the rig. Costs associated with the final demobilization at the end of the contract term are expensed when incurred, when the demobilization activity is performed.
We also act as a principal for certain reimbursable services and auxiliary equipment provided by us to our clients, for which we incur costs and earn revenues, many of which are variable, or dependent upon the activity that is actually performed each day under the related contract. Accordingly, reimbursements that we receive for out-of-pocket expenses are recorded as revenues and the out-of-pocket expenses for which they relate are recorded as operating costs during the period to which they relate within the series of distinct time increments.
All of our revenues are recognized net of sales taxes, when applicable.
Contract Asset and Liability Balances and Contract Cost Assets
Contract asset and contract liability balances relate to demobilization and mobilization revenues, respectively. Demobilization revenue that we expect to receive is recognized ratably over the related contract term, but invoiced upon completion of the demobilization activity. Mobilization revenue which is typically collected upon the completion of the initial mobilization activity is deferred and recognized ratably over the related contract term. Contract asset and liability balances are netted at the contract level, with the net current and noncurrent portions separately classified in our condensed consolidated balance sheets, and referred to herein as “deferred revenues.”
Contract cost assets represent the costs associated with the initial mobilization required in order to fulfill the contract, which are deferred and recognized ratably over the period during which we expect to benefit from the mobilization, or the period during which we expect to satisfy the performance obligations of the related contract. Contract cost assets are presented as either current or noncurrent, according to the duration of the original contract to which it relates, and referred to herein as “deferred costs.”
Our current and noncurrent deferred revenues and costs as of March 31, 2018 and January 1, 2018 were as follows (amounts in thousands):

	March 31, 2018	January 1, 2018
Current deferred revenues	$1,178	$1,287
Current deferred costs	845	1,072

Noncurrent deferred revenues	$712	$174
Noncurrent deferred costs	1,700	1,177
The changes in deferred revenue and cost balances during the three months ended March 31, 2018 are primarily related to the amortization of deferred revenues and costs during the period, as well as the increase in deferred mobilization revenue and cost balances for the deployment of one international rig during the first quarter under a new term contract. Amortization of deferred revenues and costs during the three months ended March 31, 2018 and 2017 were as follows (amounts in thousands):

	Three months ended March 31,
	2018	2017
Amortization of deferred revenues	$499	$776
Amortization of deferred costs	463	1,467
As of March 31, 2018, all 16 of our domestic drilling rigs are operating under daywork contracts, 14 of which are term contracts, and seven of our eight international drilling rigs are operating under term daywork contracts. The term contracts for our international drilling rigs are cancelable by our clients without penalty, although the contracts require 30 days notice and payment for demobilization services. The spot contracts for our domestic drilling rigs are also terminable by our client with 30 days notice, but typically do not include a required payment for demobilization services. Revenues associated with the initial mobilization and/or demobilization of drilling rigs under cancelable contracts are deferred and recognized ratably over the anticipated duration of the original contract, which is the period during which we expect our client to benefit from the mobilization of the rig, and represents a separate performance obligation because the payment for mobilization and/or demobilization creates a material right to our client during the cancelable period, for which the transaction price is allocated to the optional goods and services expected to be provided.
Remaining Performance Obligations
We have elected to apply the practical expedients in ASC Topic 606 which allow entities to omit disclosure of (i) the transaction price allocated to the remaining performance obligations associated with short-term contracts, and (ii) the estimated variable consideration related to wholly unsatisfied performance obligations, or to distinct future time increments within a series of performance obligations. Therefore, we have not disclosed the remaining amount of fixed mobilization revenue (or estimated future variable demobilization revenue) associated with short-term contracts, and we have not disclosed an estimate of the amount of future variable dayrate drilling revenue. However, the amount of fixed mobilization revenue associated with remaining performance obligations is reflected in the net unamortized balance of deferred mobilization revenues, which is presented in both current and noncurrent portions in our condensed consolidated balance sheet.
Disaggregation of Revenue
ASC Topic 606 requires disclosure of the disaggregation of revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We believe the disclosure of revenues by operating segment achieves the objective of this disclosure requirement. Therefore, see Note 9, Segment Information, for the disaggregation of revenues by operating segment, which reflects the disaggregation of revenues by the type of services provided and by geography (international versus domestic).
Impact of ASC Topic 606 on Financial Statement Line Items and Disclosures
Our revenue recognition pattern under ASC Topic 606 is similar to revenue recognition under the previous accounting guidance, except for: (i) the timing of recognition of demobilization revenues which are estimated and recognized ratably over the term of the related contract under ASC Topic 606, but were previously not recognized until the activity was performed under previous guidance; (ii) the timing of recognition of mobilization revenues and costs which are recognized over the applicable amortization period beginning when the initial mobilization of the rig is completed, but which, under previous guidance, we recognized over the related contract term beginning when the initial mobilization activity commenced, (iii) the timing of recognition of mobilization costs which are deferred and recognized ratably over the expected period of benefit, but which, under previous guidance, we recognized ratably over the term of the initial contract; and (iv) presentation of mobilization costs which are presented as either current or noncurrent according to the duration of the original contract to which it relates under ASC Topic 606, but which we bifurcated and presented both current and noncurrent portions in separate line items under previous guidance.
These differences have not had a material impact on our condensed consolidated financial position or results of operations as of and for the three months ended March 31, 2018. Additionally, we have determined that any disclosures required by ASC Topic 606 which are not presented herein are either not applicable, or are not material.
3.    Property and Equipment
Capital Expenditures — Our capital expenditures were $14.6 million and $27.6 million during the three months ended March 31, 2018 and 2017, respectively. Capital expenditures during the three months ended March 31, 2018 primarily related to the expansion of our wireline and coiled tubing fleets, upgrades and refurbishments to our international drilling rigs, and routine equipment and fleet maintenance. Capital expenditures during the three months ended March 31, 2017 primarily related to the acquisition of 20 well servicing rigs, upgrades to drilling rigs and other new drilling equipment.
At March 31, 2018, capital expenditures incurred for property and equipment not yet placed in service was $9.0 million, primarily related to installments on the purchase of two coiled tubing units and one wireline unit and scheduled refurbishments of various drilling and production services equipment. At December 31, 2017, property and equipment not yet placed in service was $6.8 million, primarily related to routine refurbishments on one international drilling rig in preparation for its deployment in 2018, installments on the purchase of three wireline units and one coiled tubing unit, and scheduled refurbishments on drilling and production services equipment.
Gain/Loss on Disposition of Property — During the three months ended March 31, 2018 and 2017, we recognized net gains of $0.3 million and $0.5 million, respectively, on the disposition of various property and equipment, including the sale of six wireline units and one drilling rig, which was previously held for sale, in the first quarter of 2018.
Assets Held for Sale — As of March 31, 2018 and December 31, 2017, our condensed consolidated balance sheet reflects assets held for sale of $6.1 million and $6.6 million, respectively, which primarily represents the fair value of two domestic SCR drilling rigs (three at December 31, 2017) and one domestic mechanical drilling rig, as well as other drilling equipment, two wireline units and one coiled tubing unit and spare equipment.
Impairments — We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). Beginning in late 2014, oil prices declined significantly resulting in a downturn in our industry that persisted through 2016, affecting both drilling and production services. Despite the recovery in commodity prices that began in late 2016 and continued through 2017, we continued to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment, and concluded there are no triggers present that require impairment testing as of March 31, 2018. The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment.

4.	Valuation Allowances on Deferred Tax Assets and Recently Enacted Tax Reform
Valuation Allowances on Deferred Tax Assets
As of March 31, 2018, we had $94.3 million and $12.3 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
In performing this analysis as of March 31, 2018 in accordance with ASC Topic 740, Income Taxes, we assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of negative evidence evaluated is the cumulative loss incurred during previous years. Such negative evidence limits the ability to consider other positive evidence that is subjective, such as projections for taxable income in future years. As a result, we would recognize a benefit only to the extent that reversals of deferred income tax liabilities are expected to generate taxable income in each relevant jurisdiction in future periods which would offset our deferred tax assets.
Our domestic net operating losses generated through 2017 have a 20 year carryforward period and can be used to offset future domestic taxable income until their expiration, beginning in 2030, with the latest expiration in 2037. Losses generated after 2017 are limited in usage to 80% of taxable income (pursuant to the Tax Reform Act mentioned below). The majority of our foreign net operating losses generated through 2016 have an indefinite carryforward period, while losses generated after 2016 have a carryforward period of 12 years. As of March 31, 2018, we have a valuation allowance that fully offsets our foreign and U.S. federal deferred tax assets.
During the three months ended March 31, 2018 and 2017, we provided valuation allowance adjustments on deferred tax assets of $4.2 million and $9.8 million, respectively. The valuation allowance is the primary factor causing our effective tax rate to be significantly lower than the statutory rate. The amount of the deferred tax asset considered realizable, however, would increase if cumulative losses are no longer present and additional weight is given to subjective evidence in the form of projected future taxable income.
Recently Enacted Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted. The legislation significantly changes U.S. tax law by, among other things, permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat rate of 21%, repealing the alternative minimum tax (AMT), implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, limiting the current deductibility of net interest expense in excess of 30% of adjusted taxable income, and limiting net operating losses generated after 2017 to 80% of taxable income.
Territorial Tax System — To minimize tax base erosion with a territorial tax system, beginning in 2018, the Tax Reform Act provides for a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. We are now subject to GILTI, but have not yet triggered an income inclusion as of March 31, 2018. Any future inclusion is expected to be offset by net operating loss carry forwards in the U.S. We are still evaluating, pending further interpretive guidance, whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.
Limitation on Interest Expense Deduction — The new limitation on interest expense resulted in a $8.1 million disallowance for the period ended March 31, 2018; however, this adjustment is offset fully by our net operating loss carry forwards. The disallowed interest has an indefinite carry forward period and any limitations on the utilization of this interest expense carryforward have been factored into our valuation allowance analysis.
Limitation on Future Net Operating Losses Deduction — Net operating losses generated after 2017 are carried forward indefinitely and are limited to 80% of taxable income. Net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.
Measurement Period — Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Reform Act.
Our accounting is complete as of March 31, 2018 and December 31, 2017 as related to the re-measurement of deferred taxes to the new tax rate of 21%, repeal of the AMT, mandatory repatriation, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, and limitation of net operating losses generated after 2017 to 80% of taxable income. With respect to the new GILTI provision, we are awaiting further interpretive guidance regarding the possible application of deferred taxes to GILTI.
5.     Debt
Our debt consists of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Senior secured term loan	$175,000	$175,000
Senior notes	300,000	300,000
	475,000	475,000
Less unamortized discount (based on imputed interest rate of 10.44%)	(3,214)	(3,387)
Less unamortized debt issuance costs	(9,447)	(9,948)
	$462,339	$461,665

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

Asset-based Lending Facility
In addition to entering into the Term Loan, on November 8, 2017, we also entered into a senior secured revolving asset-based credit facility (the “ABL Facility”) providing for borrowings in the aggregate principal amount of up to $75 million, subject to a borrowing base and including a $30 million sub-limit for letters of credit. The ABL Facility bears interest, at our option, at the LIBOR rate or the base rate as defined in the ABL Facility, plus an applicable margin ranging from 1.75% to 3.25%, based on average availability on the ABL Facility. The ABL Facility requires a commitment fee due monthly based on the average monthly unused amount of the commitments of the lenders, a fronting fee due for each letter of credit issued, and a monthly letter of credit fee due based on the average undrawn amount of letters of credit outstanding during such period. The ABL Facility is generally set to mature 90 days prior to the maturity of the Term Loan, subject to certain circumstances, including the future repayment, extinguishment or refinancing of our Term Loan and/or Senior Notes prior to their respective maturity dates. Availability under the ABL Facility is determined by reference to a borrowing base as defined in the agreement, generally comprised of a percentage of our accounts receivable and inventory.
We have not drawn upon the ABL Facility to date. As of March 31, 2018, we had $9.7 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $56.6 million. Borrowings available under the ABL Facility are available for general corporate purposes and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additionally, if our availability under the ABL Facility is less than 15% of the maximum amount (or $11.25 million), we are required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility, of at least 1.00 to 1.00, measured on a trailing 12 month basis.
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
The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. (See Note 11, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
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
The carrying value of cash, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. At March 31, 2018 and December 31, 2017, the aggregate estimated fair value of our phantom stock unit awards was $8.5 million and $6.1 million, respectively, for which the vested portion recognized as a liability in our condensed consolidated balance sheets was $4.0 million and $3.6 million, respectively. The phantom stock unit awards, and the measurement of fair value for these awards, are described in more detail in Note 8, Stock-Based Compensation Plans.
The fair value of our Senior Notes is estimated based on recent observable market prices for our debt instruments, which are defined by ASC Topic 820 as Level 2 inputs. The fair value of our Term Loan is based on estimated market pricing for our debt instrument, which is defined by ASC Topic 820 as using Level 3 inputs which are unobservable and therefore more likely to be affected by changes in assumptions. The following table presents supplemental fair value information and carrying value for our debt, net of discount and debt issuance costs (amounts in thousands):

		March 31, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	2	$296,378	$259,906	$296,181	$243,948
Senior secured term loan	3	165,961	$182,000	165,484	171,613
		$462,339	$441,906	$461,665	$415,561

7.	Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Numerator (both basic and diluted):
Net loss	$(11,139)	$(25,124)
Denominator:
Weighted-average shares (denominator for basic earnings (loss) per share)	77,606	77,072
Dilutive effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—
Denominator for diluted earnings (loss) per share	77,606	77,072
Loss per common share - Basic	$(0.14)	$(0.33)
Loss per common share - Diluted	$(0.14)	$(0.33)
Potentially dilutive securities excluded as anti-dilutive	5,621	4,944

8.	Stock-Based Compensation Plans
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
We recognize compensation cost for our stock-based compensation awards based on the fair value estimated in accordance with ASC Topic 718, and we recognize forfeitures when they occur. For our awards with graded vesting, we recognize compensation expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.
The following table summarizes the stock-based compensation expense recognized, by award type, and the compensation expense recognized for phantom stock unit awards during the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three months ended March 31,
	2018	2017
Stock option awards	$142	$231
Restricted stock awards	113	112
Restricted stock unit awards	1,004	984
	$1,259	$1,327
Phantom stock unit awards	$430	$100
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

We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the three months ended March 31, 2018. The following table summarizes the assumptions used in the Black-Scholes option pricing model based on a weighted-average calculation for the options granted during the three months ended March 31, 2017:

Three months ended March 31,
2017
Expected volatility	76%
Risk-free interest rates	2.1%
Expected life in years	5.86
Options granted	268,185
Grant-date fair value	$4.28
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
Restricted Stock and Restricted Stock Unit Awards
We grant restricted stock awards that vest over a one-year period with a fair value based on the closing price of our common stock on the date of the grant. When restricted stock awards are granted, or when restricted stock unit awards are converted to restricted stock, shares of our common stock are considered issued, but subject to certain restrictions. We did not grant any restricted stock awards during the three months ended March 31, 2018 or 2017.
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
The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Time-based RSUs:
Time-based RSUs granted	788,377	66,728
Weighted-average grant-date fair value	$3.85	$6.33
Performance-based RSUs:
Performance-based RSUs granted	—	563,469
Weighted-average grant-date fair value	$—	$7.75
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
In April 2018, we determined that 106% of the target number of shares granted during 2015 were actually earned based on the Company’s achievement of the performance measures as described above. As of March 31, 2018, we estimate that the achievement level for our outstanding performance-based RSUs granted in 2017 will be approximately 100% of the predetermined performance conditions.
Phantom Stock Unit Awards
In 2016 and 2018, we granted 1,268,068 and 1,188,216 phantom stock unit awards with weighted-average grant-date fair values of $1.35 and $3.06 per share, respectively. These awards cliff-vest after 39 months from the date of grant, with vesting based on time of service, performance and market conditions. The number of units ultimately awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the respective three-year performance periods, and each unit awarded will entitle the employee to a cash payment equal to the stock price of our common stock on the date of vesting, subject to a maximum of $8.08 and $9.66 (which is four and three times the grant date stock price), respectively.
The fair value of these awards is measured using inputs that are defined as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures. For the 2016 phantom stock unit awards, half are subject to a market condition based on relative total shareholder return, and therefore the fair values of these awards are measured using a Monte Carlo simulation model, which incorporates the estimate of our relative total shareholder return achievement level. The remaining 2016 phantom stock unit awards are subject to performance conditions, based on our relative EBITDA and EBITDA return on capital employed, and the fair values of these awards are measured using a Black-Scholes pricing model. We estimate our relative weighted average EBITDA and EBITDA return on capital achievement level for the 2016 phantom stock unit awards to be 165% at March 31, 2018.
For the 2018 phantom stock unit awards, half are based on relative total shareholder return, and the remaining half are based on relative EBITDA return on capital, both of which are subject to market conditions, and therefore, their fair values are measured using a Monte Carlo simulation model which generates a fair value that incorporates the relative estimated achievement levels. We estimate our relative EBITDA return on capital achievement level for the 2018 phantom stock unit awards to be 100% at March 31, 2018.
These awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation expense in our condensed consolidated statements of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation expense. This volatility increases as the phantom stock awards approach the vesting date. We estimate that a hypothetical increase of $1 in the market price of our common stock as of March 31, 2018, if all other inputs were unchanged, would result in an increase in cumulative compensation expense of $1.5 million, which represents the hypothetical increase in fair value of the liability for all outstanding phantom stock unit awards which would be recognized as compensation expense in our condensed consolidated statement of operations.

9.	Segment Information
We have five operating segments, comprised of two drilling services business segments (domestic and international drilling) and three production services business segments (well servicing, wireline services and coiled tubing services). We revised our segments as of December 31, 2017 to reflect changes in the basis used by management in making decisions regarding our business for resource allocation and performance assessment. These changes reflect our current operating focus as is required by ASC Topic 280, Segment Reporting. The following financial information presented as of and for the years ended March 31, 2018 and 2017 have been restated to reflect this change.
Our domestic and international drilling services segments provide contract land drilling services to a diverse group of exploration and production companies through our four drilling divisions in the US and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs.
Our well servicing, wireline services and coiled tubing services segments provide a range of production services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast region, both onshore and offshore.
The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	As of and for the three months ended March 31,
	2018	2017
Revenues:
Domestic drilling	$35,926	$28,345
International drilling	17,611	10,671
Drilling services	53,537	39,016
Well servicing	21,114	18,734
Wireline services	56,601	32,546
Coiled tubing services	13,226	5,461
Production services	90,941	56,741
Consolidated revenues	$144,478	$95,757

Operating costs:
Domestic drilling	$20,898	$19,509
International drilling	12,961	7,598
Drilling services	33,859	27,107
Well servicing	15,570	14,037
Wireline services	42,486	25,946
Coiled tubing services	10,851	5,638
Production services	68,907	45,621
Consolidated operating costs	$102,766	$72,728

Gross margin:
Domestic drilling	$15,028	$8,836
International drilling	4,650	3,073
Drilling services	19,678	11,909
Well servicing	5,544	4,697
Wireline services	14,115	6,600
Coiled tubing services	2,375	(177)
Production services	22,034	11,120
Consolidated gross margin	$41,712	$23,029

	As of and for the three months ended March 31,
	2018	2017
Identifiable Assets:
Domestic drilling	$380,382	$413,764
International drilling (1)	39,305	34,788
Drilling services	419,687	448,552
Well servicing	124,162	136,407
Wireline services	96,686	86,729
Coiled tubing services	30,824	25,340
Production services	251,672	248,476
Corporate	86,341	11,300
Consolidated identifiable assets	$757,700	$708,328

Depreciation and Amortization:
Domestic drilling	$10,449	$11,479
International drilling	1,447	1,622
Drilling services	11,896	13,101
Well servicing	4,920	5,012
Wireline services	4,608	4,453
Coiled tubing services	2,032	2,126
Production services	11,560	11,591
Corporate	291	300
Consolidated depreciation and amortization	$23,747	$24,992

Capital Expenditures:
Domestic drilling	$2,758	$9,466
International drilling	2,700	372
Drilling services	5,458	9,838
Well servicing	2,049	12,340
Wireline services	3,673	4,008
Coiled tubing services	3,164	1,280
Production services	8,886	17,628
Corporate	244	141
Consolidated capital expenditures	$14,588	$27,607
(1) Identifiable assets for our international operations in Colombia include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.
The following table reconciles the consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three months ended March 31,
	2018	2017
Consolidated gross margin	$41,712	$23,029
Depreciation and amortization	(23,747)	(24,992)
General and administrative	(19,194)	(17,744)
Bad debt recovery	52	363
Gain on dispositions of property and equipment, net	335	471
Loss from operations	$(842)	$(18,873)

10.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $69.5 million relating to our performance under these bonds as of March 31, 2018.
We are currently undergoing sales and use tax audits for multi-year periods. As of March 31, 2018 and December 31, 2017, our accrued liability was $1.3 million and $1.2 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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

11.	Guarantor/Non-Guarantor Condensed Consolidating Financial Statements
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of March 31, 2018, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$66,509	$(861)	$3,078	$—	$68,726
Restricted cash	2,000	—	—	—	2,000
Receivables, net of allowance	13,975	79,599	22,950	—	116,524
Intercompany receivable (payable)	(24,836)	56,070	(31,234)	—	—
Inventory	—	8,886	7,214	—	16,100
Assets held for sale	—	6,139	—	—	6,139
Prepaid expenses and other current assets	1,347	2,312	1,255	—	4,914
Total current assets	58,995	152,145	3,263	—	214,403
Net property and equipment	1,963	509,183	29,142	—	540,288
Investment in subsidiaries	591,031	21,748	—	(612,779)	—
Deferred income taxes	39,090	—	—	(39,090)	—
Other noncurrent assets	549	943	1,517	—	3,009
Total assets	$691,628	$684,019	$33,922	$(651,869)	$757,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$703	$26,452	$5,633	$—	$32,788
Deferred revenues	—	217	977	—	1,194
Accrued expenses	23,874	19,982	4,383	—	48,239
Total current liabilities	24,577	46,651	10,993	—	82,221
Long-term debt, less unamortized discount and debt issuance costs	462,339	—	—	—	462,339
Deferred income taxes	—	43,151	—	(39,090)	4,061
Other noncurrent liabilities	4,525	3,186	1,181	—	8,892
Total liabilities	491,441	92,988	12,174	(39,090)	557,513
Total shareholders’ equity	200,187	591,031	21,748	(612,779)	200,187
Total liabilities and shareholders’ equity	$691,628	$684,019	$33,922	$(651,869)	$757,700

	December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$72,258	$(1,881)	$3,263	$—	$73,640
Restricted cash	2,008	—	—	—	2,008
Receivables, net of allowance	7	93,866	19,174	(42)	113,005
Intercompany receivable (payable)	(24,836)	51,532	(26,696)	—	—
Inventory	—	7,741	6,316	—	14,057
Assets held for sale	—	6,620	—	—	6,620
Prepaid expenses and other current assets	1,238	3,193	1,798	—	6,229
Total current assets	50,675	161,071	3,855	(42)	215,559
Net property and equipment	2,011	521,080	26,532	—	549,623
Investment in subsidiaries	596,927	20,095	—	(617,022)	—
Deferred income taxes	38,028	—	—	(38,028)	—
Other noncurrent assets	496	788	403	—	1,687
Total assets	$688,137	$703,034	$30,790	$(655,092)	$766,869
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286	$24,174	$5,078	$—	$29,538
Deferred revenues	—	97	808	—	905
Accrued expenses	12,504	37,814	4,195	(42)	54,471
Total current liabilities	12,790	62,085	10,081	(42)	84,914
Long-term debt, less unamortized discount and debt issuance costs	461,665	—	—	—	461,665
Deferred income taxes	—	41,179	—	(38,028)	3,151
Other noncurrent liabilities	3,586	2,843	614	—	7,043
Total liabilities	478,041	106,107	10,695	(38,070)	556,773
Total shareholders’ equity	210,096	596,927	20,095	(617,022)	210,096
Total liabilities and shareholders’ equity	$688,137	$703,034	$30,790	$(655,092)	$766,869

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,867	$17,611	$—	$144,478
Costs and expenses:
Operating costs	—	89,809	12,957	—	102,766
Depreciation and amortization	291	22,009	1,447	—	23,747
General and administrative	6,238	12,539	522	(105)	19,194
Bad debt recovery	—	(52)	—	—	(52)
Gain on dispositions of property and equipment, net	—	(321)	(14)	—	(335)
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	6,529	122,769	16,127	(105)	145,320
Income (loss) from operations	(6,529)	4,098	1,484	105	(842)
Other income (expense):
Equity in earnings of subsidiaries	4,549	1,653	—	(6,202)	—
Interest expense, net of interest capitalized	(9,516)	—	3	—	(9,513)
Other	2	219	388	(105)	504
Total other income (expense)	(4,965)	1,872	391	(6,307)	(9,009)
Income (loss) before income taxes	(11,494)	5,970	1,875	(6,202)	(9,851)
Income tax (expense) benefit [1]	355	(1,421)	(222)	—	(1,288)
Net income (loss)	$(11,139)	$4,549	$1,653	$(6,202)	$(11,139)

	Three months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$85,086	$10,671	$—	$95,757
Costs and expenses:
Operating costs	—	65,135	7,593	—	72,728
Depreciation and amortization	301	23,069	1,622	—	24,992
General and administrative	5,829	11,603	450	(138)	17,744
Bad debt recovery	—	(363)	—	—	(363)
Gain on dispositions of property and equipment, net	—	(456)	(15)	—	(471)
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	6,130	97,773	10,865	(138)	114,630
Income (loss) from operations	(6,130)	(12,687)	(194)	138	(18,873)
Other income (expense):
Equity in earnings of subsidiaries	(8,585)	(648)	—	9,233	—
Interest expense, net of interest capitalized	(6,016)	(43)	—	—	(6,059)
Other	16	213	(235)	(138)	(144)
Total other income (expense)	(14,585)	(478)	(235)	9,095	(6,203)
Income (loss) before income taxes	(20,715)	(13,165)	(429)	9,233	(25,076)
Income tax (expense) benefit [1]	(4,409)	4,580	(219)	—	(48)
Net income (loss)	$(25,124)	$(8,585)	$(648)	$9,233	$(25,124)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(16,310)	$19,012	$2,355	$—	$5,057

Cash flows from investing activities:
Purchases of property and equipment	(179)	(8,978)	(2,500)	—	(11,657)
Proceeds from sale of property and equipment	—	1,283	—	—	1,283
Proceeds from insurance recoveries	—	508	15	—	523
	(179)	(7,187)	(2,485)	—	(9,851)

Cash flows from financing activities:
Debt issuance costs	(33)	—	—	—	(33)
Purchase of treasury stock	(95)	—	—	—	(95)
Intercompany contributions/distributions	10,860	(10,805)	(55)	—	—
	10,732	(10,805)	(55)	—	(128)

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,757)	1,020	(185)	—	(4,922)
Beginning cash, cash equivalents and restricted cash	74,266	(1,881)	3,263	—	75,648
Ending cash, cash equivalents and restricted cash	$68,509	$(861)	$3,078	$—	$70,726

	Three months ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(14,236)	$(8,233)	$649	$—	$(21,820)

Cash flows from investing activities:
Purchases of property and equipment	(127)	(24,013)	(813)	270	(24,683)
Proceeds from sale of property and equipment	—	7,387	31	(270)	7,148
Proceeds from insurance recoveries	—	3,119	—	—	3,119
	(127)	(13,507)	(782)	—	(14,416)

Cash flows from financing activities:
Debt repayments	(6,305)	—	—	—	(6,305)
Proceeds from issuance of debt	40,000	—	—	—	40,000
Purchase of treasury stock	(363)	—	—	—	(363)
Intercompany contributions/distributions	(21,598)	21,653	(55)	—	—
	11,734	21,653	(55)	—	33,332

Net decrease in cash and cash equivalents	(2,629)	(87)	(188)	—	(2,904)
Beginning cash and cash equivalents	9,898	(764)	1,060	—	10,194
Ending cash and cash equivalents	$7,269	$(851)	$872	$—	$7,290

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, decisions about exploration and development projects to be made by oil and gas exploration and production companies, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, future compliance with covenants under debt agreements, including our senior secured term loan, our senior secured revolving asset-based credit facility, and our senior notes, operating hazards inherent in our operations, the supply of marketable drilling rigs, well servicing rigs, coiled tubing units and wireline units within the industry, the continued availability of new components for drilling rigs, well servicing rigs, coiled tubing units and wireline units, the continued availability of qualified personnel, the success or failure of our acquisition strategy, including our ability to finance acquisitions, manage growth and effectively integrate acquisitions, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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
24

•
Production Services— Our production services business segments provide a range of well, wireline and coiled tubing services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Mid-Continent and Rocky Mountain states and in the Gulf Coast region, both onshore and offshore.

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of March 31, 2018, we have a fleet of 113 rigs with 550 horsepower and 12 rigs with 600 horsepower with operations in 10 locations, mostly in the Gulf Coast states, as well as in Arkansas, North Dakota, and Colorado.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing, and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of March 31, 2018, we have a fleet of 108 wireline units in 16 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is another important element of the well servicing industry that allows operators to continue production during service operations on a well under pressure without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. As of March 31, 2018, our coiled tubing business consists of 10 onshore and four offshore coiled tubing units which are deployed through three operating locations that provide services in Texas, Louisiana, Wyoming and surrounding areas.

Pioneer Energy Services Corp. was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Over the last 15 years, we have significantly expanded and transformed our business through acquisitions and organic growth. Our business is comprised of two business lines — Drilling Services and Production Services. We report our Drilling Services business as two reportable segments: (i) Domestic Drilling and (ii) International Drilling. We report our Production Services business as three reportable segments: (i) Well Servicing, (ii) Wireline Services, and (iii) Coiled Tubing Services. We revised our reportable business segments as of the fourth quarter of 2017 to reflect changes in the basis used by management in making decisions regarding our business for resource allocation and performance assessment. Financial information about our operating segments is included in Note 9, Segment Information, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Pioneer Energy Services Corp.’s corporate office is located at 1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209. Our phone number is (855) 884-0575 and our website address is www.pioneeres.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this report or otherwise made part of this report.
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
For additional information concerning the effects of the volatility in oil and gas prices and the effects of technological advancements and trends in our industry, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.
Market Conditions — Our industry is currently experiencing a recovery from a severe down cycle that began in late 2014 and which persisted through 2016, during which WTI oil prices dipped below $30 in early 2016. A modest recovery in commodity prices began in the latter half of 2016 with WTI oil prices steadily increasing from $48 per barrel as of June 30, 2016 to approximately $60 per barrel at the end of 2017, and reaching $65 per barrel at March 31, 2018.

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
The trends in commodity pricing and domestic rig counts over the last 12 months are illustrated below:
With the increases in commodity prices that began in late 2016, we experienced a resulting increase in activity and revenue rates for our services during 2017 and 2018.
Our well servicing rig hours and coiled tubing revenue days during the quarter ended March 31, 2018 increased by 8% and 22%, respectively, as compared to the first quarter of 2017, while an increase in the proportion of the work performed attributable to completion-related activity and larger diameter coiled tubing services during this same period resulted in significant increases in our average revenues for wireline and coiled tubing services performed (on a per job and day basis, respectively).
We began 2017 with utilization of our domestic fleet at 81% and four rigs working in Colombia. Since then, utilization of our domestic fleet has increased to 100%, and seven of our eight international rigs are currently earning revenues under term contracts. As of March 31, 2018, 23 of our 24 drilling rigs are earning revenues, 21 of which are under term contracts, which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts		Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic rigs	2	14	5	7	1	1	—
International rigs	—	7	—	2	1	—	4
	2	21	5	9	2	1	4

The term contracts for our international drilling rigs are cancelable by our clients without penalty, although the contracts require 30 days notice and payment for demobilization services. We are actively marketing our idle drilling rig in Colombia to various operators and we are evaluating other options, including the possibility of the sale of some or all of our assets in Colombia.
Absent a significant decline in commodity prices, we expect continued improvement in activity and pricing through the remainder of 2018. Although we expect a highly competitive environment to continue, we believe our high-quality equipment, services and safety record make us well positioned to compete.
Liquidity and Capital Resources
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	total cash and cash equivalents ($70.7 million as of March 31, 2018);

•	cash generated from operations ($5.1 million during the three months ended March 31, 2018);

•	proceeds from sales of certain non-strategic assets; and

•	the unused portion of our asset-based lending facility ($56.6 million as of March 31, 2018).
Our asset-based lending facility (the “ABL Facility”) provides for a senior secured revolving asset-based credit facility, with sub-limits for letters of credit, of up to a current aggregate commitment amount of $75 million, subject to availability under a borrowing base generally comprised of a percentage of our accounts receivable and inventory. The ABL Facility is generally set to mature 90 days prior to the maturity of the Term Loan, subject to certain circumstances, including the future repayment, extinguishment or refinancing of our Term Loan and/or Senior Notes prior to their respective maturity dates.
We have not drawn upon our ABL Facility to date. As of March 31, 2018, we had $9.7 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $56.6 million. Borrowings available under the ABL Facility are available for general corporate purposes and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additional information regarding these covenants is provided in the Debt Compliance Requirements section below.
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. On May 15, 2015, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of March 31, 2018, $234.6 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Term Loan, ABL Facility and Senior Notes.
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
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements generally increase during periods when rig construction projects are in progress or during periods of expansion in our production services business, at which times we have been more likely to access capital through equity or debt financing. Additionally, our working capital needs may increase in periods of increasing activity following a sustained period of low activity. During periods of sustained low activity and pricing, we may access additional capital through the use of available funds under our ABL Facility.
Working Capital — Our working capital was $132.2 million at March 31, 2018, compared to $130.6 million at December 31, 2017. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.6 at March 31, 2018, as compared to 2.5 at December 31, 2017. The changes in the components of our working capital were as follows (amounts in thousands), and as described below:

	March 31, 2018	December 31, 2017	Change
Cash and cash equivalents	$68,726	$73,640	$(4,914)
Restricted cash	2,000	2,008	(8)
Receivables:
Trade, net of allowance for doubtful accounts	76,438	79,592	(3,154)
Unbilled receivables	22,306	16,029	6,277
Insurance recoveries	13,964	13,874	90
Other receivables	3,816	3,510	306
Inventory	16,100	14,057	2,043
Assets held for sale	6,139	6,620	(481)
Prepaid expenses and other current assets	4,914	6,229	(1,315)
Current assets	214,403	215,559	(1,156)
Accounts payable	32,788	29,538	3,250
Deferred revenues	1,194	905	289
Accrued expenses:
Payroll and related employee costs	19,955	21,023	(1,068)
Insurance claims and settlements	13,964	13,289	675
Insurance premiums and deductibles	6,136	6,742	(606)
Interest	1,917	6,624	(4,707)
Other	6,267	6,793	(526)
Current liabilities	82,221	84,914	(2,693)
Working capital	$132,182	$130,645	$1,537

•
Cash and cash equivalents — The change in cash and cash equivalents during 2018 is primarily due to $11.7 million of cash used for the purchase of property and equipment, partially offset by $5.1 million of cash from operating activities.

•
Trade and unbilled receivables — The net increase in our total trade and unbilled receivables during 2018 is primarily due to the 14% increase in our revenues during the quarter ended March 31, 2018, as compared to the quarter ended December 31, 2017. Our domestic trade receivables generally turn over within 60 days, and our Colombian trade receivables generally turn over within 100 days.

•
Inventory — The increase in inventory during 2018 is primarily due to the increase in activity for our international operations, as well as purchases of supplies and job materials for our wireline and coiled tubing operations.

•
Prepaid expenses and other current assets — The decrease in prepaid expenses and other current assets during 2018 is primarily due to the amortization of prepaid insurance premiums which are generally paid in late October each year.

•
Accounts payable — Our accounts payable generally turn over within 90 days. The increase in accounts payable during 2018 is primarily due to the 11% increase in our operating costs for the quarter ended March 31, 2018 as compared to the quarter ended December 31, 2017.

•
Accrued payroll and related employee costs — The decrease in accrued payroll and related employee costs during 2018 is primarily due a decrease in annual incentive compensation associated with the payment of 2017 annual bonuses which were fully accrued at December 31, 2017 and were paid in the first quarter of 2018. The decrease in accrued payroll and related employee costs is largely offset by an increase in payroll related accruals attributable to the timing of pay periods and the associated withholding and unemployment tax payments.

•
Accrued interest — The decrease in accrued interest expense during 2018 is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15. Interest on our Term Loan is paid monthly.

Debt and Other Contractual Obligations — The following table includes information about the amount and timing of our contractual obligations at March 31, 2018 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$475,000	$—	$—	$475,000	$—
Interest on debt	135,885	35,228	70,455	30,202	—
Purchase commitments	20,840	20,840	—	—	—
Operating leases	9,320	2,920	3,246	1,458	1,696
Incentive compensation	22,586	4,608	15,256	2,722	—
	$663,631	$63,596	$88,957	$509,382	$1,696

•
Debt — Debt obligations at March 31, 2018 consist of $300 million of principal amount outstanding under our Senior Notes which mature on March 15, 2022 and $175 million of principal amount outstanding under our Term Loan which is expected to mature December 14, 2021. As of March 31, 2018, we had no debt outstanding under our ABL Facility.

•
Interest on debt — Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year until maturity on March 15, 2022. Interest payment obligations on our Term Loan were estimated based on (1) the 9.6% interest rate that was in effect at March 31, 2018, and (2) the principal balance of $175 million at March 31, 2018, and assuming repayment of the outstanding balance occurs at December 14, 2021.

•
Purchase commitments — Purchase commitments primarily pertain to remaining obligations for the purchase of two new coiled tubing units, which are expected to be ready for service in the second quarter and fourth quarter this year, and job supply purchases for our wireline and coiled tubing operations. Other purchase commitments include committed routine capital expenditures and the remaining installments on one new wireline unit that is on order for delivery later in 2018.

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

Debt Compliance Requirements — The following is a summary of our debt compliance requirements including covenants, restrictions and guarantees, all of which are described in more detail in Note 5, Debt, and Note 11, Guarantor/Non-Guarantor Condensed Consolidating Financial Statements, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
The ABL Facility also contains customary restrictive covenants which, subject to certain exceptions, limit, among other things, our ability to enter into certain transactions. Additionally, if our availability under the ABL Facility is less than 15%

of the maximum amount (or $11.25 million), we are required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility, of at least 1.00 to 1.00, measured on a trailing 12 month basis.
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
As of March 31, 2018, we were in compliance with all covenants required by our Term Loan, ABL Facility and Senior Notes.
Capital Expenditures — During the three months ended March 31, 2018, we spent $11.7 million on purchases of property and equipment and placed into service property and equipment of $14.6 million. Currently, we expect to spend approximately $60 million on capital expenditures during 2018, which includes approximately $20 million for the purchase of two large-diameter coiled tubing units, remaining payments on three wireline units, two of which were delivered in January, and additional drilling and production services equipment.
Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, and the level of rig build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2018 from operating cash flow in excess of our working capital requirements, proceeds from sales of certain non-strategic assets, remaining proceeds from our Term Loan issuance, and from available borrowings under our ABL Facility, if necessary.

Results of Operations
Statements of Operations Analysis
The following table provides certain information about our operations, including a detail of each of our business segments’ revenues, operating costs and gross margin, and the percentage of the consolidated amount of each which is attributable to each business segment, for the three months ended March 31, 2018 and 2017 (amounts in thousands, except percentages):

	Three months ended March 31,
	2018		2017
Revenues:
Domestic drilling	$35,926	25%	$28,345	30%
International drilling	17,611	12%	10,671	10%
Drilling services	53,537	37%	39,016	40%
Well servicing	21,114	15%	18,734	20%
Wireline services	56,601	39%	32,546	34%
Coiled tubing services	13,226	9%	5,461	6%
Production services	90,941	63%	56,741	60%
Consolidated revenues	$144,478	100%	$95,757	100%

Operating costs:
Domestic drilling	$20,898	20%	$19,509	27%
International drilling	12,961	13%	7,598	10%
Drilling services	33,859	33%	27,107	37%
Well servicing	15,570	15%	14,037	19%
Wireline services	42,486	41%	25,946	36%
Coiled tubing services	10,851	11%	5,638	8%
Production services	68,907	67%	45,621	63%
Consolidated operating costs	$102,766	100%	$72,728	100%

Gross margin:
Domestic drilling	$15,028	36%	$8,836	38%
International drilling	4,650	11%	3,073	13%
Drilling services	19,678	47%	11,909	51%
Well servicing	5,544	13%	4,697	20%
Wireline services	14,115	34%	6,600	29%
Coiled tubing services	2,375	6%	(177)	—%
Production services	22,034	53%	11,120	49%
Consolidated gross margin	$41,712	100%	$23,029	100%

Consolidated:
Net loss	$(11,139)		$(25,124)
Adjusted EBITDA (1)	$23,409		$5,975
(1)    Adjusted EBITDA represents income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and any loss on extinguishment of debt or impairment. Adjusted EBITDA is a non-GAAP measure that our management uses to facilitate period-to-period comparisons of our core operating performance and to evaluate our long-term financial performance against that of our peers. We believe that this measure is useful to investors and analysts in allowing for greater transparency of our core operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. Adjusted EBITDA may not be comparable to other similarly titled measures reported by other companies.

A reconciliation of net loss, as reported, to Adjusted EBITDA, and a reconciliation of net loss, as reported, to consolidated gross margin are set forth in the following table.

	Three months ended March 31,
	2018	2017
	(amounts in thousands)
Net loss	$(11,139)	$(25,124)
Depreciation and amortization	23,747	24,992
Interest expense	9,513	6,059
Income tax expense	1,288	48
Adjusted EBITDA	23,409	5,975
General and administrative	19,194	17,744
Bad debt recovery	(52)	(363)
Gain on dispositions of property and equipment, net	(335)	(471)
Other expense (income)	(504)	144
Consolidated gross margin	$41,712	$23,029
Consolidated gross margin — Our consolidated gross margin increased by 81% for the three months ended March 31, 2018 as compared to the corresponding period in 2017, as a result of higher demand for each of our drilling and production services business segments. Of the $18.7 million increase in consolidated gross margin, 58% is attributable to our production services segments, primarily due to improved demand for our wireline services, while the remaining increase is attributable to our drilling services business segments, primarily driven by increased domestic drilling activity.

•
Drilling Services — Our drilling services revenues increased by $14.5 million, or 37%, for the three months ended March 31, 2018 as compared to the corresponding period in 2017, while operating costs increased by $6.8 million, or 25%. The increases in our drilling services revenues and operating costs primarily resulted from a 28% increase in revenue days due to the increasing demand in our industry, especially in Colombia. The following table provides operating statistics for each of our drilling services segments:

	Three months ended March 31,
	2018	2017
Domestic drilling:
Average number of drilling rigs	16	16
Utilization rate	100%	86%
Revenue days	1,440	1,235

Average revenues per day	$24,949	$22,951
Average operating costs per day	14,513	15,797
Average margin per day	$10,436	$7,154

International drilling:
Average number of drilling rigs	8	8
Utilization rate	76%	44%
Revenue days	550	320

Average revenues per day	$32,020	$33,347
Average operating costs per day	23,565	23,744
Average margin per day	$8,455	$9,603
Our domestic drilling fleet utilization has been fully utilized since mid-2017, allowing us to achieve the higher margins of a fully utilized fleet. Our domestic drilling average revenues per day for the three months ended March 31, 2018 increased as compared to the corresponding period in 2017, while our average operating costs per day decreased, primarily due to increasing drilling dayrates and because additional costs were incurred during the first quarter of 2017 to deploy previously idle rigs under new contracts.

Our international drilling fleet utilization has steadily improved since the beginning of 2017, with seven of eight rigs utilized at March 31, 2018, versus two rigs utilized at March 31, 2017. Despite this utilization improvement, our average margin per day decreased slightly for the three months ended March 31, 2018 as compared to the corresponding period in 2017, due primarily to the additional costs incurred to deploy a previously idle rig during the first quarter of 2018.

•
Production Services — Our revenues from production services increased by $34.2 million, or 60%, for the three months ended March 31, 2018 as compared to the corresponding period in 2017, while operating costs increased by $23.3 million, or 51%, respectively. The increases in revenues and operating costs in our production services segments are a result of the increased demand for our services, particularly those that perform completion-related activities. The following table provides operating statistics for each of our production services segments:

	Three months ended March 31,
	2018	2017
Well servicing:
Average number of rigs	125	125
Utilization rate	47%	43%
Rig hours	40,774	37,709
Average revenue per hour	$518	$497

Wireline services:
Average number of units	110	114
Number of jobs	2,830	2,854
Average revenue per job	$20,000	$11,404

Coiled tubing services:
Average number of units	14	17
Revenue days	414	338
Average revenue per day	$31,947	$16,157
Increases in production services revenues and operating costs were led by our wireline services business segment, which experienced a significant increase in completion-related activity as wells that were drilled but not completed during the downturn created higher demand for completion services as our industry continues to recover. Although the number of wireline jobs we completed decreased slightly for the three months ended March 31, 2018 as compared to the corresponding period in 2017, average revenue per job increased by 75%, which is largely due to completion-related jobs that earn higher revenue rates but also incur higher costs for the job materials consumed on these types of jobs.
Our coiled tubing services business segment also experienced effects from the industry recovery as revenue days increased by 22% and average revenue per day increased by 98%, which was primarily due to a larger proportion of the work performed with larger diameter coiled tubing units which typically earn higher revenue rates as compared to smaller diameter coiled tubing units. Additionally, the successful expansion of our coiled tubing operations into a new market in late 2017 contributed to the improvement in 2018, as compared to the corresponding period in 2017.
Our well servicing business segment experienced a moderate increase in demand. Well servicing utilization increased to 47% for the three months ended March 31, 2018 from 43% during the corresponding period in 2017, representing a 8% increase in well servicing rig hours, while average revenue per hour also increased by 4%.
Depreciation and amortization expense — Our depreciation and amortization expense decreased by $1.2 million for the three months ended March 31, 2018 as compared to the corresponding period in 2017, primarily as a result of reduced capital expenditures during 2016 and 2017, during which time discretionary upgrades, refurbishments and purchases of new equipment were limited or deferred to preserve capital through the downturn.
Interest expense — Our interest expense increased by $3.5 million during the three months ended March 31, 2018, as compared to the corresponding period in 2017, primarily due to the issuance of our Term Loan in November 2017, from which a portion of the proceeds were used to repay and retire our Revolving Credit Facility. As a result, our total debt outstanding increased, as did the interest rate applicable to outstanding borrowings. Debt outstanding under our Term Loan was $175 million during the three months ended March 31, 2018, while the weighted average debt outstanding under our Revolving Credit Facility was approximately $56.1 million during the three months ended March 31, 2017, with annualized weighted average interest rates applicable to these borrowings during these periods of approximately 9.3% and 5.4%, respectively.
Income tax expense — Our effective income tax rate for the three months ended March 31, 2018 was lower than the federal statutory rate in the United States, primarily due to valuation allowances as well as effects of recent tax law changes, foreign currency translation, state taxes, and other permanent differences. For more detail, see Note 4, Valuation Allowances on Deferred Tax Assets and Recently Enacted Tax Reform, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
General and administrative expense — Our general and administrative expense increased by approximately $1.5 million, or 8%, for the three months ended March 31, 2018 as compared to the corresponding period in 2017, primarily related to increased compensation costs. The increase in compensation cost was primarily due to a $0.5 million increase in salary and related employee benefits during the three months ended March 31, 2018, partially as a result of increased headcount to accommodate higher activity levels, as well as a $0.3 million increase in accruals for certain incentive compensation plans.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Except for those related to the adoption of ASC Topic 606 discussed below, as of March 31, 2018, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition — In May 2014, the FASB issued ASU No. 2014-09, a comprehensive new revenue recognition standard that supersedes nearly all pre-existing revenue recognition guidance. The standard, and its related amendments, collectively referred to as ASC Topic 606, outlines a single comprehensive model for revenue recognition based on the core principle that a company will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.
We adopted this standard effective January 1, 2018 using the modified retrospective method, in which the standard has been applied to all contracts existing as of the date of initial application, with the cumulative effect of applying the standard recognized in retained earnings. Accordingly, revenues for reporting periods ending after January 1, 2018 are presented under ASC Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. In accordance with ASC Topic 606, we also adopted ASC Subtopic 340-40, Other Assets and Deferred Costs, Contracts with Customers, effective January 1, 2018, which requires that the incremental costs of obtaining or fulfilling a contract with a customer be recognized as an asset if the costs are expected to be recovered.
The adoption of these standards resulted in a cumulative effect adjustment of $0.1 million after applicable income taxes, which consists of the impact of the timing difference related to recognition of mobilization revenues and costs. Mobilization costs incurred are deferred and amortized over the expected period of benefit under ASC Subtopic 340-40, but were amortized over the initial contract term under the previous accounting guidance. The recognition of both mobilization revenues and costs begins when mobilization activity is completed under ASC Topic 606, but were recognized during the period of initial mobilization under the previous accounting guidance. Additionally, the opening balances of deferred mobilization costs were reclassified in accordance with ASC Subtopic 340-40, which requires classification of the entire deferred balance according to the duration of the original contract to which it relates, rather than bifurcating the asset into current and noncurrent portions.
For more information about the accounting under ASC Topic 606, and disclosures under the new standard, see Note 2, Revenue from Contracts with Customers, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Accounting estimates — Material estimates that are particularly susceptible to significant changes in the near term relate to our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contacts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance and our estimate of compensation related accruals.

•
In accordance with ASC Topic 606, Revenue from Contracts with Customers, we estimate certain variable revenues associated with the demobilization of our drilling rigs under daywork drilling contracts. We also make estimates of the applicable amortization periods for deferred mobilization costs, and for mobilization revenues related to cancelable term contracts which represent a material right to our clients. These estimates and assumptions are described in more detail in Note 2, Revenue from Contracts with Customers. In order to make these estimates, management considers all the facts and circumstances pertaining to each particular contract, our past experience and knowledge of current market conditions.

•
We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). Despite the recovery in commodity prices that began in late 2016 and continued through 2017, we continued to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment, and concluded there are no triggers present that require impairment testing as of March 31, 2018. The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analyses are reasonable and appropriate, different assumptions and estimates could materially impact the analyses and resulting conclusions.

•
As of March 31, 2018, we had $94.3 million and $12.3 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result, we have a valuation allowance that fully offsets our foreign and U.S. federal deferred tax assets as of March 31, 2018. The valuation allowance is the primary factor causing our effective tax rate to be significantly lower than the statutory rate. For more information, see Note 4, Valuation Allowances on Deferred Tax Assets and Recently Enacted Tax Reform, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Our accrued insurance premiums and deductibles as of March 31, 2018 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.2 million and our workers’ compensation, general liability and auto liability insurance of approximately $4.7 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the costs of administrative services associated with claims processing.

•
Our compensation expense includes estimates for certain of our long-term incentive compensation plans which have performance-based award components dependent upon our performance over a set performance period, as compared to the performance of a pre-defined peer group. The accruals for these awards include estimates which affect our compensation expense, employee related accruals and equity. The accruals are adjusted based on actual achievement levels at the end of the pre-determined performance periods. Additionally, our phantom stock unit awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation expense in our condensed consolidated statements of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation expense. This volatility increases as the phantom stock awards approach the vesting date. For more information, see Note 8, Stock-Based Compensation Plans, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk — We are subject to interest rate market risk on our variable rate debt. As of March 31, 2018, the principal amount under our Term Loan was $175 million, which is our only variable rate debt with an outstanding balance. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.4 million during the three months ended March 31, 2018. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2018.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian Pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in net foreign currency gains of $0.4 million for the three months ended March 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We did not make any unregistered sales of equity securities during the quarter ended March 31, 2018. The following table provides information relating to our repurchase of common shares during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	27,280	$3.44	—	—
February 1 - February 28	593	$2.75	—	—
March 1 - March 31	—	$—	—	—
Total	27,873	$3.43	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2018, to satisfy the employees’ tax withholding obligations in connection with the vesting of share-based compensation awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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
Dated: May 2, 2018

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

10.1+**		Pioneer Energy Services Corp. 2007 Incentive Plan Form of 2018 Performance Phantom Stock Unit Award Agreement.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.