Form 10-Q
period 2018-06-30
PIONEER ENERGY SERVICES CORP
filed 2018-07-31
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 13, 2018, there were 78,214,550 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,517	$73,640
Restricted cash	2,000	2,008
Receivables:
Trade, net of allowance for doubtful accounts	84,591	79,592
Unbilled receivables	22,951	16,029
Insurance recoveries	15,014	13,874
Other receivables	4,270	3,510
Inventory	17,719	14,057
Assets held for sale	6,433	6,620
Prepaid expenses and other current assets	6,710	6,229
Total current assets	221,205	215,559
Property and equipment, at cost	1,100,291	1,093,635
Less accumulated depreciation	567,014	544,012
Net property and equipment	533,277	549,623
Other noncurrent assets	2,562	1,687
Total assets	$757,044	$766,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,014	$29,538
Deferred revenues	1,921	905
Accrued expenses:
Payroll and related employee costs	29,315	21,023
Insurance claims and settlements	14,702	13,289
Insurance premiums and deductibles	6,238	6,742
Interest	6,361	6,624
Other	7,732	6,793
Total current liabilities	104,283	84,914
Long-term debt, less unamortized discount and debt issuance costs	463,072	461,665
Deferred income taxes	3,429	3,151
Other noncurrent liabilities	3,569	7,043
Total liabilities	574,353	556,773
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 200,000,000 shares authorized; 78,214,550 and 77,719,021 shares outstanding at June 30, 2018 and December 31, 2017, respectively	7,900	7,835
Additional paid-in capital	548,461	546,158
Treasury stock, at cost; 789,532 and 630,688 shares at June 30, 2018 and December 31, 2017, respectively	(4,965)	(4,416)
Accumulated deficit	(368,705)	(339,481)
Total shareholders’ equity	182,691	210,096
Total liabilities and shareholders’ equity	$757,044	$766,869

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)

Revenues	$154,782	$107,130	$299,260	$202,887

Costs and expenses:
Operating costs	114,197	79,059	216,963	151,787
Depreciation and amortization	23,287	24,740	47,034	49,732
General and administrative	24,829	16,112	44,023	33,856
Bad debt recovery, net of expense	(370)	(226)	(422)	(589)
Impairment	2,368	795	2,368	795
Gain on dispositions of property and equipment, net	(726)	(621)	(1,061)	(1,092)
Total costs and expenses	163,585	119,859	308,905	234,489
Loss from operations	(8,803)	(12,729)	(9,645)	(31,602)

Other income (expense):
Interest expense, net of interest capitalized	(9,642)	(6,418)	(19,155)	(12,477)
Other income (expense), net	44	73	548	(71)
Total other expense, net	(9,598)	(6,345)	(18,607)	(12,548)

Loss before income taxes	(18,401)	(19,074)	(28,252)	(44,150)
Income tax (expense) benefit	249	(1,135)	(1,039)	(1,183)
Net loss	$(18,152)	$(20,209)	$(29,291)	$(45,333)

Loss per common share - Basic	$(0.23)	$(0.26)	$(0.38)	$(0.59)

Loss per common share - Diluted	$(0.23)	$(0.26)	$(0.38)	$(0.59)

Weighted average number of shares outstanding—Basic	77,944	77,377	77,776	77,225

Weighted average number of shares outstanding—Diluted	77,944	77,377	77,776	77,225

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(29,291)	$(45,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,034	49,732
Allowance for doubtful accounts, net of recoveries	(422)	(589)
Gain on dispositions of property and equipment, net	(1,061)	(1,092)
Stock-based compensation expense	2,356	2,335
Amortization of debt issuance costs and discount	1,422	930
Impairment	2,368	795
Deferred income taxes	273	768
Change in other noncurrent assets	(199)	299
Change in other noncurrent liabilities	(3,480)	(1,563)
Changes in current assets and liabilities:
Receivables	(12,368)	(27,687)
Inventory	(3,662)	(2,151)
Prepaid expenses and other current assets	(785)	(403)
Accounts payable	5,858	7,441
Deferred revenues	619	(244)
Accrued expenses	8,463	465
Net cash provided by (used in) operating activities	17,125	(16,297)

Cash flows from investing activities:
Purchases of property and equipment	(31,485)	(40,032)
Proceeds from sale of property and equipment	2,225	7,748
Proceeds from insurance recoveries	541	3,119
Net cash used in investing activities	(28,719)	(29,165)

Cash flows from financing activities:
Debt repayments	—	(12,305)
Proceeds from issuance of debt	—	55,000
Proceeds from exercise of options	12	—
Purchase of treasury stock	(549)	(533)
Net cash provided by (used in) financing activities	(537)	42,162

Net decrease in cash, cash equivalents and restricted cash	(12,131)	(3,300)
Beginning cash, cash equivalents and restricted cash	75,648	10,194
Ending cash, cash equivalents and restricted cash	$63,517	$6,894

Supplementary disclosure:
Interest paid	$18,073	$11,971
Income tax paid	$1,789	$630
Noncash investing and financing activity:
Change in capital expenditure accruals	$2,440	$1,952

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
Our drilling services business segments provide contract land drilling services through three domestic divisions which are located in the Marcellus/Utica, Permian Basin and Eagle Ford, and Bakken regions, and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. All of our rigs are equipped with 1,500 horsepower or greater drawworks. Our drilling rig fleet is 100% pad-capable and offers the latest advancements in pad drilling. The following table summarizes our current rig fleet count and composition for each drilling services business segment:

	Multi-well, Pad-capable
	AC rigs	SCR rigs	Total
Domestic drilling	16	—	16
International drilling	—	8	8
			24
In July 2018, we entered into a three-year term contract for the construction of a new 1,500 horsepower, AC pad-optimal rig which we expect to deploy in early 2019 to the Permian Basin.
Our production services business segments provide a range of well, wireline and coiled tubing services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Gulf Coast, Mid-Continent and Rocky Mountain states. The following table summarizes our current fleet count and composition for each of our production services business segments, including one coiled tubing unit which was delivered in early July:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	113	12	125

	Onshore	Offshore	Total
Wireline services units	104	—	104
Coiled tubing services units	9	2	11
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
Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2018, through the filing of this Form 10-Q, for inclusion as necessary.
Reclassifications — Certain amounts in the unaudited condensed consolidated financial statements for the prior year periods have been reclassified to conform to the current year’s presentation.
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
As a lessor, we expect the adoption of this new standard will apply to our drilling contracts and as a result, we expect to have a lease component and a service component of our revenues derived from these contracts. However, recent FASB tentative decisions indicate that additional practical expedients may be adopted by the FASB which, if adopted, we expect would allow us to continue to recognize and present our revenues from drilling contracts (both lease and service components) as one revenue stream in our consolidated statements of operations. We have not yet determined the impact this standard may have on our production services businesses. We continue to evaluate the impact of this guidance and have not yet determined its impact on our financial position and results of operations.
Additional Detail of Account Balances and Related-Party Transactions
Cash and Cash Equivalents — As of June 30, 2018, we had $50.1 million of cash equivalents, consisting of investments in highly-liquid money-market mutual funds. We had no cash equivalents at December 31, 2017.
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
Related-Party Transactions — During the six months ended June 30, 2018 and 2017, the Company paid approximately $120,000 and $70,000, respectively, for trucking and equipment rental services, which represented arms-length transactions, to Gulf Coast Lease Service. Joe Freeman, our Senior Vice President of Well Servicing, serves as the President of Gulf Coast Lease Service, which is owned and operated by Mr. Freeman’s two sons. Mr. Freeman does not receive compensation from Gulf Coast Lease Service, and he serves primarily in an advisory role to his sons.

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
Our current and noncurrent deferred revenues and costs as of June 30, 2018 and January 1, 2018 were as follows (amounts in thousands):

	June 30, 2018	January 1, 2018
Current deferred revenues	$1,921	$1,287
Current deferred costs	633	1,072

Noncurrent deferred revenues	$964	$564
Noncurrent deferred costs	1,425	1,177

The changes in deferred revenue and cost balances during the three and six months ended June 30, 2018 are primarily related to the increase in deferred mobilization revenue and cost balances for the deployment of one international rig under a new term contract in the first quarter of 2018, an increase in deferred revenues associated with a prepayment made by one of our international clients, and decreases related to the amortization of deferred revenues and costs during the period. Amortization of deferred revenues and costs during the three and six months ended June 30, 2018 and 2017 were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of deferred revenues	$542	$521	$1,041	$1,297
Amortization of deferred costs	486	1,219	949	2,686
As of June 30, 2018, all 16 of our domestic drilling rigs are operating under daywork contracts, 14 of which are term contracts, and seven of our eight international drilling rigs are operating under term daywork contracts. The term contracts for our international drilling rigs are cancelable by our clients without penalty, although the contracts require 30 days notice and payment for demobilization services. The spot contracts for our domestic drilling rigs are also terminable by our client with 30 days notice, but typically do not include a required payment for demobilization services. Revenues associated with the initial mobilization and/or demobilization of drilling rigs under cancelable contracts are deferred and recognized ratably over the anticipated duration of the original contract, which is the period during which we expect our client to benefit from the mobilization of the rig, and represents a separate performance obligation because the payment for mobilization and/or demobilization creates a material right to our client during the cancelable period, for which the transaction price is allocated to the optional goods and services expected to be provided.
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
Impact of ASC Topic 606 on Financial Statement Line Items and Disclosures
Our revenue recognition pattern under ASC Topic 606 is similar to revenue recognition under the previous accounting guidance, except for: (i) the timing of recognition of demobilization revenues which are estimated and recognized ratably over the term of the related contract under ASC Topic 606, and constrained when appropriate, but were previously not recognized until the activity was performed under previous guidance; (ii) the timing of recognition of mobilization revenues and costs which are recognized over the applicable amortization period beginning when the initial mobilization of the rig is completed, but which, under previous guidance, we recognized over the related contract term beginning when the initial mobilization activity commenced, (iii) the timing of recognition of mobilization costs which are deferred and recognized ratably over the expected period of benefit, but which, under previous guidance, we recognized ratably over the term of the initial contract; and (iv) presentation of mobilization costs which are presented as either current or noncurrent according to the duration of the original contract to which it relates under ASC Topic 606, but which we bifurcated and presented both current and noncurrent portions in separate line items under previous guidance.

These differences have not had a material impact on our condensed consolidated financial position or results of operations as of and for the three and six months ended June 30, 2018. Additionally, we have determined that any disclosures required by ASC Topic 606 which are not presented herein are either not applicable, or are not material.
3.    Property and Equipment
Capital Expenditures — Our capital expenditures were $33.9 million and $42.0 million during the six months ended June 30, 2018 and 2017, respectively, which includes $0.1 million and $0.3 million, respectively, of capitalized interest costs incurred. Capital expenditures during the six months ended June 30, 2018 primarily related to various routine expenditures to maintain our fleets and purchase new support equipment, as well as the expansion of our wireline and coiled tubing fleets, vehicle fleet upgrades in all business segments, and capital projects to upgrade and refurbish certain of our international and domestic drilling rigs. Capital expenditures during the six months ended June 30, 2017 primarily related to the acquisition of 20 well servicing rigs, expansion of our wireline fleet, upgrades to drilling rigs and other new drilling equipment.
At June 30, 2018, capital expenditures incurred for property and equipment not yet placed in service was $14.4 million, primarily related to installments of $5.6 million on the purchase of two coiled tubing units, one of which was put into service in early July, as well as refurbishments and upgrades of various drilling and production services equipment. At December 31, 2017, property and equipment not yet placed in service was $6.8 million, primarily related to routine refurbishments on one international drilling rig in preparation for its deployment in 2018, installments on the purchase of three wireline units and one coiled tubing unit, and scheduled refurbishments on drilling and production services equipment.
Gain/Loss on Disposition of Property — During the six months ended June 30, 2018, we recognized net gains of $1.1 million on the disposition of various property and equipment, including the sale of six wireline units and one drilling rig, which was previously held for sale. During the six months ended June 30, 2017, we recognized a net gain of $1.1 million on the disposition of property and equipment which was primarily related to the loss of drill pipe in operation, for which we were reimbursed by the client, gains on sales of vehicles which were used in our production services segments’ operations, and a gain on the disposal of two cranes that were damaged.
Assets Held for Sale — As of June 30, 2018, our condensed consolidated balance sheet reflects assets held for sale of $6.4 million, which primarily represents the fair value of two domestic SCR drilling rigs and one domestic mechanical drilling rig, as well as other drilling equipment, six offshore wireline units and five coiled tubing units. All of the wireline units and three of the coiled tubing units were subsequently sold in July 2018. During the six months ended June 30, 2018 and 2017, we recognized impairment charges of $2.4 million and $0.8 million, respectively, to reduce the carrying values of assets which were classified as held for sale, to their estimated fair values, based on expected sales prices which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures.
As of December 31, 2017, our condensed consolidated balance sheet reflects assets held for sale of $6.6 million, which primarily represents the fair value of three domestic SCR drilling rigs and one domestic mechanical drilling rig, as well as other drilling equipment, two offshore wireline units and one coiled tubing unit and other spare equipment.
Impairments — We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). Beginning in late 2014, oil prices declined significantly resulting in a downturn in our industry that persisted through 2016, affecting both drilling and production services. Despite the recovery in commodity prices that began in late 2016 and continued through 2017, we continued to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment, and concluded there are no triggers present that require impairment testing as of June 30, 2018. The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment.

4.	Valuation Allowances on Deferred Tax Assets and Recently Enacted Tax Reform
Valuation Allowances on Deferred Tax Assets
As of June 30, 2018, we had $95.2 million and $11.8 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
In performing this analysis as of June 30, 2018 in accordance with ASC Topic 740, Income Taxes, we assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of negative evidence evaluated is the cumulative loss incurred during previous years. Such negative evidence limits the ability to consider other positive evidence that is subjective, such as projections for taxable income in future years. As a result, we would recognize a benefit only to the extent that reversals of deferred income tax liabilities are expected to generate taxable income in each relevant jurisdiction in future periods which would offset our deferred tax assets.
Our domestic federal net operating losses generated through 2017 have a 20 year carryforward period and can be used to offset future domestic taxable income until their expiration, beginning in 2030, with the latest expiration in 2037. Losses generated after 2017 have an unlimited carryforward period and are limited in usage to 80% of taxable income (pursuant to the Tax Reform Act mentioned below). The majority of our foreign net operating losses generated through 2016 have an indefinite carryforward period, while losses generated after 2016 have a carryforward period of 12 years. As of June 30, 2018, we have a valuation allowance that fully offsets our foreign and domestic federal deferred tax assets.
During the three and six months ended June 30, 2018, we provided valuation allowance adjustments on deferred tax assets of $1.5 million and $5.7 million, respectively. During the three and six months ended June 30, 2017, we provided valuation allowance adjustments on deferred tax assets of $3.5 million and $13.2 million, respectively. The valuation allowance is the primary factor causing our effective tax rate to be significantly lower than the statutory rate. The amount of the deferred tax asset considered realizable, however, would increase if cumulative losses are no longer present and additional weight is given to subjective evidence in the form of projected future taxable income.
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
Territorial Tax System — To minimize tax base erosion with a territorial tax system, beginning in 2018, the Tax Reform Act provides for a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. We are now subject to GILTI, but have not yet triggered an income inclusion as of June 30, 2018. Any future inclusion is expected to be offset by net operating loss carry forwards in the U.S. We are still evaluating, pending further interpretive guidance, whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.
Limitation on Interest Expense Deduction — The new limitation on interest expense resulted in a $14.1 million disallowance for the period ended June 30, 2018; however, this adjustment is offset fully by our net operating loss carry forwards. The disallowed interest has an indefinite carry forward period and any limitations on the utilization of this interest expense carryforward have been factored into our valuation allowance analysis.
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
Our accounting is complete as of June 30, 2018 and December 31, 2017 as related to the re-measurement of deferred taxes to the new tax rate of 21%, repeal of the AMT, mandatory repatriation, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, and limitation of net operating losses generated after 2017 to 80% of taxable income. With respect to the new GILTI provision, we are awaiting further interpretive guidance regarding the possible application of deferred taxes to GILTI.
5.     Debt
Our debt consists of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Senior secured term loan	$175,000	$175,000
Senior notes	300,000	300,000
	475,000	475,000
Less unamortized discount (based on imputed interest rate of 10.46%)	(3,036)	(3,387)
Less unamortized debt issuance costs	(8,892)	(9,948)
	$463,072	$461,665
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
We have not drawn upon the ABL Facility to date. As of June 30, 2018, we had $9.7 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $62.0 million. Borrowings available under the ABL Facility are available for general corporate purposes and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additionally, if our availability under the ABL Facility is less than 15% of the maximum amount (or $11.25 million), we are required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility, of at least 1.00 to 1.00, measured on a trailing 12 month basis.
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
The FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. Our financial instruments consist primarily of cash and cash equivalents, trade and other receivables, trade payables, phantom stock unit awards and long-term debt.

The carrying value of cash and cash equivalents, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. At June 30, 2018 and December 31, 2017, the aggregate estimated fair value of our phantom stock unit awards was $18.3 million and $6.1 million, respectively, for which the vested portion recognized as a liability in our condensed consolidated balance sheets was $10.1 million and $3.6 million, respectively. The phantom stock unit awards, and the measurement of fair value for these awards, are described in more detail in Note 8, Stock-Based Compensation Plans.
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

		June 30, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	2	$296,578	$286,875	$296,181	$243,948
Senior secured term loan	3	166,494	$181,781	165,484	171,613
		$463,072	$468,656	$461,665	$415,561

7.	Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator (both basic and diluted):
Net loss	$(18,152)	$(20,209)	$(29,291)	$(45,333)
Denominator:
Weighted-average shares (denominator for basic earnings (loss) per share)	77,944	77,377	77,776	77,225
Dilutive effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—	—	—
Denominator for diluted earnings (loss) per share	77,944	77,377	77,776	77,225
Loss per common share - Basic	$(0.23)	$(0.26)	$(0.38)	$(0.59)
Loss per common share - Diluted	$(0.23)	$(0.26)	$(0.38)	$(0.59)
Potentially dilutive securities excluded as anti-dilutive	4,055	5,185	5,015	4,750

8.	Stock-Based Compensation Plans
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

The following table summarizes the stock-based compensation expense recognized, by award type, and the compensation expense (benefit) recognized for phantom stock unit awards during the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock option awards	$99	$246	$241	$477
Restricted stock awards	115	117	228	229
Restricted stock unit awards	883	645	1,887	1,629
	$1,097	$1,008	$2,356	$2,335
Phantom stock unit awards	$6,099	$(581)	$6,529	$(481)
Stock Option Awards
We grant stock option awards which generally become exercisable over a three-year period and expire ten years after the date of grant. Our stock-based compensation plans require that all stock option awards have an exercise price that is not less than the fair market value of our common stock on the date of grant. We issue shares of our common stock when vested stock option awards are exercised. We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. There were no stock options granted during the six months ended June 30, 2018.
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
The following table summarizes the number and weighted-average grant-date fair value of the restricted stock and restricted stock unit awards granted during the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Restricted Stock:
Restricted stock awards granted	78,632	167,272	78,632	167,272
Weighted-average grant-date fair value	$5.85	$2.75	$5.85	$2.75
Time-based RSUs:
Time-based RSUs granted	—	30,000	788,377	96,728
Weighted-average grant-date fair value	$—	$4.00	$3.85	$5.61
Performance-based RSUs:
Performance-based RSUs granted	—	—	—	563,469
Weighted-average grant-date fair value	$—	$—	$—	$7.75
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
In April 2018, we determined that 106% of the target number of shares granted during 2015 were actually earned based on the Company’s achievement of the performance measures as described above. As of June 30, 2018, we estimate that the achievement level for our outstanding performance-based RSUs granted in 2017 will be approximately 100% of the predetermined performance conditions.
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
The fair value of these awards is measured using inputs that are defined as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures. Half of the 2016 phantom stock unit awards are subject to a market condition based on relative total shareholder return, and therefore the fair values of these awards are measured using a Monte Carlo simulation model, which incorporates the estimate of our relative total shareholder return achievement level. The remaining 2016 phantom stock unit awards are subject to performance conditions, based on our relative EBITDA and EBITDA return on capital employed, and the fair values of these awards are measured using a Black-Scholes pricing model. We estimate our relative weighted average EBITDA and EBITDA return on capital achievement level for the 2016 phantom stock unit awards to be 185% at June 30, 2018. The 2018 phantom stock unit awards will vest based upon our relative total shareholder return and relative EBITDA return on capital, both of which are subject to market conditions, and therefore, the fair value of these awards is measured using a Monte Carlo simulation model which generates a fair value that incorporates the relative estimated achievement levels. We estimate our relative EBITDA return on capital achievement level for the 2018 phantom stock unit awards to be 100% at June 30, 2018.
These awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation expense in our condensed consolidated statements of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation expense. This volatility increases as the phantom stock awards approach the vesting date. We estimate that a hypothetical increase of $1 in the market price of our common stock as of June 30, 2018, if all other inputs were unchanged, would result in an increase in cumulative compensation expense of $1.1 million, which represents the hypothetical increase in fair value of the liability for all outstanding phantom stock unit awards which would be recognized as compensation expense in our condensed consolidated statement of operations.

9.	Segment Information
We have five operating segments, comprised of two drilling services business segments (domestic and international drilling) and three production services business segments (well servicing, wireline services and coiled tubing services). We revised our segments as of December 31, 2017 to reflect changes in the basis used by management in making decisions regarding our business for resource allocation and performance assessment. These changes reflect our current operating focus as is required by ASC Topic 280, Segment Reporting. The following financial information presented as of and for the three and six months ended June 30, 2017 have been restated to reflect this change.

Our domestic and international drilling services segments provide contract land drilling services to a diverse group of exploration and production companies through our three drilling divisions in the US and internationally in Colombia. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs.
Our well servicing, wireline services and coiled tubing services segments provide a range of production services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Gulf Coast, Mid-Continent and Rocky Mountain states.
The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2018	2017	2018	2017
Revenues:
Domestic drilling	$35,634	$30,473	$71,560	$58,818
International drilling	21,773	8,306	39,384	18,977
Drilling services	57,407	38,779	110,944	77,795
Well servicing	23,162	21,017	44,276	39,751
Wireline services	62,137	39,832	118,738	72,378
Coiled tubing services	12,076	7,502	25,302	12,963
Production services	97,375	68,351	188,316	125,092
Consolidated revenues	$154,782	$107,130	$299,260	$202,887

Operating costs:
Domestic drilling	$21,749	$20,380	$42,647	$39,889
International drilling	17,064	5,968	30,025	13,566
Drilling services	38,813	26,348	72,672	53,455
Well servicing	16,680	15,091	32,250	29,128
Wireline services	46,716	30,032	89,202	55,978
Coiled tubing services	11,988	7,588	22,839	13,226
Production services	75,384	52,711	144,291	98,332
Consolidated operating costs	$114,197	$79,059	$216,963	$151,787

Gross margin:
Domestic drilling	$13,885	$10,093	$28,913	$18,929
International drilling	4,709	2,338	9,359	5,411
Drilling services	18,594	12,431	38,272	24,340
Well servicing	6,482	5,926	12,026	10,623
Wireline services	15,421	9,800	29,536	16,400
Coiled tubing services	88	(86)	2,463	(263)
Production services	21,991	15,640	44,025	26,760
Consolidated gross margin	$40,585	$28,071	$82,297	$51,100

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2018	2017	2018	2017
Identifiable Assets:
Domestic drilling (1)	$380,355	$412,319	$380,355	$412,319
International drilling (1) (2)	42,457	33,469	42,457	33,469
Drilling services	422,812	445,788	422,812	445,788
Well servicing	124,458	135,041	124,458	135,041
Wireline services	99,243	88,629	99,243	88,629
Coiled tubing services	31,889	26,121	31,889	26,121
Production services	255,590	249,791	255,590	249,791
Corporate	78,642	12,962	78,642	12,962
Consolidated identifiable assets	$757,044	$708,541	$757,044	$708,541

Depreciation and Amortization:
Domestic drilling	$10,139	$11,534	$20,588	$23,013
International drilling	1,301	1,357	2,748	2,979
Drilling services	11,440	12,891	23,336	25,992
Well servicing	4,865	5,000	9,785	10,012
Wireline services	4,601	4,452	9,209	8,905
Coiled tubing services	2,114	2,089	4,146	4,215
Production services	11,580	11,541	23,140	23,132
Corporate	267	308	558	608
Consolidated depreciation and amortization	$23,287	$24,740	$47,034	$49,732

Capital Expenditures:
Domestic drilling	$4,736	$6,314	$7,494	$15,780
International drilling	1,213	1,342	3,913	1,714
Drilling services	5,949	7,656	11,407	17,494
Well servicing	3,403	2,007	5,452	14,347
Wireline services	4,917	3,501	8,590	7,509
Coiled tubing services	4,817	982	7,981	2,262
Production services	13,137	6,490	22,023	24,118
Corporate	251	231	495	372
Consolidated capital expenditures	$19,337	$14,377	$33,925	$41,984

(1)
Identifiable assets for our drilling segments include the impact of a $35.1 million and $20.6 million intercompany balance, as of June 30, 2018 and 2017, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).

(2)
Identifiable assets for our international drilling segment include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

The following table reconciles the consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Consolidated gross margin	$40,585	$28,071	$82,297	$51,100
Depreciation and amortization	(23,287)	(24,740)	(47,034)	(49,732)
General and administrative	(24,829)	(16,112)	(44,023)	(33,856)
Bad debt recovery, net of expense	370	226	422	589
Impairment	(2,368)	(795)	(2,368)	(795)
Gain on dispositions of property and equipment, net	726	621	1,061	1,092
Loss from operations	$(8,803)	$(12,729)	$(9,645)	$(31,602)

10.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries have obtained bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $73.4 million relating to our performance under these bonds as of June 30, 2018.
We are currently undergoing sales and use tax audits for multi-year periods. As of June 30, 2018 and December 31, 2017, our accrued liability was $1.4 million and $1.2 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of June 30, 2018, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$57,351	$(1,688)	$5,854	$—	$61,517
Restricted cash	2,000	—	—	—	2,000
Receivables, net of allowance	4	100,739	25,342	741	126,826
Intercompany receivable (payable)	(24,836)	59,677	(34,841)	—	—
Inventory	—	8,895	8,824	—	17,719
Assets held for sale	—	6,433	—	—	6,433
Prepaid expenses and other current assets	2,062	3,137	1,511	—	6,710
Total current assets	36,581	177,193	6,690	741	221,205
Net property and equipment	1,949	502,384	28,944	—	533,277
Investment in subsidiaries	589,844	22,780	—	(612,624)	—
Deferred income taxes	40,272	—	—	(40,272)	—
Other noncurrent assets	641	582	1,339	—	2,562
Total assets	$669,287	$702,939	$36,973	$(652,155)	$757,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,245	$29,882	$6,887	$—	$38,014
Deferred revenues	—	45	1,876	—	1,921
Accrued expenses	20,980	38,193	4,434	741	64,348
Total current liabilities	22,225	68,120	13,197	741	104,283
Long-term debt, less unamortized discount and debt issuance costs	463,072	—	—	—	463,072
Deferred income taxes	—	43,701	—	(40,272)	3,429
Other noncurrent liabilities	1,299	1,274	996	—	3,569
Total liabilities	486,596	113,095	14,193	(39,531)	574,353
Total shareholders’ equity	182,691	589,844	22,780	(612,624)	182,691
Total liabilities and shareholders’ equity	$669,287	$702,939	$36,973	$(652,155)	$757,044

	December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$72,258	$(1,881)	$3,263	$—	$73,640
Restricted cash	2,008	—	—	—	2,008
Receivables, net of allowance	7	93,866	19,174	(42)	113,005
Intercompany receivable (payable)	(24,836)	51,532	(26,696)	—	—
Inventory	—	7,741	6,316	—	14,057
Assets held for sale	—	6,620	—	—	6,620
Prepaid expenses and other current assets	1,238	3,193	1,798	—	6,229
Total current assets	50,675	161,071	3,855	(42)	215,559
Net property and equipment	2,011	521,080	26,532	—	549,623
Investment in subsidiaries	596,927	20,095	—	(617,022)	—
Deferred income taxes	38,028	—	—	(38,028)	—
Other noncurrent assets	496	788	403	—	1,687
Total assets	$688,137	$703,034	$30,790	$(655,092)	$766,869
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286	$24,174	$5,078	$—	$29,538
Deferred revenues	—	97	808	—	905
Accrued expenses	12,504	37,814	4,195	(42)	54,471
Total current liabilities	12,790	62,085	10,081	(42)	84,914
Long-term debt, less unamortized discount and debt issuance costs	461,665	—	—	—	461,665
Deferred income taxes	—	41,179	—	(38,028)	3,151
Other noncurrent liabilities	3,586	2,843	614	—	7,043
Total liabilities	478,041	106,107	10,695	(38,070)	556,773
Total shareholders’ equity	210,096	596,927	20,095	(617,022)	210,096
Total liabilities and shareholders’ equity	$688,137	$703,034	$30,790	$(655,092)	$766,869

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$133,008	$21,774	$—	$154,782
Costs and expenses:
Operating costs	—	97,134	17,063	—	114,197
Depreciation and amortization	266	21,720	1,301	—	23,287
General and administrative	10,130	14,090	714	(105)	24,829
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt recovery, net of expense	—	(370)	—	—	(370)
Impairment	—	2,368	—	—	2,368
Gain on dispositions of property and equipment, net	—	(713)	(13)	—	(726)
Total costs and expenses	10,396	133,014	20,280	(105)	163,585
Income (loss) from operations	(10,396)	(6)	1,494	105	(8,803)
Other income (expense):
Equity in earnings of subsidiaries	521	1,034	—	(1,555)	—
Interest expense	(9,645)	(2)	5	—	(9,642)
Other income (expense)	159	223	(233)	(105)	44
Total other income (expense), net	(8,965)	1,255	(228)	(1,660)	(9,598)
Income (loss) before income taxes	(19,361)	1,249	1,266	(1,555)	(18,401)
Income tax (expense) benefit [1]	1,209	(728)	(232)	—	249
Net income (loss)	$(18,152)	$521	$1,034	$(1,555)	$(18,152)

	Three months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$98,824	$8,306	$—	$107,130
Costs and expenses:
Operating costs	—	73,092	5,967	—	79,059
Depreciation and amortization	307	23,076	1,357	—	24,740
General and administrative	4,941	10,833	476	(138)	16,112
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt recovery, net of expense	—	(226)	—	—	(226)
Impairment	—	795	—	—	795
Loss (gain) on dispositions of property and equipment, net	2	(511)	(112)	—	(621)
Total costs and expenses	5,250	105,844	8,903	(138)	119,859
Loss from operations	(5,250)	(7,020)	(597)	138	(12,729)
Other income (expense):
Equity in earnings of subsidiaries	(6,283)	(883)	—	7,166	—
Interest expense	(6,480)	62	—	—	(6,418)
Other income (expense)	12	245	(46)	(138)	73
Total other expense, net	(12,751)	(576)	(46)	7,028	(6,345)
Loss before income taxes	(18,001)	(7,596)	(643)	7,166	(19,074)
Income tax (expense) benefit [1]	(2,208)	1,313	(240)	—	(1,135)
Net loss	$(20,209)	$(6,283)	$(883)	$7,166	$(20,209)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Six months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$259,875	$39,385	$—	$299,260
Costs and expenses:
Operating costs	—	186,943	30,020	—	216,963
Depreciation and amortization	557	43,729	2,748	—	47,034
General and administrative	16,368	26,629	1,236	(210)	44,023
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt recovery, net of expense	—	(422)	—	—	(422)
Impairment	—	2,368	—	—	2,368
Gain on dispositions of property and equipment, net	—	(1,034)	(27)	—	(1,061)
Total costs and expenses	16,925	255,783	36,407	(210)	308,905
Income (loss) from operations	(16,925)	4,092	2,978	210	(9,645)
Other income (expense):
Equity in earnings of subsidiaries	5,070	2,687	—	(7,757)	—
Interest expense	(19,161)	(2)	8	—	(19,155)
Other income	161	442	155	(210)	548
Total other income (expense), net	(13,930)	3,127	163	(7,967)	(18,607)
Income (loss) before income taxes	(30,855)	7,219	3,141	(7,757)	(28,252)
Income tax (expense) benefit [1]	1,564	(2,149)	(454)	—	(1,039)
Net income (loss)	$(29,291)	$5,070	$2,687	$(7,757)	$(29,291)

	Six months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$183,910	$18,977	$—	$202,887
Costs and expenses:
Operating costs	—	138,227	13,560	—	151,787
Depreciation and amortization	608	46,145	2,979	—	49,732
General and administrative	10,770	22,436	926	(276)	33,856
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt recovery, net of expense	—	(589)	—	—	(589)
Impairment	—	795	—	—	795
Loss (gain) on dispositions of property and equipment, net	2	(967)	(127)	—	(1,092)
Total costs and expenses	11,380	203,617	19,768	(276)	234,489
Loss from operations	(11,380)	(19,707)	(791)	276	(31,602)
Other income (expense):
Equity in earnings of subsidiaries	(14,868)	(1,531)	—	16,399	—
Interest expense	(12,496)	19	—	—	(12,477)
Other income (expense)	28	458	(281)	(276)	(71)
Total other expense, net	(27,336)	(1,054)	(281)	16,123	(12,548)
Loss before income taxes	(38,716)	(20,761)	(1,072)	16,399	(44,150)
Income tax (expense) benefit [1]	(6,617)	5,893	(459)	—	(1,183)
Net loss	$(45,333)	$(14,868)	$(1,531)	$16,399	$(45,333)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(26,819)	$37,264	$6,680	$—	$17,125

Cash flows from investing activities:
Purchases of property and equipment	(435)	(26,989)	(4,061)	—	(31,485)
Proceeds from sale of property and equipment	—	2,212	13	—	2,225
Proceeds from insurance recoveries	—	527	14	—	541
	(435)	(24,250)	(4,034)	—	(28,719)

Cash flows from financing activities:
Proceeds from exercise of options	12	—	—	—	12
Purchase of treasury stock	(549)	—	—	—	(549)
Intercompany contributions/distributions	12,876	(12,821)	(55)	—	—
	12,339	(12,821)	(55)	—	(537)

Net increase (decrease) in cash, cash equivalents and restricted cash	(14,915)	193	2,591	—	(12,131)
Beginning cash, cash equivalents and restricted cash	74,266	(1,881)	3,263	—	75,648
Ending cash, cash equivalents and restricted cash	$59,351	$(1,688)	$5,854	$—	$63,517

	Six months ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(21,031)	$2,799	$1,935	$—	$(16,297)

Cash flows from investing activities:
Purchases of property and equipment	(317)	(37,904)	(2,081)	270	(40,032)
Proceeds from sale of property and equipment	—	7,869	149	(270)	7,748
Proceeds from insurance recoveries	—	3,119	—	—	3,119
	(317)	(26,916)	(1,932)	—	(29,165)

Cash flows from financing activities:
Debt repayments	(12,305)	—	—	—	(12,305)
Proceeds from issuance of debt	55,000	—	—	—	55,000
Purchase of treasury stock	(533)	—	—	—	(533)
Intercompany contributions/distributions	(22,201)	22,216	(15)	—	—
	19,961	22,216	(15)	—	42,162

Net decrease in cash and cash equivalents	(1,387)	(1,901)	(12)	—	(3,300)
Beginning cash and cash equivalents	9,898	(764)	1,060	—	10,194
Ending cash and cash equivalents	$8,511	$(2,665)	$1,048	$—	$6,894

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
Drilling Services— Our current drilling rig fleet is 100% pad-capable and offers the latest advancements in pad drilling. We have 16 AC rigs in the US and eight SCR rigs in Colombia, all of which have 1,500 horsepower or greater drawworks. In July 2018, we entered into a three-year term contract for the construction of a new 1,500 horsepower, AC pad-optimal rig which we expect to deploy in early 2019 to the Permian Basin. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. The drilling rigs in our current fleet are deployed through our division offices in the following regions:

Rig Count
Domestic drilling
Marcellus/Utica	6
Permian Basin and Eagle Ford	8
Bakken	2
International drilling	8
24

•
Production Services— Our production services business segments provide a range of well, wireline and coiled tubing services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Gulf Coast, Mid-Continent and Rocky Mountain states.

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

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing, and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. We have a current fleet of 104 wireline units, with one additional unit on order for delivery in the third quarter of 2018. Our units are deployed through 14 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is another important element of the well servicing industry that allows operators to continue production during service operations on a well under pressure without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages. We have a current fleet of 11 coiled tubing units, with one additional unit on order for delivery late in 2018. Our units are deployed through two operating locations that provide services in Texas, Wyoming and surrounding areas.

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
Drilling and production services have historically trended similarly in response to fluctuations in commodity prices. However, because exploration and production companies often adjust their budgets for exploration and development drilling first in response to a change in commodity prices, the demand for drilling services is generally impacted first and to a greater extent than the demand for production services which is more dependent on ongoing expenditures that are necessary to maintain production. Additionally, within the range of production services businesses, those that derive more revenue from production related activity, as opposed to completion of new wells, tend to be less affected by fluctuations in commodity prices and temporary reductions in industry activity.
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
From time to time, temporary regional slowdowns or constraints occur in our industry due to a variety of factors, including, among others, infrastructure or takeaway capacity limitations, labor shortages, increased regulatory or environmental pressures, or an influx of competitors in a particular region. Any of these factors can influence the profitability of operations in the affected region. However, term contract coverage for our drilling services business and the mobility of all our equipment between regions limits our exposure to the impact of regional constraints and fluctuations in demand.
For additional information concerning the potential effects of volatility in oil and gas prices and other industry trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Market Conditions — Our industry is currently experiencing a recovery from a severe down cycle that began in late 2014 and which persisted through 2016, during which WTI oil prices dipped below $30 in early 2016. A modest recovery in commodity prices began in the latter half of 2016 with WTI oil prices steadily increasing from just under $50 per barrel at the end of June 2016 to approximately $60 per barrel at the end of 2017. In 2018, WTI oil prices continued to increase to almost $75 per barrel at the end of June, and have since averaged above $70 per barrel through mid-July.
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
The trends in commodity pricing and domestic rig counts over the last 12 months are illustrated below:
We began 2017 with utilization of our domestic fleet at 81% and four rigs working in Colombia. Since then, utilization of our domestic fleet has increased to 100%, and seven of our eight international rigs are currently earning revenues under term contracts. In July 2018, we entered into a three-year term contract for the construction of a new 1,500 horsepower, AC pad-optimal rig which we expect to deploy in early 2019 to the Permian Basin.
As of June 30, 2018, 23 of our 24 drilling rigs are earning revenues, 21 of which are under term contracts, which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts		Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic rigs	2	14	6	3	5	—	—
International rigs	—	7	—	2	1	3	1
	2	21	6	5	6	3	1

The term contracts for our international drilling rigs are cancelable by our clients without penalty, although the contracts require 30 days notice and payment for demobilization services. We are actively marketing our idle rig in Colombia and we also continue to evaluate the possibility of selling some or all of our assets in Colombia.
Our well servicing rig hours and number of wireline jobs completed during the quarter ended June 30, 2018 increased by 5% and 7%, respectively, while revenue days for our coiled tubing services decreased by 15%, as compared to the first quarter of 2018. Average revenue rates for our well servicing, wireline and coiled tubing services provided during this same period increased by 4%, 3% and 8% (on a per hour, per job and per day basis, respectively). The wireline and coiled tubing increases were primarily driven by an increase in the proportion of completion-related activity and work performed by larger diameter coiled tubing units.
Despite the recovery of demand for our services in onshore regions, offshore activity has remained depressed. As a result, we exited the offshore wireline and coiled tubing market in the second quarter of 2018 and designated as held for sale all but two of our more desirable offshore coiled tubing units that we may deploy if offshore demand improves.
Limited takeaway capacity in the Permian Basin has led to price discounts on crude oil that could impact activity and near term growth in the region; however, we have term contract coverage for our drilling rigs and limited production services units currently operating in this region which limits our exposure to any decreases in activity.
Absent a significant decline in commodity prices, we expect demand to remain strong for the remainder of 2018. Although we expect a highly competitive environment to continue, we believe our high-quality equipment and services and our excellent safety record make us well positioned to compete.
Liquidity and Capital Resources
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	total cash and cash equivalents ($63.5 million as of June 30, 2018);

•	cash generated from operations ($17.1 million during the six months ended June 30, 2018);

•	proceeds from sales of certain non-strategic assets; and

•	the unused portion of our asset-based lending facility ($62.0 million as of June 30, 2018).
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
We have not drawn upon our ABL Facility to date. As of June 30, 2018, we had $9.7 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $62.0 million. Borrowings available under the ABL Facility are available for general corporate purposes and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additional information regarding these covenants is provided in the Debt Compliance Requirements section below.
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. On May 22, 2018, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of June 30, 2018, the entire $300 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Term Loan, ABL Facility and Senior Notes.
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
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our working capital requirements generally increase during periods when rig construction projects are in progress or during periods of expansion in our production services business, at which times we have been more likely to access capital through equity or debt financing. Additionally, our working capital needs may increase in periods of increasing activity following a sustained period of low activity. During periods of sustained low activity and pricing, we may also access additional capital through the use of available funds under our ABL Facility.
Working Capital — Our working capital was $116.9 million at June 30, 2018, compared to $130.6 million at December 31, 2017. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.1 at June 30, 2018, as compared to 2.5 at December 31, 2017. The changes in the components of our working capital were as follows (amounts in thousands), and as described below:

	June 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$61,517	$73,640	$(12,123)
Restricted cash	2,000	2,008	(8)
Receivables:
Trade, net of allowance for doubtful accounts	84,591	79,592	4,999
Unbilled receivables	22,951	16,029	6,922
Insurance recoveries	15,014	13,874	1,140
Other receivables	4,270	3,510	760
Inventory	17,719	14,057	3,662
Assets held for sale	6,433	6,620	(187)
Prepaid expenses and other current assets	6,710	6,229	481
Current assets	221,205	215,559	5,646
Accounts payable	38,014	29,538	8,476
Deferred revenues	1,921	905	1,016
Accrued expenses:
Payroll and related employee costs	29,315	21,023	8,292
Insurance claims and settlements	14,702	13,289	1,413
Insurance premiums and deductibles	6,238	6,742	(504)
Interest	6,361	6,624	(263)
Other	7,732	6,793	939
Current liabilities	104,283	84,914	19,369
Working capital	$116,922	$130,645	$(13,723)

•
Cash and cash equivalents — The change in cash and cash equivalents during 2018 is primarily due to $31.5 million of cash used for the purchase of property and equipment, partially offset by $17.1 million of cash from operating activities and $2.2 million of proceeds from the sale of property and equipment.

•
Trade and unbilled receivables — The net increase in our total trade and unbilled receivables during 2018 is primarily due to the 23% increase in our revenues during the quarter ended June 30, 2018, as compared to the quarter ended December 31, 2017. Our domestic trade receivables generally turn over within 60 days, and our Colombian trade receivables generally turn over within 100 days.

•
Insurance recoveries and Insurance claims and settlements — The increase in our insurance recoveries receivables and our insurance claims and settlements accrued expenses during 2018 is primarily due to an increase in our insurance company’s reserve for workers’ compensation claims in excess of our deductibles.

•
Other receivables — The increase in other receivables during 2018 is primarily due to an increase in recoverable income tax receivables attributable to the increase in activity for our international operations. This increase is partially offset by a decrease in short-term notes receivable from the sale of drilling rigs and equipment, for which payments were received during 2018.

•
Inventory — The increase in inventory during 2018 is primarily due to the increase in activity for our international operations, as well as purchases of supplies and job materials for our wireline and coiled tubing operations.

•
Accounts payable — Our accounts payable generally turn over within 90 days. The increase in accounts payable during 2018 is primarily due to the 24% increase in our operating costs for the quarter ended June 30, 2018 as compared to the quarter ended December 31, 2017 as well as an increase of $2.4 million in our accruals for capital expenditures as of June 30, 2018 as compared to December 31, 2017.

•
Accrued payroll and related employee costs — The increase in accrued payroll and related employee costs during 2018 is primarily due to the movement of the accrued liability for our 2016 phantom stock unit awards from noncurrent to current, as these awards are scheduled to vest in April 2019. Additionally, the accrued liability for these awards increased due to the recent increase in our stock price which is the most impactful input for the fair value measurement of these awards. For additional information about these awards, see Note 8, Stock-Based Compensation Plans of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. The increase in accrued payroll and related employee costs during 2018 is partially offset by a decrease in annual incentive compensation associated with the payment of 2017 annual bonuses which were fully accrued at December 31, 2017 and were paid in the first quarter of 2018.

•
Other accrued expenses — The increase in other accrued expenses during 2018 is primarily related to an increase in accrued taxes associated with the increase in revenues for our international operations.

Debt and Other Contractual Obligations — The following table includes information about the amount and timing of our contractual obligations at June 30, 2018 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$475,000	$—	$—	$475,000	$—
Interest on debt	131,672	35,228	70,455	25,989	—
Purchase commitments	11,959	11,959	—	—	—
Operating leases	10,803	3,432	3,568	2,258	1,545
Incentive compensation	27,947	17,544	10,403	—	—
	$657,381	$68,163	$84,426	$503,247	$1,545

•
Debt — Debt obligations at June 30, 2018 consist of $300 million of principal amount outstanding under our Senior Notes which mature on March 15, 2022 and $175 million of principal amount outstanding under our Term Loan which is expected to mature December 14, 2021. As of June 30, 2018, we had no debt outstanding under our ABL Facility.

•
Interest on debt — Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year until maturity on March 15, 2022. Interest payment obligations on our Term Loan were estimated based on (1) the 9.8% interest rate that was in effect at June 30, 2018, and (2) the principal balance of $175 million at June 30, 2018, and assuming repayment of the outstanding balance occurs at December 14, 2021.

•
Purchase commitments — Purchase commitments generally relate to capital projects for the repair, upgrade and maintenance of our equipment, the construction or purchase of new equipment, and purchase orders for various job and inventory supplies. At June 30, 2018, our purchase commitments primarily pertain to $5.5 million of remaining obligations for the purchase of two new coiled tubing units (one of which was put into service in early July) and one new wireline unit, which are on order for delivery in the second half of 2018. Other purchase commitments include job supply purchases for our wireline and coiled tubing operations and committed capital expenditures for various refurbishments and upgrades to our drilling rig equipment.

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
The Term Loan contains a financial covenant requiring the ratio of (i) the net orderly liquidation value of our fixed assets (based on appraisals obtained as required by our lenders), on a consolidated basis, in which the lenders under the Term Loan maintain a first priority security interest, plus proceeds of asset dispositions not required to be used to effect a prepayment of the Term Loan to (ii) the outstanding principal amount of the Term Loan, to be at least equal to 1.50 to 1.00 as of any June 30 or December 31 of any calendar year through maturity. As of June 30, 2018, the asset coverage ratio, as calculated under the Term Loan, was 2.17 to 1.00.
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
As of June 30, 2018, we were in compliance with all covenants required by our Term Loan, ABL Facility and Senior Notes.
Capital Expenditures — During the six months ended June 30, 2018, we spent $31.5 million on purchases of property and equipment and placed into service property and equipment of $33.9 million. Currently, we expect to spend approximately $65 million to $70 million on capital expenditures during 2018, which includes approximately $23 million for two large-diameter coiled tubing units, one of which was delivered in early July, three wireline units, two of which were delivered in January, high-pressure pump packages for completion operations, and the construction of the new-build drilling rig expected to be completed in 2019.
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

Results of Operations
Statements of Operations Analysis
The following table provides certain information about our operations, including a detail of each of our business segments’ revenues, operating costs and gross margin for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Domestic drilling	$35,634	$30,473	$71,560	$58,818
International drilling	21,773	8,306	39,384	18,977
Drilling services	57,407	38,779	110,944	77,795
Well servicing	23,162	21,017	44,276	39,751
Wireline services	62,137	39,832	118,738	72,378
Coiled tubing services	12,076	7,502	25,302	12,963
Production services	97,375	68,351	188,316	125,092
Consolidated revenues	$154,782	$107,130	$299,260	$202,887

Operating costs:
Domestic drilling	$21,749	$20,380	$42,647	$39,889
International drilling	17,064	5,968	30,025	13,566
Drilling services	38,813	26,348	72,672	53,455
Well servicing	16,680	15,091	32,250	29,128
Wireline services	46,716	30,032	89,202	55,978
Coiled tubing services	11,988	7,588	22,839	13,226
Production services	75,384	52,711	144,291	98,332
Consolidated operating costs	$114,197	$79,059	$216,963	$151,787

Gross margin:
Domestic drilling	$13,885	$10,093	$28,913	$18,929
International drilling	4,709	2,338	9,359	5,411
Drilling services	18,594	12,431	38,272	24,340
Well servicing	6,482	5,926	12,026	10,623
Wireline services	15,421	9,800	29,536	16,400
Coiled tubing services	88	(86)	2,463	(263)
Production services	21,991	15,640	44,025	26,760
Consolidated gross margin	$40,585	$28,071	$82,297	$51,100

Consolidated:
Net loss	$(18,152)	$(20,209)	$(29,291)	$(45,333)
Adjusted EBITDA (1)	$16,896	$12,879	$40,305	$18,854
(1)    Adjusted EBITDA represents income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, impairment, and any loss on extinguishment of debt. Adjusted EBITDA is a non-GAAP measure that our management uses to facilitate period-to-period comparisons of our core operating performance and to evaluate our long-term financial performance against that of our peers. We believe that this measure is useful to investors and analysts in allowing for greater transparency of our core operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. Adjusted EBITDA may not be comparable to other similarly titled measures reported by other companies.

A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(amounts in thousands)
Net loss	$(18,152)	$(20,209)	$(29,291)	$(45,333)
Depreciation and amortization	23,287	24,740	47,034	49,732
Impairment	2,368	795	2,368	795
Interest expense	9,642	6,418	19,155	12,477
Income tax expense (benefit)	(249)	1,135	1,039	1,183
Adjusted EBITDA	16,896	12,879	40,305	18,854
General and administrative	24,829	16,112	44,023	33,856
Bad debt recovery, net of expense	(370)	(226)	(422)	(589)
Gain on dispositions of property and equipment, net	(726)	(621)	(1,061)	(1,092)
Other expense (income)	(44)	(73)	(548)	71
Consolidated gross margin	$40,585	$28,071	$82,297	$51,100
Consolidated gross margin — Our consolidated gross margin increased by 45% and 61% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, as a result of higher demand for all of our drilling and production services segments. Of the $12.5 million and $31.2 million increases in consolidated gross margin for the three and six months ended June 30, 2018, respectively, 51% and 55%, respectively, are attributable to our production services segments, primarily due to improved demand for our wireline services, while the remaining increases are attributable to our drilling services segments, primarily driven by higher domestic dayrates and activity.

•
Drilling Services — Our drilling services revenues increased by $18.6 million, or 48%, and $33.1 million, or 43%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, while operating costs increased by $12.5 million, or 47%, and $19.2 million, or 36%. The increases in our drilling services revenues and operating costs primarily resulted from a 29% increase in revenue days during both the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, due to the increasing demand in our industry. The following table provides operating statistics for each of our drilling services segments:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Domestic drilling:
Average number of drilling rigs	16	16	16	16
Utilization rate	100%	92%	100%	89%
Revenue days	1,454	1,345	2,894	2,580

Average revenues per day	$24,508	$22,657	$24,727	$22,798
Average operating costs per day	14,958	15,152	14,736	15,461
Average margin per day	$9,550	$7,505	$9,991	$7,337

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	85%	36%	81%	40%
Revenue days	621	262	1,171	582

Average revenues per day	$35,061	$31,702	$33,633	$32,607
Average operating costs per day	27,478	22,779	25,640	23,309
Average margin per day	$7,583	$8,923	$7,993	$9,298
Our domestic drilling fleet utilization has been fully utilized since mid-2017, allowing us to achieve the higher margins of a fully utilized fleet. Our domestic drilling average revenues per day for the three and six months ended June 30, 2018 increased as compared to the corresponding periods in 2017, primarily due to increasing drilling dayrates, while our average operating costs per day decreased, primarily because additional costs were incurred during the first half of 2017 to deploy previously idle rigs under new contracts.
Our international drilling fleet utilization has steadily improved since the beginning of 2017, with seven of eight rigs utilized at June 30, 2018, versus four rigs utilized at the beginning of 2017. Despite the improved utilization in 2018, our average margin per day decreased for the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017, due primarily to additional costs incurred to deploy a previously idle rig during the first quarter of 2018, and the impact of both an increase in the revenue days associated with mobilization activity and rigs on standby during the second quarter of 2018.

•
Production Services — Our revenues from production services increased by $29.0 million, or 42%, and $63.2 million, or 51%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, while operating costs increased by $22.7 million, or 43%, and $46.0 million, or 47%, respectively. The increases in revenues and operating costs in our production services segments are a result of the increased demand for our services, particularly those that perform completion-related activities. The following table provides operating statistics for each of our production services segments:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Well servicing:
Average number of rigs	125	125	125	125
Utilization rate	49%	47%	48%	45%
Rig hours	42,871	40,880	83,645	78,589
Average revenue per hour	$540	$514	$529	$506

Wireline services:
Average number of units	108	114	108	114
Number of jobs	3,022	2,908	5,852	5,762
Average revenue per job	$20,562	$13,697	$20,290	$12,561

Coiled tubing services:
Average number of units	14	17	14	17
Revenue days	350	400	764	738
Average revenue per day	$34,503	$18,755	$33,118	$17,565
Increases in production services revenues and operating costs were led by our wireline services business segment, which experienced a significant increase in completion-related activity as wells that were drilled but not completed during the downturn created higher demand for completion services as our industry continues to recover. Although the number of wireline jobs we completed increased by just 4% and 2% for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, respectively, average revenue per job increased by 50% and 62%, respectively, which is largely due to a higher percentage of the work performed being attributable to completion-related jobs which earn higher revenue rates, but also incur higher costs for the job materials consumed on these types of jobs.
Our coiled tubing services business segment also experienced an increase in demand during 2018, especially for services provided using our larger diameter coiled tubing units. Although revenue days decreased 13% and increased 4% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, average revenue per day increased by 84% and 89%, respectively. The increases in average revenue per day were primarily due to a larger proportion of the work performed with larger diameter coiled tubing units which typically earn higher revenue rates as compared to smaller diameter coiled tubing units. Additionally, the expansion of our coiled tubing operations into a new market in late 2017 contributed to the improvement in 2018, as compared to the corresponding periods in 2017.
Our well servicing business segment experienced a moderate increase in demand. Well servicing utilization increased to 49% and 48% for the three and six months ended June 30, 2018, respectively, from 47% and 45%, respectively, during the corresponding periods in 2017. These utilization improvements represent 5% and 6% increases in well servicing rig hours, respectively, while average revenue per hour also increased by 5% from both comparative periods.

Depreciation and amortization expense — Our depreciation and amortization expense decreased by $1.5 million and $2.7 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, primarily as a result of reduced capital expenditures during 2016 and 2017, when discretionary upgrades, refurbishments and purchases of new equipment were limited or deferred to preserve capital through the downturn.
Impairment — During the six months ended June 30, 2018 and 2017, we recognized impairment charges of $2.4 million and $0.8 million, respectively, to reduce the carrying values of certain assets which were classified as held for sale, to their estimated fair values based on expected sale prices. For more detail, see Note 3, Property and Equipment, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.
Interest expense — Our interest expense increased by $6.7 million during the six months ended June 30, 2018, as compared to the corresponding period in 2017, primarily due to the issuance of our Term Loan in November 2017, from which a portion of the proceeds were used to repay and retire our Revolving Credit Facility. As a result, our total debt outstanding increased, as did the interest rate applicable to outstanding borrowings. Debt outstanding under our Term Loan was $175 million during the six months ended June 30, 2018, while the weighted average debt outstanding under our Revolving Credit Facility was approximately $74 million during the six months ended June 30, 2017, with annualized weighted average interest rates applicable to these borrowings during these periods of approximately 9.6% and 5.5%, respectively.
Income tax expense (benefit) — Our effective income tax rate for the six months ended June 30, 2018 was lower than the federal statutory rate in the United States, primarily due to valuation allowances, foreign currency translation, state taxes, and other permanent differences. For more detail, see Note 4, Valuation Allowances on Deferred Tax Assets and Recently Enacted Tax Reform, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
General and administrative expense — Our general and administrative expense increased by approximately $8.7 million, or 54%, and $10.2 million, or 30%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. The increase during both of these periods was primarily due to an increase of $6.6 million during the three months ended June 30, 2018 associated with the increase in fair value of our phantom stock unit awards. In addition, our general and administrative expense increased due to higher compensation costs, including a $1.7 million increase in salary and related employee benefits during the six months ended June 30, 2018 which primarily resulted from additional personnel to support the increase in activity.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Except for those related to the adoption of ASC Topic 606 discussed below, as of June 30, 2018, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2017.
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

•
We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). Despite the recovery in commodity prices that began in late 2016 and continued through 2017, we continued to monitor all indicators of potential impairments in accordance with ASC Topic 360, Property, Plant and Equipment, and concluded there are no triggers present that require impairment testing as of June 30, 2018. The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analyses are reasonable and appropriate, different assumptions and estimates could materially impact the analyses and resulting conclusions.

•
As of June 30, 2018, we had $95.2 million and $11.8 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result, we have a valuation allowance that fully offsets our foreign and domestic federal deferred tax assets as of June 30, 2018. The valuation allowance is the primary factor causing our effective tax rate to be significantly lower than the statutory rate. For more information, see Note 4, Valuation Allowances on Deferred Tax Assets and Recently Enacted Tax Reform, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Our accrued insurance premiums and deductibles as of June 30, 2018 include accruals for costs incurred under the self-insurance portion of our health insurance of approximately $1.3 million and our workers’ compensation, general liability and auto liability insurance of approximately $4.8 million. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the costs of administrative services associated with claims processing.

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
Interest Rate Risk — We are subject to interest rate market risk on our variable rate debt. As of June 30, 2018, the principal amount under our Term Loan was $175 million, which is our only variable rate debt with an outstanding balance. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.9 million during the six months ended June 30, 2018. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2018.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian Pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in net foreign currency gains of $0.1 million for the six months ended June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not make any unregistered sales of equity securities during the quarter ended June 30, 2018. The following table provides information relating to our repurchase of common shares during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	130,241	$3.45	—	—
May 1 - May 31	730	$6.00	—	—
June 1 - June 30	—	$—	—	—
Total	130,971	$3.46	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended June 30, 2018, to satisfy the employees’ tax withholding obligations in connection with the vesting of share-based compensation awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
We are providing the following disclosure in lieu of providing this information in a Current Report on Form 8-K.
Item 1.01 - Entry into a Material Definitive Agreement.
On July 26, 2018, in connection with a periodic review of its existing indemnification agreements, the Board of Directors (the “Board”) of Pioneer Energy Services Corp. (the “Company”) approved a new form of indemnification agreement (“Indemnification Agreement”) to be entered into by and between the Company and each of its directors and executive officers (each, an “Indemnitee”). The Company intends to enter into an Indemnification Agreement with each current member of the Board and each current executive officer of the Company.
The Indemnification Agreement supplements indemnification provisions already in the Company’s Restated Articles of Incorporation and Amended and Restated Bylaws and supersedes any prior indemnification agreements entered into between the Company and its current directors or executive officers.

In general, the Indemnification Agreement provides that, subject to the procedures, limitations and exceptions set forth therein, the Company will indemnify the Indemnitee to the fullest extent permitted by the Texas Business Organizations Code against all damages, judgments, fines, penalties, settlements and other costs and expenses (including, without limitation, reasonable attorneys’ fees) actually paid or reasonably incurred by the Indemnitee in any threatened or pending proceeding by reason of or arising in part out of (i) the Indemnitee serving as a director, officer, partner, venturer, proprietor, trustee, fiduciary, managing member, employee, agent or similar functionary of the Company or (ii) the Indemnitee serving as a director, officer, partner, venturer, proprietor, trustee, fiduciary, managing member, employee, agent or similar functionary of any other corporation, limited liability company, limited or general partnership, joint venture, sole proprietorship, trust or other enterprise at the request of the Company.
Under the terms of the Indemnification Agreement, the Indemnitee also generally has the right to have the Company advance all expenses actually paid or reasonably incurred by the Indemnitee in any proceeding to the fullest extent permitted by the Texas Business Organizations Code prior to the final disposition of such proceeding.
The above description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement filed herewith as Exhibit 10.1 and incorporated herein by reference.

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
Dated: July 31, 2018

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

10.1+**		Pioneer Energy Services Corp. Form of Indemnification Agreement.

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.