Form 10-Q
period 2019-03-31
PIONEER ENERGY SERVICES CORP
filed 2019-05-02
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-8182
PIONEER ENERGY SERVICES CORP.
(Exact name of registrant as specified in its charter)
____________________________________________

TEXAS	74-2088619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1250 N.E. Loop 410, Suite 1000 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 884-0575

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PES	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 15, 2019, there were 78,466,260 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,855	$53,566
Restricted cash	998	998
Receivables:
Trade, net of allowance for doubtful accounts	90,816	76,924
Unbilled receivables	27,535	24,822
Insurance recoveries	23,427	23,656
Other receivables	6,307	5,479
Inventory	20,229	18,898
Assets held for sale	4,794	3,582
Prepaid expenses and other current assets	7,307	7,109
Total current assets	208,268	215,034
Property and equipment, at cost	1,125,170	1,118,215
Less accumulated depreciation	607,403	593,357
Net property and equipment	517,767	524,858
Operating lease assets	9,423	—
Other noncurrent assets	1,633	1,658
Total assets	$737,091	$741,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,163	$34,134
Deferred revenues	1,659	1,722
Accrued expenses:
Payroll and related employee costs	24,699	24,598
Insurance claims and settlements	22,819	23,593
Insurance premiums and deductibles	5,543	5,482
Interest	1,460	6,148
Other	10,233	9,091
Total current liabilities	104,576	104,768
Long-term debt, less unamortized discount and debt issuance costs	465,315	464,552
Noncurrent operating lease liabilities	6,929	—
Deferred income taxes	4,844	3,688
Other noncurrent liabilities	4,460	3,484
Total liabilities	586,124	576,492
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 200,000,000 shares authorized; 78,456,260 and 78,214,550 shares outstanding at March 31, 2019 and December 31, 2018, respectively	7,933	7,900
Additional paid-in capital	551,382	550,548
Treasury stock, at cost; 874,391 and 789,532 shares at March 31, 2019 and December 31, 2018, respectively	(5,085)	(4,965)
Accumulated deficit	(403,263)	(388,425)
Total shareholders’ equity	150,967	165,058
Total liabilities and shareholders’ equity	$737,091	$741,550
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands, except per share data)

Revenues	$146,568	$144,478

Costs and expenses:
Operating costs	108,585	102,766
Depreciation	22,653	23,747
General and administrative	19,758	19,194
Bad debt expense (recovery), net	62	(52)
Impairment	1,046	—
Gain on dispositions of property and equipment, net	(1,075)	(335)
Total costs and expenses	151,029	145,320
Loss from operations	(4,461)	(842)

Other income (expense):
Interest expense, net of interest capitalized	(9,885)	(9,513)
Other income, net	684	504
Total other expense, net	(9,201)	(9,009)

Loss before income taxes	(13,662)	(9,851)
Income tax expense	(1,453)	(1,288)
Net loss	$(15,115)	$(11,139)

Loss per common share - Basic	$(0.19)	$(0.14)

Loss per common share - Diluted	$(0.19)	$(0.14)

Weighted average number of shares outstanding—Basic	78,311	77,606

Weighted average number of shares outstanding—Diluted	78,311	77,606

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	As of and for the three months ended March 31, 2019
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2018	79,005	(790)	$7,900	$(4,965)	$550,548	$(388,425)	$165,058
Net loss	—	—	—	—	—	(15,115)	(15,115)
Purchase of treasury stock	—	(84)	—	(120)	—	—	(120)
Cumulative-effect adjustment due to adoption of ASC Topic 842	—	—	—	—	—	277	277
Issuance of restricted stock	326	—	33	—	(33)	—	—
Stock-based compensation expense	—	—	—	—	867	—	867
Balance as of March 31, 2019	79,331	(874)	$7,933	$(5,085)	$551,382	$(403,263)	$150,967

	As of and for the three months ended March 31, 2018
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2017	78,350	(631)	$7,835	$(4,416)	$546,158	$(339,481)	$210,096
Net loss	—	—	—	—	—	(11,139)	(11,139)
Purchase of treasury stock	—	(28)	—	(96)	—	—	(96)
Cumulative-effect adjustment due to adoption of ASC Topic 606	—	—	—	—	—	67	67
Issuance of restricted stock	105	—	10	—	(10)	—	—
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
Balance as of March 31, 2018	78,455	(659)	$7,845	$(4,512)	$547,407	$(350,553)	$200,187

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(15,115)	$(11,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,653	23,747
Allowance for doubtful accounts, net of recoveries	62	(52)
Gain on dispositions of property and equipment, net	(1,075)	(335)
Stock-based compensation expense	867	1,259
Phantom stock compensation expense	848	430
Amortization of debt issuance costs and discount	763	707
Impairment	1,046	—
Deferred income taxes	1,156	911
Change in other noncurrent assets	699	(463)
Change in other noncurrent liabilities	(20)	1,414
Changes in current assets and liabilities:
Receivables	(17,488)	(3,296)
Inventory	(1,293)	(2,042)
Prepaid expenses and other current assets	(178)	882
Accounts payable	2,339	51
Deferred revenues	(64)	(108)
Accrued expenses	(5,990)	(6,908)
Net cash provided by (used in) operating activities	(10,790)	5,058

Cash flows from investing activities:
Purchases of property and equipment	(16,844)	(11,657)
Proceeds from sale of property and equipment	1,043	1,283
Proceeds from insurance recoveries	—	523
Net cash used in investing activities	(15,801)	(9,851)

Cash flows from financing activities:
Debt issuance costs	—	(33)
Purchase of treasury stock	(120)	(96)
Net cash used in financing activities	(120)	(129)

Net decrease in cash, cash equivalents and restricted cash	(26,711)	(4,922)
Beginning cash, cash equivalents and restricted cash	54,564	75,648
Ending cash, cash equivalents and restricted cash	$27,853	$70,726

Supplementary disclosure:
Interest paid	$13,887	$13,515
Income tax paid	$1,013	$658
Noncash investing and financing activity:
Change in capital expenditure accruals	$1,531	$2,931

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

	Multi-well, Pad-capable
	AC rigs	SCR rigs	Total
Domestic drilling	17	—	17
International drilling	—	8	8
			25
Our production services business segments provide a range of well, wireline and coiled tubing services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Gulf Coast, Mid-Continent and Rocky Mountain states. As of March 31, 2019, the fleet count for each of our production services business segments are as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	113	12	125

			Total
Wireline services units			93
Coiled tubing services units			9
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2018.
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

Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2019, through the filing of this Form 10-Q, for inclusion as necessary.
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, which among other things, requires lessees to recognize substantially all leases on the balance sheet, with expense recognition that is similar to the former lease standard, and aligns the principles of lessor accounting with the principles of the FASB’s new revenue guidance in ASC Topic 606. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an option to apply the guidance prospectively, and provides a practical expedient allowing lessors to combine the lease and non-lease components of revenues where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC Topic 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.
As a lessor, we elected to apply the practical expedient which allows us to continue to recognize our revenues (both lease and service components) under ASC Topic 606, and continue to present them as one revenue stream in our unaudited condensed consolidated statements of operations. As a lessee, this standard primarily impacts our accounting for long-term real estate and office equipment leases, for which we recognized an operating lease asset and a corresponding operating lease liability on our unaudited condensed consolidated balance sheet of $9.8 million at the adoption date of January 1, 2019. For leases that commenced prior to adoption of ASC Topic 842, we elected to apply the package of practical expedients which allows us to carry forward the historical lease classification. The adoption of ASC Topic 842 also resulted in a cumulative effect adjustment of $0.3 million after applicable income taxes, related to the write off of previously unamortized deferred lease liabilities at the date of adoption. For more information about the accounting under ASC Topic 842, and disclosures under the new standard, see Note 3, Leases.
Additional Detail of Account Balances
Cash Equivalents and Restricted Cash — Cash equivalents at March 31, 2019 and December 31, 2018 were $17.7 million and $40.6 million, respectively, consisting of investments in highly-liquid money-market mutual funds. Our restricted cash balance reflects the portion of net proceeds from the issuance of our senior secured term loan which are currently held in a restricted account until the completion of certain administrative tasks related to providing access rights to certain of our real property.
Other Receivables — Our other receivables primarily consist of recoverable taxes related to our international operations, as well as net income tax receivables.
Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets include items such as insurance, rent deposits, software subscriptions and other fees. We routinely expense these items in the normal course of business over the periods that we benefit from these expenses. Prepaid expenses and other current assets also include deferred mobilization costs for short-term drilling contracts.
Other Noncurrent Assets — Other noncurrent assets consist of deferred mobilization costs on long-term drilling contracts, cash deposits related to the deductibles on our workers’ compensation insurance policies, and deferred compensation plan investments.

Other Accrued Expenses — Our other accrued expenses include accruals for items such as sales taxes, property taxes, withholding tax liability related to our international operations, and professional and other fees. We routinely expense these items in the normal course of business over the periods these expenses benefit. Our other accrued expenses also includes the current portion of the lease liability associated with our long-term operating leases.
Other Noncurrent Liabilities — Our other noncurrent liabilities consist of the noncurrent portion of deferred mobilization revenues and liabilities associated with our long-term compensation plans.
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
Our current and noncurrent deferred revenues and costs as of March 31, 2019 and December 31, 2018 were as follows (amounts in thousands):

	March 31, 2019	December 31, 2018
Current deferred revenues	$1,659	$1,722
Current deferred costs	1,621	1,543

Noncurrent deferred revenues	$428	$437
Noncurrent deferred costs	676	679
The changes in deferred revenue and cost balances during the three months March 31, 2019 are primarily related to increased deferred mobilization revenue and cost balances for the deployment of one international rig and two domestic rigs under new term contracts in 2019, mostly offset by the amortization of deferred revenues and costs during the period. Amortization of deferred revenues and costs during the three months ended March 31, 2019 and 2018 were as follows (amounts in thousands):

	Three months ended March 31,
	2019	2018
Amortization of deferred revenues	$954	$499
Amortization of deferred costs	986	463
In February 2019, one of our domestic clients elected to early terminate their contract with us and make an upfront early termination payment based on a per day rate for the remaining term of the contract, resulting in $0.4 million of revenues associated with the 34 days that were remaining under the contract term. We subsequently placed this rig with another client. As of March 31, 2019, all but one of our 25 rigs are earning under daywork contracts, 14 of which are domestic term contracts. Our international drilling contracts are cancelable by our clients without penalty, although the contracts require 15 to 30 days notice and payment for demobilization services. The spot contracts for our domestic drilling rigs are also terminable by our client with 30 days notice, but typically do not include a required payment for demobilization services.
3.     Leases
As a drilling and production services provider, we provide the drilling rigs and production services equipment which are necessary to fulfill our performance obligations and which are considered leases under ASU No. 2016-02, Leases, (together with its amendments, herein referred to as “ASC Topic 842”). However, ASU No. 2018-11, Leases: Targeted Improvements, allows lessors to (i) combine the lease and non-lease components of revenues when the revenue recognition pattern is the same and when the lease component, when accounted for separately, would be considered an operating lease, and (ii) account for the combined lease and non-lease components under ASC Topic 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component. We elected to apply this expedient and therefore continue to recognize our revenues (both lease and service components) under ASC Topic 606, and continue to present them as one revenue stream in our unaudited condensed consolidated statements of operations.
As a lessee, we lease our corporate office headquarters in San Antonio, Texas, and we conduct our business operations through 28 other regional offices located throughout the United States and internationally in Colombia. These operating locations typically include regional offices, storage and maintenance yards and employee housing sufficient to support our operations in the area. We lease most of these properties under non-cancelable term and month-to-month operating leases, many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses. We also lease supplemental equipment, typically under cancelable short-term and very short term (less than 30 days) leases. Due to the nature of our business, any option to renew these short-term leases, and the options to extend certain of our long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
In accordance with ASC Topic 842, we recognize an operating lease asset and a corresponding operating lease liability for all our long-term leases, which include real estate and office equipment leases, for which we elected to combine, or not separate, the lease and non-lease components, and therefore, all fixed charges associated with non-lease components are included in the lease payments and the calculation of the operating lease asset and associated lease liability. The operating lease asset and operating lease liability are discounted at the rate which represents our secured incremental borrowing rate, as most of our leases do not provide an implicit rate, and which we estimate based on the rate in effect under our asset-based lending facility.
We recognize rent expense on a straight-line basis, except for certain variable expenses which are recognized when the variability is resolved, typically during the period in which they are paid. Variable lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of office equipment (for example, copiers), which totaled approximately $0.3 million during the three months ended March 31, 2019. The following table summarizes our lease expense recognized for the three months ending March 31, 2019, excluding variable lease costs (amounts in thousands):

Long-term operating lease expense	$842
Short-term operating lease expense	$3,403
The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	March 31, 2019	December 31, 2018
Within 1 year	$2,878	$3,318
In the second year	2,045	2,032
In the third year	1,761	1,721
In the fourth year	1,355	1,407
In the fifth year	1,007	1,110
Thereafter	1,496	1,738
Total undiscounted lease obligations	$10,542	$11,326
Impact of discounting	(1,098)
Discounted value of operating lease obligations	$9,444

Current operating lease liabilities	$2,515
Noncurrent operating lease liabilities	6,929
	$9,444
The following table summarizes the weighted-average remaining lease term and discount rate associated with our long-term operating leases:

March 31, 2019
Weighted-average remaining lease term (in years)	4.9
Weighted-average discount rate	4.5%
4.    Property and Equipment
Capital Expenditures — Our capital expenditures were $18.4 million and $14.6 million during the three months ended March 31, 2019 and 2018, respectively. Capital expenditures during the three months ended March 31, 2019 primarily related to various upgrades and refurbishments of our drilling and production services fleets, the completion of construction on our 17th AC drilling rig which we deployed in March, and various vehicle and ancillary equipment purchases. Capital expenditures during the three months ended March 31, 2018 primarily related to the expansion of our wireline and coiled tubing fleets, upgrades and refurbishments to our international drilling rigs, and routine equipment and fleet maintenance.
At March 31, 2019, capital expenditures incurred for property and equipment not yet placed in service was $9.2 million, primarily related to capital projects to upgrade and refurbish certain components of our drilling rig fleet, support equipment for our coiled tubing unit fleet, and installments on two new wireline units on order at March 31, 2019, both of which were received and placed in service in April. At December 31, 2018, property and equipment not yet placed in service was $19.6 million, primarily related to approximately $8.0 million of costs for the construction of a new-build drilling rig, various refurbishments and upgrades of drilling and production services equipment, and the purchase of other new ancillary equipment.
Gain/Loss on Disposition of Property — During the three months ended March 31, 2019, we recognized a net gain of $1.1 million on the disposition of various property and equipment. During the three months ended March 31, 2018, we recognized a net gain of $0.3 million on the disposition of various property and equipment, including the sale of six wireline units and one drilling rig, which was previously held for sale.
Assets Held for Sale — As of March 31, 2019 and December 31, 2018, our condensed consolidated balance sheet reflects assets held for sale of $4.8 million and $3.6 million, respectively, which includes the fair value of one domestic SCR drilling rig and related spare equipment and three coiled tubing units. Additionally, our March 31, 2019 assets held for sale also include the fair value of a building for one closed wireline location, 12 wireline units and spare coiled tubing equipment which were designated as held for sale in the first quarter of 2019.
During the three months ended March 31, 2019, we recognized impairment charges of $1.0 million to reduce the carrying values of assets which were classified as held for sale, to their estimated fair values, based on expected sales prices which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures.
Impairments — In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments, and concluded there are no triggers present that require impairment testing as of March 31, 2019, other than the placement of certain assets as held for sale.
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

5.	Valuation Allowances on Deferred Tax Assets
As of March 31, 2019, we had $98.1 million and $9.3 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. Our domestic net operating losses will begin to expire in 2030, while losses generated after 2017 are carried forward indefinitely but are limited in usage to 80% of taxable income. The majority of our foreign net operating losses are carried forward indefinitely, but losses generated after 2016 are carried forward for 12 years and will begin to expire in 2029.
We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As result, as of March 31, 2019, we had a valuation allowance of $66.4 million that offset a portion of our domestic and foreign net deferred tax assets.
Since 2017, market conditions and operating results for our Colombian operations have improved, and if they continue to improve, then we may determine that there is sufficient evidence that future taxable income will be generated to utilize our foreign net operating losses which would result in the reversal of the valuation allowance relating to our foreign deferred tax assets.

6.     Debt
Our debt consists of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Senior secured term loan	$175,000	$175,000
Senior notes	300,000	300,000
	475,000	475,000
Less unamortized discount (based on imputed interest rate of 10.46%)	(2,475)	(2,668)
Less unamortized debt issuance costs	(7,210)	(7,780)
	$465,315	$464,552
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
We have not drawn upon the ABL Facility to date. As of March 31, 2019, we had $9.7 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $58.7 million. Borrowings available under the ABL Facility are available for general corporate purposes, and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additionally, if our availability under the ABL Facility is less than 15% of the maximum amount (or $11.25 million), we are required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility, of at least 1.00 to 1.00, measured on a trailing 12 month basis.
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
The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. (See Note 12, Guarantor/Non-Guarantor Condensed Consolidated Financial Statements.)
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
The carrying value of cash and cash equivalents, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. At March 31, 2019 and December 31, 2018, the aggregate estimated fair value of our phantom stock unit awards was $10.3 million and $5.1 million, respectively, for which the vested portion recognized as a liability in our condensed consolidated balance sheets was $4.5 million and $3.6 million, respectively. The phantom stock unit awards, and the measurement of fair value for these awards, are described in more detail in Note 9, Stock-Based Compensation Plans.
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

		March 31, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	2	$297,198	$187,500	$296,988	$186,750
Senior secured term loan	3	168,117	$175,875	167,564	175,875
		$465,315	$363,375	$464,552	$362,625

8.	Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Numerator (both basic and diluted):
Net loss	$(15,115)	$(11,139)
Denominator:
Weighted-average shares (denominator for basic earnings (loss) per share)	78,311	77,606
Dilutive effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—
Denominator for diluted earnings (loss) per share	78,311	77,606
Loss per common share - Basic	$(0.19)	$(0.14)
Loss per common share - Diluted	$(0.19)	$(0.14)
Potentially dilutive securities excluded as anti-dilutive	4,189	5,621

9.	Stock-Based Compensation Plans
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
We recognize compensation cost for our stock-based compensation awards based on the fair value estimated in accordance with ASC Topic 718, Compensation—Stock Compensation, and we recognize forfeitures when they occur. For our awards with graded vesting, we recognize compensation expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The following table summarizes the stock-based compensation expense recognized, by award type, and the compensation expense recognized for phantom stock unit awards during the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three months ended March 31,
	2019	2018
Stock option awards	$51	$142
Restricted stock awards	114	113
Restricted stock unit awards	702	1,004
	$867	$1,259
Phantom stock unit awards	$848	$430
Stock Option Awards
We grant stock option awards which generally become exercisable over a three-year period and expire ten years after the date of grant. Our stock-based compensation plans require that all stock option awards have an exercise price that is not less than the fair market value of our common stock on the date of grant. We issue shares of our common stock when vested stock option awards are exercised. We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. We did not grant any stock option awards during the three months ended March 31, 2019 or 2018.

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
There were no restricted stock or performance-based restricted stock unit awards granted during the three months ended March 31, 2019 or 2018. The following table summarizes the number and weighted-average grant-date fair value of the restricted stock unit awards granted during the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Time-based RSUs granted	870,648	788,377
Weighted-average grant-date fair value (per unit)	$1.38	$3.85
Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant. Our performance-based RSUs cliff vest at 39 months from the date of grant and are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. The number of shares of common stock awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the performance period, generally three years. As of March 31, 2019, we estimate that the achievement level for our outstanding performance-based RSUs granted in 2017 will be approximately 100% of the predetermined performance conditions.
Phantom Stock Unit Awards
We grant phantom stock unit awards with vesting based on time of service, performance and market conditions. Time-based phantom stock unit awards, which were granted in 2019, vest annually in thirds over a three-year vesting period. Performance-based phantom stock unit awards, which were granted in 2016, 2018 and 2019, cliff-vest after 39 months from the date of grant, with vesting based on time of service, performance and market conditions. The number of performance-based units ultimately awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the respective three-year performance periods. Each unit awarded will entitle the employee to a cash payment equal to the stock price of our common stock on the date of vesting, subject to an applicable maximum payout feature that is based on a multiple of the grant date stock price.
The fair value of time-based phantom stock unit awards is measured using a Black-Scholes pricing model and the fair value of performance-based phantom stock unit awards is measured using a Monte Carlo simulation model, with inputs that are defined as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.
The following table summarizes the number, weighted-average grant-date fair value, and applicable maximum cash value of the phantom stock unit awards granted during the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Performance-based:
Phantom stock unit awards granted	2,467,776	1,188,216
Weighted-average grant-date fair value (per unit)	$1.10	$3.06
Maximum cash value per unit (three times the grant date stock price)	$4.62	$9.66
Time-based:
Phantom stock unit awards granted	810,648	—
Weighted-average grant-date fair value (per unit)	$1.17	$—
Maximum cash value per unit (three times the grant date stock price)	$4.62	$—

These awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation expense in our condensed consolidated statements of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation expense. This volatility increases as the phantom stock awards approach the vesting date. We estimate that a hypothetical increase of $1 in the market price of our common stock, which was $1.77 as of March 31, 2019, if all other inputs were unchanged, would result in an increase in cumulative compensation expense of $0.6 million, which represents the hypothetical increase in fair value of the liability for the 2018 and 2019 phantom stock unit awards. The maximum payout feature of these awards would limit this volatility if the stock price exceeds the maximum payout threshold. As of March 31, 2019, we estimate the weighted-average achievement level for our outstanding phantom stock unit awards granted in 2018 and 2019 to be 100%.
In April 2019, we determined that 175% of the target number of phantom stock unit awards granted during 2016 were earned based on the Company’s achievement of the performance measures, as compared to the predefined peer group, which resulted in an aggregate cash payment of $3.5 million to settle these awards.

10.	Segment Information
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

The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	As of and for the three months ended March 31,
	2019	2018
Revenues:
Domestic drilling	$38,009	$35,926
International drilling	21,643	17,611
Drilling services	59,652	53,537
Well servicing	26,254	21,114
Wireline services	45,874	56,601
Coiled tubing services	14,788	13,226
Production services	86,916	90,941
Consolidated revenues	$146,568	$144,478

Operating costs:
Domestic drilling	$22,469	$20,898
International drilling	16,485	12,961
Drilling services	38,954	33,859
Well servicing	18,896	15,570
Wireline services	39,347	42,486
Coiled tubing services	11,388	10,851
Production services	69,631	68,907
Consolidated operating costs	$108,585	$102,766

Gross margin:
Domestic drilling	$15,540	$15,028
International drilling	5,158	4,650
Drilling services	20,698	19,678
Well servicing	7,358	5,544
Wireline services	6,527	14,115
Coiled tubing services	3,400	2,375
Production services	17,285	22,034
Consolidated gross margin	$37,983	$41,712

Identifiable Assets:
Domestic drilling (1)	$377,239	$380,382
International drilling (1) (2)	44,565	39,305
Drilling services	421,804	419,687
Well servicing	121,861	124,162
Wireline services	96,297	96,686
Coiled tubing services	40,810	30,824
Production services	258,968	251,672
Corporate	56,319	86,341
Consolidated identifiable assets	$737,091	$757,700

Depreciation:
Domestic drilling	$10,545	$10,449
International drilling	1,343	1,447
Drilling services	11,888	11,896
Well servicing	4,882	4,920
Wireline services	4,075	4,608
Coiled tubing services	1,528	2,032
Production services	10,485	11,560
Corporate	280	291
Consolidated depreciation	$22,653	$23,747

	As of and for the three months ended March 31,
	2019	2018
Capital Expenditures:
Domestic drilling	$8,242	$2,758
International drilling	1,758	2,700
Drilling services	10,000	5,458
Well servicing	3,895	2,049
Wireline services	2,835	3,673
Coiled tubing services	1,524	3,164
Production services	8,254	8,886
Corporate	121	244
Consolidated capital expenditures	$18,375	$14,588

(1)
Identifiable assets for our drilling segments include the impact of a $42.5 million and $31.5 million intercompany balance, as of March 31, 2019 and 2018 respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).

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

The following table reconciles the consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three months ended March 31,
	2019	2018
Consolidated gross margin	$37,983	$41,712
Depreciation	(22,653)	(23,747)
General and administrative	(19,758)	(19,194)
Bad debt expense (recovery), net	(62)	52
Impairment	(1,046)	—
Gain on dispositions of property and equipment, net	1,075	335
Loss from operations	$(4,461)	$(842)

11.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries routinely obtain bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $63.0 million relating to our performance under these bonds as of March 31, 2019. Based on historical experience and information currently available, we believe the likelihood of demand for payment under these bonds and guarantees is remote.
We are currently undergoing sales and use tax audits for multi-year periods. As of March 31, 2019 and December 31, 2018, our accrued liability was $1.8 million and $1.7 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of March 31, 2019, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,400	$—	$2,455	$—	$26,855
Restricted cash	998	—	—	—	998
Receivables, net of allowance	380	108,312	39,959	(566)	148,085
Intercompany receivable (payable)	(27,942)	70,231	(42,289)	—	—
Inventory	—	10,606	9,623	—	20,229
Assets held for sale	—	4,794	—	—	4,794
Prepaid expenses and other current assets	1,524	4,218	1,565	—	7,307
Total current assets	(640)	198,161	11,313	(566)	208,268
Net property and equipment	1,863	487,415	28,489	—	517,767
Investment in subsidiaries	584,449	27,789	—	(612,238)	—
Deferred income taxes	42,659	—	—	(42,659)	—
Operating lease assets	3,470	5,273	680	—	9,423
Other noncurrent assets	622	523	488	—	1,633
Total assets	$632,423	$719,161	$40,970	$(655,463)	$737,091
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,089	$31,188	$5,886	$—	$38,163
Deferred revenues	—	443	1,216	—	1,659
Accrued expenses	9,678	50,451	5,191	(566)	64,754
Total current liabilities	10,767	82,082	12,293	(566)	104,576
Long-term debt, less unamortized discount and debt issuance costs	465,315	—	—	—	465,315
Noncurrent operating lease liabilities	3,076	3,322	531	—	6,929
Deferred income taxes	—	47,503	—	(42,659)	4,844
Other noncurrent liabilities	2,298	1,805	357	—	4,460
Total liabilities	481,456	134,712	13,181	(43,225)	586,124
Total shareholders’ equity	150,967	584,449	27,789	(612,238)	150,967
Total liabilities and shareholders’ equity	$632,423	$719,161	$40,970	$(655,463)	$737,091

	December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$50,350	$—	$3,216	$—	$53,566
Restricted cash	998	—	—	—	998
Receivables, net of allowance	436	95,030	35,219	196	130,881
Intercompany receivable (payable)	(27,245)	67,098	(39,853)	—	—
Inventory	—	9,945	8,953	—	18,898
Assets held for sale	—	3,582	—	—	3,582
Prepaid expenses and other current assets	1,743	3,197	2,169	—	7,109
Total current assets	26,282	178,852	9,704	196	215,034
Net property and equipment	2,022	494,376	28,460	—	524,858
Investment in subsidiaries	574,695	25,370	—	(600,065)	—
Deferred income taxes	42,585	—	—	(42,585)	—
Other noncurrent assets	596	511	551	—	1,658
Total assets	$646,180	$699,109	$38,715	$(642,454)	$741,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,093	$26,795	$6,246	$—	$34,134
Deferred revenues	—	95	1,627	—	1,722
Accrued expenses	14,020	49,640	5,056	196	68,912
Total current liabilities	15,113	76,530	12,929	196	104,768
Long-term debt, less unamortized discount and debt issuance costs	464,552	—	—	—	464,552
Deferred income taxes	—	46,273	—	(42,585)	3,688
Other noncurrent liabilities	1,457	1,611	416	—	3,484
Total liabilities	481,122	124,414	13,345	(42,389)	576,492
Total shareholders’ equity	165,058	574,695	25,370	(600,065)	165,058
Total liabilities and shareholders’ equity	$646,180	$699,109	$38,715	$(642,454)	$741,550

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$124,925	$21,643	$—	$146,568
Costs and expenses:
Operating costs	—	92,102	16,483	—	108,585
Depreciation	280	21,030	1,343	—	22,653
General and administrative	7,996	11,446	451	(135)	19,758
Bad debt expense (recovery), net	—	62	—	—	62
Gain on dispositions of property and equipment, net	—	(984)	(91)	—	(1,075)
Impairment	—	1,046	—	—	1,046
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	8,276	123,487	19,401	(135)	151,029
Income (loss) from operations	(8,276)	1,438	2,242	135	(4,461)
Other income (expense):
Equity in earnings of subsidiaries	2,768	2,464	—	(5,232)	—
Interest expense, net of interest capitalized	(9,874)	(14)	3	—	(9,885)
Other	206	266	347	(135)	684
Total other income (expense)	(6,900)	2,716	350	(5,367)	(9,201)
Income (loss) before income taxes	(15,176)	4,154	2,592	(5,232)	(13,662)
Income tax (expense) benefit [1]	61	(1,386)	(128)	—	(1,453)
Net income (loss)	$(15,115)	$2,768	$2,464	$(5,232)	$(15,115)

	Three months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,867	$17,611	$—	$144,478
Costs and expenses:
Operating costs	—	89,809	12,957	—	102,766
Depreciation	291	22,009	1,447	—	23,747
General and administrative	6,238	12,539	522	(105)	19,194
Bad debt expense (recovery), net	—	(52)	—	—	(52)
Gain on dispositions of property and equipment, net	—	(321)	(14)	—	(335)
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	6,529	122,769	16,127	(105)	145,320
Income (loss) from operations	(6,529)	4,098	1,484	105	(842)
Other income (expense):
Equity in earnings of subsidiaries	4,549	1,653	—	(6,202)	—
Interest expense, net of interest capitalized	(9,516)	—	3	—	(9,513)
Other	2	219	388	(105)	504
Total other income (expense)	(4,965)	1,872	391	(6,307)	(9,009)
Income (loss) before income taxes	(11,494)	5,970	1,875	(6,202)	(9,851)
Income tax (expense) benefit [1]	355	(1,421)	(222)	—	(1,288)
Net income (loss)	$(11,139)	$4,549	$1,653	$(6,202)	$(11,139)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(18,807)	$7,603	$414	$—	$(10,790)

Cash flows from investing activities:
Purchases of property and equipment	(162)	(15,496)	(1,186)	—	(16,844)
Proceeds from sale of property and equipment	—	987	56	—	1,043
	(162)	(14,509)	(1,130)	—	(15,801)

Cash flows from financing activities:
Purchase of treasury stock	(120)	—	—	—	(120)
Intercompany contributions/distributions	(6,861)	6,906	(45)	—	—
	(6,981)	6,906	(45)	—	(120)

Net decrease in cash, cash equivalents and restricted cash	(25,950)	—	(761)	—	(26,711)
Beginning cash, cash equivalents and restricted cash	51,348	—	3,216	—	54,564
Ending cash, cash equivalents and restricted cash	$25,398	$—	$2,455	$—	$27,853

	Three months ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(15,289)	$17,992	$2,355	$—	$5,058

Cash flows from investing activities:
Purchases of property and equipment	(179)	(8,978)	(2,500)	—	(11,657)
Proceeds from sale of property and equipment	—	1,283	—	—	1,283
Proceeds from insurance recoveries	—	508	15	—	523
	(179)	(7,187)	(2,485)	—	(9,851)

Cash flows from financing activities:
Debt issuance costs	(33)	—	—	—	(33)
Purchase of treasury stock	(96)	—	—	—	(96)
Intercompany contributions/distributions	10,860	(10,805)	(55)	—	—
	10,731	(10,805)	(55)	—	(129)

Net decrease in cash, cash equivalents and restricted cash	(4,737)	—	(185)	—	(4,922)
Beginning cash, cash equivalents and restricted cash	72,385	—	3,263	—	75,648
Ending cash, cash equivalents and restricted cash	$67,648	$—	$3,078	$—	$70,726

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, decisions about exploration and development projects to be made by oil and gas exploration and production companies, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, future compliance with covenants under debt agreements, including our senior secured term loan, our senior secured revolving asset-based credit facility, and our senior notes, operating hazards inherent in our operations, the supply of marketable drilling rigs, well servicing rigs, coiled tubing units and wireline units within the industry, the continued availability of new components for drilling rigs, well servicing rigs, coiled tubing units and wireline units, the continued availability of qualified personnel, the success or failure of our acquisition strategy, the occurrence of cybersecurity incidents, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview
Pioneer Energy Services Corp. provides land-based drilling services and production services to a diverse group of oil and gas exploration and production companies in the United States and internationally in Colombia. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.

•
Drilling Services— Our current drilling rig fleet is 100% pad-capable and offers the latest advancements in pad drilling. We have 17 AC rigs in the US and eight SCR rigs in Colombia, all of which have 1,500 horsepower or greater drawworks. We provide a comprehensive service offering which includes the drilling rig, crews, supplies and most of the ancillary equipment needed to operate our drilling rigs which are deployed through our division offices in the following regions:

Rig Count
Domestic drilling:
Marcellus/Utica	6
Permian Basin and Eagle Ford	9
Bakken	2
International drilling	8
25

•
Production Services— Our production services business segments provide a range of well, wireline and coiled tubing services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of March 31, 2019, we have a fleet of 113 rigs with 550 horsepower and 12 rigs with 600 horsepower with operations in 10 locations, mostly in the Gulf Coast states, as well as in North Dakota and Colorado.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing, and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of March 31, 2019, we have a fleet of 93 wireline units, which are deployed through 12 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is another important element of the well servicing industry that allows operators to continue production during service operations on a well under pressure without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous flexible metal pipe which is spooled on a large reel and inserted into the wellbore to perform a variety of oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications, such as milling temporary plugs between frac stages. As of March 31, 2019, we have a current fleet of nine coiled tubing units, the majority of which offer larger diameter coil (larger than two inches), deployed through two operating locations that provide services in Texas, Wyoming and surrounding areas.

Pioneer Energy Services Corp. was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Since then, we have significantly expanded and transformed our business through acquisitions and organic growth. Our business is comprised of two business lines — Drilling Services and Production Services. We report our Drilling Services business as two reportable segments: (i) Domestic Drilling and (ii) International Drilling. We report our Production Services business as three reportable segments: (i) Well Servicing, (ii) Wireline Services, and (iii) Coiled Tubing Services. Financial information about our operating segments is included in Note 10, Segment Information, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
From time to time, temporary regional slowdowns or constraints occur in our industry due to a variety of factors, including, among others, infrastructure or takeaway capacity limitations, labor shortages, increased regulatory or environmental pressures, or an influx of competitors in a particular region. Any of these factors can influence the profitability of operations in the affected region. However, term contract coverage for our drilling services business and the mobility of all our equipment between regions reduces our exposure to the impact of regional constraints and fluctuations in demand.

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
For additional information concerning the potential effects of volatility in oil and gas prices and other industry trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
Market Conditions — Our industry experienced a severe down cycle from late 2014 through 2016, during which WTI oil prices dipped below $30 per barrel in early 2016. A modest recovery in commodity prices began in the latter half of 2016 with WTI oil prices steadily increasing from just under $50 per barrel at the end of June 2016 to approximately $60 per barrel at the end of 2017. In 2018, WTI oil prices continued to increase to a high of $75 per barrel in October, but then decreased to $45 per barrel at the end of 2018. The average WTI oil price in the first quarter of 2019 increased to approximately $55 per barrel.
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

The trends in commodity pricing and domestic rig counts over the last 12 months are illustrated below:
As of March 31, 2019, 24 of our 25 drilling rigs are earning revenues, 20 of which are under term contracts, which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts		Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic rigs	3	14	6	6	—	1	1
International rigs	1	6	2	1	2	1	—
	4	20	8	7	2	2	1
Our international drilling contracts are cancelable by our clients without penalty, although the contracts require 15 to 30 days notice and payment for demobilization services. We are actively marketing our idle rig in Colombia, and we also continue to evaluate the possibility of selling some or all of our assets in Colombia.
During the quarter ended March 31, 2019, our well servicing rig hours increased by 7%, while the number of wireline jobs completed and revenue days for our coiled tubing services were consistent, as compared to the fourth quarter of 2018. However, average revenue rates for our coiled tubing and wireline services provided during this same period increased by 15% and 6% (on a per job and per day basis, respectively), while average revenues per hour for our well servicing decreased slightly by 2%. The increase in coiled tubing revenues is primarily attributable to an increase in the proportion of work performed by our large-diameter coiled tubing units, which generally earn higher revenue rates as compared to smaller diameter coiled tubing units, while the increases in wireline and well servicing revenues were primarily due to an increase in completion activity.
The level of exploration and production activity within a region can fluctuate due to a variety of factors which may directly or indirectly impact our operations in the region. Despite the recovery of demand experienced in onshore markets, offshore activity remained depressed, and as a result, we exited the offshore wireline and coiled tubing market in the second quarter of 2018. In the Permian Basin, limited takeaway capacity has led to price discounts on crude oil that could continue to impact activity and near-term growth in the region; however, eight of our nine drilling rigs currently operating in this region are under term contracts, which helps to reduce our exposure to the impact of pricing fluctuations in this region. In Colorado, Senate Bill 19-181 was enacted in April, which gives the state’s oil and gas conservation commission and the state’s local governments more authority over oil and gas operations, and which could lead to newly imposed regulations that may impede our clients’ ability to operate in the region, and similarly reduce demand for the services that we provide in this region. At the end of March 2019, we were operating eleven wireline units and five well servicing rigs in Colorado, which we believe can be redeployed to other markets should future regulations negatively impact demand.
Although we expect a highly competitive environment to continue in all the areas in which we operate, we believe our high-quality equipment and services and our excellent safety record position us well to compete.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	total cash and cash equivalents ($27.9 million as of March 31, 2019);

•	cash generated from operations;

•	proceeds from sales of assets; and

•	the availability under our asset-based lending facility ($58.7 million as of March 31, 2019).
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
We have not drawn upon our ABL Facility to date. As of March 31, 2019, we had $9.7 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $58.7 million. Borrowings available under the ABL Facility are available for general corporate purposes, and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additional information regarding these covenants is provided in the Debt Compliance Requirements section below.
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. On May 22, 2018, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of March 31, 2019, the entire $300 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Term Loan, ABL Facility and Senior Notes.
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

Working Capital — Our working capital was $103.7 million at March 31, 2019, compared to $110.3 million at December 31, 2018. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.0 at March 31, 2019, as compared to 2.1 at December 31, 2018. The changes in the components of our working capital were as follows (amounts in thousands), and as described below:

	March 31, 2019	December 31, 2018	Change
Cash and cash equivalents	$26,855	$53,566	$(26,711)
Restricted cash	998	998	—
Receivables:
Trade, net of allowance for doubtful accounts	90,816	76,924	13,892
Unbilled receivables	27,535	24,822	2,713
Insurance recoveries	23,427	23,656	(229)
Other receivables	6,307	5,479	828
Inventory	20,229	18,898	1,331
Assets held for sale	4,794	3,582	1,212
Prepaid expenses and other current assets	7,307	7,109	198
Current assets	208,268	215,034	(6,766)
Accounts payable	38,163	34,134	4,029
Deferred revenues	1,659	1,722	(63)
Accrued expenses:
Payroll and related employee costs	24,699	24,598	101
Insurance claims and settlements	22,819	23,593	(774)
Insurance premiums and deductibles	5,543	5,482	61
Interest	1,460	6,148	(4,688)
Other	10,233	9,091	1,142
Current liabilities	104,576	104,768	(192)
Working capital	$103,692	$110,266	$(6,574)

•
Cash and cash equivalents — The change in cash and cash equivalents during 2019 is primarily due to $16.8 million of cash used for the purchase of property and equipment as well as $10.8 million of cash used in operating activities, offset slightly by $1.0 million of proceeds from the sale of property and equipment.

•
Trade and unbilled receivables — The net increase in our total trade and unbilled receivables during 2019 is due to lengthened collection cycles in our domestic segments, the timing of the billing and collection cycles for long-term drilling contracts in Colombia, and the 4% increase in our revenues during the quarter ended March 31, 2019, as compared to the quarter ended December 31, 2018. Our domestic trade receivables generally turn over within 60 days, and our Colombian trade receivables generally turn over within 120 days.

•	Inventory — The increase in inventory during 2019 is due to an increase in inventory for our international operations and purchases of supplies and job materials for our wireline operations.

•
Assets held for sale — As of March 31, 2019 and December 31, 2018, our condensed consolidated balance sheet reflects assets held for sale of $4.8 million and $3.6 million, respectively, which includes the fair value of one domestic SCR drilling rig and related spare equipment and three coiled tubing units. Additionally, our March 31, 2019 assets held for sale also includes the fair value of a building for one closed wireline location, 12 wireline units and spare coiled tubing equipment which were designated as held for sale in the first quarter of 2019. For additional information, see Note 4, Property and Equipment of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Accounts payable — Our accounts payable generally turn over within 90 days. The increase in accounts payable during 2019 is primarily due to lengthened payment cycles, the 4% increase in our operating costs for the quarter ended March 31, 2019 as compared to the quarter ended December 31, 2018, and a $1.5 million increase in our accruals for capital expenditures.

•
Accrued payroll and related employee costs — The change in accrued payroll and related employee costs during 2019 primarily resulted from an increase in accrued costs due to the timing of pay periods and a decrease in annual incentive compensation associated with the payment of 2018 annual bonuses which were fully accrued at December 31, 2018 and were paid in the first quarter of 2019.

•	Accrued interest — The decrease in accrued interest expense during 2019 is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15 and September 15.

•
Other accrued expenses — The increase in other accrued expenses during 2019 is primarily due to the recognition of $2.5 million of current operating lease liabilities upon our adoption of ASU No. 2016-02, Leases, and its related amendments, as of January 1, 2019. For additional information about adoption of this standard, see Note 1, Organization and Summary of Significant Accounting Policies and Note 3, Leases, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. The increase is partially offset, however, by a decrease in property and sales tax accruals due to the timing of payments.

Debt and Other Contractual Obligations — The following table includes information about the amount and timing of our contractual obligations at March 31, 2019 (amounts are undiscounted and in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$475,000	$—	$475,000	$—	$—
Interest on debt	104,213	36,225	67,988	—	—
Purchase commitments	9,679	9,679	—	—	—
Operating leases	10,542	2,878	3,806	2,362	1,496
Incentive compensation	23,630	8,370	11,824	3,436	—
	$623,064	$57,152	$558,618	$5,798	$1,496

•
Debt — Debt obligations at March 31, 2019 consist of $300 million of principal amount outstanding under our Senior Notes which mature on March 15, 2022 and $175 million of principal amount outstanding under our Term Loan which is expected to mature December 14, 2021. As of March 31, 2019, we had no debt outstanding under our ABL Facility.

•
Interest on debt — Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year until maturity on March 15, 2022. Interest payment obligations on our Term Loan were estimated based on (1) the 10.2% interest rate that was in effect at March 31, 2019, and (2) the principal balance of $175 million at March 31, 2019, and assuming repayment of the outstanding balance occurs at December 14, 2021.

•
Purchase commitments — Purchase commitments generally relate to capital projects for the repair, upgrade and maintenance of our equipment, the construction or purchase of new equipment, and purchase orders for various job and inventory supplies. At March 31, 2019, our purchase commitments primarily pertain to $3.6 million of service equipment for our coiled tubing operations and $2.7 million of inventory and job supplies for our coiled tubing operations. Other purchase commitments include drilling equipment on order as well as various refurbishments and upgrades to our drilling and production services fleets.

•	Operating leases — Our operating lease obligations relate to long-term lease agreements for office space, operating facilities, field personnel housing, and office equipment.

•
Incentive compensation — Incentive compensation is payable to our employees, generally contingent upon their continued employment through the date of each respective award’s payout. A portion of our long-term incentive compensation is performance-based and therefore the final amount will be determined based on our actual performance relative to a pre-determined peer group over the performance period. In April 2019, we determined that 175% of the target number of phantom stock unit awards granted during 2016 were earned based on the Company’s achievement of the performance measures, as compared to the predefined peer group, which resulted in an aggregate cash payment of $3.5 million to settle these awards, and which is included in the table above as an obligation due within one year.

Debt Compliance Requirements — The following is a summary of our debt compliance requirements including covenants, restrictions and guarantees, all of which are described in more detail in Note 6, Debt, and Note 12, Guarantor/Non-Guarantor

Condensed Consolidating Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
As of March 31, 2019, we were in compliance with all covenants required by our Term Loan, ABL Facility and Senior Notes.
Capital Expenditures — During the three months ended March 31, 2019, we spent $16.8 million on purchases of property and equipment and placed into service property and equipment of $18.4 million. Currently, we expect to spend approximately $55 to $60 million on capital expenditures during 2019, which includes approximately $7 million for final payments on the construction of the new-build drilling rig that began operations in the first quarter, and previous commitments on high-pressure pump packages for coiled tubing completion operations.
Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, and the level of rig build and other expansion opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2019 from operating cash flow in excess of our working capital requirements, although proceeds from sales of assets, remaining proceeds from our Term Loan issuance, and available borrowings under our ABL Facility are also available, if necessary.

Results of Operations
Statements of Operations Analysis
The following table provides certain information about our operations, including details of each of our business segments’ revenues, operating costs and gross margin, and the percentage of the consolidated amount of each which is attributable to each business segment, for the three months ended March 31, 2019 and 2018 (amounts in thousands, except percentages):

	Three months ended March 31,
	2019		2018
Revenues:
Domestic drilling	$38,009	26%	$35,926	25%
International drilling	21,643	15%	17,611	12%
Drilling services	59,652	41%	53,537	37%
Well servicing	26,254	18%	21,114	15%
Wireline services	45,874	31%	56,601	39%
Coiled tubing services	14,788	10%	13,226	9%
Production services	86,916	59%	90,941	63%
Consolidated revenues	$146,568	100%	$144,478	100%

Operating costs:
Domestic drilling	$22,469	21%	$20,898	20%
International drilling	16,485	15%	12,961	13%
Drilling services	38,954	36%	33,859	33%
Well servicing	18,896	17%	15,570	15%
Wireline services	39,347	36%	42,486	41%
Coiled tubing services	11,388	11%	10,851	11%
Production services	69,631	64%	68,907	67%
Consolidated operating costs	$108,585	100%	$102,766	100%

Gross margin:
Domestic drilling	$15,540	41%	$15,028	36%
International drilling	5,158	14%	4,650	11%
Drilling services	20,698	55%	19,678	47%
Well servicing	7,358	19%	5,544	13%
Wireline services	6,527	17%	14,115	34%
Coiled tubing services	3,400	9%	2,375	6%
Production services	17,285	45%	22,034	53%
Consolidated gross margin	$37,983	100%	$41,712	100%

Consolidated:
Net loss	$(15,115)		$(11,139)
Adjusted EBITDA (1)	$19,922		$23,409
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

A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table:

	Three months ended March 31,
	2019	2018
	(amounts in thousands)
Net loss	$(15,115)	$(11,139)
Depreciation	22,653	23,747
Impairment	1,046	—
Interest expense	9,885	9,513
Income tax expense	1,453	1,288
Adjusted EBITDA	19,922	23,409
General and administrative	19,758	19,194
Bad debt expense (recovery), net	62	(52)
Gain on dispositions of property and equipment, net	(1,075)	(335)
Other income	(684)	(504)
Consolidated gross margin	$37,983	$41,712
Consolidated gross margin — Our consolidated gross margin decreased by $3.7 million, or 9%, for the three months ended March 31, 2019 as compared to the corresponding period in 2018, due to a decline in demand for our wireline services, despite an increase in gross margin for all our other business segments. The $3.7 million overall decrease in consolidated gross margin was net of a $3.9 million combined increase in gross margin for our drilling services, well servicing, and coiled tubing services segments.

•
Drilling Services — Our drilling services revenues increased by $6.1 million, or 11%, for the three months ended March 31, 2019 as compared to the corresponding period in 2018, while operating costs increased by $5.1 million, or 15%. The increases in our drilling services revenues and operating costs are primarily due to higher dayrates, a 7% increase in utilization of our international drilling fleet, and the deployment of our newest AC drilling rig in March 2019. The following table provides operating statistics for each of our drilling services segments:

	Three months ended March 31,
	2019	2018
Domestic drilling:
Average number of drilling rigs	16	16
Utilization rate	97%	100%
Revenue days	1,420	1,440

Average revenues per day	$26,767	$24,949
Average operating costs per day	15,823	14,513
Average margin per day	$10,944	$10,436

International drilling:
Average number of drilling rigs	8	8
Utilization rate	81%	76%
Revenue days	580	550

Average revenues per day	$37,316	$32,020
Average operating costs per day	28,422	23,565
Average margin per day	$8,894	$8,455
Our domestic drilling average revenues per day for the three months ended March 31, 2019 increased as compared to the corresponding period in 2018, primarily due to an increase in dayrates on new and extended contracts in 2018 and 2019, except for four rigs that re-priced downward in 2018 from historically high pre-downturn rates. Our average domestic drilling revenues and operating costs per day for the three months ended March 31, 2019 also increased from the corresponding period in 2018 partially due to an increase in mobilization activity during the first quarter of 2019.

Our margin per day during the first quarter of 2019 also benefited from $0.4 million of revenues associated with the early termination of one of our drilling contracts in February 2019.
Our international drilling average revenues, operating costs and margin per day increased for the three months ended March 31, 2019, as compared to the corresponding period in 2018, primarily due to the increase in utilization and increasing dayrates. Our international drilling average margin per day also increased for the three months ended March 31, 2019 as compared to the corresponding period in 2018, in part due to additional costs incurred to deploy a previously idle rig in the first quarter of 2018.

•
Production Services — Our revenues from production services decreased by $4.0 million, or 4%, for the three months ended March 31, 2019 as compared to the corresponding period in 2018, while operating costs increased only marginally. The decrease in revenue is a result of the decreased demand for wireline completion services, for which the decrease was partially offset by increases in demand for both our well servicing and coiled tubing services, which experienced 24% and 12% increases in revenue, respectively. The following table provides operating statistics for each of our production services segments:

	Three months ended March 31,
	2019	2018
Well servicing:
Average number of rigs	125	125
Utilization rate	54%	47%
Rig hours	47,064	40,774
Average revenue per hour	$558	$518

Wireline services:
Average number of units	105	110
Number of jobs	2,342	2,830
Average revenue per job	$19,588	$20,000

Coiled tubing services:
Average number of units	9	14
Revenue days	351	414
Average revenue per day	$42,131	$31,947
Our wireline services business segment experienced a 17% decrease in the number of jobs completed, and a 2% decrease in average revenue per job for the three months ended March 31, 2019, as compared to the corresponding period in 2018, primarily due to a decrease in demand for completion-related activity as compared to the corresponding period in 2018, during which time we experienced higher demand for services to complete both newly drilled wells and the remaining inventory of wells which had been drilled but not yet completed.
Our well servicing business experienced an increase in demand during the three months ended March 31, 2019, as compared to the corresponding period in 2018, as the number of completed wells increased during the recovery of our industry, resulting in a larger inventory of producing wells that now require ongoing maintenance. Our well servicing rig hours increased by 15%, while revenues per hour increased by 8%.
Our coiled tubing services business continued to experience an improvement in demand for services provided using our larger diameter coiled tubing units. Although revenue days decreased 15% for the three months ended March 31, 2019, as compared to the corresponding period in 2018, average revenue per day increased 32% primarily due to a larger proportion of the work performed with larger diameter coiled tubing units which typically earn higher revenue rates as compared to smaller diameter coiled tubing units, partially resulting from the addition of two new large diameter coiled tubing units which we placed in service in July and December 2018.
Depreciation expense — Our depreciation expense decreased by $1.1 million for the three months ended March 31, 2019, primarily in our wireline and coiled tubing segments, which currently operate with an overall smaller fleet as compared to the corresponding period in 2018.
Impairment — During the three months ended March 31, 2019, we recognized impairment charges of $1.0 million to reduce the carrying values of certain assets which were classified as held for sale, to their estimated fair values based on expected sale prices. For more detail, see Note 4, Property and Equipment, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.
Income tax expense — Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including valuation allowances, impact of permanent items and the mix of profit and loss between federal, state and international taxing jurisdictions.
General and administrative expense — Our general and administrative expense increased by $0.6 million, or 3%, for the three months ended March 31, 2019, as compared to the corresponding period in 2018, partially due to a $0.3 million increase in our phantom stock compensation expense, attributable to the increase in fair value of our phantom stock unit awards.
Gain on dispositions of property and equipment, net — During the three months ended March 31, 2019, we recognized a net gain of $1.1 million on the disposition of various property and equipment. During the three months ended March 31, 2018, we recognized a net gain of $0.3 million on the disposition of various property and equipment, including the sale of six wireline units and one drilling rig, which was previously held for sale.
Other income — The increase in our other income during the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily related to interest earned on the investments made during 2018 in highly-liquid money-market mutual funds.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Except for those related to the adoption of ASC Topic 842 discussed below, as of March 31, 2019, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2018.
Leases — In February 2016, the FASB issued ASU No. 2016-02, Leases, which among other things, requires lessees to recognize substantially all leases on the balance sheet, with expense recognition that is similar to the former lease standard, and aligns the principles of lessor accounting with the principles of the FASB’s new revenue guidance in ASC Topic 606. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an option to apply the guidance prospectively, and provides a practical expedient allowing lessors to combine the lease and non-lease components of revenues where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC Topic 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.
As a lessor, we elected to apply the practical expedient which allows us to continue to recognize our revenues (both lease and service components) under ASC Topic 606, and continue to present them as one revenue stream in our unaudited condensed consolidated statements of operations. As a lessee, this standard primarily impacts our accounting for long-term real estate and office equipment leases, for which we recognized an operating lease asset and a corresponding operating lease liability on our unaudited condensed consolidated balance sheet of $9.8 million at the adoption date of January 1, 2019. For leases that commenced prior to adoption of ASC Topic 842, we elected to apply the package of practical expedients which allows us to carry forward the historical lease classification. The adoption of ASC Topic 842 also resulted in a cumulative effect adjustment of $0.3 million after applicable income taxes, related to the write off of previously unamortized deferred lease liabilities at the date of adoption. For more information about the accounting under ASC Topic 842, and disclosures under the new standard, see Note 3, Leases, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.
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

•
In accordance with ASC Topic 606, Revenue from Contracts with Customers, we estimate certain variable revenues associated with the demobilization of our drilling rigs under daywork drilling contracts. We also make estimates of the applicable amortization periods for deferred mobilization costs, and for mobilization revenues related to cancelable term contracts which represent a material right to our clients. These estimates and assumptions are described in more detail in Note 2, Revenue from Contracts with Customers. In order to make these estimates, management considers all the facts and circumstances pertaining to each particular contract, our past experience and knowledge of current market conditions. For more information, see Note 2, Revenue from Contracts with Customers, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments, and concluded there are no triggers present that require impairment testing as of March 31, 2019, other than the placement of certain assets as held for sale. The most significant inputs used in our impairment analysis include the projected utilization and pricing of our services, as well as the estimated proceeds upon any future sale or disposal of the assets, all of which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analysis are reasonable, different assumptions and estimates could materially impact the analysis and resulting conclusions. If commodity prices remain at current levels for an extended period of time, or if the demand for any of our services decreases below what we are currently projecting, our estimated cash flows may decrease, and if any of the foregoing were to occur, we could incur impairment charges on the related assets. For more information, see Note 4, Property and Equipment, of the Notes to

Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
As of March 31, 2019, we had $98.1 million and $9.3 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As result, as of March 31, 2019, we had a valuation allowance of $66.4 million that offset a portion of our domestic and foreign net deferred tax assets. Since 2017, market conditions and operating results for our Colombian operations have improved, and if they continue to improve, then we may determine that there is sufficient evidence that future taxable income will be generated to utilize our foreign net operating losses which would result in the reversal of the valuation allowance relating to our foreign deferred tax assets. For more information, see Note 5, Valuation Allowances on Deferred Tax Assets, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
We use a combination of self-insurance and third-party insurance for various types of coverage. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance, as well as an additional annual aggregate deductible of $250,000 under our general liability insurance. At March 31, 2019, our accrued insurance premiums and deductibles include approximately $1.6 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $3.2 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing.

•
Our compensation expense includes estimates for certain of our long-term incentive compensation plans which have performance-based award components dependent upon our performance over a set performance period, as compared to the performance of a pre-defined peer group. The accruals for these awards include estimates which affect our compensation expense, employee related accruals and equity. The accruals are adjusted based on actual achievement levels at the end of the pre-determined performance periods. Additionally, our phantom stock unit awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation expense in our condensed consolidated statements of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation expense. This volatility increases as the phantom stock awards approach the vesting date. For more information, see Note 9, Stock-Based Compensation Plans, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable rate debt and (ii) foreign currency exchange rate risk associated with our Colombian operations.
Interest Rate Risk — We are exposed to interest rate market risk on our variable rate debt. We do not use financial instruments for trading or other speculative purposes. As of March 31, 2019, the principal amount under our Term Loan was $175 million, which is our only variable rate debt with an outstanding balance. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.4 million during the three months ended March 31, 2019. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2019.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian Pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in net foreign currency gains of $0.3 million for the three months ended March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
We adopted ASU No. 2016-02, Leases, and its related amendments, as of January 1, 2019, which we discuss more fully in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. During this implementation and upon adoption of the new standard, we assessed and modified our internal controls in order to facilitate adoption of the new lease accounting standard, primarily related to the implementation of a new lease accounting system and modifications to the related payment and accounting processes.
Other than the impact of adopting ASC Topic 842 as described above, there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation or subject to disputes or claims arising out of our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the quarter ended March 31, 2019. The following table provides information relating to our repurchase of common shares during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	84,266	$1.42	—	—
February 1 - February 28	593	$1.50	—	—
March 1 - March 31	—	$—	—	—
Total	84,859	$1.42	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2019, to satisfy the employees’ tax withholding obligations in connection with the vesting of share-based compensation awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

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

10.1**+		Pioneer Energy Services Corp. 2007 Incentive Plan Form of Time-Based Phantom Stock Unit Award Agreement

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-
The following financial statements from Pioneer Energy Services Corp.’s Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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
Dated: May 2, 2019