Form 10-Q
period 2019-06-30
PIONEER ENERGY SERVICES CORP
filed 2019-07-31
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-8182
PIONEER ENERGY SERVICES CORP.
(Exact name of registrant as specified in its charter)
____________________________________________

TEXAS	74-2088619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1250 N.E. Loop 410, Suite 1000 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 884-0575

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	PES	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 15, 2019, there were 79,202,216 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,132	$53,566
Restricted cash	998	998
Receivables:
Trade, net of allowance for doubtful accounts	90,288	76,924
Unbilled receivables	24,691	24,822
Insurance recoveries	22,902	23,656
Other receivables	7,691	5,479
Inventory	22,800	18,898
Assets held for sale	5,962	3,582
Prepaid expenses and other current assets	7,061	7,109
Total current assets	212,525	215,034
Property and equipment, at cost	1,121,703	1,118,215
Less accumulated depreciation	620,860	593,357
Net property and equipment	500,843	524,858
Operating lease assets	8,775	—
Other noncurrent assets	1,526	1,658
Total assets	$723,669	$741,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,019	$34,134
Deferred revenues	1,420	1,722
Accrued expenses:
Payroll and related employee costs	19,484	24,598
Insurance claims and settlements	22,637	23,593
Insurance premiums and deductibles	4,989	5,482
Interest	5,754	6,148
Other	10,697	9,091
Total current liabilities	106,000	104,768
Long-term debt, less unamortized discount and debt issuance costs	466,093	464,552
Noncurrent operating lease liabilities	6,495	—
Deferred income taxes	4,913	3,688
Other noncurrent liabilities	1,823	3,484
Total liabilities	585,324	576,492
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 200,000,000 shares authorized; 79,121,204 and 78,214,550 shares outstanding at June 30, 2019 and December 31, 2018, respectively	8,000	7,900
Additional paid-in capital	551,642	550,548
Treasury stock, at cost; 877,047 and 789,532 shares at June 30, 2019 and December 31, 2018, respectively	(5,090)	(4,965)
Accumulated deficit	(416,207)	(388,425)
Total shareholders’ equity	138,345	165,058
Total liabilities and shareholders’ equity	$723,669	$741,550
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)

Revenues	$152,843	$154,782	$299,411	$299,260

Costs and expenses:
Operating costs	115,970	114,197	224,555	216,963
Depreciation	22,851	23,287	45,504	47,034
General and administrative	18,028	24,829	37,786	44,023
Bad debt recovery, net	(348)	(370)	(286)	(422)
Impairment	332	2,368	1,378	2,368
Gain on dispositions of property and equipment, net	(1,126)	(726)	(2,201)	(1,061)
Total costs and expenses	155,707	163,585	306,736	308,905
Loss from operations	(2,864)	(8,803)	(7,325)	(9,645)

Other income (expense):
Interest expense, net of interest capitalized	(10,105)	(9,642)	(19,990)	(19,155)
Other income, net	349	44	1,033	548
Total other expense, net	(9,756)	(9,598)	(18,957)	(18,607)

Loss before income taxes	(12,620)	(18,401)	(26,282)	(28,252)
Income tax (expense) benefit	(324)	249	(1,777)	(1,039)
Net loss	$(12,944)	$(18,152)	$(28,059)	$(29,291)

Loss per common share - Basic	$(0.17)	$(0.23)	$(0.36)	$(0.38)

Loss per common share - Diluted	$(0.17)	$(0.23)	$(0.36)	$(0.38)

Weighted average number of shares outstanding—Basic	78,430	77,944	78,371	77,776

Weighted average number of shares outstanding—Diluted	78,430	77,944	78,371	77,776

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	As of and for the six months ended June 30, 2019
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2018	79,005	(790)	$7,900	$(4,965)	$550,548	$(388,425)	$165,058
Net loss	—	—	—	—	—	(15,115)	(15,115)
Purchase of treasury stock	—	(84)	—	(120)	—	—	(120)
Cumulative-effect adjustment due to adoption of ASC Topic 842	—	—	—	—	—	277	277
Issuance of restricted stock	326	—	33	—	(33)	—	—
Stock-based compensation expense	—	—	—	—	867	—	867
Balance as of March 31, 2019	79,331	(874)	$7,933	$(5,085)	$551,382	$(403,263)	$150,967
Net loss	—	—	—	—	—	(12,944)	(12,944)
Purchase of treasury stock	—	(3)	—	(5)	—	—	(5)
Issuance of restricted stock	667	—	67	—	(67)	—	—
Stock-based compensation expense	—	—	—	—	327	—	327
Balance as of June 30, 2019	79,998	(877)	$8,000	$(5,090)	$551,642	$(416,207)	$138,345

	As of and for the six months ended June 30, 2018
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2017	78,350	(631)	$7,835	$(4,416)	$546,158	$(339,481)	$210,096
Net loss	—	—	—	—	—	(11,139)	(11,139)
Purchase of treasury stock	—	(28)	—	(96)	—	—	(96)
Cumulative-effect adjustment due to adoption of ASC Topic 606	—	—	—	—	—	67	67
Issuance of restricted stock	105	—	10	—	(10)	—	—
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
Balance as of March 31, 2018	78,455	(659)	$7,845	$(4,512)	$547,407	$(350,553)	$200,187
Net loss	—	—	—	—	—	(18,152)	(18,152)
Exercise of options	3	—	—	—	12	—	12
Purchase of treasury stock	—	(131)	—	(453)	—	—	(453)
Issuance of restricted stock	547	—	55	—	(55)	—	—
Stock-based compensation expense	—	—	—	—	1,097	—	1,097
Balance as of June 30, 2018	79,005	(790)	$7,900	$(4,965)	$548,461	$(368,705)	$182,691

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(28,059)	$(29,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	45,504	47,034
Allowance for doubtful accounts, net of recoveries	(286)	(422)
Gain on dispositions of property and equipment, net	(2,201)	(1,061)
Stock-based compensation expense	1,194	2,356
Phantom stock compensation expense	51	6,529
Amortization of debt issuance costs and discount	1,541	1,422
Impairment	1,378	2,368
Deferred income taxes	1,225	273
Change in other noncurrent assets	1,476	(199)
Change in other noncurrent liabilities	(2,493)	(10,009)
Changes in current assets and liabilities:
Receivables	(14,858)	(12,368)
Inventory	(3,864)	(3,662)
Prepaid expenses and other current assets	(108)	(785)
Accounts payable	10,697	5,858
Deferred revenues	(302)	619
Accrued expenses	(6,849)	8,463
Net cash provided by operating activities	4,046	17,125

Cash flows from investing activities:
Purchases of property and equipment	(31,382)	(31,485)
Proceeds from sale of property and equipment	3,439	2,225
Proceeds from insurance recoveries	588	541
Net cash used in investing activities	(27,355)	(28,719)

Cash flows from financing activities:
Proceeds from exercise of options	—	12
Purchase of treasury stock	(125)	(549)
Net cash used in financing activities	(125)	(537)

Net decrease in cash, cash equivalents and restricted cash	(23,434)	(12,131)
Beginning cash, cash equivalents and restricted cash	54,564	75,648
Ending cash, cash equivalents and restricted cash	$31,130	$63,517

Supplementary disclosure:
Interest paid	$18,832	$18,073
Income tax paid	$2,156	$1,789
Noncash investing and financing activity:
Change in capital expenditure accruals	$(3,766)	$2,440

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
			25
Our production services business segments provide a range of well, wireline and coiled tubing services to a diverse group of exploration and production companies, with our operations concentrated in the major domestic onshore oil and gas producing regions in the Gulf Coast, Mid-Continent and Rocky Mountain states. As of June 30, 2019, the fleet count for each of our production services business segments are as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	113	12	125

			Total
Wireline services units			95
Coiled tubing services units			9
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

Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2019, through the filing of this Form 10-Q, for inclusion as necessary.
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
Additional Detail of Account Balances
Cash Equivalents and Restricted Cash — Cash equivalents at June 30, 2019 and December 31, 2018 were $11.8 million and $40.6 million, respectively, consisting of investments in highly-liquid money-market mutual funds. Our restricted cash balance reflects the portion of net proceeds from the issuance of our senior secured term loan which are currently held in a restricted account until the completion of certain administrative tasks related to providing access rights to certain of our real property.
Other Receivables — Our other receivables primarily consist of recoverable taxes related to our international operations, as well as net income and sales tax receivables.
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
Our current and noncurrent deferred revenues and costs as of June 30, 2019 and December 31, 2018 were as follows (amounts in thousands):

	June 30, 2019	December 31, 2018
Current deferred revenues	$1,420	$1,722
Current deferred costs	978	1,543

Noncurrent deferred revenues	$313	$437
Noncurrent deferred costs	581	679
The changes in deferred revenue and cost balances during the six months ended June 30, 2019 are primarily related to the amortization of deferred revenues and costs during the period, largely offset by increases related to the deployment of four domestic rigs and one international rig under new term contracts in 2019. Amortization of deferred revenues and costs during the three and six months ended June 30, 2019 and 2018 were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of deferred revenues	$1,280	$542	$2,235	$1,041
Amortization of deferred costs	1,110	486	2,096	949
In February 2019, one of our domestic clients elected to early terminate their contract with us and make an upfront early termination payment based on a per day rate for the remaining term of the contract, resulting in $0.4 million of revenues associated with the 34 days that were remaining under the contract term. We subsequently placed this rig with another client. As of June 30, 2019, all but two of our 25 rigs are earning under daywork contracts, 14 of which are domestic term contracts. Unlike our domestic term contracts, our international drilling contracts are cancelable by our clients without penalty, although the contracts require 15 to 30 days notice and payment for demobilization services. The spot contracts for our domestic drilling rigs are also terminable by our client with 30 days notice, but typically do not include a required payment for demobilization services.
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
As a lessee, we lease our corporate office headquarters in San Antonio, Texas, and we conduct our business operations through 27 other regional offices located throughout the United States and internationally in Colombia. These operating locations typically include regional offices, storage and maintenance yards and employee housing sufficient to support our operations in the area. We lease most of these properties under non-cancelable term and month-to-month operating leases, many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses. We also lease supplemental equipment, typically under cancelable short-term and very short term (less than 30 days) leases. Due to the nature of our business, any option to renew these short-term leases, and the options to extend certain of our long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
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
We recognize rent expense on a straight-line basis, except for certain variable expenses which are recognized when the variability is resolved, typically during the period in which they are paid. Variable lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of office equipment (for example, copiers), which totaled approximately $0.3 million and $0.6 million during the three and six months ended June 30, 2019. The following table summarizes our lease expense recognized for the three and six months ending June 30, 2019, excluding variable lease costs (amounts in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Long-term operating lease expense	$829	$1,671
Short-term operating lease expense	$4,333	$7,736
The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	June 30, 2019	December 31, 2018
Within 1 year	$2,659	$3,318
In the second year	1,964	2,032
In the third year	1,658	1,721
In the fourth year	1,358	1,407
In the fifth year	905	1,110
Thereafter	1,268	1,738
Total undiscounted lease obligations	$9,812	$11,326
Impact of discounting	(995)
Discounted value of operating lease obligations	$8,817

Current operating lease liabilities	$2,322
Noncurrent operating lease liabilities	6,495
	$8,817
The following table summarizes the weighted-average remaining lease term and discount rate associated with our long-term operating leases:

June 30, 2019
Weighted-average remaining lease term (in years)	4.8
Weighted-average discount rate	4.5%
4.    Property and Equipment
Capital Expenditures — Our capital expenditures were $27.6 million and $33.9 million during the six months ended June 30, 2019 and 2018, respectively. Capital expenditures during the six months ended June 30, 2019 primarily related to various upgrades and refurbishments of our drilling and production services fleets, various vehicle and ancillary equipment purchases, and the completion of construction on our 17th AC drilling rig which we deployed in March. Capital expenditures during the six months ended June 30, 2018 primarily related to various routine expenditures to maintain our fleets and purchase new support equipment, as well as the expansion of our wireline and coiled tubing fleets, vehicle fleet upgrades in all business segments, and capital projects to upgrade and refurbish certain of our international and domestic drilling rigs.
At June 30, 2019, capital expenditures incurred for property and equipment not yet placed in service was $6.0 million, primarily related to support equipment for our coiled tubing and drilling rig services fleets and capital projects to upgrade and refurbish certain components of our drilling rig fleet. At December 31, 2018, property and equipment not yet placed in service was $19.6 million, primarily related to approximately $8.0 million of costs for the construction of a new-build drilling rig, various refurbishments and upgrades of drilling and production services equipment, and the purchase of other new ancillary equipment.
Gain/Loss on Disposition of Property — During the six months ended June 30, 2019, we recognized a net gain of $2.2 million on the disposition of drill pipe and various other property and equipment, including some assets which were previously held for sale, as well as insurance proceeds received for damaged equipment. During the six months ended June 30, 2018, we recognized a net gain of $1.1 million on the disposition of various property and equipment, including the sale of six wireline units and one drilling rig, which was previously held for sale.
Assets Held for Sale — As of June 30, 2019, our condensed consolidated balance sheet reflects assets held for sale of $6.0 million, which includes the fair value of one domestic SCR drilling rig, two coiled tubing units, 12 wireline units, spare support equipment, and buildings and yards for two closed wireline locations, both of which were designated as held for sale in the second quarter of 2019. As of December 31, 2018, our condensed consolidated balance sheet reflects assets held for sale of $3.6 million, which primarily represents the fair value of one domestic SCR drilling rig and related spare equipment and three coiled tubing units.
During the six months ended June 30, 2019 and 2018, we recognized impairment charges of $1.4 million and $2.4 million to reduce the carrying values of assets which were classified as held for sale, to their estimated fair values, based on expected sales prices which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures.
Impairments — In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments, and concluded there are no triggers present that require impairment testing as of June 30, 2019, other than the placement of certain assets as held for sale.
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

5.	Valuation Allowances on Deferred Tax Assets
Our deferred tax assets related to net operating losses, which are available to reduce future taxable income, consist of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Domestic net operating loss carryforward	$100,110	$96,777
Foreign net operating loss carryforward	8,083	9,582

The majority of our domestic net operating losses will begin to expire in 2030, while losses generated after 2017 are carried forward indefinitely but are limited in usage to 80% of taxable income. The majority of our foreign net operating losses are carried forward indefinitely, but losses generated after 2016 are carried forward for 12 years and will begin to expire in 2029.
We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As result, as of June 30, 2019 and December 31, 2018, we had valuation allowances of $67.2 million and $62.6 million that offset a portion of our domestic and foreign net deferred tax assets.
Since 2017, market conditions and operating results for our Colombian operations have improved, and if they continue to improve, then we may determine that there is sufficient evidence that future taxable income will be generated to utilize our foreign deferred tax assets which would result in the reversal of the valuation allowance relating to our foreign deferred tax assets.
6.     Debt
Our debt consists of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Senior secured term loan	$175,000	$175,000
Senior notes	300,000	300,000
	475,000	475,000
Less unamortized discount (based on imputed interest rate of 10.46%)	(2,278)	(2,668)
Less unamortized debt issuance costs	(6,629)	(7,780)
	$466,093	$464,552
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
We have not drawn upon the ABL Facility to date. As of June 30, 2019, we had $9.7 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $59.8 million. Borrowings available under the ABL Facility are available for general corporate purposes, and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additionally, if our availability under the ABL Facility is less than 15% of the maximum amount (or $11.25 million), we are required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility, of at least 1.00 to 1.00, measured on a trailing 12 month basis.
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

The carrying value of cash and cash equivalents, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. At June 30, 2019 and December 31, 2018, the aggregate estimated fair value of our phantom stock unit awards was $0.8 million and $5.1 million, respectively, for which the vested portion recognized as a liability in our condensed consolidated balance sheets was $0.2 million and $3.6 million, respectively. The phantom stock unit awards, and the measurement of fair value for these awards, are described in more detail in Note 9, Stock-Based Compensation Plans.
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

		June 30, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	2	$297,411	$141,000	$296,988	$186,750
Senior secured term loan	3	168,682	$166,250	167,564	175,875
		$466,093	$307,250	$464,552	$362,625

8.	Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator (both basic and diluted):
Net loss	$(12,944)	$(18,152)	$(28,059)	$(29,291)
Denominator:
Weighted-average shares (denominator for basic earnings (loss) per share)	78,430	77,944	78,371	77,776
Dilutive effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—	—	—
Denominator for diluted earnings (loss) per share	78,430	77,944	78,371	77,776
Loss per common share - Basic	$(0.17)	$(0.23)	$(0.36)	$(0.38)
Loss per common share - Diluted	$(0.17)	$(0.23)	$(0.36)	$(0.38)
Potentially dilutive securities excluded as anti-dilutive	4,858	4,055	3,709	5,015

9.	Stock-Based Compensation Plans
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

We recognize compensation cost for our stock-based compensation awards based on the fair value estimated in accordance with ASC Topic 718, Compensation—Stock Compensation, and we recognize forfeitures when they occur. For our awards with graded vesting, we recognize compensation expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The following table summarizes the stock-based compensation expense recognized, by award type, and the compensation expense (benefit) recognized for phantom stock unit awards during the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock option awards	$23	$99	$74	$241
Restricted stock awards	121	115	235	228
Restricted stock unit awards	183	883	885	1,887
	$327	$1,097	$1,194	$2,356
Phantom stock unit awards	$(797)	$6,099	$51	$6,529
Stock Option Awards
We grant stock option awards which generally become exercisable over a three-year period and expire ten years after the date of grant. Our stock-based compensation plans require that all stock option awards have an exercise price that is not less than the fair market value of our common stock on the date of grant. We issue shares of our common stock when vested stock option awards are exercised. We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. We did not grant any stock option awards during the six months ended June 30, 2019 or 2018.
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
There were no performance-based restricted stock unit awards granted during the six months ended June 30, 2019 or 2018. The following table summarizes the number and weighted-average grant-date fair value of the restricted stock and time-based restricted stock unit awards granted during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Restricted Stock:
Restricted stock awards granted	648,100	78,632	648,100	78,632
Weighted-average grant-date fair value (per share)	$0.79	$5.85	$0.79	$5.85
Time-based RSUs:
Time-based RSUs granted	—	—	870,648	788,377
Weighted-average grant-date fair value (per unit)	$—	$—	$1.38	$3.85
Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant. Our performance-based RSUs cliff vest at 39 months from the date of grant and are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. The number of shares of common stock awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the performance period, generally three years. As of June 30, 2019, we estimate that the achievement level for our outstanding performance-based RSUs granted in 2017 will be approximately 80% of the predetermined performance conditions.

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
There were no phantom stock unit awards granted during the three months ended June 30, 2019 or 2018. The following table summarizes the number, weighted-average grant-date fair value, and applicable maximum cash value of the phantom stock unit awards granted during the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
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
These awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation expense in our condensed consolidated statements of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation expense. This volatility increases as the phantom stock awards approach the vesting date. We estimate that a hypothetical increase of $1 in the market price of our common stock, which was $0.25 as of June 30, 2019, if all other inputs were unchanged, would result in an increase in cumulative compensation expense of $1.0 million, which represents the hypothetical increase in fair value of the liability for the 2018 and 2019 phantom stock unit awards. The maximum payout feature of these awards would limit this volatility if the stock price exceeds the maximum payout threshold. As of June 30, 2019, we estimate the weighted-average achievement level for our outstanding phantom stock unit awards granted in 2018 and 2019 to be 100%.
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

The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Domestic drilling	$39,652	$35,634	$77,661	$71,560
International drilling	25,422	21,773	47,065	39,384
Drilling services	65,074	57,407	124,726	110,944
Well servicing	29,506	23,162	55,760	44,276
Wireline services	47,386	62,137	93,260	118,738
Coiled tubing services	10,877	12,076	25,665	25,302
Production services	87,769	97,375	174,685	188,316
Consolidated revenues	$152,843	$154,782	$299,411	$299,260

Operating costs:
Domestic drilling	$24,698	$21,749	$47,167	$42,647
International drilling	18,555	17,064	35,040	30,025
Drilling services	43,253	38,813	82,207	72,672
Well servicing	21,038	16,680	39,934	32,250
Wireline services	41,804	46,716	81,151	89,202
Coiled tubing services	9,875	11,988	21,263	22,839
Production services	72,717	75,384	142,348	144,291
Consolidated operating costs	$115,970	$114,197	$224,555	$216,963

Gross margin:
Domestic drilling	$14,954	$13,885	$30,494	$28,913
International drilling	6,867	4,709	12,025	9,359
Drilling services	21,821	18,594	42,519	38,272
Well servicing	8,468	6,482	15,826	12,026
Wireline services	5,582	15,421	12,109	29,536
Coiled tubing services	1,002	88	4,402	2,463
Production services	15,052	21,991	32,337	44,025
Consolidated gross margin	$36,873	$40,585	$74,856	$82,297

Identifiable Assets:
Domestic drilling (1)	$365,477	$380,355	$365,477	$380,355
International drilling (1) (2)	47,158	42,457	47,158	42,457
Drilling services	412,635	422,812	412,635	422,812
Well servicing	121,180	124,458	121,180	124,458
Wireline services	94,413	99,243	94,413	99,243
Coiled tubing services	37,292	31,889	37,292	31,889
Production services	252,885	255,590	252,885	255,590
Corporate	58,149	78,642	58,149	78,642
Consolidated identifiable assets	$723,669	$757,044	$723,669	$757,044

Depreciation:
Domestic drilling	$10,888	$10,139	$21,433	$20,588
International drilling	1,373	1,301	2,716	2,748
Drilling services	12,261	11,440	24,149	23,336
Well servicing	4,942	4,865	9,824	9,785
Wireline services	3,907	4,601	7,982	9,209
Coiled tubing services	1,531	2,114	3,059	4,146
Production services	10,380	11,580	20,865	23,140
Corporate	210	267	490	558
Consolidated depreciation	$22,851	$23,287	$45,504	$47,034

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2019	2018	2019	2018
Capital Expenditures:
Domestic drilling	$3,325	$4,736	$11,567	$7,494
International drilling	524	1,213	2,282	3,913
Drilling services	3,849	5,949	13,849	11,407
Well servicing	2,141	3,403	6,036	5,452
Wireline services	1,588	4,917	4,423	8,590
Coiled tubing services	1,287	4,817	2,811	7,981
Production services	5,016	13,137	13,270	22,023
Corporate	376	251	497	495
Consolidated capital expenditures	$9,241	$19,337	$27,616	$33,925

(1)
Identifiable assets for our drilling segments include the impact of a $38.6 million and $35.1 million intercompany balance, as of June 30, 2019 and 2018, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).

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

The following table reconciles the consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Consolidated gross margin	$36,873	$40,585	$74,856	$82,297
Depreciation	(22,851)	(23,287)	(45,504)	(47,034)
General and administrative	(18,028)	(24,829)	(37,786)	(44,023)
Bad debt recovery, net	348	370	286	422
Impairment	(332)	(2,368)	(1,378)	(2,368)
Gain on dispositions of property and equipment, net	1,126	726	2,201	1,061
Loss from operations	$(2,864)	$(8,803)	$(7,325)	$(9,645)

11.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries routinely obtain bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $63.0 million relating to our performance under these bonds as of June 30, 2019. Based on historical experience and information currently available, we believe the likelihood of demand for payment under these bonds and guarantees is remote.
We are currently undergoing sales and use tax audits for multi-year periods. As of June 30, 2019 and December 31, 2018, our accrued liability was $1.8 million and $1.7 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of June 30, 2019, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,591	$—	$4,541	$—	$30,132
Restricted cash	998	—	—	—	998
Receivables, net of allowance	169	108,747	36,088	568	145,572
Intercompany receivable (payable)	(27,363)	65,708	(38,345)	—	—
Inventory	—	11,784	11,016	—	22,800
Assets held for sale	—	5,962	—	—	5,962
Prepaid expenses and other current assets	2,301	3,591	1,169	—	7,061
Total current assets	1,696	195,792	14,469	568	212,525
Net property and equipment	2,029	471,153	27,661	—	500,843
Investment in subsidiaries	570,070	31,020	—	(601,090)	—
Deferred income taxes	43,490	—	—	(43,490)	—
Operating lease assets	3,353	4,779	643	—	8,775
Other noncurrent assets	616	485	425	—	1,526
Total assets	$621,254	$703,229	$43,198	$(644,012)	$723,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,798	$32,324	$5,897	$—	$41,019
Deferred revenues	—	528	892	—	1,420
Accrued expenses	10,266	48,063	4,664	568	63,561
Total current liabilities	13,064	80,915	11,453	568	106,000
Long-term debt, less unamortized discount and debt issuance costs	466,093	—	—	—	466,093
Noncurrent operating lease liabilities	2,968	3,034	493	—	6,495
Deferred income taxes	—	48,403	—	(43,490)	4,913
Other noncurrent liabilities	784	807	232	—	1,823
Total liabilities	482,909	133,159	12,178	(42,922)	585,324
Total shareholders’ equity	138,345	570,070	31,020	(601,090)	138,345
Total liabilities and shareholders’ equity	$621,254	$703,229	$43,198	$(644,012)	$723,669

	December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$50,350	$—	$3,216	$—	$53,566
Restricted cash	998	—	—	—	998
Receivables, net of allowance	436	95,030	35,219	196	130,881
Intercompany receivable (payable)	(27,245)	67,098	(39,853)	—	—
Inventory	—	9,945	8,953	—	18,898
Assets held for sale	—	3,582	—	—	3,582
Prepaid expenses and other current assets	1,743	3,197	2,169	—	7,109
Total current assets	26,282	178,852	9,704	196	215,034
Net property and equipment	2,022	494,376	28,460	—	524,858
Investment in subsidiaries	574,695	25,370	—	(600,065)	—
Deferred income taxes	42,585	—	—	(42,585)	—
Other noncurrent assets	596	511	551	—	1,658
Total assets	$646,180	$699,109	$38,715	$(642,454)	$741,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,093	$26,795	$6,246	$—	$34,134
Deferred revenues	—	95	1,627	—	1,722
Accrued expenses	14,020	49,640	5,056	196	68,912
Total current liabilities	15,113	76,530	12,929	196	104,768
Long-term debt, less unamortized discount and debt issuance costs	464,552	—	—	—	464,552
Deferred income taxes	—	46,273	—	(42,585)	3,688
Other noncurrent liabilities	1,457	1,611	416	—	3,484
Total liabilities	481,122	124,414	13,345	(42,389)	576,492
Total shareholders’ equity	165,058	574,695	25,370	(600,065)	165,058
Total liabilities and shareholders’ equity	$646,180	$699,109	$38,715	$(642,454)	$741,550

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$127,421	$25,422	$—	$152,843
Costs and expenses:
Operating costs	—	97,417	18,553	—	115,970
Depreciation and amortization	210	21,268	1,373	—	22,851
General and administrative	6,907	10,579	677	(135)	18,028
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery), net	—	(348)	—	—	(348)
Impairment	—	332	—	—	332
Gain on dispositions of property and equipment, net	—	(1,121)	(5)	—	(1,126)
Total costs and expenses	7,117	126,912	21,813	(135)	155,707
Income (loss) from operations	(7,117)	509	3,609	135	(2,864)
Other income (expense):
Equity in earnings of subsidiaries	3,305	3,431	—	(6,736)	—
Interest expense	(10,059)	(1)	(45)	—	(10,105)
Other income (expense)	91	401	(8)	(135)	349
Total other income (expense), net	(6,663)	3,831	(53)	(6,871)	(9,756)
Income (loss) before income taxes	(13,780)	4,340	3,556	(6,736)	(12,620)
Income tax (expense) benefit [1]	836	(1,035)	(125)	—	(324)
Net income (loss)	$(12,944)	$3,305	$3,431	$(6,736)	$(12,944)

	Three months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$133,008	$21,774	$—	$154,782
Costs and expenses:
Operating costs	—	97,134	17,063	—	114,197
Depreciation and amortization	266	21,720	1,301	—	23,287
General and administrative	10,130	14,090	714	(105)	24,829
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery), net	—	(370)	—	—	(370)
Impairment	—	2,368	—	—	2,368
Gain on dispositions of property and equipment, net	—	(713)	(13)	—	(726)
Total costs and expenses	10,396	133,014	20,280	(105)	163,585
Income (loss) from operations	(10,396)	(6)	1,494	105	(8,803)
Other income (expense):
Equity in earnings of subsidiaries	521	1,034	—	(1,555)	—
Interest expense	(9,645)	(2)	5	—	(9,642)
Other income (expense)	159	223	(233)	(105)	44
Total other income (expense), net	(8,965)	1,255	(228)	(1,660)	(9,598)
Income (loss) before income taxes	(19,361)	1,249	1,266	(1,555)	(18,401)
Income tax (expense) benefit [1]	1,209	(728)	(232)	—	249
Net income (loss)	$(18,152)	$521	$1,034	$(1,555)	$(18,152)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Six months ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$252,346	$47,065	$—	$299,411
Costs and expenses:
Operating costs	—	189,519	35,036	—	224,555
Depreciation and amortization	490	42,298	2,716	—	45,504
General and administrative	14,903	22,025	1,128	(270)	37,786
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt recovery, net of expense	—	(286)	—	—	(286)
Impairment	—	1,378	—	—	1,378
Gain on dispositions of property and equipment, net	—	(2,105)	(96)	—	(2,201)
Total costs and expenses	15,393	250,399	41,214	(270)	306,736
Income (loss) from operations	(15,393)	1,947	5,851	270	(7,325)
Other income (expense):
Equity in earnings of subsidiaries	6,073	5,895	—	(11,968)	—
Interest expense	(19,933)	(15)	(42)	—	(19,990)
Other income	297	667	339	(270)	1,033
Total other income (expense), net	(13,563)	6,547	297	(12,238)	(18,957)
Income (loss) before income taxes	(28,956)	8,494	6,148	(11,968)	(26,282)
Income tax (expense) benefit [1]	897	(2,421)	(253)	—	(1,777)
Net income (loss)	$(28,059)	$6,073	$5,895	$(11,968)	$(28,059)

	Six months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$259,875	$39,385	$—	$299,260
Costs and expenses:
Operating costs	—	186,943	30,020	—	216,963
Depreciation and amortization	557	43,729	2,748	—	47,034
General and administrative	16,368	26,629	1,236	(210)	44,023
Intercompany leasing	—	(2,430)	2,430	—	—
Bad debt recovery, net of expense	—	(422)	—	—	(422)
Impairment	—	2,368	—	—	2,368
Gain on dispositions of property and equipment, net	—	(1,034)	(27)	—	(1,061)
Total costs and expenses	16,925	255,783	36,407	(210)	308,905
Income (loss) from operations	(16,925)	4,092	2,978	210	(9,645)
Other income (expense):
Equity in earnings of subsidiaries	5,070	2,687	—	(7,757)	—
Interest expense	(19,161)	(2)	8	—	(19,155)
Other income	161	442	155	(210)	548
Total other income (expense), net	(13,930)	3,127	163	(7,967)	(18,607)
Income (loss) before income taxes	(30,855)	7,219	3,141	(7,757)	(28,252)
Income tax (expense) benefit [1]	1,564	(2,149)	(454)	—	(1,039)
Net income (loss)	$(29,291)	$5,070	$2,687	$(7,757)	$(29,291)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(35,104)	$35,209	$3,941	$—	$4,046

Cash flows from investing activities:
Purchases of property and equipment	(314)	(28,634)	(2,434)	—	(31,382)
Proceeds from sale of property and equipment	—	3,376	63	—	3,439
Proceeds from insurance recoveries	—	588	—	—	588
	(314)	(24,670)	(2,371)	—	(27,355)

Cash flows from financing activities:
Purchase of treasury stock	(125)	—	—	—	(125)
Intercompany contributions/distributions	10,784	(10,539)	(245)	—	—
	10,659	(10,539)	(245)	—	(125)

Net increase (decrease) in cash, cash equivalents and restricted cash	(24,759)	—	1,325	—	(23,434)
Beginning cash, cash equivalents and restricted cash	51,348	—	3,216	—	54,564
Ending cash, cash equivalents and restricted cash	$26,589	$—	$4,541	$—	$31,130

	Six months ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(26,626)	$37,071	$6,680	$—	$17,125

Cash flows from investing activities:
Purchases of property and equipment	(435)	(26,989)	(4,061)	—	(31,485)
Proceeds from sale of property and equipment	—	2,212	13	—	2,225
Proceeds from insurance recoveries	—	527	14	—	541
	(435)	(24,250)	(4,034)	—	(28,719)

Cash flows from financing activities:
Proceeds from exercise of options	12	—	—	—	12
Purchase of treasury stock	(549)	—	—	—	(549)
Intercompany contributions/distributions	12,876	(12,821)	(55)	—	—
	12,339	(12,821)	(55)	—	(537)

Net increase (decrease) in cash, cash equivalents and restricted cash	(14,722)	—	2,591	—	(12,131)
Beginning cash, cash equivalents and restricted cash	72,385	—	3,263	—	75,648
Ending cash, cash equivalents and restricted cash	$57,663	$—	$5,854	$—	$63,517

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. These forward-looking statements are based on our current beliefs, intentions, and expectations and are not guarantees or indicators of future performance. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, decisions about exploration and development projects to be made by oil and gas exploration and production companies, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, future compliance with covenants under debt agreements, including our senior secured term loan, our senior secured revolving asset-based credit facility, and our senior notes, future compliance with the listing requirements of the NYSE, operating hazards inherent in our operations, the supply of marketable drilling rigs, well servicing rigs, coiled tubing units and wireline units within the industry, the continued availability of new components for drilling rigs, well servicing rigs, coiled tubing units and wireline units, the continued availability of qualified personnel, the success or failure of our acquisition strategy, the occurrence of cybersecurity incidents, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, including under the headings “Risk Factors” in Item 1A and “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of June 30, 2019, we have a fleet of 113 rigs with 550 horsepower and 12 rigs with 600 horsepower with operations in 9 locations, mostly in the Gulf Coast states, as well as in North Dakota and Colorado.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of June 30, 2019, we have a fleet of 95 wireline units, including two greaseless, EcoQuietTM units designed to reduce noise when operating in proximity to urban areas and an additional five units that offer greaseless electric wireline used to reach further depths in longer laterals. Our fleet is deployed through 12 operating locations in the Gulf Coast, Mid-Continent and Rocky Mountain states.

•
Coiled Tubing Services. Coiled tubing is another important element of the well servicing industry that allows operators to continue production during service operations on a well under pressure without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous flexible metal pipe which is spooled on a large reel and inserted into the wellbore to perform a variety of oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications, such as milling temporary plugs between frac stages. As of June 30, 2019, we have a current fleet of nine coiled tubing units, consisting of four small-diameter and five large-diameter units (larger than two inches), deployed through two operating locations that provide services in Texas, Wyoming and surrounding areas.

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
Technological advancements and trends in our industry also affect the demand for certain types of equipment, and can affect the overall demand for the services our industry provides. Enhanced directional and horizontal drilling techniques have allowed exploration and production operators to drill increasingly longer lateral wellbores which enable higher hydrocarbon production per well, and reduce the overall number of wells needed to achieve the desired production. This trend toward longer lateral wellbores also increases demand for the more specialized equipment, such as high-spec drilling rigs, higher horsepower well servicing rigs equipped with taller masts, larger diameter coiled tubing units, and other higher power ancillary equipment, which is needed in order to drill, complete and provide services to the full length of the wellbore. Our domestic drilling and production services fleets are highly capable and designed for operation in today’s long lateral, pad-

oriented environment.
For additional information concerning the potential effects of volatility in oil and gas prices and other industry trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
Market Conditions — Our industry experienced a severe down cycle from late 2014 through 2016, during which WTI oil prices dipped below $30 per barrel in early 2016. A modest recovery in commodity prices began in the latter half of 2016 with WTI oil prices steadily increasing from just under $50 per barrel at the end of June 2016 to approximately $60 per barrel at the end of 2017. In 2018, WTI oil prices continued to increase to a high of $75 per barrel in October, but then decreased to $45 per barrel at the end of 2018. The average WTI oil price in the second quarter of 2019 increased to almost $60 per barrel.
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
The trends in commodity pricing and domestic rig counts over the last 12 months are illustrated below:

As of June 30, 2019, 23 of our 25 drilling rigs are earning revenues, 21 of which are under term contracts, which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts		Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic rigs	2	14	10	1	2	—	1
International rigs	—	7	3	3	—	1	—
	2	21	13	4	2	1	1
Unlike our domestic term contracts, our international drilling contracts are cancelable by our clients without penalty, although the contracts require 15 to 30 days notice and payment for demobilization services. The spot contracts for our domestic drilling rigs are also terminable by our client with 30 days notice, but typically do not include a required payment for demobilization services. We are actively marketing our idle drilling rigs, as well as those that have terms expiring in the near term or that we otherwise expect to complete their current contracts in the short term. We are currently negotiating renewals and new contracts for certain rigs which are set to expire in the second half of 2019, and we continue to evaluate the possibility of selling some or all of our assets in Colombia.
As compared to our drilling services businesses which generally perform one type of service under longer-term contracts, our production services businesses perform a range of services that are more short-term in nature, and for which demand can, at times, experience quicker adjustments to regional demand and capacity. As compared to the first quarter of 2019, overall demand for our well servicing business improved, our wireline business experienced relatively consistent demand with some increase in activity, and our coiled tubing business experienced decreased utilization. In addition, both our wireline and coiled tubing businesses experienced increased pricing pressure during the current quarter.
The level of exploration and production activity within a region can fluctuate due to a variety of factors which may directly or indirectly impact our operations in the region. A recent influx of coiled tubing equipment has led to excess capacity and increased competition in the South Texas and Rocky Mountain regions, while certain seasonal factors surrounding wildlife migration during the second quarter caused an interruption to the operations in affected areas of the Rocky Mountains. In Colorado, Senate Bill 19-181 was enacted in April 2019, which gives the state’s oil and gas conservation commission and the state’s local governments more authority over oil and gas operations, and which could lead to newly imposed regulations that may impede our clients’ ability to operate in the region, and similarly reduce demand for the services that we provide in this region. At the end of June 2019, we were operating ten wireline units and six well servicing rigs in Colorado, which we believe can be redeployed to other markets should future regulations negatively impact demand.
Although we expect a competitive market environment with some clients that may decrease their activity during the second half of 2019 due to budget constraints, we believe our high-quality equipment and services and our excellent safety record position us well to compete. We are focused on improving margins through realignment of certain businesses and reducing costs.
Liquidity and Capital Resources
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	total cash and cash equivalents ($31.1 million as of June 30, 2019);

•	cash generated from operations ($4.0 million during the six months ended June 30, 2019);

•	proceeds from sales of assets; ($3.4 million during the six months ended June 30, 2019); and

•	the availability under our asset-based lending facility ($59.8 million as of June 30, 2019).
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
We have not drawn upon our ABL Facility to date. As of June 30, 2019, we had $9.7 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $59.8 million. Borrowings available under the ABL Facility are available for general corporate purposes, and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additional information regarding these covenants is provided in the Debt Compliance Requirements section below.
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. On May 22, 2018, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of June 30, 2019, the entire $300 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Term Loan, ABL Facility and Senior Notes.
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
We believe that we will have sufficient liquidity to fund our business and operations for at least the next 12 months. While the Term Loan does not mature until December 2021, we are proactively exploring various strategic and other alternatives to address the uncertainties related to our ability to refinance our outstanding debts as their maturities approach.

Working Capital — Our working capital was $106.5 million at June 30, 2019, compared to $110.3 million at December 31, 2018. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.0 at June 30, 2019, as compared to 2.1 at December 31, 2018. The changes in the components of our working capital were as follows (amounts in thousands), and as described below:

	June 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$30,132	$53,566	$(23,434)
Restricted cash	998	998	—
Receivables:
Trade, net of allowance for doubtful accounts	90,288	76,924	13,364
Unbilled receivables	24,691	24,822	(131)
Insurance recoveries	22,902	23,656	(754)
Other receivables	7,691	5,479	2,212
Inventory	22,800	18,898	3,902
Assets held for sale	5,962	3,582	2,380
Prepaid expenses and other current assets	7,061	7,109	(48)
Current assets	212,525	215,034	(2,509)
Accounts payable	41,019	34,134	6,885
Deferred revenues	1,420	1,722	(302)
Accrued expenses:
Payroll and related employee costs	19,484	24,598	(5,114)
Insurance claims and settlements	22,637	23,593	(956)
Insurance premiums and deductibles	4,989	5,482	(493)
Interest	5,754	6,148	(394)
Other	10,697	9,091	1,606
Current liabilities	106,000	104,768	1,232
Working capital	$106,525	$110,266	$(3,741)

•
Cash and cash equivalents — The change in cash and cash equivalents during 2019 is primarily due to $31.4 million of cash used for the purchase of property and equipment, offset in part by $4.0 million of cash provided by operating activities and $3.4 million of proceeds from the sale of property and equipment.

•
Trade and unbilled receivables — The net increase in our total trade and unbilled receivables during 2019 is primarily due to the 8% increase in our revenues during the quarter ended June 30, 2019, as compared to the quarter ended December 31, 2018, as well as lengthened collection cycles in our domestic segments, which was partially offset by a decrease in accounts receivable for our international operations which experienced higher collections during the quarter ended June 30, 2019. Our domestic trade receivables generally turn over within 60 days, and our Colombian trade receivables generally turn over within 120 days.

•
Insurance recoveries and Insurance claims and settlements — The decrease in our insurance recoveries receivables and our insurance claims and settlements accrued expenses during 2019 is primarily due to a decrease in our insurance company’s reserve for workers’ compensation claims in excess of our deductibles.

•
Other receivables — The increase in other receivables during 2019 is primarily due to an increase in recoverable income tax receivables attributable to the increase in activity for our international operations.

•	Inventory — The increase in inventory during 2019 is due to an increase in inventory for our international operations and purchases of supplies and job materials for our wireline operations.

•
Assets held for sale — As of June 30, 2019, our condensed consolidated balance sheet reflects assets held for sale of $6.0 million, which includes the fair value of one domestic SCR drilling rig, two coiled tubing units, 12 wireline units, spare support equipment, and buildings and yards for two closed wireline locations, both of which were designated as held for sale in the second quarter of 2019. As of December 31, 2018, our condensed consolidated balance sheet reflects assets held for sale of $3.6 million, which primarily represents the fair value of one domestic SCR drilling rig and related spare equipment and three coiled tubing units. For additional information, see Note 4, Property and Equipment of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Accounts payable — Our accounts payable generally turn over within 90 days. The increase in accounts payable during 2019 is primarily due to lengthened payment cycles and the 12% increase in our operating costs for the quarter ended June 30, 2019 as compared to the quarter ended December 31, 2018, partially offset by a $3.8 million decrease in our accruals for capital expenditures.

•
Accrued payroll and related employee costs — The decrease in accrued payroll and related employee costs during 2019 resulted primarily from a decrease in annual incentive compensation associated with the payment of 2018 annual bonuses which were fully accrued at December 31, 2018 and were paid in the first quarter of 2019 as well as a decrease in accrued incentive compensation for our phantom stock unit awards which were granted in 2016 and settled in cash for $3.5 million in April 2019. These decreases were partially offset by an increase in payroll-related accruals attributable in part to the timing of payments for payroll taxes as well as the 7% increase in headcount during 2019.

•
Other accrued expenses — The increase in other accrued expenses during 2019 is primarily due to the recognition of $2.3 million of current operating lease liabilities upon our adoption of ASU No. 2016-02, Leases, and its related amendments, as of January 1, 2019. For additional information about adoption of this standard, see Note 1, Organization and Summary of Significant Accounting Policies and Note 3, Leases, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. The increase is partially offset, however, by a decrease in property and sales tax accruals due to the timing of payments.

Debt and Other Contractual Obligations — The following table includes information about the amount and timing of our contractual obligations at June 30, 2019 (amounts are undiscounted and in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$475,000	$—	$475,000	$—	$—
Interest on debt	99,750	36,225	63,525	—	—
Purchase commitments	7,481	7,481	—	—	—
Operating leases	9,812	2,659	3,622	2,263	1,268
Incentive compensation	10,133	4,778	5,355	—	—
	$602,176	$51,143	$547,502	$2,263	$1,268

•
Debt — Debt obligations at June 30, 2019 consist of $300 million of principal amount outstanding under our Senior Notes which mature on March 15, 2022 and $175 million of principal amount outstanding under our Term Loan which is expected to mature December 14, 2021. As of June 30, 2019, we had no debt outstanding under our ABL Facility.

•
Interest on debt — Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year until maturity on March 15, 2022. Interest payment obligations on our Term Loan were estimated based on (1) the 10.2% interest rate that was in effect at June 30, 2019, and (2) the principal balance of $175 million at June 30, 2019, and assuming repayment of the outstanding balance occurs at December 14, 2021.

•
Purchase commitments — Purchase commitments generally relate to capital projects for the repair, upgrade and maintenance of our equipment, the construction or purchase of new equipment, and purchase orders for various job and inventory supplies. At June 30, 2019, our purchase commitments primarily pertain to $2.5 million of inventory and job supplies for our coiled tubing operations and $1.9 million of service equipment for our coiled tubing operations . Other purchase commitments include various refurbishments and upgrades to our drilling and production services fleets as well as drilling equipment on order.

•	Operating leases — Our operating lease obligations relate to long-term lease agreements for office space, operating facilities, field personnel housing, and office equipment.

•
Incentive compensation — Incentive compensation is payable to our employees, generally contingent upon their continued employment through the date of each respective award’s payout. A portion of our long-term incentive compensation is performance-based, and therefore, the final amount will be determined based on our actual performance relative to a pre-determined peer group over the performance period.

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
The Term Loan contains a financial covenant requiring the ratio of (i) the net orderly liquidation value of our fixed assets (based on appraisals obtained as required by our lenders), on a consolidated basis, in which the lenders under the Term Loan maintain a first priority security interest, plus proceeds of asset dispositions not required to be used to effect a prepayment of the Term Loan to (ii) the outstanding principal amount of the Term Loan, to be at least equal to 1.50 to 1.00 as of any June 30 or December 31 of any calendar year through maturity. As of June 30, 2019, the asset coverage ratio, as calculated under the Term Loan, was 2.41 to 1.00.
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
As of June 30, 2019, we were in compliance with all covenants required by our Term Loan, ABL Facility and Senior Notes.
Capital Expenditures — During the six months ended June 30, 2019, we spent $31.4 million on purchases of property and equipment and placed into service property and equipment of $27.6 million. Currently, we expect to spend approximately $50 million on capital expenditures during 2019, which includes approximately $8 million for final payments on the construction of the new-build drilling rig that began operations in the first quarter, and previous commitments on high-pressure pump packages for coiled tubing completion operations.
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

Results of Operations
Statements of Operations Analysis
The following table provides certain information about our operations, including details of each of our business segments’ revenues, operating costs and gross margin for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Domestic drilling	$39,652	$35,634	$77,661	$71,560
International drilling	25,422	21,773	47,065	39,384
Drilling services	65,074	57,407	124,726	110,944
Well servicing	29,506	23,162	55,760	44,276
Wireline services	47,386	62,137	93,260	118,738
Coiled tubing services	10,877	12,076	25,665	25,302
Production services	87,769	97,375	174,685	188,316
Consolidated revenues	$152,843	$154,782	$299,411	$299,260

Operating costs:
Domestic drilling	$24,698	$21,749	$47,167	$42,647
International drilling	18,555	17,064	35,040	30,025
Drilling services	43,253	38,813	82,207	72,672
Well servicing	21,038	16,680	39,934	32,250
Wireline services	41,804	46,716	81,151	89,202
Coiled tubing services	9,875	11,988	21,263	22,839
Production services	72,717	75,384	142,348	144,291
Consolidated operating costs	$115,970	$114,197	$224,555	$216,963

Gross margin:
Domestic drilling	$14,954	$13,885	$30,494	$28,913
International drilling	6,867	4,709	12,025	9,359
Drilling services	21,821	18,594	42,519	38,272
Well servicing	8,468	6,482	15,826	12,026
Wireline services	5,582	15,421	12,109	29,536
Coiled tubing services	1,002	88	4,402	2,463
Production services	15,052	21,991	32,337	44,025
Consolidated gross margin	$36,873	$40,585	$74,856	$82,297

Consolidated:
Net loss	$(12,944)	$(18,152)	$(28,059)	$(29,291)
Adjusted EBITDA (1)	$20,668	$16,896	$40,590	$40,305
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

A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Net loss	$(12,944)	$(18,152)	$(28,059)	$(29,291)
Depreciation	22,851	23,287	45,504	47,034
Impairment	332	2,368	1,378	2,368
Interest expense	10,105	9,642	19,990	19,155
Income tax expense (benefit)	324	(249)	1,777	1,039
Adjusted EBITDA	20,668	16,896	40,590	40,305
General and administrative	18,028	24,829	37,786	44,023
Bad debt recovery, net	(348)	(370)	(286)	(422)
Gain on dispositions of property and equipment, net	(1,126)	(726)	(2,201)	(1,061)
Other income	(349)	(44)	(1,033)	(548)
Consolidated gross margin	$36,873	$40,585	$74,856	$82,297
Consolidated gross margin — Our consolidated gross margin decreased by $3.7 million, or 9%, and $7.4 million, or 9%, for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018, due to a decline in demand for our wireline services, despite an increase in gross margin for all our other business segments. The $3.7 million and $7.4 million overall decreases in consolidated gross margin were net of $6.1 million and $10.0 million combined increases in gross margin for our drilling services, well servicing, and coiled tubing services segments.

•
Drilling Services — Our drilling services revenues increased by $7.7 million, or 13%, and $13.8 million, or 12%, for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018, while operating costs increased by $4.4 million, or 11%, and $9.5 million, or 13%, respectively. The increases in our drilling services revenues and operating costs during both periods are primarily due to higher dayrates and the deployment of our newest AC drilling rig in March 2019. The following table provides operating statistics for each of our drilling services segments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Domestic drilling:
Average number of drilling rigs	17	16	17	16
Utilization rate	95%	100%	96%	100%
Revenue days	1,476	1,454	2,896	2,894

Average revenues per day	$26,864	$24,508	$26,817	$24,727
Average operating costs per day	16,733	14,958	16,287	14,736
Average margin per day	$10,131	$9,550	$10,530	$9,991

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	86%	85%	83%	81%
Revenue days	623	621	1,203	1,171

Average revenues per day	$40,806	$35,061	$39,123	$33,633
Average operating costs per day	29,783	27,478	29,127	25,640
Average margin per day	$11,023	$7,583	$9,996	$7,993
Our domestic drilling average revenues and margin per day for the three and six months ended June 30, 2019 increased as compared to the corresponding periods in 2018, primarily due to an increase in dayrates on new and extended contracts in late 2018 and early 2019, despite four rigs that re-priced downward in the second half of 2018 from historically high pre-downturn rates, as well as the deployment of our newest AC drilling rig in early 2019. Our average domestic drilling revenues and operating costs per day for the three and six months ended June 30, 2019 also increased from the corresponding periods in 2018 partially due to higher mobilization and demobilization activity during 2019. Our margin per day during 2019 also benefited from $0.4 million of revenues associated with the early termination of one of our drilling contracts in February 2019.
Our international margin per day increased for the three and six months ended June 30, 2019 primarily due to reduced mobilization activity and costs during 2019, as compared to the corresponding periods in 2018, increasing dayrates, lower standby time and additional costs incurred to deploy a previously idle rig in the first quarter of 2018. Our international drilling average revenues and operating costs per day also increased due to increased amortization of deferred mobilization revenues and costs during 2019.

•
Production Services — Our revenues from production services decreased by $9.6 million, or 10%, and $13.6 million, or 7%, for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018, while operating costs decreased $2.7 million, or 4%, and $1.9 million, or 1%, respectively. The decrease in revenue is a result of the decreased demand for wireline completion services, for which the decrease was partially offset by increased demand for our well servicing business, which experienced a 26% increase in revenue during 2019. The following table provides operating statistics for each of our production services segments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Well servicing:
Average number of rigs	125	125	125	125
Utilization rate	60%	49%	57%	48%
Rig hours	51,895	42,871	98,959	83,645
Average revenue per hour	$569	$540	$563	$529

Wireline services:
Average number of units	95	108	100	108
Number of jobs	2,278	3,022	4,620	5,852
Average revenue per job	$20,802	$20,562	$20,186	$20,290

Coiled tubing services:
Average number of units	9	14	9	14
Revenue days	307	350	658	764
Average revenue per day	$35,430	$34,503	$39,005	$33,118
Our well servicing business experienced increases in demand during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, as the number of completed wells increased during the recovery of our industry, resulting in a larger inventory of producing wells that now require ongoing maintenance. Our well servicing rig hours increased by 21% and 18%, while revenues per hour increased by 5% and 6% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018.
Our wireline services business segment experienced decreases of 25% and 21% in the number of jobs completed during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, respectively, while average revenues per job during these periods were relatively consistent. These decreases in activity were primarily a result of decreased demand for completion-related activity as compared to the corresponding period in 2018, during which time we experienced higher demand for services to complete both newly drilled wells and the remaining inventory of wells which had been drilled in prior periods but were not yet completed.
Our coiled tubing services business experienced decreases of 12% and 14% in revenue days for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018, while average revenue per day increased 3% and 18%. A recent influx of coiled tubing equipment has led to excess capacity and increased competition in the South Texas and Rocky Mountain regions, while certain seasonal factors surrounding wildlife migration during the second quarter caused an interruption to the operations in affected areas of the Rocky Mountains. The increases in average revenue per day were primarily due to a larger proportion of the work performed with larger diameter coiled tubing units, including the addition of two new large-diameter coiled tubing units which were placed in service in July and December 2018. Large-diameter coiled tubing units typically earn higher revenue rates as compared to smaller diameter coiled tubing units.

Depreciation expense — Our depreciation expense decreased by $0.4 million and $1.5 million for the three and six months ended June 30, 2019, respectively, primarily in our wireline and coiled tubing segments, which currently operate with an overall smaller fleet as compared to the corresponding periods in 2018.
Impairment — During the six months ended June 30, 2019 and 2018, we recognized impairment charges of $1.4 million and $2.4 million, respectively, to reduce the carrying values of certain assets which were classified as held for sale, to their estimated fair values based on expected sale prices. For more detail, see Note 4, Property and Equipment, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.
Income tax expense (benefit) — Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including valuation allowances, impact of permanent items and the mix of profit and loss between federal, state and international taxing jurisdictions.
General and administrative expense — Our general and administrative expense decreased by $6.8 million, or 27%, and $6.2 million, or 14%, for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018, primarily due to a $6.4 million decrease in our phantom stock compensation expense during 2019, attributable to the decrease in the fair value of our phantom stock unit awards.
Gain on dispositions of property and equipment, net — During the six months ended June 30, 2019, we recognized a net gain of $2.2 million on the disposition of drill pipe and various other property and equipment, including some assets which were previously held for sale, as well as insurance proceeds received for damaged equipment. During the six months ended June 30, 2018, we recognized a net gain of $1.1 million on the disposition of various property and equipment, including the sale of six wireline units and one drilling rig, which was previously held for sale.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Except for those related to the adoption of ASC Topic 842 discussed below, as of June 30, 2019, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2018.
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

•
In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments, and concluded there are no triggers present that require impairment testing as of June 30, 2019, other than the placement of certain assets as held for sale. The most significant inputs used in our impairment analysis include the projected utilization and pricing of our services, as well as the estimated proceeds upon any future sale or disposal of the assets, all of which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analysis are reasonable, different assumptions and estimates could materially impact the analysis and resulting conclusions. If commodity prices remain at current levels for an extended period of time, or if the demand for any of our services decreases below what we are currently projecting, our estimated cash flows may decrease, and if any of the foregoing were to occur, we could incur impairment charges on the related assets. For more information, see Note 4, Property and Equipment, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
As of June 30, 2019, we had $100.1 million and $8.1 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As result, as of June 30, 2019, we had a valuation allowance of $67.2 million that offsets a portion of our domestic and foreign net deferred tax assets. Since 2017, market conditions and operating results for our Colombian operations have improved, and if they continue to improve, then we may determine that there is sufficient evidence that future taxable income will be generated to utilize our foreign deferred tax assets which would result in the reversal of the valuation allowance relating to our foreign deferred tax assets. For more information, see Note 5, Valuation Allowances on Deferred Tax Assets, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
We use a combination of self-insurance and third-party insurance for various types of coverage. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance, as well as an additional annual aggregate deductible of $250,000 under our general liability insurance. At June 30, 2019, our accrued insurance premiums and deductibles include approximately $1.1 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $3.0 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing.

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
Interest Rate Risk — We are exposed to interest rate market risk on our variable rate debt. We do not use financial instruments for trading or other speculative purposes. As of June 30, 2019, the principal amount under our Term Loan was $175 million, which is our only variable rate debt with an outstanding balance. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.9 million during the six months ended June 30, 2019. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2019.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian Pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in net foreign currency gains of $0.2 million for the six months ended June 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as discussed below, there has been no material change in our risk factors as previously disclosed in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).  In addition to the other factors set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our 2018 Form 10-K, which could materially affect our business, financial condition or future results.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.
On June 11, 2019, we received written notification from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during this period, subject to our compliance with other listing standards. Our common stock is permitted to continue to trade on the NYSE under the symbol “PES,” but will have an added designation of “.BC” to indicate the status of the common stock as “below compliance.”
We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirement. We have six months following receipt of the notification to regain compliance with the minimum share price requirement. We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the six-month period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month.
Notwithstanding the foregoing, if we were to determine that we must cure the price condition by taking an action that would require approval of our shareholders (such as a reverse stock split), we could also regain compliance by (i) obtaining the requisite shareholder approval by no later than our next annual meeting and (ii) implementing the action promptly thereafter, such that the price of our common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. However, there is no assurance that our stockholders would vote for such proposal.
Further, our common stock could be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price, which in either case, we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. There is no assurance that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.
If our common stock ultimately were to be delisted for any reason, it could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and negatively impacting our ability to access equity markets and obtain financing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the quarter ended June 30, 2019. The following table provides information relating to our repurchase of common shares during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	1,926	$2.05	—	—
May 1 - May 31	730	$0.42	—	—
June 1 - June 30	—	$—	—	—
Total	2,656	$1.60	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended June 30, 2019, to satisfy the employees’ tax withholding obligations in connection with the vesting of share-based compensation awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this report:

Exhibit Number		Description

3.1*	-	Restated Articles of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated May 22, 2017 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated July 1, 2019 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Energy Services Corp. (Form 10-Q dated August 7, 2012 (File No. 1-8182, Exhibit 4.1)).

4.2*	-
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

10.1+*		Pioneer Energy Services Corp. Amended and Restated 2007 Incentive Plan (Appendix A of definitive proxy statement on Schedule 14A dated April 16, 2019 (File No. 1-8182)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Schema Document

101.CAL	-	XBRL Calculation Linkbase Document

101.LAB	-	XBRL Label Linkbase Document

101.PRE	-	XBRL Presentation Linkbase Document

101.DEF	-	XBRL Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: July 31, 2019