Form 10-Q
period 2019-09-30
PIONEER ENERGY SERVICES CORP
filed 2019-10-31
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 15, 2019, there were 79,202,216 shares of common stock, par value $0.10 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,955	$53,566
Restricted cash	998	998
Receivables:
Trade, net of allowance for doubtful accounts	81,039	76,924
Unbilled receivables	20,906	24,822
Insurance recoveries	23,186	23,656
Other receivables	7,421	5,479
Inventory	22,086	18,898
Assets held for sale	6,233	3,582
Prepaid expenses and other current assets	6,991	7,109
Total current assets	195,815	215,034
Property and equipment, at cost	1,118,488	1,118,215
Less accumulated depreciation	633,233	593,357
Net property and equipment	485,255	524,858
Operating lease assets	7,692	—
Other noncurrent assets	931	1,658
Total assets	$689,693	$741,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,127	$34,134
Deferred revenues	1,616	1,722
Accrued expenses:
Employee compensation and related costs	22,489	24,598
Insurance claims and settlements	22,991	23,593
Insurance premiums and deductibles	6,036	5,482
Interest	1,008	6,148
Other	12,035	9,091
Total current liabilities	98,302	104,768
Long-term debt, less unamortized discount and debt issuance costs	466,887	464,552
Noncurrent operating lease liabilities	6,189	—
Deferred income taxes	4,708	3,688
Other noncurrent liabilities	459	3,484
Total liabilities	576,545	576,492
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 200,000,000 shares authorized; 79,202,216 and 78,214,550 shares outstanding at September 30, 2019 and December 31, 2018, respectively	8,008	7,900
Additional paid-in capital	552,453	550,548
Treasury stock, at cost; 877,047 and 789,532 shares at September 30, 2019 and December 31, 2018, respectively	(5,090)	(4,965)
Accumulated deficit	(442,223)	(388,425)
Total shareholders’ equity	113,148	165,058
Total liabilities and shareholders’ equity	$689,693	$741,550

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)

Revenues	$146,398	$149,332	$445,809	$448,592

Costs and expenses:
Operating costs	108,059	108,961	332,614	325,924
Depreciation	22,924	23,501	68,428	70,535
General and administrative	30,485	14,043	68,271	58,066
Bad debt expense (recovery), net	196	111	(90)	(311)
Impairment	—	239	1,378	2,607
Loss (gain) on dispositions of property and equipment, net	17	(1,861)	(2,184)	(2,922)
Total costs and expenses	161,681	144,994	468,417	453,899
Income (loss) from operations	(15,283)	4,338	(22,608)	(5,307)

Other income (expense):
Interest expense, net of interest capitalized	(10,013)	(9,811)	(30,003)	(28,966)
Other income (expense), net	(588)	498	445	1,046
Total other expense, net	(10,601)	(9,313)	(29,558)	(27,920)

Loss before income taxes	(25,884)	(4,975)	(52,166)	(33,227)
Income tax expense	(132)	(258)	(1,909)	(1,297)
Net loss	$(26,016)	$(5,233)	$(54,075)	$(34,524)

Loss per common share - Basic	$(0.33)	$(0.07)	$(0.69)	$(0.44)

Loss per common share - Diluted	$(0.33)	$(0.07)	$(0.69)	$(0.44)

Weighted average number of shares outstanding—Basic	78,473	78,136	78,405	77,897

Weighted average number of shares outstanding—Diluted	78,473	78,136	78,405	77,897

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	As of and for the nine months ended September 30, 2019
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2018	79,005	(790)	$7,900	$(4,965)	$550,548	$(388,425)	$165,058
Net loss	—	—	—	—	—	(15,115)	(15,115)
Purchase of treasury stock	—	(84)	—	(120)	—	—	(120)
Cumulative-effect adjustment due to adoption of ASC Topic 842	—	—	—	—	—	277	277
Issuance of restricted stock	326	—	33	—	(33)	—	—
Stock-based compensation expense	—	—	—	—	867	—	867
Balance as of March 31, 2019	79,331	(874)	$7,933	$(5,085)	$551,382	$(403,263)	$150,967
Net loss	—	—	—	—	—	(12,944)	(12,944)
Purchase of treasury stock	—	(3)	—	(5)	—	—	(5)
Issuance of restricted stock	667	—	67	—	(67)	—	—
Stock-based compensation expense	—	—	—	—	327	—	327
Balance as of June 30, 2019	79,998	(877)	$8,000	$(5,090)	$551,642	$(416,207)	$138,345
Net loss	—	—	—	—	—	(26,016)	(26,016)
Issuance of restricted stock	81	—	8	—	(8)	—	—
Stock-based compensation expense	—	—	—	—	819	—	819
Balance as of September 30, 2019	80,079	(877)	$8,008	$(5,090)	$552,453	$(442,223)	$113,148

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Continued)
(unaudited)

	As of and for the nine months ended September 30, 2018
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2017	78,350	(631)	$7,835	$(4,416)	$546,158	$(339,481)	$210,096
Net loss	—	—	—	—	—	(11,139)	(11,139)
Purchase of treasury stock	—	(28)	—	(96)	—	—	(96)
Cumulative-effect adjustment due to adoption of ASC Topic 606	—	—	—	—	—	67	67
Issuance of restricted stock	105	—	10	—	(10)	—	—
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
Balance as of March 31, 2018	78,455	(659)	$7,845	$(4,512)	$547,407	$(350,553)	$200,187
Net loss	—	—	—	—	—	(18,152)	(18,152)
Exercise of options	3	—	—	—	12	—	12
Purchase of treasury stock	—	(131)	—	(453)	—	—	(453)
Issuance of restricted stock	547	—	55	—	(55)	—	—
Stock-based compensation expense	—	—	—	—	1,097	—	1,097
Balance as of June 30, 2018	79,005	(790)	$7,900	$(4,965)	$548,461	$(368,705)	$182,691
Net loss	—	—	—	—	—	(5,233)	(5,233)
Stock-based compensation expense	—	—	—	—	1,039	—	1,039
Balance as of September 30, 2018	79,005	(790)	$7,900	$(4,965)	$549,500	$(373,938)	$178,497

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(54,075)	$(34,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	68,428	70,535
Allowance for doubtful accounts, net of recoveries	(90)	(311)
Write-off of obsolete inventory	502	—
Gain on dispositions of property and equipment, net	(2,184)	(2,922)
Stock-based compensation expense	2,013	3,395
Phantom stock compensation expense	(99)	2,808
Amortization of debt issuance costs and discount	2,335	2,153
Impairment	1,378	2,607
Deferred income taxes	1,020	189
Change in other noncurrent assets	3,125	541
Change in other noncurrent liabilities	(4,163)	(735)
Changes in current assets and liabilities:
Receivables	(2,126)	(16,549)
Inventory	(3,652)	(4,934)
Prepaid expenses and other current assets	30	329
Accounts payable	2,346	1,527
Deferred revenues	(106)	(173)
Accrued expenses	(6,044)	(2,446)
Net cash provided by operating activities	8,638	21,490

Cash flows from investing activities:
Purchases of property and equipment	(40,543)	(48,778)
Proceeds from sale of property and equipment	4,778	4,665
Proceeds from insurance recoveries	641	980
Net cash used in investing activities	(35,124)	(43,133)

Cash flows from financing activities:
Proceeds from exercise of options	—	12
Purchase of treasury stock	(125)	(549)
Net cash used in financing activities	(125)	(537)

Net decrease in cash, cash equivalents and restricted cash	(26,611)	(22,180)
Beginning cash, cash equivalents and restricted cash	54,564	75,648
Ending cash, cash equivalents and restricted cash	$27,953	$53,468

Supplementary disclosure:
Interest paid	$32,773	$31,872
Income tax paid	$3,103	$2,739
Noncash investing and financing activity:
Change in capital expenditure accruals	$(4,267)	$3,564

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
			25
Our production services business segments provide well, wireline and coiled tubing services to producers primarily in Texas and the Mid-Continent and Rocky Mountain regions, as well as in North Dakota, Louisiana and Mississippi. As of September 30, 2019, the fleet count for each of our production services business segments are as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	112	12	124

			Total
Wireline services units			93
Coiled tubing services units			9
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
Use of Estimates — In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contacts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance and our estimate of compensation-related accruals.

Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after September 30, 2019, through the filing of this Form 10-Q, for inclusion as necessary.
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
Additional Detail of Account Balances
Cash Equivalents and Restricted Cash — Cash equivalents at September 30, 2019 and December 31, 2018 were $13.9 million and $40.6 million, respectively, consisting of investments in highly-liquid money-market mutual funds. Our restricted cash balance reflects the portion of net proceeds from the issuance of our senior secured term loan which are currently held in a restricted account until the completion of certain administrative tasks related to providing access rights to certain of our real property.
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
Other Accrued Expenses — Our other accrued expenses include accruals for items such as sales taxes, property taxes, withholding tax liabilities related to our international operations, and professional and other fees. We routinely expense these items in the normal course of business over the periods these expenses benefit. Our other accrued expenses also includes the current portion of the lease liability associated with our long-term operating leases.

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
Our current and noncurrent deferred revenues and costs as of September 30, 2019 and December 31, 2018 were as follows (amounts in thousands):

	September 30, 2019	December 31, 2018
Current deferred revenues	$1,616	$1,722
Current deferred costs	2,418	1,543

Noncurrent deferred revenues	$77	$437
Noncurrent deferred costs	130	679
The changes in deferred revenue and cost balances during the nine months ended September 30, 2019 are primarily related to increases in deferred revenue and costs for the deployment of rigs under five new domestic and four new international contracts in 2019, offset by decreases related to the amortization of deferred revenues and costs during the period. Amortization of deferred revenues and costs during the three and nine months ended September 30, 2019 and 2018 were as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of deferred revenues	$1,219	$720	$3,453	$1,762
Amortization of deferred costs	1,293	1,100	3,389	2,050
In 2019, two of our domestic clients elected to early terminate their contract with us and make upfront early termination payments based on a per day rate for the respective remaining contract term, resulting in $2.2 million and $2.6 million of revenue recognized for the three and nine months ended September 30, 2019, respectively. Currently, 21 of our 25 rigs are earning under daywork contracts, 12 of which are domestic term contracts. Unlike our domestic term contracts, our international drilling contracts are cancelable by our clients without penalty, although the contracts require 15 to 30 days notice and payment for demobilization services. The spot contracts for our domestic drilling rigs are also terminable by our client with 30 days notice and include a required payment for demobilization services.
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
As a lessee, we lease our corporate office headquarters in San Antonio, Texas, and we conduct our business operations through 25 other regional offices located throughout the United States and internationally in Colombia. These operating locations typically include regional offices, storage and maintenance yards and employee housing sufficient to support our operations in the area. We lease most of these properties under non-cancelable term and month-to-month operating leases, many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses. We also lease supplemental equipment, typically under cancelable short-term and very short term (less than 30 days) leases. Due to the nature of our business, any option to renew these short-term leases, and the options to extend certain of our long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
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
We recognize rent expense on a straight-line basis, except for certain variable expenses which are recognized when the variability is resolved, typically during the period in which they are paid. Variable lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of office equipment (for example, copiers), which totaled approximately $0.3 million and $0.9 million during the three and nine months ended September 30, 2019. The following table summarizes our lease expense recognized, excluding variable lease costs (amounts in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Long-term operating lease expense	$1,272	$2,943
Short-term operating lease expense	$3,754	$11,490
The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	September 30, 2019	December 31, 2018
Within 1 year	$2,499	$3,318
In the second year	1,970	2,032
In the third year	1,624	1,721
In the fourth year	1,235	1,407
In the fifth year	909	1,110
Thereafter	1,041	1,738
Total undiscounted lease obligations	$9,278	$11,326
Impact of discounting	(909)
Discounted value of operating lease obligations	$8,369

Current operating lease liabilities	$2,180
Noncurrent operating lease liabilities	6,189
	$8,369
The following table summarizes the weighted-average remaining lease term and discount rate associated with our long-term operating leases:

September 30, 2019
Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	4.5%
4.    Property and Equipment
Capital Expenditures — Our capital expenditures were $36.3 million and $52.3 million during the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures during the nine months ended September 30, 2019 primarily related to various upgrades and refurbishments of our drilling and production services fleets, vehicle and ancillary equipment purchases, and the completion of construction on our 17th AC drilling rig, which we deployed in March. Capital expenditures during the nine months ended September 30, 2018 primarily related to various routine expenditures to maintain our fleets and purchase new support equipment, as well as the expansion of our wireline and coiled tubing fleets, capital projects to upgrade and refurbish certain components of our international and domestic drilling rigs and begin construction of one new-build drilling rig, and vehicle fleet upgrades in all domestic business segments.
At September 30, 2019, capital expenditures incurred for property and equipment not yet placed in service was $3.3 million, primarily related to capital projects to upgrade and refurbish certain components of our drilling and well servicing rig fleets. At December 31, 2018, property and equipment not yet placed in service was $19.6 million, primarily related to approximately $8.0 million of costs for the construction of a new-build drilling rig, various refurbishments and upgrades of drilling and production services equipment, and the purchase of other new ancillary equipment.

Gain/Loss on Disposition of Property — During the nine months ended September 30, 2019, we recognized a net gain of $2.2 million on the disposition of drill pipe and various other property and equipment, including some assets which were previously held for sale, as well as insurance proceeds received for damaged equipment. During the nine months ended September 30, 2018, we recognized a net gain of $2.9 million on the disposition of various property and equipment, including the sale of five coiled tubing units, twelve wireline units, and one drilling rig, which was previously held for sale.
Assets Held for Sale — As of September 30, 2019, our condensed consolidated balance sheet reflects assets held for sale of $6.2 million, which includes the fair value of buildings and yards for one domestic drilling yard and two closed wireline locations, both of which were designated as held for sale in 2019, one domestic SCR drilling rig, two coiled tubing units, and spare support equipment. As of December 31, 2018, our condensed consolidated balance sheet reflects assets held for sale of $3.6 million, which primarily represents the fair value of one domestic SCR drilling rig and related spare equipment and three coiled tubing units.
During the nine months ended September 30, 2019 and 2018, we recognized impairment charges of $1.4 million and $2.6 million to reduce the carrying values of assets which were classified as held for sale, to their estimated fair values, based on expected sales prices which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures.
Impairments — In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of the assets grouped at the lowest level that independent cash flows can be identified. We perform an impairment evaluation and estimate future undiscounted cash flows for each of our asset groups separately, which are our domestic drilling services, international drilling services, well servicing, wireline services and coiled tubing services segments. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group, and the amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of the assets.
Due to lower than anticipated operating results and a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment analysis of this reporting unit at September 30, 2019. As a result of this analysis, we concluded that this reporting unit was not at risk of impairment because the estimated fair value of the reporting unit’s assets was in excess of the carrying value.
The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analysis are reasonable, different assumptions and estimates could materially impact the analysis and resulting conclusions. The most significant inputs used in our impairment analysis include the projected utilization and pricing of our services, as well as the estimated proceeds upon any future sale or disposal of the assets, all of which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. If commodity prices decrease or remain at current levels for an extended period of time, or if the demand for any of our services decreases below what we are currently projecting, our estimated cash flows may decrease and our estimates of the fair value of certain assets may decrease as well. If any of the foregoing were to occur, we could incur impairment charges on the related assets.

5.	Valuation Allowances on Deferred Tax Assets
Our deferred tax assets related to net operating losses, which are available to reduce future taxable income, consist of the following (amounts in thousands):

	September 30, 2019	December 31, 2018
Domestic net operating loss carryforward	$101,332	$96,777
Foreign net operating loss carryforward	6,931	9,582
The majority of our domestic net operating losses will begin to expire in 2030, while losses generated after 2017 are carried forward indefinitely but are limited in usage to 80% of taxable income. The majority of our foreign net operating losses are carried forward indefinitely, but losses generated after 2016 are carried forward for 12 years and will begin to expire in 2029.

We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As result, as of September 30, 2019 and December 31, 2018, we had valuation allowances of $69.7 million and $62.6 million that offset a portion of our domestic and foreign net deferred tax assets.
Since 2017, market conditions and operating results for our Colombian operations have improved, and if they continue to improve, then we may determine that there is sufficient evidence that future taxable income will be generated to utilize our foreign deferred tax assets which would result in the reversal of a portion of the valuation allowance relating to our foreign deferred tax assets.
6.     Debt
Our debt consists of the following (amounts in thousands):

	September 30, 2019	December 31, 2018
Senior secured term loan	$175,000	$175,000
Senior notes	300,000	300,000
	475,000	475,000
Less unamortized discount (based on imputed interest rate of 10.46%)	(2,077)	(2,668)
Less unamortized debt issuance costs	(6,036)	(7,780)
	$466,887	$464,552
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
We have not drawn upon the ABL Facility to date. As of September 30, 2019, we had $9.4 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $50.6 million. Borrowings available under the ABL Facility are available for general corporate purposes, and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additionally, if our availability under the ABL Facility is less than 15% of the maximum amount (or $11.25 million), we are required to maintain a minimum fixed charge coverage ratio, as defined in the ABL Facility, of at least 1.00 to 1.00, measured on a trailing 12 month basis.
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
The Senior Notes are not subject to any sinking fund requirements. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. (See Note 12, Guarantor/Non-Guarantor Condensed Consolidating Financial Statements.)
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
The carrying value of cash and cash equivalents, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The phantom stock unit awards, and the measurement of fair value for these awards, are described in more detail in Note 9, Stock-Based Compensation Plans. At September 30, 2019, the estimated aggregate fair value of our phantom stock unit awards was $0.1 million.

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

		September 30, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	2	$297,628	$114,000	$296,988	$186,750
Senior secured term loan	3	169,259	$166,250	167,564	175,875
		$466,887	$280,250	$464,552	$362,625

8.	Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator (both basic and diluted):
Net loss	$(26,016)	$(5,233)	$(54,075)	$(34,524)
Denominator:
Weighted-average shares (denominator for basic earnings (loss) per share)	78,473	78,136	78,405	77,897
Dilutive effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—	—	—
Denominator for diluted earnings (loss) per share	78,473	78,136	78,405	77,897
Loss per common share - Basic	$(0.33)	$(0.07)	$(0.69)	$(0.44)
Loss per common share - Diluted	$(0.33)	$(0.07)	$(0.69)	$(0.44)
Potentially dilutive securities excluded as anti-dilutive	5,577	3,964	4,962	4,895

9.	Stock-Based Compensation Plans
We currently have outstanding stock option and restricted stock awards with vesting based on time of service conditions; restricted stock unit awards with vesting based on time of service conditions, and in certain cases, subject to performance and market conditions; and phantom stock unit awards with vesting based on time of service, performance and market conditions, which are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation since we expect to settle the awards in cash when they become vested. At this time, however, we have temporarily discontinued the grants of any new equity-based incentive awards.

We recognize compensation cost for our stock-based compensation awards based on the fair value estimated in accordance with ASC Topic 718, Compensation—Stock Compensation, and we recognize forfeitures when they occur. For our awards with graded vesting, we recognize compensation expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The following table summarizes the stock-based compensation expense recognized, by award type, and the compensation expense (benefit) recognized for phantom stock unit awards during the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock option awards	$31	$101	$105	$342
Restricted stock awards	135	116	370	344
Restricted stock unit awards	653	822	1,538	2,709
	$819	$1,039	$2,013	$3,395
Phantom stock unit awards	$(150)	$(3,722)	$(99)	$2,808
Stock Option Awards
We grant stock option awards which generally become exercisable over a three-year period and expire ten years after the date of grant. Our stock-based compensation plans require that all stock option awards have an exercise price that is not less than the fair market value of our common stock on the date of grant. We issue shares of our common stock when vested stock option awards are exercised. We estimate the fair value of each option grant on the date of grant using a Black-Scholes option pricing model. We did not grant any stock option awards during the nine months ended September 30, 2019 or 2018.
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
The following table summarizes the number and weighted-average grant-date fair value of the restricted stock and restricted stock unit awards granted during the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
Restricted Stock:
Restricted stock awards granted	729,112	78,632
Weighted-average grant-date fair value (per share)	$0.73	$5.85
Time-based RSUs:
Time-based RSUs granted	870,648	788,377
Weighted-average grant-date fair value (per unit)	$1.38	$3.85
Our time-based RSUs generally vest over a three-year period, with fair values based on the closing price of our common stock on the date of grant. Our performance-based RSUs cliff vest at 39 months from the date of grant and are granted at a target number of issuable shares, for which the final number of shares of common stock is adjusted based on our actual achievement levels that are measured against predetermined performance conditions. The number of shares of common stock awarded will be based upon the Company’s achievement in certain performance conditions, as compared to a predefined peer group, over the performance period, generally three years. As of September 30, 2019, we estimate that the achievement level for our outstanding performance-based RSUs granted in 2017 will be approximately 80% of the predetermined performance conditions.

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
The following table summarizes the number, weighted-average grant-date fair value, and applicable maximum cash value of the phantom stock unit awards granted during the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
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
These awards are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation, because we expect to settle the awards in cash when they vest, and are remeasured at fair value at the end of each reporting period until they vest. The change in fair value is recognized as a current period compensation expense in our condensed consolidated statements of operations. Therefore, changes in the inputs used to measure fair value can result in volatility in our compensation expense. This volatility increases as the phantom stock awards approach the vesting date. We estimate that a hypothetical increase of $1 in the market price of our common stock, which was $0.06 as of September 30, 2019, if all other inputs were unchanged, would result in an increase in cumulative compensation expense of $1.2 million, which represents the hypothetical increase in fair value of the liability for the 2018 and 2019 phantom stock unit awards. The maximum payout feature of these awards would limit this volatility if the stock price exceeds the maximum payout threshold. As of September 30, 2019, we estimate the weighted-average achievement level for our outstanding phantom stock unit awards granted in 2018 and 2019 to be 67%.
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
Our well servicing, wireline services and coiled tubing services segments provide a range of production services to producers primarily in Texas and the Mid-Continent and Rocky Mountain regions, as well as in North Dakota, Louisiana and Mississippi.

The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Domestic drilling	$38,168	$36,586	$115,829	$108,146
International drilling	21,617	23,131	68,682	62,515
Drilling services	59,785	59,717	184,511	170,661
Well servicing	30,293	24,369	86,053	68,645
Wireline services	43,874	52,654	137,134	171,392
Coiled tubing services	12,446	12,592	38,111	37,894
Production services	86,613	89,615	261,298	277,931
Consolidated revenues	$146,398	$149,332	$445,809	$448,592

Operating costs:
Domestic drilling	$21,931	$21,650	$69,098	$64,297
International drilling	15,844	19,013	50,884	49,038
Drilling services	37,775	40,663	119,982	113,335
Well servicing	21,414	17,193	61,348	49,443
Wireline services	38,349	40,840	119,500	130,042
Coiled tubing services	10,521	10,265	31,784	33,104
Production services	70,284	68,298	212,632	212,589
Consolidated operating costs	$108,059	$108,961	$332,614	$325,924

Gross margin:
Domestic drilling	$16,237	$14,936	$46,731	$43,849
International drilling	5,773	4,118	17,798	13,477
Drilling services	22,010	19,054	64,529	57,326
Well servicing	8,879	7,176	24,705	19,202
Wireline services	5,525	11,814	17,634	41,350
Coiled tubing services	1,925	2,327	6,327	4,790
Production services	16,329	21,317	48,666	65,342
Consolidated gross margin	$38,339	$40,371	$113,195	$122,668

Identifiable Assets:
Domestic drilling (1)	$354,534	$375,982	$354,534	$375,982
International drilling (1) (2)	47,320	41,807	47,320	41,807
Drilling services	401,854	417,789	401,854	417,789
Well servicing	118,686	123,933	118,686	123,933
Wireline services	80,054	96,585	80,054	96,585
Coiled tubing services	34,339	34,866	34,339	34,866
Production services	233,079	255,384	233,079	255,384
Corporate	54,760	79,702	54,760	79,702
Consolidated identifiable assets	$689,693	$752,875	$689,693	$752,875

Depreciation:
Domestic drilling	$10,864	$10,358	$32,297	$30,946
International drilling	1,512	1,463	4,228	4,211
Drilling services	12,376	11,821	36,525	35,157
Well servicing	5,132	4,903	14,956	14,688
Wireline services	3,537	4,518	11,519	13,727
Coiled tubing services	1,660	1,991	4,719	6,137
Production services	10,329	11,412	31,194	34,552
Corporate	219	268	709	826
Consolidated depreciation	$22,924	$23,501	$68,428	$70,535

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2019	2018	2019	2018
Capital Expenditures:
Domestic drilling	$2,777	$6,274	$14,344	$13,768
International drilling	1,162	264	3,444	4,177
Drilling services	3,939	6,538	17,788	17,945
Well servicing	2,146	2,989	8,182	8,441
Wireline services	775	3,973	5,198	12,563
Coiled tubing services	1,756	4,498	4,567	12,479
Production services	4,677	11,460	17,947	33,483
Corporate	44	419	541	914
Consolidated capital expenditures	$8,660	$18,417	$36,276	$52,342

(1)
Identifiable assets for our drilling segments include the impact of a $37.5 million and $39.4 million intercompany balance, as of September 30, 2019 and 2018, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).

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

The following table reconciles the consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Consolidated gross margin	$38,339	$40,371	$113,195	$122,668
Depreciation	(22,924)	(23,501)	(68,428)	(70,535)
General and administrative	(30,485)	(14,043)	(68,271)	(58,066)
Bad debt (expense) recovery, net	(196)	(111)	90	311
Impairment	—	(239)	(1,378)	(2,607)
Gain (loss) on dispositions of property and equipment, net	(17)	1,861	2,184	2,922
Income (loss) from operations	$(15,283)	$4,338	$(22,608)	$(5,307)

11.	Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries routinely obtain bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. We have guaranteed payments of $70.2 million relating to our performance under these bonds as of September 30, 2019. Based on historical experience and information currently available, we believe the likelihood of demand for payment under these bonds and guarantees is remote.
We are currently undergoing sales and use tax audits for multi-year periods. As of September 30, 2019 and December 31, 2018, our accrued liability was $1.9 million and $1.7 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the Indenture will not guarantee the Senior Notes. As of September 30, 2019, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,195	$—	$4,760	$—	$26,955
Restricted cash	998	—	—	—	998
Receivables, net of allowance	258	96,704	34,979	611	132,552
Intercompany receivable (payable)	(28,105)	65,374	(37,269)	—	—
Inventory	—	10,103	11,983	—	22,086
Assets held for sale	—	6,233	—	—	6,233
Prepaid expenses and other current assets	2,497	2,994	1,500	—	6,991
Total current assets	(2,157)	181,408	15,953	611	195,815
Net property and equipment	1,853	456,106	27,296	—	485,255
Investment in subsidiaries	545,141	32,086	—	(577,227)	—
Deferred income taxes	44,277	—	—	(44,277)	—
Operating lease assets	3,234	3,852	606	—	7,692
Other noncurrent assets	512	415	4	—	931
Total assets	$592,860	$673,867	$43,859	$(620,893)	$689,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,441	$26,000	$4,686	$—	$32,127
Deferred revenues	—	424	1,192	—	1,616
Accrued expenses	8,342	50,166	5,440	611	64,559
Total current liabilities	9,783	76,590	11,318	611	98,302
Long-term debt, less unamortized discount and debt issuance costs	466,887	—	—	—	466,887
Noncurrent operating lease liabilities	2,859	2,875	455	—	6,189
Deferred income taxes	—	48,985	—	(44,277)	4,708
Other noncurrent liabilities	183	276	—	—	459
Total liabilities	479,712	128,726	11,773	(43,666)	576,545
Total shareholders’ equity	113,148	545,141	32,086	(577,227)	113,148
Total liabilities and shareholders’ equity	$592,860	$673,867	$43,859	$(620,893)	$689,693

	December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$50,350	$—	$3,216	$—	$53,566
Restricted cash	998	—	—	—	998
Receivables, net of allowance	436	95,030	35,219	196	130,881
Intercompany receivable (payable)	(27,245)	67,098	(39,853)	—	—
Inventory	—	9,945	8,953	—	18,898
Assets held for sale	—	3,582	—	—	3,582
Prepaid expenses and other current assets	1,743	3,197	2,169	—	7,109
Total current assets	26,282	178,852	9,704	196	215,034
Net property and equipment	2,022	494,376	28,460	—	524,858
Investment in subsidiaries	574,695	25,370	—	(600,065)	—
Deferred income taxes	42,585	—	—	(42,585)	—
Other noncurrent assets	596	511	551	—	1,658
Total assets	$646,180	$699,109	$38,715	$(642,454)	$741,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,093	$26,795	$6,246	$—	$34,134
Deferred revenues	—	95	1,627	—	1,722
Accrued expenses	14,020	49,640	5,056	196	68,912
Total current liabilities	15,113	76,530	12,929	196	104,768
Long-term debt, less unamortized discount and debt issuance costs	464,552	—	—	—	464,552
Deferred income taxes	—	46,273	—	(42,585)	3,688
Other noncurrent liabilities	1,457	1,611	416	—	3,484
Total liabilities	481,122	124,414	13,345	(42,389)	576,492
Total shareholders’ equity	165,058	574,695	25,370	(600,065)	165,058
Total liabilities and shareholders’ equity	$646,180	$699,109	$38,715	$(642,454)	$741,550

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$124,781	$21,617	$—	$146,398
Costs and expenses:
Operating costs	—	92,216	15,843	—	108,059
Depreciation	219	21,193	1,512	—	22,924
General and administrative	15,979	13,640	1,001	(135)	30,485
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense, net of recovery	—	196	—	—	196
Loss (gain) on dispositions of property and equipment, net	—	28	(11)	—	17
Total costs and expenses	16,198	126,058	19,560	(135)	161,681
Income (loss) from operations	(16,198)	(1,277)	2,057	135	(15,283)
Other income (expense):
Equity in earnings of subsidiaries	(640)	1,164	—	(524)	—
Interest expense	(10,020)	3	4	—	(10,013)
Other income (expense)	86	236	(775)	(135)	(588)
Total other income (expense), net	(10,574)	1,403	(771)	(659)	(10,601)
Income (loss) before income taxes	(26,772)	126	1,286	(524)	(25,884)
Income tax (expense) benefit [1]	756	(766)	(122)	—	(132)
Net income (loss)	$(26,016)	$(640)	$1,164	$(524)	$(26,016)

	Three months ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,202	$23,130	$—	$149,332
Costs and expenses:
Operating costs	—	89,950	19,011	—	108,961
Depreciation	269	21,769	1,463	—	23,501
General and administrative	2,260	11,152	736	(105)	14,043
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense, net of recovery	—	111	—	—	111
Impairment	—	239	—	—	239
Gain on dispositions of property and equipment, net	—	(1,856)	(5)	—	(1,861)
Total costs and expenses	2,529	120,150	22,420	(105)	144,994
Income (loss) from operations	(2,529)	6,052	710	105	4,338
Other income (expense):
Equity in earnings of subsidiaries	5,011	618	—	(5,629)	—
Interest expense	(9,802)	(12)	3	—	(9,811)
Other income	244	222	137	(105)	498
Total other income (expense), net	(4,547)	828	140	(5,734)	(9,313)
Income (loss) before income taxes	(7,076)	6,880	850	(5,629)	(4,975)
Income tax (expense) benefit [1]	1,843	(1,869)	(232)	—	(258)
Net income (loss)	$(5,233)	$5,011	$618	$(5,629)	$(5,233)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Nine months ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$377,127	$68,682	$—	$445,809
Costs and expenses:
Operating costs	—	281,735	50,879	—	332,614
Depreciation	709	63,491	4,228	—	68,428
General and administrative	30,882	35,665	2,129	(405)	68,271
Intercompany leasing	—	(3,645)	3,645	—	—
Bad debt recovery, net of expense	—	(90)	—	—	(90)
Impairment	—	1,378	—	—	1,378
Gain on dispositions of property and equipment, net	—	(2,077)	(107)	—	(2,184)
Total costs and expenses	31,591	376,457	60,774	(405)	468,417
Income (loss) from operations	(31,591)	670	7,908	405	(22,608)
Other income (expense):
Equity in earnings of subsidiaries	5,433	7,059	—	(12,492)	—
Interest expense	(29,953)	(12)	(38)	—	(30,003)
Other income (expense)	383	903	(436)	(405)	445
Total other income (expense), net	(24,137)	7,950	(474)	(12,897)	(29,558)
Income (loss) before income taxes	(55,728)	8,620	7,434	(12,492)	(52,166)
Income tax (expense) benefit [1]	1,653	(3,187)	(375)	—	(1,909)
Net income (loss)	$(54,075)	$5,433	$7,059	$(12,492)	$(54,075)

	Nine months ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$386,077	$62,515	$—	$448,592
Costs and expenses:
Operating costs	—	276,893	49,031	—	325,924
Depreciation	826	65,498	4,211	—	70,535
General and administrative	18,628	37,781	1,972	(315)	58,066
Intercompany leasing	—	(3,645)	3,645	—	—
Bad debt recovery, net of expense	—	(311)	—	—	(311)
Impairment	—	2,607	—	—	2,607
Gain on dispositions of property and equipment, net	—	(2,890)	(32)	—	(2,922)
Total costs and expenses	19,454	375,933	58,827	(315)	453,899
Income (loss) from operations	(19,454)	10,144	3,688	315	(5,307)
Other income (expense):
Equity in earnings of subsidiaries	10,081	3,305	—	(13,386)	—
Interest expense	(28,963)	(14)	11	—	(28,966)
Other income	405	664	292	(315)	1,046
Total other income (expense), net	(18,477)	3,955	303	(13,701)	(27,920)
Income (loss) before income taxes	(37,931)	14,099	3,991	(13,386)	(33,227)
Income tax (expense) benefit [1]	3,407	(4,018)	(686)	—	(1,297)
Net income (loss)	$(34,524)	$10,081	$3,305	$(13,386)	$(34,524)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(38,177)	$41,854	$4,961	$—	$8,638

Cash flows from investing activities:
Purchases of property and equipment	(637)	(36,644)	(3,262)	—	(40,543)
Proceeds from sale of property and equipment	—	4,688	90	—	4,778
Proceeds from insurance recoveries	—	641	—	—	641
	(637)	(31,315)	(3,172)	—	(35,124)

Cash flows from financing activities:
Purchase of treasury stock	(125)	—	—	—	(125)
Intercompany contributions/distributions	10,784	(10,539)	(245)	—	—
	10,659	(10,539)	(245)	—	(125)

Net increase (decrease) in cash, cash equivalents and restricted cash	(28,155)	—	1,544	—	(26,611)
Beginning cash, cash equivalents and restricted cash	51,348	—	3,216	—	54,564
Ending cash, cash equivalents and restricted cash	$23,193	$—	$4,760	$—	$27,953

	Nine months ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(43,466)	$60,269	$4,687	$—	$21,490

Cash flows from investing activities:
Purchases of property and equipment	(762)	(43,374)	(4,642)	—	(48,778)
Proceeds from sale of property and equipment	—	4,648	17	—	4,665
Proceeds from insurance recoveries	—	965	15	—	980
	(762)	(37,761)	(4,610)	—	(43,133)

Cash flows from financing activities:
Proceeds from exercise of options	12	—	—	—	12
Purchase of treasury stock	(549)	—	—	—	(549)
Intercompany contributions/distributions	22,784	(22,508)	(276)	—	—
	22,247	(22,508)	(276)	—	(537)

Net decrease in cash, cash equivalents and restricted cash	(21,981)	—	(199)	—	(22,180)
Beginning cash, cash equivalents and restricted cash	72,385	—	3,263	—	75,648
Ending cash, cash equivalents and restricted cash	$50,404	$—	$3,064	$—	$53,468

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
Drilling Services— Our current drilling rig fleet is 100% pad-capable and offers the latest advancements in pad drilling. We have 17 AC rigs in the US and 8 SCR rigs in Colombia, all of which have 1,500 horsepower or greater drawworks. We provide a comprehensive service offering which includes the drilling rig, crews, supplies and most of the ancillary equipment needed to operate our drilling rigs which are deployed through our division offices in the following regions:

Rig Count
Domestic drilling:
Marcellus/Utica	5
Permian Basin and Eagle Ford	10
Bakken	2
International drilling	8
25

•
Production Services— Our production services business segments provide well, wireline and coiled tubing services to producers primarily in Texas and the Mid-Continent and Rocky Mountain regions, as well as in North Dakota, Louisiana and Mississippi.

•
Well Servicing. A range of services are required in order to establish production in newly-drilled wells and to maintain production over the useful lives of active wells. We use our well servicing rig fleet to provide these necessary services, including the completion of newly-drilled wells, maintenance and workover of active wells, and plugging and abandonment of wells at the end of their useful lives. As of September 30, 2019, we have a fleet of 112 rigs with 550 horsepower and 12 rigs with 600 horsepower with operations in 9 locations concentrated in Texas, as well as in North Dakota, Colorado and Mississippi.

•
Wireline Services. Oil and gas exploration and production companies require wireline services to better understand the reservoirs they are drilling or producing and use logging services to accurately characterize reservoir rocks and fluids. To complete a cased-hole well, the production casing must be perforated to establish a flow path between the reservoir and the wellbore. We use our fleet of wireline units to provide these important logging and perforating services in addition to a range of other mechanical services that are needed in order to place equipment in or retrieve equipment or debris from the wellbore, install bridge plugs and control pressure. As of September 30, 2019, we have a fleet of 93 wireline units, including 2 greaseless, EcoQuietTM units designed to reduce noise when operating in proximity to urban areas and an additional 6 units that offer greaseless electric wireline used to reach further depths in longer laterals. Our fleet is deployed through 10 operating locations concentrated in Texas and the Rocky Mountain and Mid-Continent regions, as well as in Louisiana and North Dakota.

•
Coiled Tubing Services. Coiled tubing is another important element of the well servicing industry that allows operators to continue production during service operations on a well under pressure without shutting in the well, thereby reducing the risk of formation damage. Coiled tubing services involve the use of a continuous flexible metal pipe which is spooled on a large reel and inserted into the wellbore to perform a variety of oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications, such as milling temporary plugs between frac stages. As of September 30, 2019, we have a current fleet of 9 coiled tubing units, consisting of 4 small-diameter and 5 large-diameter units (larger than two inches), deployed through 2 operating locations that provide services in Texas, Wyoming and surrounding areas.

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
Drilling and production services have historically trended similarly in response to fluctuations in commodity prices. However, because exploration and production companies often adjust their budgets for exploration and development drilling first in response to a change in commodity prices, the demand for drilling services is generally impacted first and to a greater extent than the demand for production services which is more dependent on ongoing expenditures that are necessary to maintain production. Additionally, within the range of production services businesses, those that derive more revenue from production-related activity, as opposed to completion of new wells, tend to be less affected by fluctuations in commodity prices and temporary reductions in industry activity.
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
Technological advancements and trends in our industry also affect the demand for certain types of equipment, and can affect the overall demand for the services our industry provides. Enhanced directional and horizontal drilling techniques have allowed exploration and production operators to drill increasingly longer lateral wellbores which enable higher hydrocarbon production per well, and reduce the overall number of wells needed to achieve the desired production. The trend in our industry toward fewer, but longer lateral wellbores has led to an overall reduction in drilling and completion activity and demand for the equipment in our industry that is more heavily weighted toward the more specialized equipment available, such as high-spec drilling rigs, higher horsepower well servicing rigs equipped with taller masts, larger diameter coiled tubing units, and other higher power ancillary equipment, which is needed in order to drill, complete and provide services to the full length of the wellbore. Our domestic drilling and production services fleets are highly capable and designed for operation in today’s long lateral, pad-oriented environment.
For additional information concerning the potential effects of volatility in oil and gas prices and other industry trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
Market Conditions — Our industry experienced a severe down cycle from late 2014 through 2016, during which WTI oil prices dipped below $30 per barrel in early 2016. A modest recovery in commodity prices began in the latter half of 2016 with WTI oil prices steadily increasing from just under $50 per barrel at the end of June 2016 to approximately $60 per barrel at the end of 2017. In 2018, WTI oil prices continued to increase to a high of $75 per barrel in October, but then decreased to $45 per barrel at the end of 2018. Despite some improvement in 2019, oil prices have averaged just over $55 per barrel through September 2019.
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
The trends in commodity pricing and domestic rig counts over the last 12 months are illustrated below:

Currently, 21 of our 25 drilling rigs are earning revenues, 18 of which are under term contracts, which if not canceled or renewed prior to the end of their terms, will expire as follows:

	Spot Market Contracts		Term Contract Expiration by Period
		Total Term Contracts	Within 6 Months	6 Months to 1 Year	1 Year to 18 Months	18 Months to 2 Years	2 to 4 Years
Domestic rigs	3	12	6	3	2	—	1
International rigs	—	6	4	2	—	—	—
	3	18	10	5	2	—	1
Unlike our domestic term contracts, our international drilling contracts are cancelable by our clients without penalty, although the contracts require 15 to 30 days notice and payment for demobilization services. The spot contracts for our domestic drilling rigs are also terminable by our client with 30 days notice and include a required payment for demobilization services. We are actively marketing our idle drilling rigs, as well as those that have terms expiring in the near term or that we otherwise expect to complete their current contracts in the short term.
As compared to our drilling services businesses which generally perform one type of service under longer-term contracts, our production services businesses perform a range of services that are more short-term in nature, and for which demand can, at times, experience quicker adjustments to regional demand and capacity. As compared to the second quarter of 2019, overall demand for our well servicing business was consistent with some slight pricing improvement, our wireline business experienced slight pricing improvements despite a 9% decline in the total number of jobs performed, and our coiled tubing business experienced both improved utilization and pricing during the quarter.
The level of exploration and production activity within a region can fluctuate due to a variety of factors which may directly or indirectly impact our operations in the region. A recent influx of coiled tubing equipment has led to excess capacity and increased competition in the South Texas and Rocky Mountain regions, while certain seasonal factors surrounding wildlife migration during the second quarter caused an interruption to the operations in affected areas of the Rocky Mountains. In Colorado, Senate Bill 19-181 was enacted in April 2019, which gives the state’s oil and gas conservation commission and the state’s local governments more authority over oil and gas operations, and which could lead to newly imposed regulations that may impede our clients’ ability to operate in the region, and similarly reduce demand for the services that we provide in this region. At the end of September 2019, we were operating ten wireline units and six well servicing rigs in Colorado, which we believe can be redeployed to other markets should future regulations negatively impact demand.
The continuing trend toward longer lateral wellbores and the enhanced efficiency of the equipment in our industry, in combination with current commodity prices and more disciplined spending by exploration and production companies, has contributed to some oversupply of equipment in our industry, declining rig counts and reduced completion activity. Although we expect a competitive market environment and some additional clients to decrease their activity during the remainder of 2019 due to budget constraints, we remain focused on improving margins through realignment of certain businesses and reducing costs, and we believe our high-quality equipment, services and excellent safety record position us well to compete.

Liquidity and Capital Resources
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	total cash and cash equivalents ($28.0 million as of September 30, 2019);

•	cash generated from operations ($8.6 million during the nine months ended September 30, 2019);

•	proceeds from sales of assets; ($4.8 million during the nine months ended September 30, 2019); and

•	the availability under our asset-based lending facility ($50.6 million as of September 30, 2019).
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
We have not drawn upon our ABL Facility to date. As of September 30, 2019, we had $9.4 million in committed letters of credit, which, after borrowing base limitations, resulted in borrowing availability of $50.6 million. Borrowings available under the ABL Facility are available for general corporate purposes, and there are no limitations on our ability to access the borrowing capacity provided there is no default and compliance with the covenants under the ABL Facility is maintained. Additional information regarding these covenants is provided in the Debt Compliance Requirements section below.
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. On May 22, 2018, we filed a registration statement that permits us to sell equity or debt in one or more offerings up to a total dollar amount of $300 million. As of September 30, 2019, the entire $300 million under the shelf registration statement is available for equity or debt offerings, subject to the limitations imposed by our Term Loan, ABL Facility and Senior Notes. Our ability to access the capital markets by issuing debt or equity securities will be dependent on market conditions, our financial condition, and other factors beyond our control.
We currently expect that cash and cash equivalents, cash generated from operations, proceeds from sales of assets, and available funds under our ABL Facility are adequate to cover our liquidity requirements for at least the next 12 months.
Uses of Capital Resources
Our principal liquidity requirements are currently for:

•	working capital needs;

•	debt service; and

•	capital expenditures.
Our operations have historically generated cash flows sufficient to meet our requirements for debt service and normal capital expenditures. However, our capital requirements generally increase during periods when rig construction projects are in progress or during periods of expansion in our production services business, at which times we have been more likely to access capital through equity or debt financing. Additionally, our working capital needs may increase in periods of increasing activity following a sustained period of low activity. During periods of sustained low activity and pricing, we may also access additional capital through the use of available funds under our ABL Facility.
We believe that we will have sufficient liquidity to fund our business and operations for at least the next 12 months. While the Term Loan is not expected to mature until December 2021, we continue to proactively explore various strategic and other alternatives to address the uncertainties related to our ability to refinance our outstanding debts as their maturities approach.

Working Capital — Our working capital was $97.5 million at September 30, 2019, compared to $110.3 million at December 31, 2018. Our current ratio, which we calculate by dividing current assets by current liabilities, was 2.0 at September 30, 2019, as compared to 2.1 at December 31, 2018. The changes in the components of our working capital were as follows (amounts in thousands), and as described below:

	September 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$26,955	$53,566	$(26,611)
Restricted cash	998	998	—
Receivables:
Trade, net of allowance for doubtful accounts	81,039	76,924	4,115
Unbilled receivables	20,906	24,822	(3,916)
Insurance recoveries	23,186	23,656	(470)
Other receivables	7,421	5,479	1,942
Inventory	22,086	18,898	3,188
Assets held for sale	6,233	3,582	2,651
Prepaid expenses and other current assets	6,991	7,109	(118)
Current assets	195,815	215,034	(19,219)
Accounts payable	32,127	34,134	(2,007)
Deferred revenues	1,616	1,722	(106)
Accrued expenses:
Employee compensation and related costs	22,489	24,598	(2,109)
Insurance claims and settlements	22,991	23,593	(602)
Insurance premiums and deductibles	6,036	5,482	554
Interest	1,008	6,148	(5,140)
Other	12,035	9,091	2,944
Current liabilities	98,302	104,768	(6,466)
Working capital	$97,513	$110,266	$(12,753)

•
Cash and cash equivalents — The decrease in cash and cash equivalents during 2019 is primarily due to $40.5 million of cash used for the purchase of property and equipment, offset in part by $8.6 million of cash provided by operating activities and $4.8 million of proceeds from the sale of property and equipment.

•
Trade and unbilled receivables — The net increase in our total trade and unbilled receivables during 2019 is primarily due to the 3% increase in our revenues during the quarter ended September 30, 2019, as compared to the quarter ended December 31, 2018. Our domestic trade receivables generally turn over within 60 days, and our Colombian trade receivables generally turn over within 120 days.

•
Other receivables — The increase in other receivables during 2019 is primarily due to an increase in recoverable income tax receivables attributable to the increase in activity for our international operations.

•	Inventory — The increase in inventory during 2019 is primarily due to an increase in inventory for our international operations’ spare parts and supplies supporting rigs working in remote locations.

•
Assets held for sale — As of September 30, 2019, our condensed consolidated balance sheet reflects assets held for sale of $6.2 million, which includes the fair value of buildings and yards for one domestic drilling yard and two closed wireline locations, both of which were designated as held for sale in 2019, one domestic SCR drilling rig, two coiled tubing units, and spare support equipment. As of December 31, 2018, our condensed consolidated balance sheet reflects assets held for sale of $3.6 million, which primarily represents the fair value of one domestic SCR drilling rig and related spare equipment and three coiled tubing units. For additional information, see Note 4, Property and Equipment of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Prepaid expenses and other current assets — The decrease in prepaid expenses and other current assets during 2019 is primarily due to the amortization of prepaid insurance premiums which are generally paid annually in October, which was largely offset by an increase in deferred mobilization costs for one domestic drilling rig that moved between geographic regions.

•
Accounts payable — Our accounts payable generally turn over within 90 days. The decrease in accounts payable during 2019 is primarily due to a $4.3 million decrease in our accruals for capital expenditures, which was partially offset by an increase in accounts payable primarily attributable to the 4% increase in our operating costs for the quarter ended September 30, 2019 as compared to the quarter ended December 31, 2018.

•
Deferred revenues — The decrease in deferred revenues during 2019 is primarily due to deferred revenue amortization, offset by increases associated with the deployment of rigs under five new domestic and four new international contracts in 2019.

•
Employee compensation and related costs — The decrease in employee compensation and related costs during 2019 resulted from a decrease in accrued incentive cash compensation associated with the payment of 2018 annual bonuses in the first quarter of $6.6 million, the $3.5 million settlement of our phantom stock unit awards that vested in April 2019, and the termination of both our annual and long-term cash incentive awards in September 2019. The overall decrease was net of $9.8 million of incentive compensation that was granted in September 2019 and paid in October 2019.

•
Accrued interest — The decrease in accrued interest expense during 2019 is primarily due to the payment of interest on our Senior Notes which is due semi-annually on March 15th and September 15th each year.

•
Other accrued expenses — The increase in other accrued expenses during 2019 is primarily due to the recognition of $2.2 million of current operating lease liabilities upon our adoption of ASU No. 2016-02, Leases, and its related amendments, as of January 1, 2019. For additional information about adoption of this standard, see Note 1, Organization and Summary of Significant Accounting Policies and Note 3, Leases, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. The increase in other accrued expenses during 2019 is also related to an increase in accrued taxes associated with the increase in revenues for our international operations.

Debt and Other Contractual Obligations — The following table includes information about the amount and timing of our contractual obligations at September 30, 2019 (amounts are undiscounted and in thousands):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2 to 3 Years	4 to 5 Years	Beyond 5 Years
Debt	$475,000	$—	$475,000	$—	$—
Interest on debt	93,713	35,525	58,188	—	—
Purchase commitments	4,238	4,238	—	—	—
Operating leases	9,278	2,499	3,594	2,144	1,041
Incentive compensation	10,820	10,163	657	—	—
	$593,049	$52,425	$537,439	$2,144	$1,041

•
Debt — Debt obligations at September 30, 2019 consist of $300 million of principal amount outstanding under our Senior Notes which mature on March 15, 2022 and $175 million of principal amount outstanding under our Term Loan which is expected to mature December 14, 2021. As of September 30, 2019, we had no debt outstanding under our ABL Facility.

•
Interest on debt — Interest payment obligations on our Senior Notes are calculated based on the coupon interest rate of 6.125% due semi-annually in arrears on March 15 and September 15 of each year until maturity on March 15, 2022. Interest payment obligations on our Term Loan were estimated based on (1) the 9.8% interest rate that was in effect at September 30, 2019, and (2) the principal balance of $175 million at September 30, 2019, and assuming repayment of the outstanding balance occurs at December 14, 2021.

•
Purchase commitments — Purchase commitments generally relate to capital projects for the repair, upgrade and maintenance of our equipment, the construction or purchase of new equipment, and purchase orders for various job and inventory supplies. At September 30, 2019, our purchase commitments primarily pertain to $1.8 million of inventory and job supplies for our coiled tubing operations as well as various refurbishments and upgrades to our drilling and production services fleets.

•	Operating leases — Our operating lease obligations relate to long-term lease agreements for office space, operating facilities, field personnel housing, and office equipment.

•
Incentive compensation — Incentive compensation is payable to our employees, generally contingent upon their continued employment through the date of each respective award’s payout. A portion of our long-term incentive compensation is performance-based, and therefore, the final amount will be determined based on our actual performance relative to a pre-determined peer group over the performance period. At September 30, 2019, our incentive compensation payable primarily relates to $9.8 million of incentive compensation for awards which were granted in September, in conjunction with the termination of the 2019 annual bonus incentive awards and the cancellation of all prior long-term cash incentive awards, and which was subsequently paid in October 2019.

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
As of September 30, 2019, we were in compliance with all covenants required by our Term Loan, ABL Facility and Senior Notes.
Capital Expenditures — During the nine months ended September 30, 2019, we spent $40.5 million on purchases of property and equipment and placed into service property and equipment of $36.3 million. Currently, we expect to spend approximately $46 million to $49 million on capital expenditures during 2019, which includes approximately $8 million for final payments on the construction of the new-build drilling rig and previous commitments on high-pressure pump packages for coiled tubing completion operations, all of which were made earlier in the year.
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
Results of Operations
Statements of Operations Analysis
The following table provides certain information about our operations, including details of each of our business segments’ revenues, operating costs and gross margin for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Domestic drilling	$38,168	$36,586	$115,829	$108,146
International drilling	21,617	23,131	68,682	62,515
Drilling services	59,785	59,717	184,511	170,661
Well servicing	30,293	24,369	86,053	68,645
Wireline services	43,874	52,654	137,134	171,392
Coiled tubing services	12,446	12,592	38,111	37,894
Production services	86,613	89,615	261,298	277,931
Consolidated revenues	$146,398	$149,332	$445,809	$448,592

Operating costs:
Domestic drilling	$21,931	$21,650	$69,098	$64,297
International drilling	15,844	19,013	50,884	49,038
Drilling services	37,775	40,663	119,982	113,335
Well servicing	21,414	17,193	61,348	49,443
Wireline services	38,349	40,840	119,500	130,042
Coiled tubing services	10,521	10,265	31,784	33,104
Production services	70,284	68,298	212,632	212,589
Consolidated operating costs	$108,059	$108,961	$332,614	$325,924

Gross margin:
Domestic drilling	$16,237	$14,936	$46,731	$43,849
International drilling	5,773	4,118	17,798	13,477
Drilling services	22,010	19,054	64,529	57,326
Well servicing	8,879	7,176	24,705	19,202
Wireline services	5,525	11,814	17,634	41,350
Coiled tubing services	1,925	2,327	6,327	4,790
Production services	16,329	21,317	48,666	65,342
Consolidated gross margin	$38,339	$40,371	$113,195	$122,668

Consolidated:
Net loss	$(26,016)	$(5,233)	$(54,075)	$(34,524)
Adjusted EBITDA (1)	$7,053	$28,576	$47,643	$68,881
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
A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Net loss	$(26,016)	$(5,233)	$(54,075)	$(34,524)
Depreciation	22,924	23,501	68,428	70,535
Impairment	—	239	1,378	2,607
Interest expense	10,013	9,811	30,003	28,966
Income tax expense	132	258	1,909	1,297
Adjusted EBITDA	7,053	28,576	47,643	68,881
General and administrative	30,485	14,043	68,271	58,066
Bad debt expense (recovery), net	196	111	(90)	(311)
Loss (gain) on dispositions of property and equipment, net	17	(1,861)	(2,184)	(2,922)
Other expense (income)	588	(498)	(445)	(1,046)
Consolidated gross margin	$38,339	$40,371	$113,195	$122,668
Consolidated gross margin — Our consolidated gross margin decreased by $2.0 million, or 5%, and $9.5 million, or 8%, for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018, due to a decline in demand for our wireline services, despite an increase in gross margin for all our other business segments in 2019. The $2.0 million and $9.5 million overall decreases in consolidated gross margin were net of $4.7 million and $12.7 million combined increases in gross margin for our drilling services and well servicing segments.

•
Drilling Services — Our drilling services revenues increased slightly for the three months ended September 30, 2019 and by $13.9 million, or 8%, for the nine months ended September 30, 2019, as compared to the corresponding periods in 2018, while operating costs decreased by $2.9 million, or 7%, and increased by $6.6 million, or 6%, respectively. The increases in margin for the three and nine months ended September 30, 2019 are primarily due to the deployment of our newest AC drilling rig in March 2019, the benefit of early termination revenues during 2019 on two domestic drilling contracts and increased revenues associated with the demobilization of rigs in Colombia. The following table provides operating statistics for each of our drilling services segments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Domestic drilling:
Average number of drilling rigs	17	16	17	16
Utilization rate	88%	99%	94%	100%
Revenue days	1,383	1,459	4,279	4,353

Average revenues per day	$27,598	$25,076	$27,069	$24,844
Average operating costs per day	15,858	14,839	16,148	14,771
Average margin per day	$11,740	$10,237	$10,921	$10,073

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	71%	76%	79%	79%
Revenue days	521	562	1,724	1,733

Average revenues per day	$41,491	$41,158	$39,839	$36,073
Average operating costs per day	30,411	33,831	29,515	28,297
Average margin per day	$11,080	$7,327	$10,324	$7,776
Our domestic drilling average revenues and margin per day for the three and nine months ended September 30, 2019 increased as compared to the corresponding periods in 2018, primarily due to $2.2 million and $2.6 million of revenues, respectively, for the early termination of two of our drilling contracts and the deployment of our newest AC drilling rig in March 2019, as well as increasing dayrates during 2019, despite the impact of four rigs that re-priced downward in the second half of 2018 from historically high pre-downturn rates. These increases were partially offset by the impact of reduced utilization in 2019, as compared to 2018.
Our international average revenues and margin per day increased for the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, primarily due to $1.4 million of revenues associated with the demobilization of three rigs in Colombia during the third quarter of 2019, as well as increasing dayrates during late 2018 and early 2019. Average margin per day during these periods also benefited from reduced costs associated with mobilization and demobilization activity during 2019 as compared to 2018.

•
Production Services — Our revenues from production services decreased by $3.0 million, or 3%, and $16.6 million, or 6%, for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018, while operating costs increased $2.0 million, or 3%, for the three months ended September 30, 2019, and operating costs for the nine months ended September 30, 2019 were comparable with the corresponding period in 2018. The decrease in revenue is a result of the decreased demand for wireline completion services, partially offset by increased demand for our well servicing business which experienced a 25% increase in revenue and a 29% increase in gross margin during 2019. The following table provides operating statistics for each of our production services segments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Well servicing:
Average number of rigs	125	125	125	125
Utilization rate	59%	51%	58%	49%
Rig hours	52,210	44,155	151,169	127,800
Average revenue per hour	$580	$552	$569	$537

Wireline services:
Average number of units	94	104	98	107
Number of jobs	2,077	2,684	6,697	8,536
Average revenue per job	$21,124	$19,618	$20,477	$20,079

Coiled tubing services:
Average number of units	9	11	9	13
Revenue days	339	362	997	1,126
Average revenue per day	$36,714	$34,785	$38,226	$33,654
Our well servicing business experienced increases in demand during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, as the number of completed wells increased during the recovery of our industry, resulting in a larger inventory of producing wells that now require ongoing maintenance. Our well servicing rig hours increased by 18% in each period, while revenues per hour increased by 5% and 6% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018.
Our wireline services business segment experienced decreases of 23% and 22% in the number of jobs completed during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, respectively, while average revenues per job increased 8% and 2%, respectively. These decreases in activity were primarily a result of decreased demand for completion-related activity during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, when we experienced higher demand for services to complete both newly drilled wells and the remaining inventory of wells which had been drilled in prior periods but were not yet completed.
Our coiled tubing services business experienced decreases of 6% and 11% in revenue days for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018, while average revenue per day increased 6% and 14%. A recent influx of coiled tubing equipment has led to excess capacity and increased competition in the South Texas and Rocky Mountain regions, while certain seasonal factors surrounding wildlife migration during the second quarter caused an interruption to the operations in affected areas of the Rocky Mountains. The increases in average revenue per day were primarily due to a larger proportion of the work performed with larger diameter coiled tubing units, including the addition of two new large-diameter coiled tubing units which were placed in service in July and December 2018. Large-diameter coiled tubing units typically earn higher revenue rates as compared to smaller diameter coiled tubing units.
Depreciation expense — Our depreciation expense decreased by $0.6 million and $2.1 million for the three and nine months ended September 30, 2019, respectively, primarily in our wireline and coiled tubing segments, which currently operate with an overall smaller fleet as compared to the corresponding periods in 2018.
Impairment — During the nine months ended September 30, 2019 and 2018, we recognized impairment charges of $1.4 million and $2.6 million, respectively, to reduce the carrying values of certain assets which were classified as held for sale, to their estimated fair values based on expected sale prices. For more detail, see Note 4, Property and Equipment, of the

Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Interest expense — Our interest expense increased by $1.0 million during the nine months ended September 30, 2019, as compared to the corresponding period in 2018, primarily due to an increase in the LIBOR interest rate applicable to our Term Loan. For more detail see, Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Income tax expense — Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including valuation allowances, impact of permanent items and the mix of profit and loss between federal, state and international taxing jurisdictions.
General and administrative expense — Our general and administrative expense increased by $16.4 million and $10.2 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018, primarily due to a net increase in incentive compensation of $9.7 million and $9.1 million, respectively, associated with retention and incentive compensation awards granted in the third quarter of 2019, concurrent with the termination of the previous annual and long-term cash incentive awards. The change in the fair value of our phantom stock unit awards also impacted our general and administrative expense, which resulted in an increase of $3.6 million during the three months ended September 30, 2019 and a decrease of $2.9 million during the nine months ended September 30, 2019, as compared to the corresponding periods in 2018, respectively. Various other expenses contributed to the overall increase in expenses during these periods, including an increase in professional fees of $1.5 million and $2.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding period in 2018, as well as an increase in rent expense associated with the termination of several leases for locations closed during the third quarter.
Loss (gain) on dispositions of property and equipment, net — During the nine months ended September 30, 2019, we recognized a net gain of $2.2 million on the disposition of drill pipe and various other property and equipment, including some assets which were previously held for sale, as well as insurance proceeds received for damaged equipment. During the nine months ended September 30, 2018, we recognized a net gain of $2.9 million on the disposition of various property and equipment, including the sale of five coiled tubing units, twelve wireline units, and one drilling rig, which was previously held for sale.
Other expense (income) — The decrease in our other expense (income) is primarily related to net foreign currency losses recognized for our Colombian operations during the three and nine months ended September 30, 2019, as compared to net foreign currency gains during the corresponding periods in 2018.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Except for those related to the adoption of ASC Topic 842 discussed below, as of September 30, 2019, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2018.
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
Accounting estimates — Material estimates that are particularly susceptible to significant changes in the near term relate to our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contacts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance and our estimate of compensation-related accruals.

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

•
In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. Due to lower than anticipated operating results and a decline in our projected cash flows for the coiled tubing reporting unit, we performed an impairment analysis of this reporting unit at September 30, 2019. As a result of this analysis, we concluded that this reporting unit was not at risk of impairment because the estimated fair value of the reporting unit’s assets was in excess of the carrying value. The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analysis are reasonable, different assumptions and estimates could materially impact the analysis and resulting conclusions. The most significant inputs used in our impairment analysis include the projected utilization and pricing of our services, as well as the estimated proceeds upon any future sale or disposal of the assets, all of which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. If commodity prices decrease or remain at current levels for an extended period of time, or if the demand for any of our services decreases below what we are currently projecting, our estimated cash flows may decrease and our estimates of the fair value of certain assets may decrease as well. If any of the foregoing were to occur, we could incur impairment charges on the related assets. For more information, see Note 4, Property and Equipment, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
As of September 30, 2019, we had $101.3 million and $6.9 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As result, as of September 30, 2019, we had a valuation allowance of $69.7 million that offsets a portion of our domestic and foreign net deferred tax assets. Since 2017, market conditions and operating results for our Colombian operations have improved, and if they continue to improve, then we may determine that there is sufficient evidence that future taxable income will be generated to utilize our foreign deferred tax assets which would result in the reversal of a portion of the valuation allowance relating to our foreign deferred tax assets. For more information, see Note 5, Valuation Allowances on Deferred Tax Assets, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
We use a combination of self-insurance and third-party insurance for various types of coverage. We have stop-loss coverage of $200,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance, as well as an additional annual aggregate deductible of

$250,000 under our general liability insurance. At September 30, 2019, our accrued insurance premiums and deductibles include approximately $1.1 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $3.6 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing.

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
Recent Developments
On October 19, 2019, the Colombian Constitutional Court declared Colombia’s 2018 Tax Reform unconstitutional due to procedural flaws in the approval process, however, the decision is not effective until January 1, 2020. The Colombian government is currently working to reenact the tax reform through the correct procedure, to take effect on January 1, 2020. If a new tax reform package is not agreed to by that time, the tax regime prior to 2018 will be in effect as of January 1, 2020, in which case we would account for any potential changes in the fourth quarter of 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable rate debt and (ii) foreign currency exchange rate risk associated with our Colombian operations.
Interest Rate Risk — We are exposed to interest rate market risk on our variable rate debt. We do not use financial instruments for trading or other speculative purposes. As of September 30, 2019, the principal amount under our Term Loan was $175 million, which is our only variable rate debt with an outstanding balance. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $1.3 million during the nine months ended September 30, 2019. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2019.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian Pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in net foreign currency losses of $0.5 million for the nine months ended September 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We did not make any unregistered sales of equity securities during the quarter ended September 30, 2019. We did not repurchase any common shares during the quarter ended September 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this report:

Exhibit Number		Description

3.1*	-	Restated Articles of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated May 22, 2017 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated July 2, 2019 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Form of Certificate representing Common Stock of Pioneer Energy Services Corp. (Form 10-Q dated August 7, 2012 (File No. 1-8182, Exhibit 4.1)).

4.2*	-
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

10.1+*	-	Form of Retention Bonus Agreement (Form 8-K dated September 13, 2019 (File No. 1-8182, Exhibit 10.1)).

10.2+*	-	Pioneer Energy Services Corp. 2019 Employee Incentive Plan (Form 8-K dated September 13, 2019 (File No. 1-8182, Exhibit 10.2)).

10.3+*	-	Form of Bonus Award Letter (2019 Employee Incentive Plan) (Form 8-K dated September 13, 2019, (File No. 1-8182, Exhibit 10.3)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Schema Document

101.CAL	-	XBRL Calculation Linkbase Document

101.LAB	-	XBRL Label Linkbase Document

101.PRE	-	XBRL Presentation Linkbase Document

101.DEF	-	XBRL Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: October 31, 2019