Form 10-K/A
period 2019-12-31
PIONEER ENERGY SERVICES CORP
filed 2020-04-28
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of March 31, 2020, there were 79,579,571 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Pioneer Energy Services Corp. ("Pioneer," "Company," "we," "us," and "our") for the year ended December 31, 2019 that was originally filed with the U.S. Securities and Exchange Commission ("SEC") on March 6, 2020 (the "Original Filing"). The purpose of this Amendment is to (i) supplement the risk factors set forth in Item 1A of Part I of the Original Filing and (ii) provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. The supplemental risk factors set forth in this Amendment should be read in conjunction with the other risk factors set forth in the Original Filing, and Part III of the Original Filing is hereby amended and restated in its entirety. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except as described above, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.
As previously disclosed, on March 1, 2020, Pioneer and certain of its affiliates (together with Pioneer, the "Pioneer RSA Parties"), filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Chapter 11 proceedings are being jointly administered under the caption In re Pioneer Energy Services Corp. et al (the "Chapter 11 Cases").
For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with the Chapter 11 Cases as described in "Item 1A. Risk Factors" in Part I of the Original Filing and this Amendment. As a result of these risks and uncertainties, our assets, liabilities, shareholders' equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties, and capital plans included in the Original Filing may not accurately reflect our operations, properties, and capital plans following the Chapter 11 Cases.

PART I

ITEM 1A.	RISK FACTORS
Except as discussed below, there has been no material change in our risk factors as previously disclosed in Item 1A – “Risk Factors” of the Original Filing. The risk factors set forth in this Amendment should be read in conjunction with the other risk factors set forth in the Original Filing.
The following two risk factors in Part I, Item 1A of the Original Filing are amended and restated in their entirety as follows:

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
Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Oil and gas prices have been volatile historically and, we believe, will likely continue in the future. Oil prices have experienced declines in March 2020 and could decline further. Worldwide political, economic, and military events, as well as natural disasters and pandemics (including the recent coronavirus (COVID-19) outbreak), have contributed to oil and gas price volatility historically, and are likely to continue to do so in the future. Many factors beyond our control affect oil and gas prices, including:

•	the worldwide supply and demand for oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the levels of oil and gas storage;

•	the ability of oil and gas exploration and production companies to raise capital;

•	economic conditions in the United States and elsewhere;

•	actions by the Organization of Petroleum Exporting Countries (OPEC) and Russia;

•	political instability in oil and gas producing regions;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	weather conditions in the United States and elsewhere;

•	the pace adopted by foreign governments for the exploration, development and production of their national reserves, or their investments in oil and gas reserves located in other countries; and

•	the price of foreign imports of oil and gas.
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
In late 2014, oil prices worldwide began to drop significantly and as a result, our clients significantly reduced both their operating and capital expenditures during 2015 and 2016, which adversely affected our business. In 2017 and 2018, our clients modestly increased their spending as compared to 2016 levels, and our business trended upward as a result. However, in late 2018, oil prices again began to decline and despite some improvement in early 2019, have since languished without significant improvement in 2019 and early 2020.
Since January 2020, the coronavirus (COVID-19) outbreak and fear of further spread of the coronavirus have caused disruptions in international economies and international financial and oil markets, including a decline in the price of oil. The economic downturn caused by the coronavirus outbreak has weakened demand for oil, and after OPEC and a group of oil producing nations led by Russia failed on March 6, 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil trading prices. Following these developments, WTI crude oil prices fell to $20 per barrel at the end of March 2020. We cannot anticipate whether or when this dispute will be resolved and production returned to normalized levels. The coronavirus and responses of oil producers to the lower demand for oil and lower oil prices are rapidly evolving situations. Oil and gas exploration and production companies have announced reductions to previously planned capital spending programs for 2020, thereby reducing demand for our services. Sustained low or worsening oil prices could have an adverse effect on our financial condition, results of operations, and cash flow.
Additionally, because our business depends on the level of spending by our clients, we are also affected by our clients’ ability to access the capital markets. After several consecutive years without significant improvement in commodity prices, many exploration and production companies have limited their spending to a level which can be supported by net operating cash flows alone, as access to the capital markets through debt or equity financings has become more challenging in our industry. This challenge has increased recently due to the major stock market and bond market indices experiencing substantial declines, with such declines intensifying, and elevated levels of volatility, in 2020.
If the reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, continues or worsens, it could adversely affect us further by negatively impacting:

•	our revenues, cash flows and profitability;

•	the fair market value of our drilling and production services fleets;

•	our ability to maintain or increase its borrowing capacity;

•	our ability to obtain additional capital to finance our business or make acquisitions, and the cost of that capital;

•	the collectability of our receivables;

•	our ability to adequately maintain our equipment, or bring it back into service; and

•	our ability to retain skilled operations personnel.
The following risk factor supplements those above and those set forth in the Original Filing.

•	The rapid spread of a contagious illness, including the recent spread of COVID-19, or fear of such an event, could adversely affect our business, operations, and financial condition.
Our business could be adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19). Since January 2020, the coronavirus outbreak and fear of further spread of the coronavirus have caused significant disruptions in international economies and international financial and oil markets, including a substantial decline in the price of oil. Our customers responded to the outbreak by announcing reductions to their capital programs, resulting in a reduction in demand for our services.
As the coronavirus outbreak is still evolving, much of its international and domestic impact remains unknown. The coronavirus outbreak has led to quarantines of entire countries and smaller localities, cancellation of events and travel, prohibitions on entry imposed by many countries, government-mandated and voluntary business and school shutdowns, supply chain interruptions, and overall economic and financial market instability. Further spread of the coronavirus could cause additional quarantines, reduction in business activity, labor shortages and other operational disruptions. Any quarantine of personnel, travel restrictions, supply chain disruptions or inability to access our offices or operating equipment could adversely affect our operations. Our financial position, results of operations, or cash flows may be adversely affected by public health threats and actions taken by governments, businesses, and individuals to combat such threats, and the resultant direct and indirect effects.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Under the Plan, the composition of our board of directors will change substantially. Pursuant to the Plan, our new board of directors will be appointed by the required consenting noteholders under the Restructuring Support Agreement in consultation with our management, and the number of directors will also be determined by the required consenting noteholders. Our Chief Executive Officer will be a member of our new board of directors. The following information provides information regarding the Company's Board of Directors as of April 28, 2020.
Our Board consists of six directors. The Board has determined that all of the directors are independent directors, as defined by the rules of the NYSE, other than Mr. Locke who, as our President and Chief Executive Officer, is an employee of Pioneer. There are no family relationships of first cousin or closer among our directors or officers by blood, marriage or adoption.
The following sets forth information as of April 28, 2020, concerning each director:

Name	Age	Position with Pioneer	Director Since
Dean A. Burkhardt	69	Independent Director and Chairman	2001
Wm. Stacy Locke	64	President, Chief Executive Officer and Director	1995
Tamara Morytko	48	Independent Director	2019
J. Michael Rauh	70	Independent Director	2008
C. John Thompson	67	Independent Director	2001
Scott D. Urban	66	Independent Director	2008
Dean A. Burkhardt, Chairman
Dean A. Burkhardt has served as one of our directors since October 2001 and as Chairman of the Board since May 2008. He has been active in the energy industry for 40 years. Mr. Burkhardt has consulted with the energy services industry since 1997, with a focus on oil and gas projects in emerging markets, workover services, fuel cells and engineering and quality management services. He was co-founder, President and CEO of Applied Petroleum Software, a provider of production engineering software for optimizing oil and gas well completions (1983-1985); President and CEO of Seismic Products, a provider of seismic cable (1982), Cliff Mock, Inc., a provider of oilfield valves (1982) and Tescorp Energy Services, a provider of coiled tubing, hydraulics and fishing and rental tools (1981-1982) as well as President and COO of Tescorp, Inc. (1982). He was a co-founder (1979), Executive Vice President of Sales and Operations (1979-1981) and a director (1979-1989) of Cheyenne Services, Inc., a provider of oilfield tubular makeup, tubular inspection and third party quality assurance services. Mr. Burkhardt is also a cattle and horse rancher and served on the Executive Committee and Finance Committee of the Board of Directors of Inprint, a non-profit literary organization supporting the creative writing program at the University of Houston, and in the past, served as the Treasurer and chair of its Finance Committee. Mr. Burkhardt also served in the past as a director of Good Neighbor Healthcare Center, a non-profit corporation, and as a member of the Executive Committee of the Board of Directors of the American Brahman Breeders Association.
Having served on the Company’s Board for over 15 years, Mr. Burkhardt is very knowledgeable about the Company’s business and the important issues that it faces. In addition to serving as Chairman of the Board and the Nominating and Governance Committee, he is currently a member of the Audit Committee and qualifies as an “audit committee financial expert.” He has also previously chaired the Company’s Audit and Compensation Committees. Mr. Burkhardt’s extensive service in the energy services industry enables him to advise and consult with the Board on the many issues that the Company faces, including oil and gas projects in emerging markets, workover services, fuel cells and engineering and quality management services. Mr. Burkhardt holds a Master’s Degree in international management from the American Graduate School of International Management, where his studies emphasized international marketing, accounting and Mandarin Chinese. He has obtained certificates as a Board Leadership Fellow and a Board Governance Fellow from the National Association of Corporate Directors (NACD) and regularly attends continuing education seminars by the NACD and other professional organizations covering a variety of accounting and financial, information technology, and cyber security matters. Mr. Burkhardt has also participated as a panelist at a cyber security conference. Attending and speaking at these seminars helps him provide guidance to the Board related to the Company’s international development, accounting-related matters and cyber security advancements.
Wm. Stacy Locke
Wm. Stacy Locke has served as one of our directors as well as President of the Company since May 1995, when he joined Pioneer. In December 2003, Mr. Locke was appointed Chief Executive Officer. In addition to his continuous role as President, Mr. Locke has also served as our Chief Financial Officer and Chief Operating Officer. Prior to joining Pioneer, Mr. Locke was in investment banking with Arneson, Kercheville, Ehrenberg & Associates from 1993 to 1995 and Chemical Banking Corporation from 1988 to 1992. Mr. Locke worked for Tesoro Petroleum Corporation, Valero Energy Corporation and Huffco Petroleum Corporation as a geologist from 1979 to 1986. Mr. Locke received a Bachelor’s Degree in geology from the University of California Santa Barbara and a Master of Business Administration Degree from Southern Methodist University. Mr. Locke has obtained a certificate as a Board Governance Fellow from the National Association of Corporate Directors (NACD). Mr. Locke also currently serves as a board member of the nonprofit organization, Good Samaritan Community Services, and in the past, served as a board member of the privately-held Omni Water Solutions, Inc. and the nonprofit organization, Any Baby Can.
Mr. Locke’s over 20 years of experience at Pioneer, including his service as Chief Executive Officer for over 15 years, gives him unique knowledge of the opportunities and challenges associated with our business. Mr. Locke’s familiarity with all aspects of Pioneer’s business and his historical understanding of its operations, combined with his understanding of the oil and gas industry, geology and investment banking makes him uniquely qualified to advise the Board of Directors and to lead Pioneer as Chief Executive Officer.
Tamara Morytko
Tamara Morytko was appointed as one of our directors effective July 1, 2019. Ms. Morytko brings significant and varied executive leadership experience to Pioneer, after having served in the oilfield services and aerospace industries and currently serving in the materials manufacturing sector. Ms. Morytko has served as the Chief Operating Officer and Senior Vice President of Administration of Norsk Titanium, a 3D-material printing company, since February 2018. Prior to Norsk, Ms. Morytko held various executive leadership roles at Baker Hughes Incorporated ("Baker Hughes") from 2010 to 2017. At Baker Hughes, Ms. Morytko had full profit and loss responsibility for Baker Hughes' Asia Pacific Operations spanning China, Southeast Asia, Indonesia and Australasia from 2016 to 2017 as well as North America Operations - South earlier in her tenure. Prior to these roles, Ms. Morytko held various other senior commercial and operational leadership roles at Baker Hughes as well as at Pratt & Whitney, a United Technologies Company. Ms. Morytko began her career as an auditor with Arthur Andersen. Ms. Morytko earned a Bachelor of Science Degree in accounting and a Master of Business Administration Degree from Purdue University. Through her corporate affiliations, Ms. Morytko has also completed the Darden School of Management Executive Leadership Program and the Duke University Executive Leadership Program. Ms. Morytko also currently serves on the board of directors of The Crosby Group.
Ms. Morytko's significant experience in several senior leadership positions at multiple world class industrial companies, as well as her previous service as an auditor with an international public accounting firm, uniquely positions her to advise and consult with the Board on operational and financial matters. Ms. Morytko also serves as a member of the Audit Committee and qualifies as an "audit committee financial expert."
J. Michael Rauh
J. Michael Rauh has served as one of our directors since October 2008. Mr. Rauh served in various financial capacities including Vice President and Controller and Vice President and Treasurer during his career at Kerr-McGee Corporation from 1981 until his retirement in 2006. Prior to joining Kerr-McGee, Mr. Rauh was an auditor with Arthur Young & Company, which merged with Ernst & Whinney in 1989 to form Ernst & Young. He received a Master’s Degree in accounting from Oklahoma State University and a Bachelor’s Degree in accounting and economics from Northwestern Oklahoma State University. Mr. Rauh has obtained a certificate as a Board Leadership Fellow from the National Association of Corporate Directors (NACD).
Mr. Rauh’s expertise in a variety of financial and accounting matters, experience in Sarbanes-Oxley 404 compliance and service with a global oil and gas business make him a valuable member of the Board and enhances the value of his service as a member of the Audit Committee, where he also qualifies as an “audit committee financial expert.” Mr. Rauh’s Bachelor’s and Master’s Degrees in accounting enable him to advise the Board on accounting-related matters. Mr. Rauh’s experience at a diversified global oil and gas company, with a range of operations including oil and gas exploration and production, refining and marketing, offshore contract drilling, chemical manufacturing and marketing, coal mining, and uranium mining, processing and marketing, provides him with insights relating to many of the same issues we face in our business, including capital markets, operational, regulatory, industry, technological, and financial. Mr. Rauh’s significant experience in several senior financial positions at Kerr-McGee, as well as his previous service as an auditor with an international public accounting firm, provides a solid platform for him to advise and consult with the Board on financial and audit-related matters.
C. John Thompson
C. John Thompson has served as one of our directors since May 2001. Mr. Thompson currently serves as President and Chief Executive Officer of Ventana Capital Advisors, Inc., a capital advisory company he founded in June 2004. He also serves as an executive officer of Siempre Energy, LLC, a small, privately held company, which filed for Chapter 11 bankruptcy protection in November 2017 and then Chapter 7 bankruptcy in January 2020. Mr. Thompson has over 40 years of experience in the energy capital business. Mr. Thompson has worked as a business consultant, in the energy capital business with Enron, in the investment banking services business with a company he co-founded, Sagestone Capital Partners, and as the manager of the energy commercial banking business with InterFirst Bank in Houston.
Mr. Thompson brings an important institutional knowledge to the Board. His work as an executive in the oil and gas industry, and his experience in the energy capital business including more than ten years in energy commercial banking, provides him with insights relating to many of the same issues facing our business, including capital markets, operational, regulatory, industry, technological, and financial. Mr. Thompson also serves as a member of the Audit Committee and qualifies as an “audit committee financial expert.” Mr. Thompson holds a Bachelor’s Degree in business administration with a major in finance from Texas Tech University and a Master's Degree in business administration with an emphasis in finance and accounting from the University of Texas at Austin, which enables him to provide guidance to the Board on finance, accounting-related and capital structure matters. Mr. Thompson’s experience as founder of a capital advisory company and as a consultant provides the Board with a unique perspective into different industries and an understanding of various capital strategies.
Scott D. Urban
Scott D. Urban has served as one of our directors since October 2008. Mr. Urban is a partner in Edgewater Energy, a consulting and investment firm focused on the oil and gas exploration and production industry and assisting private equity firms with upstream investments. Mr. Urban served as Group Vice President - Upstream for BP PLC from 1999 to 2005 with responsibility for several profit centers including the North Sea, Alaska, North American Onshore, Egypt and Middle East. Prior to joining BP, Mr. Urban held a variety of management positions with Amoco Corporation, including Group Vice President - Worldwide Exploration and Upstream Business Unit Manager - China. Mr. Urban received a Master’s Degree in geology and a Bachelor’s Degree in earth science from Bowling Green State University. He attended the Stanford Executive Program which focuses on creating leaders in management through exposure to key performance practices. In 2018, Mr. Urban achieved the level of Board Leadership Fellow and Board Governance Fellow from the National Association of Corporate Directors (NACD). He currently serves on the board of directors of Edgewater Energy and Noble Energy, Inc. and has served as a board member of the UK Offshore Operators Association, the Business Council for International Understanding and the Netherlands Oil and Gas Exploration and Production Association.
Mr. Urban’s expertise as a consultant in the oil and gas exploration and production industry makes him a valuable member of the Board. Mr. Urban’s significant experience at multiple global oil and gas companies provides him with insights relating to many of the same issues we face in our business, including capital markets, operational, regulatory, industry, technological, and financial. Mr. Urban’s Master’s Degree in geology gives him a deep understanding of, and enables him to advise the Board on, many matters relating to oil and gas drilling. Additionally, as a member of the board of directors of Noble Energy, Inc. Mr. Urban has earned valuable experience in managing the issues that face a publicly held oil and gas company with international operations and allows him to share best practices with our Board.
Executive Officers
Certain information concerning our executive officers as of April 28, 2020 is set forth below:

Name	Age	Position with Pioneer
Wm. Stacy Locke	64	President, Chief Executive Officer and Director
Lorne E. Phillips	49	Executive Vice President and Chief Financial Officer
Carlos R. Peña	53	Executive Vice President and Chief Strategy Officer
Brian L. Tucker	46	Executive Vice President and Chief Operating Officer
Bryce T. Seki	43	Vice President, General Counsel, Secretary and Compliance Officer
Wm. Stacy Locke
Wm. Stacy Locke has served as one of our directors as well as President of the Company since May 1995, when he joined Pioneer. In December 2003, Mr. Locke was appointed Chief Executive Officer. In addition to his continuous role as President, Mr. Locke has also served as our Chief Financial Officer and Chief Operating Officer. Prior to joining Pioneer, Mr. Locke was in investment banking with Arneson, Kercheville, Ehrenberg & Associates from 1993 to 1995 and Chemical Banking Corporation from 1988 to 1992. Mr. Locke worked for Tesoro Petroleum Corporation, Valero Energy Corporation and Huffco Petroleum Corporation as a geologist from 1979 to 1986. Mr. Locke received a Bachelor’s Degree in geology from the University of California Santa Barbara and a Master of Business Administration Degree from Southern Methodist University. Mr. Locke has obtained a certificate as a Board Governance Fellow from the National Association of Corporate Directors (NACD). Mr. Locke also currently serves as a board member of the nonprofit organization, Good Samaritan Community Services, and in the past, served as a board member of the privately-held Omni Water Solutions, Inc. and the nonprofit organization, Any Baby Can.

Lorne E. Phillips
Lorne E. Phillips has served as our Executive Vice President and Chief Financial Officer since joining Pioneer in 2009. Prior to joining Pioneer, Mr. Phillips worked for 10 years at Cameron International Corporation, serving most recently as Vice President and Treasurer. Prior to that, he was General Manager of Cameron’s Canadian valves operations, Vice President of Marketing and M&A for the valves division, and Business Development Manager for Cameron. Before joining Cameron, he was a Financial Analyst for SCF Partners, a provider of equity capital to energy service and equipment companies, and for Simmons & Company International, an investment bank focused on the energy industry. Mr. Phillips received a Bachelor's Degree in economics from Rice University and a Master of Business Administration Degree from Harvard Business School. Currently, he serves on the board of directors of the nonprofit organization, Communities In Schools of San Antonio.
Carlos R. Peña
Carlos R. Peña joined Pioneer in 2008 as our Senior Vice President, General Counsel, Secretary and Compliance Officer. In 2016, Mr. Peña was promoted to President of our Production Services Business before assuming the role of President of Wireline and Coiled Tubing Services in 2018 and effective January 1, 2019, he became Chief Strategy Officer, having gained valuable experience with a variety of industry issues during his ten-year tenure here. Prior to joining Pioneer, Mr. Peña had been practicing law since 1992, with Fulbright & Jaworski L.L.P. (now known as Norton Rose Fulbright), Cox Smith Matthews Incorporated (now known as Dykema Cox Smith), Vinson & Elkins L.L.P., and AT&T, Inc. Mr. Peña received a Bachelor's Degree in economics from Princeton University, a Juris Doctor degree from the University of Texas School of Law, and completed the Harvard Business School Advanced Management Program in 2016.
Brian L. Tucker
Brian L. Tucker was appointed President of our Drilling Services Business in 2015 before assuming the role of President of Drilling and Well Servicing in 2018 and then Chief Operating Officer effective January 1, 2019. Since joining Pioneer in 2012, Mr. Tucker has served as our Senior Vice President over Appalachia, Utah and North Dakota drilling divisions. Prior to joining Pioneer, Mr. Tucker was a Vice President for Helmerich and Payne (H&P) managing the South Texas operations from 2010 to 2012. From 2004 to 2010, Mr. Tucker served as drilling engineer and operations manager for the Barnett Shale, South Texas and West Texas operations for H&P. Mr. Tucker served eight years as an officer in the U.S. Army, is a West Point graduate with a Bachelor of Science in systems engineering, and completed the Harvard Business School Advanced Management Program in 2014. He currently serves as a board member of Catholic Charities Archdiocese of San Antonio.
Bryce T. Seki
Bryce T. Seki joined Pioneer in 2011, first serving as Corporate Counsel and then Associate General Counsel before being promoted to Vice President, General Counsel, Secretary and Compliance Officer effective January 1, 2018. Prior to joining Pioneer, Mr. Seki was an associate attorney at Fulbright & Jaworski L.L.P. (now known as Norton Rose Fulbright). Mr. Seki received a Bachelor of Arts from the University of Notre Dame and a Juris Doctor degree from Notre Dame Law School. Currently, he serves on the board of directors of the nonprofit organization, Leukemia and Lymphoma Society of South Central Texas.
Director Independence
Even though our shares of common are no longer listed on the NYSE, our Board continues to refer to the director independence standards adopted by the NYSE, as well as the SEC's additional standards for audit committee members and compensation committee members, in making determinations of independence. Our Board has affirmatively determined that all of our current directors are independent under the applicable NYSE and SEC standards, other than Mr. Locke who, as our President and Chief Executive Officer, is an employee of Pioneer. There are no family relationships of first cousin or closer among our directors or officers by blood, marriage or adoption. Our Board also determined that all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee are independent under applicable NYSE and Exchange Act Rules for purposes of each committee on which they serve, including our Audit Committee and Compensation Committee.
Board Structure and Nominations Process
The Company, with the oversight of the Board of Directors and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards.
Independent Committees of the Board
We have three standing committees of the Board, comprised of non-employee directors: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee (collectively, the "Independent Committees"). Each

Independent Committee is currently comprised of five members of the Board: J. Michael Rauh (Audit Committee Chairman), Dean A. Burkhardt (Nominating and Corporate Governance Committee Chairman), Scott D. Urban (Compensation Committee Chairman), Tamara Morytko and C. John Thompson.
Each Independent Committee is governed by a written charter, which you may access and print from our website at www.pioneeres.com. The Board has reviewed the qualifications of the members of the Independent Committees and determined that, in addition to satisfying the NYSE corporate governance listing standards for independence, each member of the Independent Committees satisfies the independence requirements of the SEC, pursuant to Rule 10A-3 and Rule 10C-1under the Exchange Act. In addition, each member of the Audit Committee is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.
Director Nomination Policy
There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.
Legal Proceedings
Except as previously disclosed in the business experience of certain of our directors in the "Board of Directors" section of this Item 10, there have been no material legal proceedings requiring disclosure under the federal securities within the past ten years that are material to an evaluation of the ability or integrity of our directors or executive officers, except that, as previously disclosed, we voluntarily filed a petition under Chapter 11 of the Bankruptcy Code in March 2020.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that satisfies the SEC’s definition of a “Code of Ethics” and applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller. All of our corporate governance materials, including the Code of Business Conduct and Ethics, the Corporate Governance Guidelines, and our Board committee charters are posted on our website at www.pioneeres.com and are also available without charge upon request to our Corporate Secretary. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION
The following tables set forth information regarding the compensation awarded to, earned by, or paid to certain executive officers of the Company during the fiscal years ended December 31, 2019 and 2018. We are a "smaller reporting company" as such term is defined in the rules promulgated under the Securities Act and must comply with the executive compensation disclosure rules applicable to such "smaller reporting companies," which require compensation disclosure for our principal executive officer, our two other most highly-compensated executive officers who were serving as executive officers at the end of 2019, and, if applicable, up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the Company at the end of 2019. These officers are referred to herein as our "named executive officers."
Our named executive officers are Wm. Stacy Locke, our President and Chief Executive Officer, who is our principal executive officer, Lorne E. Phillips, our Executive Vice President and Chief Financial Officer, who is our principal financial officer, and Brian L. Tucker, our Executive Vice President and Chief Operating Officer. No additional individual terminated employment with us in 2019 whose compensation would have otherwise been disclosed but for the fact that the individual was not serving as one of our executive officers on December 31, 2019.
The information presented in this Item 11 reflects compensation for named executive officers for fiscal years 2019 and 2018. The impact of the Chapter 11 Cases is not reflected in any of the 2019 Summary Compensation Table, the 2019 Outstanding Equity Awards at Fiscal Year End table, and the Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End. As a result of the filing of our Chapter 11 Cases, our named executive officers may not be entitled to receive or retain any property or interest in property on account of any equity interests referenced in this Item 11, and we cannot predict at this time whether the named executive officers will receive any value for their time-based restricted stock units, time-based phantom stock units, performance-based phantom stock units, and any other equity holdings in the Company's common stock despite the values reflected in the compensation tables included in this Item 11.
2019 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards	Stock Awards(2)	Non-Equity Incentive Plan Compen- sation(3)	Nonqualified Deferred Compen-sation Earnings(4)	All Other Compen- sation(5)	Total
Wm. Stacy Locke, Director, President and Chief Executive Officer	2019	$798,943	$3,519,500	—	$1,551,881	$628,524	—	$12,974	$6,511,822
	2018	$745,000	$796,400	—	$2,374,666	$785,935	—	$12,910	$4,714,911
Lorne E. Phillips, Executive Vice President and Chief Financial Officer	2019	$414,615	$1,467,396	—	$616,263	$247,644	—	$11,432	$2,757,350
	2018	$395,000	$261,380	—	$654,073	$312,528	—	$11,432	$1,634,413
Brian L. Tucker, Executive Vice President and Chief Operating Officer	2019	$399,519	$1,330,117	—	$562,450	$210,214	—	$11,432	$2,513,732
	2018	$375,000	$214,083	—	$624,913	$296,704	—	$11,432	$1,522,132

(1)
For 2019, these amounts include: (i) $761,000, $230,833, and $208,867 for Messrs. Locke, Phillips, and Tucker, respectively, representing the aggregate of three installments of the vested portions of the long-term cash incentive awards granted during 2016, 2017 and 2018, which vest in three equal annual installments following the date of grant subject to the named executive officer's continued service through the vesting date; provided that in connection with the named executive officers' receipt of the one-time special incentive bonus in September 2019, the named executive officers forfeited their right to receive any further unvested installments of the long-term cash incentive awards granted under the Company's Amended and Restated 2007 Incentive Plan ("the 2007 Incentive Plan"), (ii) the one-time retention bonus of $1,200,000, $622,500, and $600,000 for Messrs. Locke, Phillips, and Tucker, respectively, granted in September 2019, and (iii) the one-time special incentive bonus of $1,558,500, $614,063, and $521,250 for Messrs. Locke, Phillips, and Tucker, respectively, granted in September 2019. Please see the section titled "Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End" for further information regarding the bonus awards we granted during 2019.

For 2018, these amounts include the aggregate of three installments of the vested portions of the long-term cash incentive awards granted during 2015, 2016, and 2017 under our 2007 Incentive Plan, which long-term cash incentive awards vest in three equal annual installments following the date of grant subject to the named executive officer's continued service through the vesting date.

(2)
For 2019, these amounts reflect the aggregate grant date fair value of the (i) time-based restricted stock units (RSUs) of $343,566, $136,432, and $188,988 for Messrs. Locke, Phillips, and Tucker, respectively, (ii) time-based phantom stock units (PhSUs) of $291,682, $115,831, and $90,151 for Messrs. Locke, Phillips, and Tucker, respectively, and (iii) performance-based PhSUs of $916,633, $364,000, and $283,311 for Messrs. Locke, Phillips, and Tucker, respectively, each of which were granted under our 2007 Incentive Plan during 2019 to the respective named executive officers. Please see the section titled "Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End" for further information regarding the stock awards we granted in 2019.

For 2018, these amounts reflect the aggregate grant date fair value of the (i) time-based RSUs of $1,022,283, $281,577, and $269,023 for Messrs. Locke, Phillips, and Tucker, respectively, and (ii) performance-based PhSUs of $1,352,383, $372,496, and $355,890 for Messrs. Locke, Phillips, and Tucker, respectively, each of which were granted under our 2007 Incentive Plan during 2018 to the respective named executive officers.
The grant date fair values of the performance-based PhSUs are based on the target performance level, and are consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC Topic 718, Stock Compensation. For a discussion of the valuation assumptions, see Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2019.
The aggregate grant date fair value of the performance-based PhSUs granted in the respective years, assuming the highest level of performance conditions will be achieved, would be as follows:

	Performance-Based PhSUs
Name	2019	2018
Wm. Stacy Locke	$1,551,881	$2,374,666
Lorne E. Phillips	$616,263	$654,073
Brian L. Tucker	$562,450	$624,913

(3)
The amounts reported for 2019 reflect the quarterly cash incentive award earned under the Continuing Incentive Plan in the fourth quarter of 2019 but paid in 2020. Please see the section titled "Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End" for further information regarding the cash incentive awards we granted during 2019. The amounts reported for 2018 reflect the annual cash incentive awards earned under our 2007 Incentive Plan in 2018 but paid in 2019.

(4)	Earnings on nonqualified deferred compensation are not included as they are not above-market or preferential earnings.

(5)	The amounts shown in the “All Other Compensation” column for 2019 are presented in the table below. All of the amounts reflected in the below table were valued based on the Company's direct costs.

Name	401K Matching Contributions	Life Insurance Premiums	Petroleum Club Dues	Total
Wm. Stacy Locke	$10,600	$832	$1,542	$12,974
Lorne E. Phillips	$10,600	$832	—	$11,432
Brian L. Tucker	$10,600	$832	—	$11,432

2019 Outstanding Equity Awards at Fiscal Year End
The following table provides information concerning outstanding equity awards held by the named executive officers as of December 31, 2019.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(8) ($)	Equity Incentive Plan Awards:
Name									Number of Unearned Shares or Units That Have Not Vested (#)		Market or Payout Value of Unearned Shares or Units That Have Not Vested(8) ($)
Wm. Stacy Locke	181,800	—		$8.86	2/1/2020	—		—	—		—
	155,919	—		$9.01	2/1/2021	—		—	—		—
	191,697	—		$8.92	1/30/2022	—		—	—		—
	92,796	—		$7.58	1/31/2023	—		—	—		—
	86,615	—		$8.44	1/30/2024	159,040	(2)	$4,771	—		—
	135,240	—		$4.10	1/29/2025	177,019	(3)	$5,311	—		—
	368,240	—		$1.31	1/28/2026	248,961	(4)	$7,469	442,547	(5)	$13,276
	89,307	44,653	(1)	$6.40	1/26/2027	248,961	(6)	$7,469	829,870	(7)	$24,896
Lorne E. Phillips	75,400	—		$8.86	2/1/2020	—		—	—		—
	64,665	—		$9.01	2/1/2021	—		—	—		—
	54,152	—		$8.92	1/30/2022	—		—	—		—
	26,862	—		$7.58	1/31/2023	—		—	—		—
	29,106	—		$8.44	1/30/2024	43,806	(2)	$1,314	—		—
	49,728	—		$4.10	1/29/2025	48,758	(3)	$1,463	—		—
	128,755	—		$1.31	1/28/2026	98,864	(4)	$2,966	121,894	(5)	$3,657
	24,599	12,299	(1)	$6.40	1/26/2027	98,864	(6)	$2,966	329,545	(7)	$9,886
Brian L. Tucker	55,000	—		$7.02	6/4/2022	—		—	—		—
	11,623	—		$7.58	1/31/2023	—		—	—		—
	10,177	—		$8.44	1/30/2024	41,852	(2)	$1,256	—		—
	33,130	—		$4.10	1/29/2025	46,584	(3)	$1,398	—		—
	107,983	—		$1.31	1/28/2026	136,948	(4)	$4,108	116,460	(5)	$3,494
	23,502	11,751	(1)	$6.40	1/26/2027	76,948	(6)	$2,308	256,494	(7)	$7,695

(1)	The indicated options vested on January 26, 2020.

(2)
The amounts shown reflect the actual number of restricted shares each named executive officer earned under his respective 2017 performance-based RSU award, which are scheduled to vest on April 30, 2020.

(3)
The amounts shown reflect the number of restricted stock units each named executive officer was granted under his respective 2018 time-based RSU award, of which half vested on January 25, 2020 and the remaining half will vest on January 25, 2021.

(4)
The amounts shown reflect the number of restricted stock units each named executive officer was granted under his respective 2019 time-based RSU award, of which one-third vested on January 24, 2020, and installments of one-third each are scheduled to vest on January 24, 2021 and 2022.

(5)
The amounts shown reflect the target number of phantom stock units each named executive officer could earn under his respective 2018 performance-based phantom stock unit award, which are scheduled to vest on April 30, 2021.

(6)
The amounts shown reflect the number of phantom stock units each named executive officer could earn under his respective 2019 time-based phantom stock unit award, of which one-third vested on January 24, 2020, and installments of one-third each are scheduled to vest on January 24, 2021 and January 24, 2022.

(7)
The amounts shown reflect the target number of phantom stock units each named executive officer could earn under his respective 2019 performance-based phantom stock unit award, which are scheduled to vest on April 30, 2022.

(8)	The market value of the awards is based on the closing price of our common stock on December 31, 2019 of $0.03 per share.
Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End
In connection with our evaluation of strategic alternatives during 2019, our Board, in consultation with our outside compensation consultants, reviewed our incentive plans to determine whether they continue to fulfill their purpose of retaining key employees, incentivizing key employees to perform at a high level and aligning the interests of key employees with shareholders. After reviewing these plans, our Board determined that it was in the best interests of the Company and its shareholders to restructure the incentive plans to retain key employees and encourage them to devote their best efforts to the Company. Accordingly, on September 10, 2019, the Compensation Committee recommended, and the Board approved: (a) the termination of the 2019 annual cash incentive program previously approved on January 24, 2019 and the temporary discontinuation of equity incentive grants; (b) retention bonus agreements (the “Retention Bonus Agreements”) with certain key employees, including our named executive officers; (c) the payment of a one-time special incentive bonus to certain key employees, including our named executive officers; and (d) the adoption of a new cash-based incentive program (the "Continuing Incentive Plan") and the award of incentive bonuses thereunder to certain key employees, including our named executive officers.
Retention Bonuses
The Retention Bonus Agreements provided for a one-time lump sum cash payment in the amount of 150% of the named executive officer’s annualized base salary payable upon the named executive officer's execution of the Retention Bonus Agreement. Each Retention Bonus Agreement included a general release of claims in favor of the Company and its affiliates as a condition to payment of the retention bonus and a requirement that the named executive officer comply with certain restrictive covenants, including a one-year non-competition covenant (which ceases to apply if the named executive officer is terminated without cause or resigns for good reason), a one-year non-solicitation covenant, and a non-disparagement covenant.
If the named executive officer's employment is terminated by the Company for “cause” or he resigns without “good reason” (as each such terms are defined in the Retention Bonus Agreement), in either case, before the first anniversary of the retention bonus award, the named executive officer would be required to repay the full amount of his respective retention bonus (less amounts withheld for taxes); provided, however, that upon the occurrence of a “change in control” (as defined in our 2007 Incentive Plan), the Retention Bonus Agreements will terminate and the named executive officers will not be required to repay his respective retention bonus.
Special Incentive Bonuses
Based on the implementation of the Continuing Incentive Plan (described below), the Board terminated the Company’s annual cash incentive program under our 2007 Incentive Plan and has temporarily discontinued the granting of long-term incentive awards under our 2007 Incentive Plan. In light of these changes and to provide a replacement for the Company’s 2019 incentive compensation opportunities for the first three quarters of 2019, the Board approved the lump sum cash payment of a one-time special incentive bonus to certain key employees, including each of our executive officers. The special incentive bonus was payable to the named executive officers upon their execution of the bonus award letter. As a condition to receiving the special incentive bonus, each recipient agreed to forfeit his or her outstanding long-term cash incentive awards previously granted under our 2007 Incentive Plan.
If, prior to April 1, 2020, any named executive officer voluntarily resigned or was terminated by the Company for "cause" (as defined in the Continuing Incentive Plan), in either case, such named executive officer would be required to repay to the Company 100% of his special incentive bonus less the amount of any applicable withholdings and deductions.
Continuing Incentive Plan
The Continuing Incentive Plan became effective on October 1, 2019, and has a term continuing until December 31, 2020, unless earlier terminated or extended by the Compensation Committee. The Continuing Incentive Plan provides the opportunity for each participant, including the named executive officers, to earn a cash bonus for each calendar quarter (a “Quarterly Performance Bonus”) during the term of the plan (each such quarter, a “Performance Period”) ranging from 0% to 150% of such participant’s “target bonus amount” (the “Target Bonus Amount”).
The named executive officer’s Target Bonus Amount for each Performance Period is expressed as a percentage of the base salary earned by the named executive officer during the respective Performance Period, as follows:

Name	Target Bonus Amount (as % of Performance Period base salary)
Wm. Stacy Locke	260%
Lorne E. Phillips	197%
Brian L. Tucker	174%

The amount of the Quarterly Performance Bonus earned by the named executive officer with respect to a Performance Period is determined based on the weighted actual achievement of the performance goals established for such Performance Period (the “Performance Goals”). The named executive officers' Performance Goals and the weighting for each Performance Goal for the fourth quarter of 2019 were as follows:

	Award Opportunity (as % of Target Bonus Award)			Actual Achievement(3)
Performance Goals	Threshold(1)	Target	Maximum(2)
Adjusted EBITDA	40%	80%	120%	120%
Safety Record	10%	20%	30%	—%

(1)	Represents 50% of the target opportunity level for the named executive officer.

(2)	Represents 150% of the target opportunity level for the named executive officer.

(3)	Actual achievement (as % of Target Bonus Award) was determined based on the Company's actual performance with respect to the Performance Goals, as presented in the below table.
The performance levels and actual achievement for each of the Performance Goals for the fourth quarter of 2019 were as follows:

	Performance Levels
Performance Goals	Threshold(2)	Target	Above Expectation(2)	Actual Performance(3)
Adjusted EBITDA*(1)	$5,327	$8,879	$12,431	$15,444
Safety Record (Recordable Incident Rate)	1.4	1.0	0.6	1.5

*	In Thousands

(1)
“Adjusted EBITDA” as defined for the calculation of the performance achieved under the 2019 annual cash incentive award was defined as the Company’s 2019 earnings before interest, income taxes, depreciation, amortization, impairments and certain costs associated with the Chapter 11 Cases.

(2)	The above expectation performance level represents a 40% better-than-target result, while the threshold performance level represents a 40% worse-than-target result.

(3)	If the Company’s performance falls between the threshold, target or above expectation performance levels, the award opportunity is linearly interpolated to determine the actual performance level.
On April 22, 2020, the Compensation Committee suspended the Continuing Incentive Plan effective immediately and determined that no bonuses were payable thereunder in respect of the first quarter of 2020.
Equity Awards
On January 24, 2019, the Compensation Committee approved the following equity awards to the named executive officers:

•
Time-Based RSU Awards. These RSU awards were granted under our 2007 Incentive Plan and vest in three equal annual installments from the date of grant, subject to the continued service of the respective executive officer. Mr. Tucker was granted 60,000 time-based RSUs in association with his promotion to Chief Operating Officer.

•
Time-Based Phantom Stock Unit Awards. These phantom stock unit awards were granted under our 2007 Incentive Plan and vest in three equal annual installments from the date of grant, subject to the named executive officer's continued service. Upon vesting, each phantom stock unit will entitle the named executive officer to either one share of common stock or a cash payment equal to the average stock price of our common stock during the last 14 trading days in December of the immediately preceding calendar year, subject to a maximum of three times the stock price on the date of grant. The Company expects to settle these phantom stock unit awards in cash when they vest.

•
Performance-Based Phantom Stock Unit Awards. These phantom stock unit awards were granted under our 2007 Incentive Plan and will cliff vest in April 2022 following a three-year performance period (January 1, 2019 to December 31, 2021). The target number of performance-based phantom stock units awarded to Messrs. Locke, Phillips and Tucker were 829,870, 329,545 and 256,494, respectively, for which the actual number of phantom stock units that each named executive officer may earn at the end of the three-year performance period will (i) range from zero to 200% of his respective target amount and (ii) be based on a weighted average of our relative performance versus a defined group of 14 peer companies (the “Performance Peer Group”) in each of the equally weighted metrics, Total Shareholder Return (“TSR”) and EBITDA return on capital employed (“EBITDA ROCE”).

The Performance Peer Group consists of Nabors Industries Ltd., Helmerich & Payne, Inc., Patterson-UTI Energy, RPC, Inc., NexTier Oilfield Services, Superior Energy Services, Key Energy Services, Basic Energy Services, Precision Drilling Corporation, Oil States International, Newpark Resources, Inc., TETRA Technologies, Inc., Mammoth Energy Services, and Independence Drilling S.A.

Our performance over the three-year performance period in each of the two weighted performance measures (i.e., TSR and EBITDA ROCE) will be compared to the relative performance of the Performance Peer Group, and the applicable earned percentage (i.e., 0% to 200%) will be assigned to each such performance measure, as presented in the following table:

Our performance relative (on weighted average(2)) to the EBITDA ROCE and TSR of the Performance Peer Group	Percentage of Target Phantom Stock Unit Awards that may be Earned(1)	Percentage of Maximum Phantom Stock Unit Awards that may be Earned(1)
<25th Percentile	0%	0%
25th Percentile	25%	12.5%
50th Percentile	100%	50%
90th Percentile	200%	100%

(1)
If our performance falls between performance levels, the earned percentage will be linearly interpolated. Additionally, if TSR is negative, any portion of the award payout for achievement above the target level will be further reduced by 50%.

(2)	The total performance percentile achieved is a weighted average of the performance percentiles achieved for each of the metrics, weighted 50% for TSR and 50% for EBITDA ROCE performance.
Each named executive officer's final phantom stock unit awards will be equal to the product of (i) his respective target number of performance-based phantom stock unit awards and (ii) the total performance percentile achieved which is an equally weighted average of the two performance measures' earned percentages. Upon vesting, each unit will entitle the named executive officer to either one share of stock or a cash payment, at the Company's discretion, equal to the average stock price of our common stock during the last 14 trading days in the performance period, subject to a maximum of three times the Company's stock price on the date of grant, and subject to an additional vesting condition that reduces the portion of total payout achieved above target level by half when the Company's TSR is negative.
As further discussed above, on September 10, 2019, the Compensation Committee recommended, and the Board approved the temporary discontinuation of equity incentive grants to the Company’s executive officers, including the named executive officers.
Health, Welfare and Retirement Benefits
We offer a standard range of health and welfare benefits to substantially all of our U.S. employees, including the named executive officers. These benefits include medical, prescription drug and dental coverage, life and accidental death and dismemberment insurance, vacation, sick leave and other paid holidays. In addition, long-term disability insurance benefits and optional short-term coverage is available to all of our employees. In the event an employee has been disabled for more than 180 days, the Long-Term Disability Plan generally provides for payment of 50% of an employee’s base salary up to a maximum monthly benefit of $5,000 until the earlier of the employee reaching standard retirement age as determined by the Social Security Administration or the employee’s death. These benefits are intended to aid in the health and well-being of our employees, as well as contribute directly to a productive and successful work life, which the Compensation Committee believes will enhance the financial results for us and our shareholders.
We also offer all of our U.S. employees the opportunity to participate in our defined contribution 401(k) plan. Effective February 1, 2019, under the plan, we make matching contributions equal to 50% of the participant's contributions on the first 10% of compensation deferred under the plan. Prior to February 1, 2019, we made matching contributions equal to 50% of the participant's contributions on the first 8% of compensation deferred under the plan. Employees become fully vested in our matching contributions after three years of employment. The 2019 Summary Compensation Table reflects our contributions to the 401(k) plan for each named executive officer in 2019.
In 2013, the Company implemented the Pioneer Energy Services Corp. Nonqualified Retirement Savings and Investment Plan (the "NRSIP"), an unfunded nonqualified deferred compensation plan for its non-employee directors and a select group of management or highly compensated employees. Under the NRSIP, (i) eligible employees were able to irrevocably elect to defer up to 80% of their base salary, up to 100% of their bonuses, or up to 100% of their restricted stock units, and (ii) non-employee directors were able to irrevocably elect to defer up to 100% of their director fees or 100% of their restricted stock awards. When a participant elects to defer compensation, the cash deferrals are credited to an account under the NRSIP and that account is credited (or debited) with earnings and losses based on the actual rate of return on the investment funds selected by the participants. Under the NRSIP, participants were able to select from the following six investment funds: ClearBridge Small Cap Growth Fund - Class C; JP Morgan Mid Cap Value Fund - Class C; JP Morgan US Equity Fund - Class C; MFS Corporate Bond Fund - Class C; MFS International Intrinsic Value Fund - Class C; and BlackRock Liquidity Fund.
However, due to a lack of participation, the Company discontinued the NRSIP in 2017, and no further deferrals are permitted to be made by eligible employees, effective January 1, 2017.

Perquisites
The "All Other Compensation" column of the 2019 Summary Compensation Table shows the value of perquisites we provided to the named executive officers in 2019, including payment of life insurance premiums and Petroleum Club dues for our CEO. The life insurance policy pays the beneficiary an amount equal to the applicable named executive officer’s annual salary up to a maximum of $300,000.
Potential Payments Under Termination or Change of Control
The following is a brief description of the material terms and conditions of our Key Executive Severance Plan (the “KESP”).
Participation in the KESP is limited to our key executives who are considered to be senior management employees by the Compensation Committee and who are designated by the Compensation Committee, in its sole discretion, as participants in the KESP. The Compensation Committee, upon twelve months’ written notice, may also terminate an employee’s participation in the KESP; however, an individual participating immediately prior to a change in control may not be removed from participation in the KESP prior to the date which is two years following the date of the “change in control” of Pioneer (as defined below). With regard to our named executive officers, Mr. Locke is designated as a "Level I" participant in the KESP and Messrs. Phillips and Tucker are designated as "Level II" participants in the KESP.
In the event of an “involuntary termination” prior to a change in control of Pioneer and subject to certain conditions, including the requirement that a KESP participant execute an acceptable waiver and release of claims, a Level I or Level II participant will receive (1) a lump-sum cash payment equal to 200% of the participant’s annual base salary and annual target bonus, (2) accelerated vesting of stock options and other equity-based awards held on the date of termination of employment, but only to the extent such stock options or other equity-based awards would otherwise have vested within twelve months, and (3) continued life insurance and medical benefits coverage at active employee rates for twelve months. An “involuntary termination” means the termination of the participant’s employment (1) for any reason other than cause, death or disability or (2) by the participant for good reason, as defined in the KESP.
“Cause” means, with respect to any Level I or Level II participant, that participant’s (A) commission of any act or omission constituting fraud under any law of the State of Texas, (B) conviction of, or a plea of nolo contendere to, a felony, (C) embezzlement or theft of property or funds of Pioneer or any of its affiliates or (D) refusal to perform his or her duties, as specified in any written agreement between the participant and Pioneer or in any specific directive adopted by a majority of the members of the Board at a meeting of the Board that is consistent with the participant’s status as an executive officer of the Company.
“Good reason” for the participant to terminate his or her employment means, prior to the effective date of a change in control, the occurrence (without the participant’s written consent) of any of the following: (1) a reduction in the participant’s base salary or total compensation except for an across-the-board reduction similarly affecting all senior executives of Pioneer and all senior executives of any person in control of Pioneer; (2) failure by Pioneer to pay any portion of the participant’s compensation within fourteen days of the date it is due or any other material breach of a contract with the participant by Pioneer which is not remedied by Pioneer within 5 business days after the participant’s written notice to Pioneer of such breach; or (3) Pioneer’s failure to maintain a participant’s employment without material diminution in the participant’s duties and responsibilities, and such failure is not cured by Pioneer within 5 business days after the participant’s written notice to Pioneer of such failure. After the effective date of a change in control, “good reason” shall also include any of (4)-(9) below unless, in the case of any of (5), (7), (8), or (9), such act or failure is corrected within five business days following the giving of written notice of good reason by the participant, and in the case of (6) below, such act is not objected to in writing by the participant within fourteen days after notification thereof: (4) after a change in control, the determination by the participant, in his or her sole and absolute discretion, that the business philosophy or policies of Pioneer or its successor or the implementation thereof is not compatible with those of the participant; (5) the assignment to the participant of duties inconsistent with his or her status as an executive officer of Pioneer or a meaningful alteration, adverse to the participant, in the nature or status of his or her responsibilities (other than reporting responsibilities) from those in effect immediately prior to a change in control, including, without limitation, a material reduction in the budget for which the participant is responsible; (6) failure by Pioneer to continue in effect any compensation plan in which the participant participates immediately prior to a change in control that is material to the participant’s compensation, unless an equitable arrangement has been made with the participant with respect to such plan; (7) failure by Pioneer to continue the participant’s participation in a plan described in (6) above or a substitute or alternative plan on a basis not materially less favorable to the participant than as existed at the time of a change in control; (8) failure by Pioneer to continue to provide the participant with benefits substantially similar to those enjoyed by the participant prior to a change in control; or (9) a requirement by Pioneer that the participant relocate his or her residence outside the metropolitan area in which the participant was based immediately prior to a change in control, or a move of the participant’s principal business location more than 45 miles from the participant’s previous principal business location. The participant’s continued employment shall not of itself constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting good reason under the KESP.

Upon a change in control of Pioneer, all participants will be entitled to full vesting of all options, restricted stock and other equity awards. Upon an involuntary termination within two years following the effective date of a change in control, a Level I or Level II participant will receive (1) a lump-sum cash payment equal to 300% of the sum of the participant’s (A) annual base salary, (B) annual maximum bonus and (C) annual car allowance and club dues, and (2) continued life insurance and medical benefits coverage at active employee rates for 18 months. Furthermore, a terminated participant who is unable to sell securities on the open market may require the surviving entity to acquire any vested equity awards or any shares acquired pursuant to equity awards at a price equal to the then fair market value for such shares; such right must be exercised prior to twelve months after the participant’s involuntary termination within two years after the change in control.
A “change in control” shall conclusively be deemed to have occurred if an event set forth in any one of the following paragraphs shall have occurred:
(1)    any person, (other than (A) Pioneer; (B) any affiliate of Pioneer; (C) any employee benefit plan of Pioneer or of any affiliate and any person organized, appointed or established by Pioneer for or pursuant to the terms of any such plan or for the purpose of funding any such plan or funding other employee benefits for employees of Pioneer or any affiliate of Pioneer; or (D) any corporation or other entity owned, directly or indirectly, by the shareholders of Pioneer in substantially the same proportions as their ownership of capital stock of Pioneer) is or becomes the beneficial owner of voting stock of Pioneer (not including in the securities beneficially owned by such person any securities acquired directly from Pioneer after the date the KESP first became effective) representing 40% or more of the combined voting power of the voting stock of Pioneer then outstanding; provided, however, that a change of control will not be deemed to occur under this paragraph (1) if a person becomes the beneficial owner of voting stock of Pioneer representing 40% or more of the combined voting power of the voting stock of Pioneer then outstanding solely as a result of a reduction in the number of shares of voting stock of Pioneer outstanding which results from Pioneer’s repurchase of voting stock of Pioneer, unless and until such time as that person or any affiliate or associate of that person purchases or otherwise becomes the beneficial owner of additional shares of voting stock of Pioneer constituting 1% or more of the combined voting power of the voting stock of Pioneer then outstanding, or any other person (or persons) who is (or collectively are) the beneficial owner of shares of voting stock of Pioneer constituting 1% or more of the combined voting power of the voting stock of Pioneer then outstanding becomes an affiliate or associate of that person, unless, in either such case, that person, together with all its affiliates and associates, is not then the beneficial owner of voting stock of Pioneer representing 40% or more of the voting stock of Pioneer then outstanding;
(2)    the following individuals cease for any reason to constitute a majority of the number of directors then serving: (A) individuals who, on the date the KESP first became effective, constitute the Board; and (B) any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of directors of Pioneer) whose appointment or election by the Board of Pioneer or nomination for election by Pioneer’s shareholders was approved or recommended by a majority vote of the directors then still in office who either were directors on the date the KESP first became effective or whose appointment, election or nomination for election was previously so approved or recommended;
(3)    there is consummated a merger or consolidation of Pioneer or any parent or direct or indirect subsidiary of Pioneer with or into any other corporation, other than: (A) a merger or consolidation which results in the voting stock of Pioneer outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 50% of the combined voting power of the securities which entitle the holder thereof to vote generally in the election of members of the Board or similar governing body of Pioneer or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation; or (B) a merger or consolidation effected to implement a recapitalization of Pioneer (or similar transaction) in which no person (other than those persons listed in clauses (A) through (D) of paragraph (1) above) is or becomes the beneficial owner of voting stock of Pioneer (not including, for purposes of this determination, any voting stock of Pioneer acquired directly from Pioneer or its subsidiaries after the date the KESP first became effective other than in connection with the acquisition by Pioneer or one of its subsidiaries of a business) representing 40% or more of the combined voting power of the voting stock of Pioneer then outstanding; or
(4)    the shareholders of Pioneer approve a plan of complete liquidation or dissolution of Pioneer, or there is consummated an agreement for the sale or disposition of all or substantially all of Pioneer’s assets unless (A) the sale is to an entity, of which at least 50% of the combined voting power of the securities which entitle the holder thereof to vote generally in the election of members of the Board or similar governing body of such entity are owned by shareholders of Pioneer in substantially the same proportions as their ownership of the voting stock of Pioneer immediately prior to such sale; (B) no person other than Pioneer and any employee benefit plan or related trust of Pioneer or of such corporation then beneficially owns 40% or more of the voting securities of such new entity; and (C) at least a majority of the directors of such corporation were members of the incumbent Board at the time of the execution of the initial agreement or action providing for such disposition.

In addition, in the event any participant is subject to an excise tax under Section 4999 of the Internal Revenue Code, as amended, as a result of payments under the KESP or otherwise, the participant will be entitled to a gross-up payment such that after payment of all taxes on the gross-up payment, the participant retains sufficient funds to pay the Section 4999 excise tax on his or her KESP and other payments (or such excise tax is paid on his or her behalf). Pioneer will be responsible for any attorneys’ fees incurred by a participant who is successful in pursuing litigation for benefits under the KESP. For any participant who is a “specified employee” within the meaning of Section 409A of the Code, payments under the KESP will generally be delayed six months following termination of employment.
The KESP may not be amended in a manner adverse to the rights of a participant without his or her consent.
Director Compensation
The impact of the Chapter 11 Cases is not reflected in any of the tables set forth below in this Director Compensation section. As a result of the filing of our Chapter 11 Cases, our directors may not be entitled to receive or retain any property or interest in property on account of any equity interests referenced in this Director Compensation section, and we cannot predict at this time whether the directors will receive any value for their restricted stock awards despite the values reflected in the tables set forth below in this Director Compensation section.
The following table summarizes the compensation of our non-employee directors during 2019:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Dean A. Burkhardt	$198,500	$128,000	$326,500
Tamara Morytko	$55,250	$21,873	$77,123
J. Michael Rauh	$112,500	$128,000	$240,500
C. John Thompson	$107,500	$128,000	$235,500
Scott D. Urban	$110,000	$128,000	$238,000

(1)
For Messrs. Burkhardt, Rauh, Thompson, and Urban, the amounts reflected in this column consist of the board member and committee member annual retainers earned in 2019 as well as fees earned in 2019 for participation in 10 telephonic meetings which were in excess of the number of telephonic meetings included in the annual retainer. For Ms. Morytko, the amount reflected in this column consists of board and committee member annual retainers earned in 2019, pro-rated based on her appointment date of July 1, 2019 as well as fees earned in 2019 for participation in 8 telephonic meetings which were in excess of the number of telephonic meetings included in the annual retainer. The non-employee director fees approved for 2019 were as follows, with an additional $500 fee for each meeting in excess of the number of meetings included in the annual retainers below:

Number of Meetings Included in Annual Retainer		Annual Retainer
		Chairman	Member
Board of Directors	7	$163,500	$75,000
Audit Committee	5	$15,000	$10,000
Compensation Committee	3	$12,500	$10,000
Nominating and Corporate Governance Committee	2	$10,000	$7,500
Meetings not otherwise included above	7	$—	$—

(2)
The amounts included in this column represent the aggregate grant date fair value of the restricted stock awards granted to directors during the fiscal year ended December 31, 2019, computed in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation. With the exception of Ms. Morytko, each director was granted 162,025 shares of restricted stock under the 2007 Incentive Plan on May 17, 2019, with fair value based on the closing price ($0.79) of our common stock on the grant date. Ms. Morytko was granted 81,012 shares of restricted stock under the 2007 Incentive Plan on her appointment date, July 1, 2019, which represents the pro-rated number of shares granted to the non-employee directors on May 17, 2019, pro-rated based on her appointment date, with fair value based on the closing price ($0.27) of our common stock on the grant date. For a discussion of valuation assumptions, see Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

The following table provides information on the outstanding equity awards for each of our non-employee directors as of December 31, 2019:

	Number of Shares of Stock That Have Not Vested(1)	Market Value of Shares of Stock That Have Not Vested(2)
Name
Dean A. Burkhardt	162,025	$4,861
Tamara Morytko	81,012	$2,430
J. Michael Rauh	162,025	$4,861
C. John Thompson	162,025	$4,861
Scott D. Urban	162,025	$4,861

(1)
For Messrs. Burkhardt, Rauh, Thompson, and Urban, the indicated shares of restricted stock are scheduled to vest on May 17, 2020. For Ms. Morytko, the indicated shares of restricted stock are scheduled to vest on July 1, 2020.

(2)	The market value of the shares of restricted stock that have not vested is based on the closing price of our common stock on December 31, 2019, of $0.03 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The impact of the Chapter 11 Cases is not reflected in the beneficial ownership table below. As a result of the filing of our Chapter 11 Cases, the individuals and group set forth below may not be entitled to receive or retain any property or interest in property on account of any shares of common stock beneficially owned referenced in the beneficial ownership table below, and we cannot predict at this time whether the individuals and group set forth below will receive any value for their equity ownership despite the number of shares of common stock beneficially owned reflected in the beneficial ownership table below.
The following table shows the beneficial ownership of our common stock as of March 19, 2020 by (1) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of the named executive officers listed in the 2019 Summary Compensation Table, and (4) all our directors and executive officers as a group. As of March 19, 2020, we were not aware of any person or group beneficially owning more than 5% of the outstanding shares of our common stock, other than those listed below. The business address of the persons listed in the table below is 1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209. All persons listed in the table below have sole voting and investment power with respect to their shares unless otherwise indicated. As of March 19, 2020, there were 79,579,571 shares of our common stock outstanding.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percent of Class (1)
Wm. Stacy Locke	2,783,741	(2)	3.44%
Lorne E. Phillips	739,710	(3)	*
Brian L. Tucker	436,492	(4)	*
Dean A. Burkhardt	401,031	(5)	*
J. Michael Rauh	380,173	(6)	*
Scott D. Urban	355,173	(5)	*
C. John Thompson	200,501	(5)	*
Tamara Morytko	—		*
All directors and executive officers as a group (ten persons)	5,910,095	(7)	7.15%
*			Less than 1%

(1)
In accordance with the rules of the Securities and Exchange Commission (the “SEC”), the amounts shown for the number of shares and percentage ownership for each person listed include (1) any shares that may be acquired pursuant to options exercisable within 60 days of March 19, 2020, (2) any shares that may be acquired pursuant to the vesting of long-term incentive restricted stock unit awards within 60 days of March 19, 2020, and (3) unvested restricted stock. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person; however, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The amounts shown for the number of shares and percentage ownership for all named executive officers and directors as a group include (1) any shares that may be acquired pursuant to options held by members of the group and exercisable within 60 days of March 19, 2020, (2) any shares that may be acquired by members of the group pursuant to the vesting of long-term incentive restricted stock unit awards within 60 days of March 19, 2020, and (3) unvested restricted stock held by members of the group. Holders of unvested restricted stock have voting rights with respect to such shares. Holders of stock options do not have voting rights with respect to the shares subject to such options.

(2)
Includes options to purchase 1,164,467 shares of common stock and unvested restricted stock units representing 159,040 shares of stock. Mr. Locke’s common stock holdings include 180,334 shares held in the Locke Children’s Trust and 25,000 shares held in the Wm Stacy Locke Trust of 2010.

(3)	Includes options to purchase 390,166 shares of common stock and unvested restricted stock units representing 43,806 shares of stock.

(4)	Includes options to purchase 253,166 shares of common stock and unvested restricted stock units representing 41,852 shares of stock.

(5)	Includes 162,025 shares of unvested restricted stock.

(6)	Includes 162,025 shares of unvested restricted stock. Mr. Rauh's common stock holdings include 25,000 shares held in the Rauh Trust.

(7)
The amount indicated includes options to purchase 2,147,068 shares of common stock, unvested restricted stock units representing 292,270 shares of stock, and 648,100 shares of unvested restricted stock.

Equity Compensation Plan Information
As discussed in Item 11, Executive Compensation, the Compensation Committee of our Board has temporarily discontinued the grants of any new equity-based awards.

The following table summarizes, as of December 31, 2019, the indicated information regarding the 2007 Incentive Plan and the Pioneer Drilling Company 2003 Stock Plan. The impact of the Chapter 11 Cases is not reflected in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price per share of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	4,873,112	$5.86	4,045,492
Equity compensation plans not approved by security holders	—	—	—
TOTAL	4,873,112	$5.86	4,045,492

(1)
Includes (a) 2,851,190 shares subject to issuance pursuant to outstanding awards of stock options and 1,866,003 shares subject to issuance pursuant to outstanding awards of restricted stock units (assuming the target level of performance achievement) under the 2007 Incentive Plan; and (b) 155,919 shares subject to issuance pursuant to outstanding awards of stock options under the Pioneer Drilling Company 2003 Stock Plan. It does not include awards we grant in the form of phantom stock unit awards, which we grant with the expectation that they will be paid in cash. Upon consummation of the Plan, awards under the 2007 Incentive Plan and the Pioneer Drilling Company 2003 Stock Plan will receive the treatment set forth in the Plan.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of restricted stock units, which have no exercise price.

(3)
Represents 2,931,516 shares available for future issuance in the form of restricted stock under the 2007 Incentive Plan as of December 31, 2019. As discussed in Item 11, Executive Compensation, the Compensation Committee of our Board has temporarily discontinued the grants of any new equity-based awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Our Audit Committee reviews any transaction in which (1) we or any of our subsidiaries, on the one hand, and (2) any of our directors, nominees for director, executive officers or holders of more than 5% of our common stock or any of their immediate family members, on the other hand, is, was or is proposed to be a participant and the amount involved exceeds $120,000. Our Audit Committee is required by its charter to review and approve all such related person transactions, as well as to periodically reassess these transactions to ensure their continued appropriateness. Our chief financial officer is primarily responsible for the development and implementation of processes and controls to obtain information from directors and officers with respect to any such related person transactions, including the use of annual director and officer questionnaires. Our management is responsible for determining whether a transaction contains the characteristics described above requiring review and approval by our Audit Committee.
None of our directors or executive officers and no holder of more than 5% of the outstanding shares of our common stock, and no member of the immediate family of any such director, officer or security holder, to our knowledge, had any material interest in any transaction during the fiscal year ended December 31, 2019, to which we or any of our subsidiaries was or is to be a participant in which the amount involved exceeds $120,000. In connection with the Restructuring Support Agreement and separate Backstop Commitment Agreement that we entered into with our noteholders and certain members of our senior management, Messrs. Locke, Phillips, Tucker and Peña committed to purchase approximately $1.795 million in aggregate of unsecured convertible bonds to be issued by the reorganized Company pursuant to a rights offering upon our emergence from the Chapter 11 Cases. Pursuant to the Backstop Commitment Agreement, Mr. Locke will purchase $1,075,000 of convertible bonds; Mr. Phillips will purchase $244,000 of convertible bonds; Mr. Tucker will purchase $222,000 of convertible bonds; and Mr. Peña will purchase $254,000 of convertible bonds.
Director Independence
See the section, Director Independence, included in Item 10. Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by KPMG LLP in the fiscal years ended December 31, 2019 and 2018 for services are as follows (amounts in thousands):

Type of Fees	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees	$1,744	$1,488
Audit Fees include aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual financial statements, audit of our internal control over financial reporting and review of financial statements included in our Forms 10-Q and services that are normally provided by the principal auditor (e.g., comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC) in the fiscal years ended December 31, 2019 and 2018. There were no tax or other non-audit services provided by KPMG LLP.
Audit Committee's Pre-Approval Policies and Procedures
The Audit Committee has established a policy for the pre-approval of audit and non-audit services performed for us by the independent auditors, which also specifies the types of services that the independent auditors may and may not provide to us. The policy provides for general pre-approval of services and specific case-by-case approval of certain services. The services that are pre-approved include audit services and audit-related services, such as due diligence services pertaining to potential business acquisitions and dispositions, and may also include other services. The Audit Committee approved all of the fees and services described above. At the present time, we use a third party other than KPMG LLP to prepare our tax returns and assist with tax-compliance issues. The term of any pre-approval is twelve months and is generally subject to certain specific budgeted amounts or ratios, as determined by the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time based on subsequent determinations. Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services which were addressed in the pre-approval, but which exceed pre-approved cost levels or budgeted amounts, will also require specific pre-approval by the Audit Committee. The Audit Committee does not delegate its responsibilities concerning pre-approval of services to management. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for services performed to date.
During the fiscal year ended December 31, 2019, no pre-approval requirements were waived pursuant to the limited waiver provisions in applicable rules of the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements.
See Part II, Item 8. Financial Statements and Supplementary Data of our Original Filing.
(2) Financial Statement Schedules.
No financial statement schedules are submitted because either they are inapplicable or because the required information is included in Part II, Item 8. Financial Statements and Supplementary Data of our Original Filing.
(3) Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number		Description

31.3#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.4#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

April 28, 2020	/S/ LORNE E. PHILLIPS
Lorne E. Phillips Executive Vice President and Chief Financial Officer