Form 10-Q
period 2020-03-31
PIONEER ENERGY SERVICES CORP
filed 2020-06-29
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-8182
PIONEER ENERGY SERVICES CORP.
(Exact name of registrant as specified in its charter)
____________________________________________

DELAWARE	74-2088619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1250 N.E. Loop 410, Suite 1000 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 884-0575

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of June 15, 2020, there were 1,048,185 shares of common stock, par value $0.001 per share, of the registrant outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Pioneer Energy Services Corp. (the “Company”) on March 2, 2020, the Company commenced a voluntary restructuring under Chapter 11 of the U.S. Bankruptcy Code on March 1, 2020. The Company has had to devote a significant amount of time, resources and administrative support to simultaneously support managing the Company and managing its restructuring, while also monitoring how these ongoing processes may affect the disclosures to be included in this Form 10-Q and other reports; all of which were made more difficult due to the coronavirus (“COVID-19”) pandemic and disruptions associated with the COVID-19 pandemic. The Company was unable to file this Form 10-Q by the original deadline due to the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic. Office closures limited access to the Company’s facilities by the Company’s financial reporting and accounting staff, as well as other advisors involved in the preparation of this Form 10-Q, led to communications and similar delays among such persons, and impacted our ability to fulfill required preparation and review processes and procedures with respect to this Form 10-Q, thus additional time was required to complete this Form 10-Q. As previously disclosed in the Current Report on Form 8-K filed by the Company on May 15, 2020, the Company announced that it was delaying the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for the foregoing reasons in reliance on an order (Release No. 34-88465) issued by the Securities and Exchange Commission that provides conditional relief to public companies that are unable to timely comply with a filing deadline due to circumstances related to the COVID-19 pandemic.

As previously disclosed in the Current Report on Form 8-K filed by the Company on June 2, 2020, the Company announced that it had emerged from Chapter 11 (the “Emergence 8-K”). As more fully described in the Emergence 8-K, pursuant to the Chapter 11 plan of reorganization approved by the Bankruptcy Court, on May 29, 2020, among other things:

•	the Company converted from a Texas corporation to a Delaware corporation;

•
all the outstanding common stock was canceled, and holders thereof received an aggregate of 5.75% of the proforma common equity (subject to dilution from the convertible notes and new management incentive plan), at a conversion rate of 0.0006849838 new shares for each old share;

•
the $300 million principal amount of the Company’s Senior Notes due 2022 was canceled in exchange for 94.25% of the proforma common equity (subject to dilution from the convertible notes and new management incentive plan);

•
the amounts outstanding under the Company’s debtor-in-possession credit facility were repaid and the existing term loan was repaid with proceeds from the issuance of the senior secured notes and convertible notes referenced below;

•	the Company entered into a $75 million senior secured asset-based revolving credit agreement;

•	the Company issued $78,125,000 of its floating rate senior secured notes due 2025; and

•
the Company issued $129,771,000 aggregate principal amount of its 5% convertible senior unsecured pay-in-kind notes due 2025, which are convertible into 75 shares of Common Stock per $1,000 principal amount of the convertible notes, subject to customary anti-dilution adjustments, which notes have the right to vote together with the common stock on an “as-converted” basis on all matters to be voted on by the Company’s stockholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,457	$24,619
Restricted cash	998	998
Receivables:
Trade, net of allowance for doubtful accounts	64,836	79,135
Unbilled receivables	12,015	12,590
Insurance recoveries	22,379	22,873
Other receivables	3,693	8,928
Inventory	21,619	22,453
Assets held for sale	1,825	3,447
Prepaid expenses and other current assets	8,129	7,869
Total current assets	150,951	182,912
Property and equipment, at cost	1,083,512	1,119,546
Less accumulated depreciation	643,558	648,376
Net property and equipment	439,954	471,170
Deferred income taxes	9,264	11,540
Operating lease assets	7,972	7,264
Other noncurrent assets	7,593	1,068
Total assets	$615,734	$673,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,774	$32,551
Deferred revenues	997	1,339
Commitment premium	9,584	—
Debtor in possession financing	4,000	—
Accrued expenses:
Employee compensation and related costs	10,300	13,781
Insurance claims and settlements	22,239	22,873
Insurance premiums and deductibles	5,831	5,940
Interest	107	5,452
Other	11,196	9,645
Total current liabilities	93,028	91,581
Long-term debt, less unamortized discount and debt issuance costs	170,921	467,699
Noncurrent operating lease liabilities	6,434	5,700
Deferred income taxes	3,256	4,417
Other noncurrent liabilities	383	481
Total liabilities not subject to compromise	274,022	569,878
Commitments and contingencies (Note 12)
Liabilities subject to compromise	306,419	—
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.10 par value; 200,000,000 shares authorized; 79,579,571 and 79,202,216 shares outstanding at March 31, 2020 and December 31, 2019, respectively	8,062	8,008
Additional paid-in capital	553,484	553,210
Treasury stock, at cost; 1,041,565 and 877,047 shares at March 31, 2020 and December 31, 2019, respectively	(5,097)	(5,090)
Accumulated deficit	(521,156)	(452,052)
Total stockholders’ equity	35,293	104,076
Total liabilities and stockholders’ equity	$615,734	$673,954

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands, except per share data)

Revenues	$114,322	$146,568

Costs and expenses:
Operating costs	92,022	108,585
Depreciation	21,984	22,653
General and administrative	14,655	19,758
Pre-petition restructuring charges	17,074	—
Impairment	17,853	1,046
Bad debt expense, net	727	62
Gain on dispositions of property and equipment, net	(717)	(1,075)
Total costs and expenses	163,598	151,029
Loss from operations	(49,276)	(4,461)

Other income (expense):
Interest expense, net of interest capitalized	(8,651)	(9,885)
Reorganization items	(6,663)	—
Other income (expense), net	(5,545)	684
Total other expense, net	(20,859)	(9,201)

Loss before income taxes	(70,135)	(13,662)
Income tax (expense) benefit	1,031	(1,453)
Net loss	$(69,104)	$(15,115)

Loss per common share - Basic	$(0.88)	$(0.19)

Loss per common share - Diluted	$(0.88)	$(0.19)

Weighted average number of shares outstanding—Basic	78,753	78,311

Weighted average number of shares outstanding—Diluted	78,753	78,311

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	As of and for the three months ended March 31, 2020
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2019	80,079	(877)	$8,008	$(5,090)	$553,210	$(452,052)	$104,076
Net loss	—	—	—	—	—	(69,104)	(69,104)
Purchase of treasury stock	—	(165)	—	(7)	—	—	(7)
Issuance of restricted stock	542	—	54	—	(54)	—	—
Stock-based compensation expense	—	—	—	—	328	—	328
Balance as of March 31, 2020	80,621	(1,042)	$8,062	$(5,097)	$553,484	$(521,156)	$35,293

	As of and for the three months ended March 31, 2019
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2018	79,004	(790)	$7,900	$(4,965)	$550,548	$(388,425)	$165,058
Net loss	—	—	—	—	—	(15,115)	(15,115)
Purchase of treasury stock	—	(84)	—	(120)	—	—	(120)
Cumulative-effect adjustment due to adoption of ASC Topic 842	—	—	—	—	—	277	277
Issuance of restricted stock	326	—	33	—	(33)	—	—
Stock-based compensation expense	—	—	—	—	867	—	867
Balance as of March 31, 2019	79,330	(874)	$7,933	$(5,085)	$551,382	$(403,263)	$150,967

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(69,104)	$(15,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,984	22,653
Allowance for doubtful accounts, net of recoveries	727	62
Gain on dispositions of property and equipment, net	(717)	(1,075)
Reorganization items	988	—
Stock-based compensation expense	328	867
Phantom stock compensation expense	(3)	848
Amortization of debt issuance costs and discount	1,219	763
Impairment	17,853	1,046
Deferred income taxes	1,115	1,156
Change in other noncurrent assets	690	699
Change in other noncurrent liabilities	(562)	(20)
Changes in current assets and liabilities:
Receivables	14,234	(17,488)
Inventory	834	(1,293)
Prepaid expenses and other current assets	(1,253)	(178)
Accounts payable	(4,114)	2,339
Deferred revenues	(342)	(64)
Commitment premium	9,584	—
Accrued expenses	1,148	(5,990)
Net cash used in operating activities	(5,391)	(10,790)

Cash flows from investing activities:
Purchases of property and equipment	(7,503)	(16,844)
Proceeds from sale of property and equipment	727	1,043
Net cash used in investing activities	(6,776)	(15,801)

Cash flows from financing activities:
Proceeds from DIP Facility	4,000	—
DIP Facility issuance costs	(988)	—
Purchase of treasury stock	(7)	(120)
Net cash provided by (used in) financing activities	3,005	(120)

Net decrease in cash, cash equivalents and restricted cash	(9,162)	(26,711)
Beginning cash, cash equivalents and restricted cash	25,617	54,564
Ending cash, cash equivalents and restricted cash	$16,455	$27,853

Supplementary disclosure:
Interest paid	$4,306	$13,887
Income tax paid	$623	$1,013
Reorganization items paid	$2,322	—
Noncash investing and financing activity:
Change in capital expenditure accruals	$358	$1,531

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
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
			25
Our production services business segments provide a range of services to producers primarily in Texas and the Mid-Continent and Rocky Mountain regions, as well as in North Dakota, Louisiana and Mississippi. As of March 31, 2020, the fleet counts for each of our production services business segments were as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	111	12	123

			Total
Wireline services units			93
Coiled tubing services units			9
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2019.
Chapter 11 Cases — On March 1, 2020 (the “Petition Date”), Pioneer and certain of our domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On May 11, 2020, the Bankruptcy Court confirmed the plan of reorganization that was filed with the Bankruptcy Court on March 2, 2020, and on May 29, 2020 (the “Effective Date”), the conditions to effectiveness of the plan were satisfied and we emerged from Chapter 11. See Note 2, Chapter 11 Cases and Subsequent Events, for more information.
Use of Estimates — In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contacts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, and our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance.
Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2020, through the filing of this Form 10-Q, for inclusion as necessary. See Note 2, Chapter 11 Cases and Subsequent Events, for more information.
Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). We consider the applicability and impact of all ASUs and we have determined that there are currently no new or recently adopted ASUs which we believe will have a material impact on our consolidated financial position and results of operations.
Additional Detail of Account Balances
Cash and Cash Equivalents — We had no cash equivalents at March 31, 2020. Cash equivalents at December 31, 2019 were $8.9 million, consisting of investments in highly-liquid money-market mutual funds.
Other Receivables — Our other receivables primarily consist of recoverable taxes related to our international operations, as well as vendor rebates and net income tax receivables.
Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets include items such as insurance, rent deposits, software subscriptions, and other fees, including professional fee deposits associated with the Chapter 11 Cases. We routinely expense these items in the normal course of business over the periods that we benefit from these expenses. Prepaid expenses and other current assets also include deferred mobilization costs for short-term drilling contracts and demobilization revenues recognized on drilling contracts expiring in the near term.
Other Noncurrent Assets — Other noncurrent assets consist of prepaid taxes in Colombia which are creditable against future income taxes, deferred mobilization costs on long-term drilling contracts, cash deposits related to the deductibles on our workers’ compensation insurance policies, the noncurrent portion of prepaid insurance premiums, and deferred compensation plan investments.
Other Accrued Expenses — Our other accrued expenses include accruals for items such as sales taxes, property taxes, withholding tax liabilities related to our international operations, and professional and other fees, including those associated with the Chapter 11 Cases. We routinely expense these items in the normal course of business over the periods these expenses benefit. Our other accrued expenses also includes the current portion of the lease liability associated with our long-term operating leases.
Other Noncurrent Liabilities — Our other noncurrent liabilities consist of the noncurrent portion of deferred mobilization revenues and liabilities associated with our long-term compensation plans.
2.    Chapter 11 Cases and Subsequent Events
Reorganization and Chapter 11 Proceedings
In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we took a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believed that even after taking these actions, we would not have sufficient liquidity to satisfy all of our future financial obligations, comply with our debt covenants, and execute our business plan. As a result, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on March 1, 2020.
On March 1, 2020 (the “Petition Date”), Pioneer Energy Services Corp. (“Pioneer”) and its affiliates Pioneer Coiled Tubing Services, LLC, Pioneer Drilling Services, Ltd., Pioneer Fishing & Rental Services, LLC, Pioneer Global Holdings, Inc., Pioneer Production Services, Inc., Pioneer Services Holdings, LLC, Pioneer Well Services, LLC, Pioneer Wireline Services Holdings, Inc., Pioneer Wireline Services, LLC (collectively with Pioneer, the “Pioneer RSA Parties”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under title 11 of the United States Code (the “Bankruptcy Code”)

in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings were being jointly administered under the caption In re Pioneer Energy Services Corp. et al (the “Chapter 11 Cases”).
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
After commencement of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On May 11, 2020, the Bankruptcy Court entered an order, Docket No. 331 (the “Confirmation Order”) confirming the Plan. On May 29, 2020 (the “Effective Date”) the conditions to effectiveness of the Plan were satisfied and we emerged from Chapter 11.
The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our Senior Notes, the Prepetition ABL Facility, and Term Loan. Under the Bankruptcy Code, holders of our Senior Notes and the lenders under our Term Loan and the Prepetition ABL Facility were stayed from taking any action against us as a result of this event of default. On the Effective Date, all applicable agreements governing the obligations under the Term Loan, Senior Notes and Prepetition ABL Facility were terminated. The Term Loan and Prepetition ABL Facility were paid in full and all outstanding obligations under the Senior Notes were canceled in exchange for 94.25% of the proforma common equity (subject to the dilution from the Convertible Notes and new management incentive plan).
On the Effective Date, we entered into a $75 million senior secured asset-based revolving credit agreement (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”).
Also on the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including the existing common stock, issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed canceled, discharged and of no force or effect. Pursuant to the Plan, we issued a total of 1,049,804 shares of our new common stock, with approximately 94.25% of such new common stock being issued to holders of the Senior Notes outstanding immediately prior to the Effective Date. Holders of the existing common stock received an aggregate of 5.75% of the proforma common equity (subject to the dilution from the Convertible Notes and new management incentive plan), at a conversion rate of 0.0006849838 new shares for each existing share.
As part of the transactions undertaken pursuant to the Plan, we converted from a Texas corporation to a Delaware corporation, filed the Certificate of Incorporation of the Company with the office of the Secretary of State of the State of Delaware and adopted Amended and Restated Bylaws of the Company.
Backstop Commitment Agreement
Prior to filing the Plan, we entered into a separate backstop commitment agreement with the Consenting Noteholders and certain members of our senior management (the “Backstop Commitment Agreement”), pursuant to which the Consenting Noteholders and certain members of our senior management committed to backstop approximately $118 million and $1.8 million, respectively, of new convertible bonds to be issued in a rights offering. As consideration for this commitment, we committed to make an aggregate payment of $9.4 million and $0.1 million to the Consenting Noteholders and certain members of our senior management, respectively, in the form of additional new convertible bonds, or in cash if the Backstop Commitment Agreement was terminated under certain circumstances as forth therein. As a result, we incurred a liability and expense at the time we entered into the Backstop Commitment Agreement for the aggregate amount of $9.6 million (the “Commitment Premium”) which was recognized in our condensed consolidated financial statements as of and for the three months ended March 31, 2020. The Commitment Premium was settled in conjunction with our emergence from Chapter 11 and the issuance of the Convertible Notes.
Debtor-in-Possession Financing
On February 28, 2020, we received commitments pursuant to the Commitment Letter from PNC Bank, N.A. for a $75 million asset-based revolving loan debtor-in-possession financing facility (the “DIP Facility”) and a $75 million asset-based revolving exit financing facility. On March 3, 2020, with the approval of the Bankruptcy Court, we entered into the DIP Facility and used the proceeds thereunder to refinance all outstanding letters of credit under the Prepetition ABL Facility in connection with the termination of the Prepetition ABL Facility and to pay fees and expenses in connection with the Chapter 11 proceedings and transaction and professional fees related thereto.
The DIP Facility provided financing with a 5-month maturity, bearing interest at a rate of LIBOR plus 200 basis points per annum, and contained customary covenants and events of default.
As of March 31, 2020, we had $4.0 million outstanding under our DIP Facility. The DIP Facility was terminated upon our emergence from the Chapter 11 Cases on May 29, 2020.
Post-Emergence Debt Instruments
ABL Credit Facility — On the Effective Date, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million (the “ABL Credit Facility”) among us and our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent. Among other things, proceeds of loans under the ABL Credit Facility may be used to pay fees and expenses associated with the ABL Credit Facility and finance ongoing working capital and general corporate needs.
The maturity date of loans made under the ABL Credit Facility is the earliest of 90 days prior to maturity of the Senior Secured Notes or the Convertible Notes (both of which are described further below) and May 29, 2025. Borrowings under the ABL Credit Facility will bear interest at a rate of (i) the LIBOR rate, with a LIBOR rate floor of 0%, plus an applicable margin in the range of 175 to 225 basis points per annum, or (ii) the base rate plus an applicable margin in the range of 75 to 125 basis points per annum, in both cases based on the average excess availability, as defined in the ABL Credit Facility.
The ABL Credit Facility s guaranteed by the Borrowers and is secured by a first lien on the Borrowers’ accounts receivable and inventory, and the cash proceeds thereof, and a second lien on substantially all of the other assets and properties of the Borrowers.
The ABL Credit Facility limits our annual capital expenditures to 125% of the budget set forth in the projections for any fiscal year and provides that if our availability falls below $11.25 million (15% of the maximum revolver amount), we will be required to comply with a fixed charge coverage ratio of 1.0 to 1.0, all of which is defined in the ABL Credit Facility. As of May 31, 2020, we had no borrowings and approximately $7.1 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at May 31, 2020, availability under the ABL Credit Facility was $20.3 million, which our access to would be limited by our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above.
Convertible Notes Indenture and Convertible Notes due 2025 — We entered into an indenture, dated as of the Effective Date, among the Company and Wilmington Trust, N.A., as trustee (the “Convertible Notes Indenture”), and issued $129.8 million aggregate principal amount of convertible senior unsecured pay-in-kind notes due 2025 thereunder (the “Convertible Notes”).
The Convertible Notes are general unsecured obligations which will mature on November 15, 2025, unless earlier accelerated, redeemed, converted or repurchased, and bear interest at a fixed rate of 5% per annum, which will be payable semi-annually in-kind in the form of an increase to the principal amount. The Convertible Notes are convertible at the option of the holders at any time into shares of our common stock and will convert mandatorily into our common stock at maturity; provided, however, that if the value of our common stock otherwise deliverable in connection with a mandatory conversion of a Convertible Note on the maturity date would be less than the principal amount of such Convertible Note plus accrued and unpaid interest, then the Convertible Note will instead convert into an amount of cash equal to the principal amount thereof plus accrued and unpaid interest. The initial conversion rate is 75 shares of common stock per $1,000 principal amount of the Convertible Notes. The conversion rate is subject to customary anti-dilution adjustments.
If we undergo a “fundamental change” as defined in the Convertible Notes Indenture, subject to certain conditions, holders may require us to repurchase all or any portion of their Convertible Notes for cash at an amount equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. In the case of certain fundamental change events that constitute merger events (as defined in the Convertible Notes Indenture), we have a superseding right to cause the mandatory conversion of all or part of the Convertible Notes into a number of shares of common stock, per $1,000 principal amount of Convertible Notes, equal to the then-current conversion rate or the cash value of such number of shares of common stock (but not less than the principal amount).
Holders of Convertible Notes are entitled to vote on all matters on which holders of our common stock generally are entitled to vote (or, if any, to take action by written consent of the holders of our common stock), voting together as a single class together with the shares of our common stock and not as a separate class, on an as-converted basis, at any annual or special meeting of holders of our common stock and each holder is entitled to such number of votes as such holder would receive on an as-converted basis on the record date for such vote.
The Convertible Notes Indenture contains customary events of default and covenants that limit our ability and the ability of certain of our subsidiaries to incur, assume or guarantee additional indebtedness and create liens and enter into mergers or consolidations.
Senior Secured Notes Indenture and Senior Secured Notes due 2025 — We entered into an indenture, dated as of the Effective Date, among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”) thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by our existing subsidiaries that also guarantee our obligations under the ABL Credit Facility (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors.
The Senior Secured Notes will mature on May 15, 2025 and interest will accrue at the rate of LIBOR plus 9.5% per annum, with a LIBOR rate floor of 1.5%, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2020. With respect to any interest payment due on or prior to May 29, 2021, 50% of the interest will be payable in cash and 50% of the interest will be paid in-kind in the form of an increase to the principal amount; however, a majority in interest of the holders of the Senior Secured Notes may elect to have 100% of the interest due on or prior to May 29, 2021 payable in-kind. For all interest periods commencing on or after May 15, 2024, the interest rate for the Senior Secured Notes will be a rate equal to LIBOR plus 10.5%, with a LIBOR rate floor of 1.5%.
We may redeem all or part of the Senior Secured Notes on or after June 1, 2021 at redemption prices (expressed as percentages of the principal amount) equal to (i) 104% for the twelve-month period beginning on June 1, 2021; (ii) 102% for the twelve-month period beginning on June 1, 2022; (iii) 101% for the twelve-month period beginning on June 1, 2023 and (iii) 100% for the twelve-month period beginning June 1, 2024 and at any time thereafter, plus accrued and unpaid interest at the redemption date. Notwithstanding the foregoing, if a change of control (as defined in the Senior Secured Notes Indenture) occurs prior to June 1, 2022, we may elect to purchase all remaining outstanding Senior Secured Notes not tendered to us as described below at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. If a change of control (as defined in the Senior Secured Notes Indenture) occurs, holders of the Senior Secured Notes will have the right to require us to repurchase all or any part of their Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The Senior Secured Notes Indenture contains a minimum asset coverage ratio of 1.5 to 1.0 as of any June 30 or December 31. The Senior Secured Notes Indenture provides for certain customary events of default and contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; repay junior debt; sell stock of its subsidiaries; transfer or sell assets; enter into sale and lease back transactions; create liens; enter into transactions with affiliates; and enter into mergers or consolidations.

Chapter 11 Accounting
The accompanying unaudited condensed consolidated financial statements contemplate our continuation as a going concern and have been prepared in accordance with FASB ASC Topic 852, Reorganizations.
Pre-petition restructuring charges — All expenses and losses incurred prior to the Petition Date which were related to the Chapter 11 proceedings are presented as pre-petition restructuring charges in our condensed consolidated statements of operations, including $9.6 million of expense incurred for the Commitment Premium pursuant to the Backstop Commitment Agreement.
Reorganization items — Any expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings are presented as reorganization items in our condensed consolidated statements of operations. Reorganization items consisted of the following for the three months ended March 31, 2020 (amounts in thousands):

Legal and professional fees	$6,150
DIP facility costs	513
$6,663
Liabilities subject to compromise — Pre-petition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on our condensed consolidated balance sheet. As of March 31, 2020, liabilities subject to compromise consisted of the following (amounts in thousands):

Senior Notes	$300,000
Unamortized debt issuance costs on Senior Notes	(2,003)
Accrued interest on Senior Notes	8,422
$306,419
Contractual interest expense on our Senior Notes totaled $4.6 million for the three months ended March 31, 2020, which is in excess of the $3.1 million included in interest expense on our condensed consolidated statement of operations because we discontinued accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852. See Note 6, Debt and DIP Financing for more information.
Fresh Start Accounting — We expect to adopt the fresh start accounting rules upon emergence from Chapter 11, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets.

Debtor Financial Statements
Following are the consolidated financial statements of the entities included in the Chapter 11 Cases:
PIONEER ENERGY SERVICES CORP. DEBTOR ENTITIES (DEBTOR IN POSSESSION)
CONDENSED COMBINED BALANCE SHEET
(unaudited)

March 31, 2020
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,938
Restricted cash	998
Receivables, net of allowance	84,674
Intercompany receivables, net	32,599
Inventory	9,530
Assets held for sale	1,825
Prepaid expenses and other current assets	7,127
Total current assets	144,691
Net property and equipment	412,711
Investment in subsidiaries	549,536
Deferred income taxes	38,948
Operating lease assets	7,441
Other noncurrent assets	1,754
Total assets	$1,155,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,166
Deferred revenues	428
Commitment premium	9,584
Debtor in possession financing	4,000
Accrued expenses	48,480
Total current liabilities	85,658
Long-term debt, less unamortized discount and debt issuance costs	170,921
Noncurrent operating lease liabilities	6,058
Deferred income taxes	42,204
Other noncurrent liabilities	383
Total liabilities not subject to compromise	305,224
Liabilities subject to compromise	306,419
Stockholders’ equity	543,438
Total liabilities and stockholders’ equity	$1,155,081

PIONEER ENERGY SERVICES CORP. DEBTOR ENTITIES (DEBTOR IN POSSESSION)
CONDENSED COMBINED STATEMENT OF OPERATIONS
(unaudited)

Three months ended March 31, 2020
(in thousands)

Revenues	$99,867

Costs and expenses:
Operating costs	79,885
Depreciation	20,683
General and administrative	14,155
Pre-petition restructuring charges	17,074
Impairment	17,853
Bad debt expense, net	727
Gain on dispositions of property and equipment, net	(717)
Intercompany leasing	(1,215)
Total costs and expenses	148,445
Loss from operations	(48,578)

Other income (expense):
Equity in losses of subsidiaries	(31,726)
Interest expense, net of interest capitalized	(8,668)
Reorganization items	(6,663)
Other income (expense), net	197
Total other expense, net	(46,860)

Loss before income taxes	(95,438)
Income tax (expense) benefit	1,116
Net loss	$(94,322)
PIONEER ENERGY SERVICES CORP. DEBTOR ENTITIES (DEBTOR IN POSSESSION)
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(unaudited)

Three months ended March 31, 2020
(in thousands)

Cash flows from operating activities	$(4,277)

Cash flows from investing activities:
Purchases of property and equipment	(6,180)
Proceeds from sale of property and equipment	876
(5,304)

Cash flows from financing activities:
Proceeds from DIP Facility	4,000
DIP Facility issuance costs	(988)
Purchase of treasury stock	(7)
Intercompany contributions	53
3,058

Net decrease in cash, cash equivalents and restricted cash	(6,523)
Beginning cash, cash equivalents and restricted cash	15,459
Ending cash, cash equivalents and restricted cash	$8,936
Other Subsequent Events
In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale.

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
Contract Asset and Liability Balances and Contract Cost Assets
Contract asset and contract liability balances relate to demobilization and mobilization revenues, respectively. Demobilization revenue that we expect to receive is recognized ratably over the related contract term, but invoiced upon completion of the demobilization activity. Mobilization revenue, which is typically collected upon the completion of the initial mobilization activity, is deferred and recognized ratably over the related contract term. Contract asset and liability balances are netted at the contract level, with the net current and noncurrent portions separately classified in our condensed consolidated balance sheets, and the resulting contract liabilities are referred to herein as “deferred revenues.” When demobilization revenues are recognized prior to the activity being performed, they are not yet billable, and the resulting contract assets are included in our other current assets in our unaudited condensed consolidated financial statements.
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

Our current and noncurrent deferred revenues, contract assets and deferred costs as of March 31, 2020 and December 31, 2019 were as follows (amounts in thousands):

	March 31, 2020	December 31, 2019
Current deferred revenues	$997	$1,339
Current deferred costs	591	1,071
Current contract assets	795	—

Noncurrent deferred revenues	$—	$57
Noncurrent deferred costs	142	267
The changes in contract balances during the three months ended March 31, 2020 are primarily related to the amortization of deferred revenues and costs during the period, partially offset by increases related to two rigs deployed under new contracts in 2020, and an increase in demobilization revenues recognized on contracts that are expected to expire or be terminated in the near term. Amortization of deferred revenues and costs during the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended March 31,
	2020	2019
Amortization of deferred revenues	$1,613	$954
Amortization of deferred costs	1,263	986
In late March 2020, rather than terminating their contracts with us, several of our clients elected to temporarily stack the rigs and place them on an extended standby for a reduced revenue rate and the option to reactivate the rig through the remainder of the contract term.
4.    Property and Equipment
Capital Expenditures — Our capital expenditure additions were $7.9 million and $18.4 million, including the impact of accruals for capital additions, during the three months ended March 31, 2020 and 2019, respectively. Capital additions during the three months ended March 31, 2020 primarily related to routine expenditures to maintain our fleets, while capital additions during the corresponding period also included the completion of construction on our 17th AC drilling rig which we deployed in March 2019, and various vehicle and ancillary equipment purchases and upgrades.
Gain/Loss on Disposition of Property — We recognized net gains of $0.7 million and $1.1 million during the three months ended March 31, 2020 and 2019, respectively, on the disposition or sale of various property and equipment, including drill pipe and collars and certain older and/or underutilized equipment.
Assets Held for Sale — We have various equipment designated as held for sale with values of $1.8 million and $3.4 million in aggregate as of March 31, 2020 and December 31, 2019, respectively, primarily consisting of real estate property for two wireline locations closed during 2019 that were sold in 2020, and the remaining equipment from two SCR drilling rigs which were dismantled for spare parts.
During the three months ended March 31, 2020 and 2019, we recognized impairment charges of $1.5 million and $1.0 million, respectively, to reduce the carrying values of assets which were classified as held for sale, to their estimated fair values, based on expected sales prices which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures.
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

Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020.
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
5.     Leases
As a drilling and production services provider, we provide the drilling rigs and production services equipment which are necessary to fulfill our performance obligations and which are considered leases under ASU No. 2016-02, Leases, (together with its amendments, herein referred to as “ASC Topic 842”). However, ASU No. 2018-11, Leases: Targeted Improvements, allows lessors to (i) combine the lease and non-lease components of revenues when the revenue recognition pattern is the same and when the lease component, when accounted for separately, would be considered an operating lease, and (ii) account for the combined lease and non-lease components under ASC Topic 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component. We elected to apply this expedient and therefore recognize our revenues (both lease and service components) under ASC Topic 606, and present them as one revenue stream in our unaudited condensed consolidated statements of operations.
As a lessee, we lease our corporate office headquarters in San Antonio, Texas, and we conduct our business operations through 19 other regional offices located throughout the United States and internationally in Colombia. These operating locations typically include regional offices, storage and maintenance yards and employee housing sufficient to support our operations in the area. We lease most of these properties under non-cancelable term and month-to-month operating leases, many of which contain renewal options that can extend the lease term from three months to five years and some of which contain escalation clauses. We also lease various items of supplemental equipment, typically under cancelable short-term and very short term (less than 30 days) leases. Due to the nature of our business, any option to renew these short-term leases, and the options to extend certain of our long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
The following table summarizes our lease expense recognized, excluding variable lease costs (amounts in thousands):

	Three months ended March 31,
	2020	2019
Long-term operating lease expense	$662	$842
Short-term operating lease expense	3,526	3,403

The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	March 31, 2020	December 31, 2019
Within 1 year	$2,413	$2,496
In the second year	1,966	1,933
In the third year	1,592	1,447
In the fourth year	1,259	1,117
In the fifth year	1,176	912
Thereafter	1,079	811
Total undiscounted lease obligations	$9,485	$8,716
Impact of discounting	(967)	(818)
Discounted value of operating lease obligations	$8,518	7,898

Current operating lease liabilities	$2,084	2,198
Noncurrent operating lease liabilities	6,434	5,700
	$8,518	7,898
During the three months ended March 31, 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $1.7 million.
6.     Debt and DIP Financing
The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our Senior Notes, the Prepetition ABL Facility, and Term Loan. Under the Bankruptcy Code, holders of our Senior Notes and the lenders under our Term Loan and the Prepetition ABL Facility were stayed from taking any action against us as a result of this event of default.
On the Effective Date, all applicable agreements governing the obligations under the Term Loan, Senior Notes and Prepetition ABL Facility were terminated. The Term Loan and Prepetition ABL Facility were paid in full and all outstanding obligations under the Senior Notes were canceled in exchange for 94.25% of the proforma common equity. For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Chapter 11 Cases and Subsequent Events.
As of March 31, 2020, our outstanding debt obligations were as follows:

March 31, 2020
Debtor in possession financing	$4,000

Term Loan	$175,000
Less unamortized discount on Term Loan	(1,656)
Less unamortized debt issuance costs on Term Loan	(2,423)
Long-term debt, less unamortized discount and debt issuance costs	$170,921

Senior Notes	$300,000
Unamortized debt issuance costs on Senior Notes	(2,003)
Accrued interest on Senior Notes	8,422
Liabilities subject to compromise	$306,419
Debtor-in-Possession Financing
On February 28, 2020, we received commitments pursuant to the Commitment Letter from PNC Bank, N.A. for a $75 million asset-based revolving loan debtor-in-possession financing facility and a $75 million asset-based revolving exit financing facility. On March 3, 2020, with the approval of the Bankruptcy Court, we entered into the DIP Facility and used the proceeds thereunder to refinance all outstanding letters of credit under the Prepetition ABL Facility in connection with the termination of the Prepetition ABL Facility and to pay fees and expenses in connection with the Chapter 11 proceedings and transaction and professional fees related thereto.

The DIP Facility provided financing with a 5-month maturity, bearing interest at a rate of LIBOR plus 200 basis points per annum, and contained customary covenants and events of default. The DIP Facility was terminated upon our emergence from the Chapter 11 Cases on May 29, 2020. Upon emergence from the Chapter 11 Cases, we entered into a new ABL Credit Facility, as described in more detail in Note 2, Chapter 11 Cases and Subsequent Events.
Senior Secured Term Loan - Not Subject to Compromise
Our senior secured term loan (the “Term Loan”) entered into in 2017 provided for one drawing in the amount of $175 million, net of a 2% original issue discount. Proceeds from the issuance of the Term Loan were used to repay the entire outstanding balance under our previous credit facility, plus fees and accrued and unpaid interest, as well as the fees and expenses associated with entering into the Term Loan and Prepetition ABL Facility. The remainder of the proceeds were used for other general corporate purposes.
Interest on the principal amount accrued at the LIBOR rate or the base rate as defined in the agreement, at our option, plus an applicable margin of 7.75% and 6.75%, respectively. The Term Loan was set to mature on November 8, 2022, or earlier, subject to certain circumstances as described in the agreement.
Our obligations under the Term Loan were guaranteed by our wholly-owned domestic subsidiaries, and secured by substantially all of our domestic assets, in each case, subject to certain exceptions and permitted liens.
Prepetition Asset-based Lending Facility
At the same time as we entered into the Term Loan in 2017, we also entered into a senior secured revolving asset-based credit facility (the “Prepetition ABL Facility”) which provided for borrowings in the aggregate principal amount of up to $75 million, subject to a borrowing base and including a $30 million sub-limit for letters of credit.
As of March 31, 2020, we had no borrowings outstanding under the Prepetition ABL Facility. As a part of the Chapter 11 process, the Prepetition ABL Facility was terminated at the Petition Date and all remaining unamortized debt issuance costs were written off in March 2020.
Senior Notes - Subject to Compromise
In 2014, we issued $300 million of unregistered senior notes at face value, with a coupon interest rate of 6.125% that were due in 2022 (the “Senior Notes”). The Senior Notes were set to mature on March 15, 2022 with interest due semi-annually in arrears on March 15 and September 15 of each year.
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
The Senior Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing domestic subsidiaries and by certain of our future domestic subsidiaries. (See Note 13, Guarantor/Non-Guarantor Condensed Consolidating Financial Statements.)
As a result of the Chapter 11 Cases, the Senior Notes ceased accruing interest as of the Petition Date, in accordance with the Plan.

7.	Valuation Allowances on Deferred Tax Assets and Tax Legislation Developments
Our deferred tax assets related to net operating losses, which are available to reduce future taxable income, consist of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Domestic net operating loss carryforward	$110,167	$102,827
Foreign net operating loss carryforward	5,826	8,007

We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As result, as of March 31, 2020 and December 31, 2019, we had valuation allowances of $68.5 million and $59.8 million that offset a portion of our domestic net deferred tax assets.
The majority of our domestic net operating losses will begin to expire in 2030, while losses generated after 2017 are carried forward indefinitely but are limited in usage to 80% of taxable income beginning in 2021. The majority of our foreign net operating losses are carried forward indefinitely, but losses generated after 2016 are carried forward for 12 years and will begin to expire in 2029. Upon our emergence from Chapter 11 on May 29, 2020, we underwent an ownership change, as defined in the U.S. Internal Revenue Code, which we expect will result in future annual limitations on the usage of our domestic net operating losses.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous corporate income tax provisions, some of which impact our calculation of income taxes, including providing for the carryback of certain net operating losses, modifications to the net interest deduction limitations, refundable payroll tax credits, and deferment of employer social security payments. However, the provisions did not have a material impact on our financial statements for the three months ended March 31, 2020.
8.     Fair Value of Financial Instruments
The FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. Our financial instruments consist primarily of cash and cash equivalents, trade and other receivables, trade payables, phantom stock unit awards, borrowings under the DIP Facility and long-term debt.
The carrying value of cash and cash equivalents, trade and other receivables, trade payables and borrowings under the DIP Facility are considered to be representative of their respective fair values due to the short-term nature of these instruments. The phantom stock unit awards are classified as liability awards and are carried at fair value in accordance with ASC Topic 718, Compensation—Stock Compensation.
Our Senior Notes are publicly registered and traded securities with observable market prices, which are defined by ASC Topic 820 as Level 2 inputs. However, as a result of the Chapter 11 Cases, there was minimal trading of our Senior Notes subsequent to the Petition Date. On the Effective Date, the Term Loan was repaid in full and all outstanding obligations under the Senior Notes were canceled in exchange for 94.25% of the proforma common equity.
9.     Earnings (Loss) Per Common Share
The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Numerator (both basic and diluted):
Net loss	$(69,104)	$(15,115)
Denominator:
Weighted-average shares (denominator for basic earnings (loss) per share)	78,753	78,311
Dilutive effect of outstanding stock options, restricted stock and restricted stock unit awards	—	—
Denominator for diluted earnings (loss) per share	78,753	78,311
Loss per common share - Basic	$(0.88)	$(0.19)
Loss per common share - Diluted	$(0.88)	$(0.19)
Potentially dilutive securities excluded as anti-dilutive	4,794	4,189

10.    Stock-Based Compensation Plans
As of March 31, 2020, we had outstanding stock option and restricted stock awards with vesting based on time of service conditions; restricted stock unit awards with vesting based on time of service conditions, and in certain cases, subject to performance and market conditions; and phantom stock unit awards with vesting based on time of service, performance and market conditions, which are classified as liability awards under ASC Topic 718, Compensation—Stock Compensation since we granted these awards with the expectation to settle them in cash once vested. However, we temporarily discontinued the grants of any new equity-based incentive awards until after our emergence from the Chapter 11 Cases.
The following table summarizes the stock-based compensation expense recognized, by award type, and the compensation expense (benefit) recognized for phantom stock unit awards during the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three months ended March 31,
	2020	2019
Stock option awards	$9	$51
Restricted stock awards	133	114
Restricted stock unit awards	186	702
	$328	$867
Phantom stock unit awards	$(3)	$848
Upon our emergence from the Chapter 11 Cases in May 2020, all unvested equity-based incentive compensation awards vested in full, and settled in shares of our new post-emergence common stock.
Pursuant to the terms of the Plan, we adopted the Pioneer Energy Services Corp. 2020 Employee Incentive Plan (the “Employee Incentive Plan”) providing for the issuance from time to time, as approved by the Company’s new board of directors, of equity and equity-based awards with respect to the Common Stock in the aggregate and on a fully-diluted basis, of up to 1,198,074 shares of Common Stock, representing approximately 114% of the shares of Common Stock issued on the Effective Date, but representing 10% of the shares of Common Stock issued on the Effective Date on a fully-diluted basis. The shares of Common Stock issued under the Employee Incentive Plan in the future will dilute all of the shares of Common Stock issued on the Effective Date and all shares of Common Stock issued upon conversion of the Convertible Notes equally.
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
The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	As of and for the three months ended March 31,
	2020	2019
Revenues:
Domestic drilling	$35,891	$38,009
International drilling	14,455	21,643
Drilling services	50,346	59,652

	As of and for the three months ended March 31,
	2020	2019
Well servicing	25,616	26,254
Wireline services	33,133	45,874
Coiled tubing services	5,227	14,788
Production services	63,976	86,916
Consolidated revenues	$114,322	$146,568

Operating costs:
Domestic drilling	$23,865	$22,469
International drilling	12,138	16,485
Drilling services	36,003	38,954
Well servicing	20,951	18,896
Wireline services	28,284	39,347
Coiled tubing services	6,784	11,388
Production services	56,019	69,631
Consolidated operating costs	$92,022	$108,585

Gross margin:
Domestic drilling	$12,026	$15,540
International drilling	2,317	5,158
Drilling services	14,343	20,698
Well servicing	4,665	7,358
Wireline services	4,849	6,527
Coiled tubing services	(1,557)	3,400
Production services	7,957	17,285
Consolidated gross margin	$22,300	$37,983

Identifiable Assets:
Domestic drilling (1)	$336,260	$377,239
International drilling (1) (2)	51,443	44,565
Drilling services	387,703	421,804
Well servicing	107,747	121,861
Wireline services	66,712	96,297
Coiled tubing services	11,373	40,810
Production services	185,832	258,968
Corporate	42,199	56,319
Consolidated identifiable assets	$615,734	$737,091

Depreciation:
Domestic drilling	$10,905	$10,545
International drilling	1,301	1,343
Drilling services	12,206	11,888
Well servicing	4,781	4,882
Wireline services	3,077	4,075
Coiled tubing services	1,693	1,528
Production services	9,551	10,485
Corporate	227	280
Consolidated depreciation	$21,984	$22,653

	As of and for the three months ended March 31,
	2020	2019
Capital Expenditures:
Domestic drilling	$3,241	$8,242
International drilling	1,167	1,758
Drilling services	4,408	10,000
Well servicing	1,717	3,895
Wireline services	1,572	2,835
Coiled tubing services	163	1,524
Production services	3,452	8,254
Corporate	1	121
Consolidated capital expenditures	$7,861	$18,375

(1)
Identifiable assets for our drilling segments include the impact of a $32.9 million and $42.5 million intercompany balance, as of March 31, 2020 and 2019, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).

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

The following table reconciles the consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Three months ended March 31,
	2020	2019
Consolidated gross margin	$22,300	$37,983
Depreciation	(21,984)	(22,653)
General and administrative	(14,655)	(19,758)
Pre-petition restructuring charges	(17,074)	—
Impairment	(17,853)	(1,046)
Bad debt (expense) recovery, net	(727)	(62)
Gain on dispositions of property and equipment, net	717	1,075
Loss from operations	$(49,276)	$(4,461)
In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale.
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
We are currently undergoing sales and use tax audits for multi-year periods. As of March 31, 2020 and December 31, 2019, our accrued liability was $2.1 million and $2.0 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

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
Backstop Commitment Agreement
Prior to filing the Plan, we entered into a separate backstop commitment agreement with the Consenting Noteholders and certain members of our senior management (the “Backstop Commitment Agreement”), pursuant to which the Consenting Noteholders and certain members of our senior management committed to backstop approximately $118 million and $1.8 million, respectively, of new convertible bonds to be issued in a rights offering. As consideration for this commitment, we committed to make an aggregate payment of $9.4 million and $0.1 million to the Consenting Noteholders and certain members of our senior management, respectively, in the form of additional new convertible bonds, or in cash if the Backstop Commitment Agreement was terminated under certain circumstances as forth therein. As a result, we incurred a liability and expense at the time we entered into the Backstop Commitment Agreement for the aggregate amount of $9.6 million (the “Commitment Premium”) which was recognized in our condensed consolidated financial statements as of and for the three months ended March 31, 2020. The Commitment Premium was settled in conjunction with our emergence from Chapter 11 and the issuance of the Convertible Notes. For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Chapter 11 Cases and Subsequent Events.
13.    Guarantor/Non-Guarantor Condensed Consolidating Financial Statements
Our Senior Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all existing 100% owned domestic subsidiaries, except for Pioneer Services Holdings, LLC. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia did not guarantee our Senior Notes. The non-guarantor subsidiaries did not have any payment obligations under the Senior Notes, the guarantees or the Indenture.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary would be obligated to pay the holders of its debt and other liabilities, including its trade creditors, before it would be able to distribute any of its assets to us. As of March 31, 2020, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company. The Senior Notes, the guarantees, and the Indenture were terminated on the Effective Date pursuant to the Plan.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,937	$—	$7,520	$—	$15,457
Restricted cash	998	—	—	—	998
Receivables, net of allowance	157	84,517	18,420	(171)	102,923
Intercompany receivable (payable)	(26,931)	59,530	(32,599)	—	—
Inventory	—	9,530	12,089	—	21,619
Assets held for sale	—	1,825	—	—	1,825
Prepaid expenses and other current assets	2,452	4,675	1,002	—	8,129
Total current assets	(15,387)	160,077	6,432	(171)	150,951
Net property and equipment	2,144	410,567	27,243	—	439,954
Investment in subsidiaries	508,145	41,392	—	(549,537)	—
Deferred income taxes	38,948	—	9,264	(38,948)	9,264
Operating lease assets	2,911	4,530	531	—	7,972
Other noncurrent assets	1,295	459	5,839	—	7,593
Total assets	$538,056	$617,025	$49,309	$(588,656)	$615,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,373	$20,793	$5,608	$—	$28,774
Deferred revenues	—	428	569	—	997
Commitment premium	9,584	—	—	—	9,584
Debtor in possession financing	4,000	—	—	—	4,000
Accrued expenses	6,738	41,742	1,364	(171)	49,673
Total current liabilities	22,695	62,963	7,541	(171)	93,028
Long-term debt, less unamortized discount and debt issuance costs	170,921	—	—	—	170,921
Noncurrent operating lease liabilities	2,583	3,475	376	—	6,434
Deferred income taxes	—	42,204	—	(38,948)	3,256
Other noncurrent liabilities	145	238	—	—	383
Total liabilities not subject to compromise	196,344	108,880	7,917	(39,119)	274,022
Liabilities subject to compromise	306,419	—	—	—	306,419
Total stockholders’ equity	35,293	508,145	41,392	(549,537)	35,293
Total liabilities and stockholders’ equity	$538,056	$617,025	$49,309	$(588,656)	$615,734

	December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,461	$—	$10,158	$—	$24,619
Restricted cash	998	—	—	—	998
Receivables, net of allowance	107	92,394	30,908	117	123,526
Intercompany receivable (payable)	(28,664)	64,485	(35,821)	—	—
Inventory	—	10,325	12,128	—	22,453
Assets held for sale	—	3,447	—	—	3,447
Prepaid expenses and other current assets	2,849	4,122	898	—	7,869
Total current assets	(10,249)	174,773	18,271	117	182,912
Net property and equipment	2,374	441,567	27,229	—	471,170
Investment in subsidiaries	547,123	47,953	—	(595,076)	—
Deferred income taxes	44,224	—	11,540	(44,224)	11,540
Operating lease assets	3,114	3,581	569	—	7,264
Other noncurrent assets	506	562	—	—	1,068
Total assets	$587,092	$668,436	$57,609	$(639,183)	$673,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,811	$24,436	$6,304	$—	$32,551
Deferred revenues	—	513	826	—	1,339
Accrued expenses	10,570	44,893	2,111	117	57,691
Total current liabilities	12,381	69,842	9,241	117	91,581
Long-term debt, less unamortized discount and debt issuance costs	467,699	—	—	—	467,699
Noncurrent operating lease liabilities	2,749	2,536	415	—	5,700
Deferred income taxes	—	48,641	—	(44,224)	4,417
Other noncurrent liabilities	187	294	—	—	481
Total liabilities	483,016	121,313	9,656	(44,107)	569,878
Total stockholders’ equity	104,076	547,123	47,953	(595,076)	104,076
Total liabilities and stockholders’ equity	$587,092	$668,436	$57,609	$(639,183)	$673,954

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three months ended March 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$99,867	$14,455	$—	$114,322
Costs and expenses:
Operating costs	—	79,885	12,137	—	92,022
Depreciation	227	20,456	1,301	—	21,984
General and administrative	5,943	8,212	635	(135)	14,655
Pre-petition restructuring charges	17,074	—	—	—	17,074
Impairment	—	17,853	—	—	17,853
Bad debt expense, net	—	727	—	—	727
Gain on dispositions of property and equipment, net	3	(720)	—	—	(717)
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	23,247	125,198	15,288	(135)	163,598
Income (loss) from operations	(23,247)	(25,331)	(833)	135	(49,276)
Other income (expense):
Equity in earnings of subsidiaries	(25,218)	(6,508)	—	31,726	—
Interest expense, net of interest capitalized	(8,669)	1	17	—	(8,651)
Reorganization items	(6,663)	—	—	—	(6,663)
Other	(37)	234	(5,607)	(135)	(5,545)
Total other income (expense)	(40,587)	(6,273)	(5,590)	31,591	(20,859)
Income (loss) before income taxes	(63,834)	(31,604)	(6,423)	31,726	(70,135)
Income tax (expense) benefit [1]	(5,270)	6,386	(85)	—	1,031
Net income (loss)	$(69,104)	$(25,218)	$(6,508)	$31,726	$(69,104)

	Three months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$124,925	$21,643	$—	$146,568
Costs and expenses:
Operating costs	—	92,102	16,483	—	108,585
Depreciation	280	21,030	1,343	—	22,653
General and administrative	7,996	11,446	451	(135)	19,758
Impairment	—	1,046	—	—	1,046
Bad debt expense, net	—	62	—	—	62
Gain on dispositions of property and equipment, net	—	(984)	(91)	—	(1,075)
Intercompany leasing	—	(1,215)	1,215	—	—
Total costs and expenses	8,276	123,487	19,401	(135)	151,029
Income (loss) from operations	(8,276)	1,438	2,242	135	(4,461)
Other income (expense):
Equity in earnings of subsidiaries	2,768	2,464	—	(5,232)	—
Interest expense, net of interest capitalized	(9,874)	(14)	3	—	(9,885)
Other	206	266	347	(135)	684
Total other income (expense)	(6,900)	2,716	350	(5,367)	(9,201)
Income (loss) before income taxes	(15,176)	4,154	2,592	(5,232)	(13,662)
Income tax (expense) benefit [1]	61	(1,386)	(128)	—	(1,453)
Net income (loss)	$(15,115)	$2,768	$2,464	$(5,232)	$(15,115)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(21,117)	$16,839	$(1,262)	$149	$(5,391)

Cash flows from investing activities:
Purchases of property and equipment	(563)	(5,617)	(1,323)	—	(7,503)
Proceeds from sale of property and equipment	—	876	—	(149)	727
	(563)	(4,741)	(1,323)	(149)	(6,776)

Cash flows from financing activities:
Proceeds from DIP Facility	4,000	—	—	—	4,000
DIP Facility issuance costs	(988)	—	—	—	(988)
Purchase of treasury stock	(7)	—	—	—	(7)
Intercompany contributions/distributions	12,151	(12,098)	(53)	—	—
	15,156	(12,098)	(53)	—	3,005

Net decrease in cash, cash equivalents and restricted cash	(6,524)	—	(2,638)	—	(9,162)
Beginning cash, cash equivalents and restricted cash	15,459	—	10,158	—	25,617
Ending cash, cash equivalents and restricted cash	$8,935	$—	$7,520	$—	$16,455

	Three months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(18,807)	$7,603	$414	$—	$(10,790)

Cash flows from investing activities:
Purchases of property and equipment	(162)	(15,496)	(1,186)	—	(16,844)
Proceeds from sale of property and equipment	—	987	56	—	1,043
	(162)	(14,509)	(1,130)	—	(15,801)

Cash flows from financing activities:
Purchase of treasury stock	(120)	—	—	—	(120)
Intercompany contributions/distributions	(6,861)	6,906	(45)	—	—
	(6,981)	6,906	(45)	—	(120)

Net decrease in cash, cash equivalents and restricted cash	(25,950)	—	(761)	—	(26,711)
Beginning cash, cash equivalents and restricted cash	51,348	—	3,216	—	54,564
Ending cash, cash equivalents and restricted cash	$25,398	$—	$2,455	$—	$27,853

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. These forward-looking statements are based on our current beliefs, intentions, and expectations and are not guarantees or indicators of future performance. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including risks and uncertainties relating to the effects of our bankruptcy on our business and relationships, the concentration of our equity ownership following bankruptcy, the application of fresh start accounting, the effect of the coronavirus (COVID-19) pandemic on our industry, general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, operating hazards inherent in our operations, the supply of marketable equipment within the industry, the continued availability of new components for our fleets, the continued availability of qualified personnel, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment, the occurrence of cybersecurity incidents, the success or failure of future dispositions or acquisitions, future compliance with our debt agreements, and the impact of not having our common stock listed on a national securities exchange. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Form 10-K/A for the year ended December 31, 2019, including under the headings “Risk Factors” in Item 1A and “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our stockholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Form 10-K/A for the year ended December 31, 2019.

Recent Developments
Reorganization and Emergence from Chapter 11
In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we took a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, we believed that even after taking these actions, we would not have sufficient liquidity to satisfy all of our future financial obligations, comply with our debt covenants, and execute our business plan. As a result, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on March 1, 2020.
On May 11, 2020, the Bankruptcy Court confirmed the Plan and on May 29, 2020, the conditions to effectiveness of the Plan were satisfied and the Pioneer RSA Parties emerged from Chapter 11. Our completion of the Chapter 11 Cases has allowed us to significantly de-leverage our balance sheet, reduce overall indebtedness and reduce our future cash interest obligations.
On the Effective Date, all applicable agreements governing the obligations under the Term Loan, Senior Notes and Prepetition ABL Facility were terminated. The Term Loan and Prepetition ABL Facility were paid in full and all outstanding obligations under the Senior Notes were canceled in exchange for 94.25% of the proforma common equity. On the Effective Date, we entered into a $75 million senior secured asset-based revolving credit agreement (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”), the proceeds of which were used to repay our outstanding Term Loan and certain related fees, all of which are described in more detail in the Liquidity and Capital Resources section below, under the headings entitled ABL Credit Facility and Debt Instruments and Compliance Requirements.
Also on the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including the existing common stock, issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed canceled, discharged and of no force or effect. Pursuant to the Plan, we issued a total of 1,049,804 shares of our new common stock, with approximately 94.25% of such new common stock being issued to holders of the Senior Notes outstanding immediately prior to the Effective Date. Holders of the existing common stock received an aggregate of 5.75% of the proforma common equity (subject to the dilution from the Convertible Notes and new management incentive plan), at a conversion rate of 0.0006849838 new shares for each existing share.
As part of the transactions undertaken pursuant to the Plan, we converted from a Texas corporation to a Delaware corporation, filed the Certificate of Incorporation of the Company with the office of the Secretary of State of the State of Delaware and adopted Amended and Restated Bylaws of the Company.
Shares of our common stock were delisted from the OTC Pink Marketplace. We anticipate the trading of our new common stock on the OTC market to commence again in the near future.
For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Chapter 11 Cases and Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements.
Fresh Start Accounting — We expect to adopt the fresh start accounting rules upon emergence from Chapter 11, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets included in this Quarterly Report on Form 10-Q.
Effects of COVID 19
Measures taken by federal, state and local governments, both globally and domestically, to reduce the rate of spread of COVID-19 have resulted in a decrease in general economic activity and a corresponding decrease in global and domestic energy demand, which has negatively impacted oil and gas prices, which in turn has reduced demand for, and the pricing of, products and services provided to the oil and gas industry, including the products and services which we provide. In addition, actions by OPEC and a group of other oil-producing nations led by Russia have negatively impacted crude oil prices. These events pushed crude oil storage near capacity and drove prices down significantly during March, April and

May 2020. See the section entitled “Market Conditions and Outlook” below. To the extent these conditions continue to exist in future periods, our clients’ willingness and ability to explore for, develop and produce hydrocarbons will be adversely affected, which will reduce demand for our products and services and adversely affect our results of operations and liquidity.
We have worked to respond to the recent and current market conditions in a number of ways, including:

•
Reduced Capital Spending. We significantly reduced our initial 2020 capital expenditure budget. Currently, we expect to spend a total of $15 million to $17 million on capital expenditures during 2020; our original budget contemplated capital expenditures of approximately $40 million. We continue to closely monitor current market conditions to assess what additional changes, if any, should be made to our 2020 capital expenditures budget.

•
Closure of Under-performing Operations. In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale. We have also closed or consolidated 7 operating locations within our wireline and well servicing operations and exited 13 long-term leases during 2020, as well as various other short-term leases that support our business, in order to reduce overhead and improve profitability.

•
Cost-Cutting Measures. Throughout 2020, we have implemented various cost-cutting measures including, among other things, (i) a 50% reduction in our total headcount, (ii) the suspension of our Employee Incentive Plan and determining that no bonuses would be payable thereunder in respect of the first quarter of 2020, (ii) a reduction in the base salaries of each of our executive officers by 20% to 28%, (iii) certain salary and incentive compensation reductions for administrative and operations personnel throughout the company, and (iv) the elimination of certain benefits, including 401K matching.

•
Safety Measures. We have taken proactive steps in our field operations and corporate offices to protect the health and safety of our employees and contractors, including temperature screenings at field job sites, remote working for our office employees and we implemented procedures for hygiene and distancing at all our locations.

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
25

•
Production Services — Our production services business segments provide a range of services to producers primarily in Texas and the Mid-Continent and Rocky Mountain regions, as well as in North Dakota, Louisiana and Mississippi.

◦
Well Servicing. Our fleet consists of 111 rigs with 550 horsepower and 12 rigs with 600 horsepower which are deployed through 6 operating locations concentrated in Texas, as well as in North Dakota and Mississippi.

◦
Wireline Services. Our fleet of 93 wireline units, including nine units that offer greaseless electric wireline used to reach further depths in longer laterals and two greaseless, EcoQuietTM units designed to reduce noise when operating in proximity to urban areas, is deployed through 7 operating locations concentrated in Texas and the Rocky Mountain and Mid-Continent regions, as well as in Louisiana and North Dakota.

◦
Coiled Tubing Services. Our fleet consists of 4 small-diameter and 5 large-diameter (larger than two inches) units, which were deployed through 2 operating locations providing services in Texas, Wyoming and surrounding areas. In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale.

Pioneer Energy Services Corp. was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Since then, we have significantly expanded and transformed our business through acquisitions and organic growth. Upon emergence from Chapter 11 in May 2020, we converted from a Texas corporation to a Delaware corporation.
Our business is comprised of two business lines — Drilling Services and Production Services. We report our Drilling Services business as two reportable segments: (i) Domestic Drilling and (ii) International Drilling. We report our Production Services business as three reportable segments: (i) Well Servicing, (ii) Wireline Services, and (iii) Coiled Tubing Services. Financial information about our operating segments is included in Note 11, Segment Information, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
However, in a severe downturn that is prolonged, both operating and capital expenditures are significantly reduced, and the demand for all our service offerings is significantly impacted. After a prolonged downturn among the production services, the demand for workover services generally improves first, followed by the demand for completion-oriented services as exploration and production companies begin to complete wells that were previously drilled but not completed during the downturn, and to complete newly drilled wells as the demand for drilling services improves during recovery.
For additional information concerning the potential effects of volatility in oil and gas prices and other industry trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020, as amended by Form 10-K/A filed with the SEC on April 28, 2020.

Market Conditions and Outlook — Since January 2020, the COVID-19 pandemic and fear of further spread of the coronavirus have caused disruptions in international economies and international financial and oil markets, including a significant decline in the price of oil. The economic downturn caused by the COVID-19 pandemic has weakened demand for oil, and after OPEC and a group of other oil-producing nations led by Russia failed on March 6, 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production. In April 2020, OPEC and other oil-producing nations, including Russia, came to an agreement to cut limited amounts of production in May and June 2020. The market competition between OPEC and non-OPEC countries and the impact of the COVID-19 pandemic simultaneously increased oil supply and decreased global demand for oil. These extreme supply and demand dynamics caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending. We cannot predict whether or when the current imbalance in supply and demand will correct, and when and to what extent crude oil production activities will return to normalized levels.
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
The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Guiberson/Association of Energy Service Companies) from March 2019 through March 2020 are illustrated in the graphs below.
The trends in commodity pricing and domestic rig counts from January through May 2020 are illustrated below:

The recent commodity price environment and global oversupply of oil has resulted in an oversupply of equipment in our industry, declining rig counts and dayrates, and substantially reduced activity for all our service offerings. Oil and gas exploration and production companies have reduced their previously planned capital spending programs for 2020, thereby reducing demand for our services. In March 2020, many operators began to curtail operations and several of our clients terminated their drilling contracts with us in April and May 2020.
At the end of March 31, 2020, 15 of our 25 drilling rigs were earning revenues, 11 of which were under term contracts, and 3 more were under contract but with suspended operations. By the end of May 2020, 10 of our drilling rigs were earning revenues, 3 of which were earning but not working, with an aggregate average term remaining of approximately 10 months. Utilization of our production services fleets also dropped significantly in response to recent market conditions, and in April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale.
While the current industry conditions impacted our results for only the latter portion of the first quarter of 2020, we have experienced and are projecting continued declines in the near term. We are currently focusing our efforts on reducing costs and the realignment of certain businesses, while maintaining essential functions and readiness for when the market improves. We believe our high-quality equipment, services, and excellent safety record position us well to compete when our industry recovers.

Liquidity and Capital Resources
Liquidity Overview
Our completion of the Chapter 11 Cases has allowed us to significantly de-leverage our balance sheet, reduce overall indebtedness and reduce our future cash interest obligations. We currently expect that cash and cash equivalents, cash generated from operations, proceeds from sales of assets, and available funds under our current ABL Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months. However, our ability to maintain sufficient liquidity and compliance with our debt instruments over the next 12 months is dependent upon the level of demand for our products and services, the level of spending by our clients, our ability to collect our receivables and access borrowings under our current ABL Credit Facility, the supply and demand for oil, oil and gas prices, general economic and market conditions and other factors which are beyond our control.
Our ability to grow, make capital expenditures and service our debt depends primarily upon the level of demand for our products and services, the level of spending by our clients, our ability to collect our receivables and access borrowings under our current ABL Credit Facility, the supply and demand for oil, and oil and gas prices. The market competition between OPEC and non-OPEC countries and the impact of the COVID-19 pandemic has caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending. A continued decrease in the demand for oil, combined with current depressed oil prices, has affected and could continue to negatively affect the amount of cash we generate and have available for capital expenditures and debt service. The decrease in demand for our products and services has resulted in decreased availability under our ABL Credit Facility, which at May 31, 2020 was $20.3 million.
In addition, as a result of current market conditions, certain of our clients are facing financial pressures and liquidity issues. There can be no assurance that one or more of our clients will not delay or default on payments owed to us or file for bankruptcy protection, in which case we may be unable to collect all, or any portion, of the accounts receivable owed to us by such clients. Delays or defaults in payments of accounts receivable owed to us may also adversely affect our borrowing base and our ability to borrow under our ABL Credit Facility.
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	cash and cash equivalents;

•	cash generated from operations; and

•	the availability under our current ABL Credit Facility.
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. However, our ability to access the capital markets by issuing debt or equity securities will be dependent on market conditions, our financial condition, and other factors beyond our control. Additionally, the current ABL Credit Facility and the indentures for our Convertible Notes and Senior Secured Notes contain covenants that limit our ability to incur additional indebtedness, the incurrence of which would also first require the approval of two of our principal stockholders.
Debtor-in-Possession Financing — On March 3, 2020, with the approval of the Bankruptcy Court, we entered into the DIP Facility and used the proceeds thereunder to refinance all outstanding letters of credit under the Prepetition ABL Facility in connection with the termination of the Prepetition ABL Facility and to pay fees and expenses in connection with the Chapter 11 proceedings and transaction and professional fees related thereto. Upon emergence from Chapter 11 on May 29, 2020, the DIP Facility was paid in full and terminated, and we entered into a new ABL Credit Facility, as described below. For a description of our Prepetition ABL Facility and the DIP Facility, see Note 6, Debt and DIP Financing, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements.
ABL Credit Facility — On the Effective Date, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million among us and our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent. Among other things, proceeds of loans under the ABL Credit Facility may be used to pay fees and expenses associated with the ABL Credit Facility and finance ongoing working capital and general corporate needs.
The maturity date of loans made under the ABL Credit Facility is the earliest of 90 days prior to maturity of the Senior Secured Notes or the Convertible Notes (both of which are described below in the section entitled Debt Instruments and

Compliance Requirements) and May 29, 2025. Borrowings under the ABL Credit Facility will bear interest at a rate of (i) the LIBOR rate, with a LIBOR rate floor of 0%, plus an applicable margin in the range of 175 to 225 basis points per annum, or (ii) the base rate plus an applicable margin in the range of 75 to 125 basis points per annum, in both cases based on the average excess availability, as defined in the ABL Credit Facility.
The ABL Credit Facility is guaranteed by the Borrowers and is secured by a first lien on the Borrowers’ accounts receivable and inventory, and the cash proceeds thereof, and a second lien on substantially all of the other assets and properties of the Borrowers. The ABL Credit Facility limits our annual capital expenditures to 125% of the budget set forth in the projections for any fiscal year and provides that if our availability falls below $11.25 million (15% of the maximum revolver amount), we will be required to comply with a fixed charge coverage ratio of 1.0 to 1.0, all of which is defined in the ABL Credit Facility. If compliance with the fixed charge coverage ratio were required as of the date hereof, we do not expect, based on our current performance, that we would be in compliance with such ratio, which would constitute a default under the ABL Credit Facility and cause cross-defaults of our other debt instruments.
As of May 31, 2020, we had no borrowings and approximately $7.1 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at May 31, 2020, availability under the ABL Credit Facility was $20.3 million, which our access to would be limited by our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above.
Uses of Capital Resources
Our principal liquidity requirements are currently for:

•	working capital needs;

•	capital expenditures; and

•	debt service.
Our working capital needs typically fluctuate in relation to activity and pricing. Following a sustained period of low activity, our working capital needs generally increase as we invest in reactivating previously idle equipment and in purchases of inventory and supplies for expected increasing activity. Our capital requirements to maintain our equipment also fluctuate in relation to activity, and increase following a period of sustained low activity. Our capital requirements are also increased during periods of expansion, at which times we have been more likely to access capital through equity or debt financing. During periods of sustained low activity and pricing, when our cash flow from operations are negatively impacted, we may also access additional capital through the use of available funds under the ABL Credit Facility.
Working Capital — Our working capital and current ratio, which we calculate by dividing current assets by current liabilities, was as follows as of March 31, 2020 and December 31, 2019 (amounts in thousands, except current ratio):

	March 31, 2020	December 31, 2019	Change
Current assets	$150,951	$182,912	$(31,961)
Current liabilities	93,028	91,581	1,447
Working capital	$57,923	$91,331	$(33,408)
Current ratio	1.6	2.0	(0.4)
Our current assets decreased by $32.0 million during 2020, primarily related to a $14.9 million decrease in total trade and unbilled receivables, a $9.2 million decrease in cash and cash equivalents, and a $5.2 million decrease in other receivables.

•
The net decrease in our total trade and unbilled receivables during 2020 is primarily due to the 12% decrease in our revenues during the quarter ended March 31, 2020, as compared to the quarter ended December 31, 2019. Our domestic trade receivables generally turn over within 60 days, and our Colombian trade receivables generally turn over within 120 days.

•
The decrease in cash and cash equivalents during 2020 is primarily due to $7.5 million of cash used for the purchase of property and equipment and $5.4 million of cash used in operating activities, offset in part by $4.0 million of proceeds from the issuance of our DIP facility.

•	The decrease in other receivables during 2020 is primarily due to the decrease in recoverable taxes for our international operations as credits were applied during 2020 to reduce import taxes payable.
Our current liabilities increased by $1.4 million during 2020, primarily related to the $9.6 million Commitment Premium liability incurred pursuant to the Backstop Commitment Agreement entered into in February 2020 and $4.0 million of borrowings under our DIP Facility. (For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Chapter 11 Cases and Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements.) These increases more than offset a $5.3 million decrease in accrued interest expense as well as decreases in accounts payable and accrued employee compensation, as described further below.

•	Our accrued interest decreased during 2020 because the Senior Notes stopped accruing interest as of March 1, 2020, in accordance with the terms of the Plan.

•
The $3.8 million decrease in accounts payable during 2020 is primarily due to the 7% decrease in our operating costs for the quarter ended March 31, 2020 as compared to the quarter ended December 31, 2019 as well as the timing of payments at each period-end.

•
The decrease in accrued employee compensation and related costs during 2020 resulted from a decrease in accrued cash incentive compensation associated with the $3.5 million payment of fourth quarter 2019 bonuses, which were paid in the first quarter of 2020, and the suspension of our incentive plan beginning in the first quarter of 2020.

Capital Expenditures — During the three months ended March 31, 2020, we spent $7.5 million on purchases of property and equipment and placed into service property and equipment of $7.9 million. Currently, we expect to spend a total of $15 million to $17 million on capital expenditures during 2020. Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, availability of capital resources, and the level of investment opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2020 from operating cash flow in excess of our working capital requirements, although available borrowings under our ABL Credit Facility are also available, if necessary.
Debt Instruments and Compliance Requirements — As of March 1, 2020, we were in default under our Term Loan, Prepetition ABL Facility, and Senior Notes. Filing the Chapter 11 Cases accelerated our Term Loan, Prepetition ABL Facility, and Senior Notes obligations. Additionally, events of default under the credit agreements governing our Term Loan and Prepetition ABL Facility and the indenture governing our Senior Notes occurred, including as a result of cross-defaults between such credit agreements and indenture. However, any efforts to enforce such payment obligations were automatically stayed under the provisions of the Bankruptcy Code. On the Effective Date, all applicable agreements governing the obligations under the Term Loan, Senior Notes and Prepetition ABL Facility were terminated. The Term Loan and Prepetition ABL Facility were paid in full and all outstanding obligations under the Senior Notes were canceled in exchange for 94.25% of the proforma common equity (subject to the dilution from the Convertible Notes and new management incentive plan).
On the Effective Date, we entered into a $75 million senior secured asset-based revolving credit agreement (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”). The proceeds from the issuance of the Convertible Notes and the Senior Secured Notes were used to repay the outstanding Term Loan.
The following is a summary of our debt instruments and compliance requirements including covenants, restrictions and guarantees, as it relates to our Convertible Notes and Senior Secured Notes, and a summary of our ABL Credit Facility is included in the above section entitled ABL Credit Facility. As of May 31, 2020, we were in compliance with all covenants required by our debt instruments. However, our ability to maintain compliance with our debt instruments is dependent upon the level of demand for our products and services, the level of spending by our clients, the supply and demand for oil, oil and gas prices, general economic and market conditions and other factors which are beyond our control.
Convertible Notes Indenture and Convertible Notes due 2025. We entered into an indenture, dated as of the Effective Date, among the Company and Wilmington Trust, N.A., as trustee (the “Convertible Notes Indenture”), and issued $129.8 million aggregate principal amount of convertible senior unsecured pay-in-kind notes due 2025 thereunder.
The Convertible Notes are general unsecured obligations which will mature on November 15, 2025, unless earlier accelerated, redeemed, converted or repurchased, and bear interest at a fixed rate of 5% per annum, which will be payable semi-annually in-kind in the form of an increase to the principal amount.

The Convertible Notes are convertible at the option of the holders at any time into shares of our common stock and will convert mandatorily into our common stock at maturity; provided, however, that if the value of our common stock otherwise deliverable in connection with a mandatory conversion of a Convertible Note on the maturity date would be less than the principal amount of such Convertible Note plus accrued and unpaid interest, then the Convertible Note will instead convert into an amount of cash equal to the principal amount thereof plus accrued and unpaid interest. The initial conversion rate is 75 shares of common stock per $1,000 principal amount of the Convertible Notes. The conversion rate is subject to customary anti-dilution adjustments.
If we undergo a “fundamental change” as defined in the Convertible Notes Indenture, subject to certain conditions, holders may require us to repurchase all or any portion of their Convertible Notes for cash at an amount equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. In the case of certain fundamental change events that constitute merger events (as defined in the Convertible Notes Indenture), we have a superseding right to cause the mandatory conversion of all or part of the Convertible Notes into a number of shares of common stock, per $1,000 principal amount of Convertible Notes, equal to the then-current conversion rate or the cash value of such number of shares of common stock (but not less than the principal amount).
Holders of Convertible Notes are entitled to vote on all matters on which holders of our common stock generally are entitled to vote (or, if any, to take action by written consent of the holders of our common stock), voting together as a single class together with the shares of our common stock and not as a separate class, on an as-converted basis, at any annual or special meeting of holders of our common stock and each holder is entitled to such number of votes as such holder would receive on an as-converted basis on the record date for such vote.
The Convertible Notes Indenture contains covenants that limit our ability and the ability of certain of our subsidiaries to incur, assume or guarantee additional indebtedness and create liens and enter into mergers or consolidations.
The Convertible Notes Indenture contains customary events of default. In the case of an event of default arising from certain events of bankruptcy, insolvency or other similar law, with respect to us or any of our significant subsidiaries, all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the Convertible Notes due and payable immediately.
The Convertible Notes Indenture provides, subject to certain exceptions, that for so long as our common stock is registered under the Securities Exchange Act of 1934 (the “Exchange Act”), a beneficial owner of the Convertible Notes is not entitled to receive shares of our common stock upon an optional conversion of any Convertible Notes during any period of time in which the aggregate number of shares of our common stock that may be acquired by such beneficial owner upon conversion of Convertible Notes shall, when added to the aggregate number of shares of our common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of our common stock with such beneficial owner under Section 13 or Section 16 of the Exchange Act at such time, exceed 9.99% of the total issued and outstanding shares of our common stock. Certain of the holders of Convertible Notes opted out of this provision at the Effective Date.
Senior Secured Notes Indenture and Senior Secured Notes due 2025. We entered into an indenture, dated as of the Effective Date, among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by our existing subsidiaries that also guarantee our obligations under the ABL Credit Facility (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors.
The Senior Secured Notes will mature on May 15, 2025 and interest will accrue at the rate of LIBOR plus 9.5% per annum, with a LIBOR rate floor of 1.5%, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2020. With respect to any interest payment due on or prior to May 29, 2021, 50% of the interest will be payable in cash and 50% of the interest will be paid in-kind in the form of an increase to the principal amount; however, a majority in interest of the holders of the Senior Secured Notes may elect to have 100% of the interest due on or prior to May 29, 2021 payable in-kind. For all interest periods commencing on or after May 15, 2024, the interest rate for the Senior Secured Notes will be a rate equal to LIBOR plus 10.5%, with a LIBOR rate floor of 1.5%.

We may redeem all or part of the Senior Secured Notes on or after June 1, 2021 at redemption prices (expressed as percentages of the principal amount) equal to (i) 104% for the twelve-month period beginning on June 1, 2021; (ii) 102% for the twelve-month period beginning on June 1, 2022; (iii) 101% for the twelve-month period beginning on June 1, 2023 and (iii) 100% for the twelve-month period beginning June 1, 2024 and at any time thereafter, plus accrued and unpaid interest at the redemption date. Notwithstanding the foregoing, if a change of control (as defined in the Senior Secured Notes Indenture) occurs prior to June 1, 2022, we may elect to purchase all remaining outstanding Senior Secured Notes not tendered to us as described below at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. If a change of control (as defined in the Senior Secured Notes Indenture) occurs, holders of the Senior Secured Notes will have the right to require us to repurchase all or any part of their Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The Senior Secured Notes Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; repay junior debt; sell stock of our subsidiaries; transfer or sell assets; enter into sale and lease back transactions; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Senior Secured Notes Indenture contains a minimum asset coverage ratio of 1.5 to 1.0 as of any June 30 or December 31. The Senior Secured Notes Indenture also provides for certain customary events of default, including, among others, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding Senior Secured Notes to be declared due and payable immediately.

Results of Operations
The following table provides certain information about our operations, including details of each of our business segments’ revenues, operating costs and gross margin, and the percentage of the consolidated amount of each which is attributable to each business segment, for the three months ended March 31, 2020 and 2019 (amounts in thousands, except percentages):

	Three months ended March 31,
	2020		2019
Revenues:
Domestic drilling	$35,891	31%	$38,009	26%
International drilling	14,455	13%	21,643	15%
Drilling services	50,346	44%	59,652	41%
Well servicing	25,616	22%	26,254	18%
Wireline services	33,133	29%	45,874	31%
Coiled tubing services	5,227	5%	14,788	10%
Production services	63,976	56%	86,916	59%
Consolidated revenues	$114,322	100%	$146,568	100%

Operating costs:
Domestic drilling	$23,865	26%	$22,469	21%
International drilling	12,138	13%	16,485	15%
Drilling services	36,003	39%	38,954	36%
Well servicing	20,951	23%	18,896	17%
Wireline services	28,284	31%	39,347	36%
Coiled tubing services	6,784	7%	11,388	11%
Production services	56,019	61%	69,631	64%
Consolidated operating costs	$92,022	100%	$108,585	100%

Gross margin:
Domestic drilling	$12,026	54%	$15,540	41%
International drilling	2,317	10%	5,158	14%
Drilling services	14,343	64%	20,698	55%
Well servicing	4,665	21%	7,358	19%
Wireline services	4,849	22%	6,527	17%
Coiled tubing services	(1,557)	(7)%	3,400	9%
Production services	7,957	36%	17,285	45%
Consolidated gross margin	$22,300	100%	$37,983	100%

Consolidated:
Net loss	$(69,104)		$(15,115)
Adjusted EBITDA (1)	$2,090		$19,922
(1)    Adjusted EBITDA represents income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, pre-petition restructuring charges, impairment, reorganization items, and any loss on extinguishment of debt. Adjusted EBITDA is a non-GAAP measure that our management uses to facilitate period-to-period comparisons of our core operating performance and to evaluate our long-term financial performance against that of our peers. We believe that this measure is useful to investors and analysts in allowing for greater transparency of our core operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. Adjusted EBITDA may not be comparable to other similarly titled measures reported by other companies.

A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table:

	Three months ended March 31,
	2020	2019
	(amounts in thousands)
Net loss	$(69,104)	$(15,115)
Depreciation	21,984	22,653
Pre-petition restructuring charges	17,074	—
Impairment	17,853	1,046
Reorganization items	6,663	—
Interest expense	8,651	9,885
Income tax expense (benefit)	(1,031)	1,453
Adjusted EBITDA	2,090	19,922
General and administrative	14,655	19,758
Bad debt expense, net of recovery	727	62
Gain on dispositions of property and equipment, net	(717)	(1,075)
Other expense (income)	5,545	(684)
Consolidated gross margin	$22,300	$37,983
Consolidated gross margin — Our consolidated gross margin decreased by $15.7 million, or 41%, for the three months ended March 31, 2020 as compared to the corresponding period in 2019, due to the decline in demand across all our service offerings, most significantly impacting our coiled tubing and wireline services, which are heavily completion-oriented businesses, while well servicing maintenance work was relatively steady and the impact on our drilling operations was mitigated by the longer term nature of the operations, typically supported by term contracts.

•
Drilling Services — Our drilling services revenues and operating costs decreased by $9.3 million, or 16%, and $3.0 million, or 8%, respectively, for the three months ended March 31, 2020 as compared to the corresponding period in 2019. The following table provides operating statistics for each of our drilling services segments:

	Three months ended March 31,
	2020	2019
Domestic drilling:
Average number of drilling rigs	17	16
Utilization rate	89%	97%
Revenue days	1,382	1,420

Average revenues per day	$25,970	$26,767
Average operating costs per day	17,268	15,823
Average margin per day	$8,702	$10,944

International drilling:
Average number of drilling rigs	8	8
Utilization rate	43%	81%
Revenue days	315	580

Average revenues per day	$45,889	$37,316
Average operating costs per day	38,533	28,422
Average margin per day	$7,356	$8,894
Our domestic drilling average revenues and margin per day decreased for the three months ended March 31, 2020 as compared to the corresponding period in 2019, primarily due to the 8% decrease in utilization and the decline in dayrates on renewed and renegotiated contracts in late 2019. The first quarter of 2019 also benefited from $0.4 million of revenues associated with the early termination of one of our drilling contracts in February 2019. Our domestic drilling average operating costs per day increased for the three months ended March 31, 2020 as compared to the corresponding period in 2019, primarily due to an increase in mobilization costs associated with higher mobilization activity in 2020, for which there are no associated revenue days, and increased amortization of deferred mobilization costs for rigs deployed under new contracts in the second half of 2019.
Our international drilling operations experienced a 47% decrease in utilization, while average revenues and operating costs per day increased for the three months ended March 31, 2020 as compared to the corresponding period in 2019, as certain customers terminated or suspended drilling contracts in response to the recent decline in industry conditions, which also resulted in an increase in rig demobilization activity, for which revenues and costs are higher than daywork activity, and for which there are no associated revenue days. The decline in utilization combined with an increase in rig standby and demobilization costs contributed to the decrease in average margin per day.
Production Services — Our revenues and operating costs from production services decreased by $22.9 million, or 26%, and $13.6 million, or 20%, for the three months ended March 31, 2020 as compared to the corresponding period in 2019. The following table provides operating statistics for each of our production services segments:

	Three months ended March 31,
	2020	2019
Well servicing:
Average number of rigs	123	125
Utilization rate	51%	54%
Rig hours	44,232	47,064
Average revenue per hour	$579	$558

Wireline services:
Average number of units	93	105
Number of stages	6,070	6,695

Coiled tubing services:
Average number of units	9	9
Revenue days	206	351
Average revenue per day	$25,374	$42,131
Our well servicing rig hours decreased by 6%, while average revenues per hour increased by 4% for the three months ended March 31, 2020 as compared to the corresponding period in 2019. Although overall activity declined, especially in March 2020, average revenues per hour increased during the period as a result of an increase in the proportion of revenue earned in regions where the pricing for our services is higher, as well as slight pricing improvement throughout 2019.
Our wireline services business segment experienced decreases of 9% and 15% in the number of perforating stages performed and revenue per stage, respectively, for the three months ended March 31, 2020, as compared to the corresponding period in 2019. These decreases were primarily a result of reduced demand for completion-related services for the three months ended March 31, 2020, which worsened with the sharp decline in industry conditions in late February and March 2020, as compared to the corresponding period in 2019, and also resulted in our decision to subsequently close certain operating locations.
Our coiled tubing services business experienced a decrease of 41% in revenue days for the three months ended March 31, 2020 as compared to the corresponding period in 2019, while average revenue per day experienced a corresponding decrease of 40%. An influx of coiled tubing equipment in 2019 led to excess capacity and increased competition in the South Texas and Rocky Mountain regions, in combination with a decline in completion activity in early 2020, which resulted in decreased utilization and pricing for the three months ended March 31, 2020. In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale.
Depreciation expense — Our depreciation expense decreased by $0.7 million for the three months ended March 31, 2020, primarily in our wireline services segment, as our capital expenditure discipline in recent years resulted in a greater proportion of fully depreciated equipment during 2020 as compared to the corresponding period in 2019. The decrease in depreciation expense was partially offset by an increase due to the deployment of our 17th domestic AC drilling rig in March 2019.
Pre-petition restructuring charges — All expenses and losses incurred prior to the Petition Date which were related to the Chapter 11 proceedings are presented as pre-petition restructuring charges in our condensed consolidated statements of operations, including $9.6 million of expense incurred for the Commitment Premium pursuant to the Backstop Commitment Agreement. For more detail, see Note 2, Chapter 11 Cases and Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Impairment — Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million and $1.5 million to reduce the carrying values of our coiled tubing assets and certain held-for-sale assets, respectively, to their estimated fair values For more detail, see Note 4, Property and Equipment, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Reorganization items — Any expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings are presented as reorganization items in our condensed consolidated statements of operations. For more detail, see Note 2, Chapter 11 Cases and Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Interest expense — Our interest expense decreased by $1.2 million for the three months ended March 31, 2020, as compared to the corresponding period in 2019, primarily because the Senior Notes stopped accruing interest as of March 1, 2020, in accordance with the terms of the Plan. The decrease was partially offset by $0.5 million of debt issuance costs which were written off upon the termination of the pre-petition ABL Facility.
Income tax expense (benefit) — Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including valuation allowances, the impact of permanent items and the mix of profit and loss between federal, state and international taxing jurisdictions.
General and administrative expense — Our general and administrative expense decreased by $5.1 million, or 26%, for the three months ended March 31, 2020 as compared to the corresponding period in 2019, largely due to a $4.1 million decrease in incentive compensation, primarily associated with the termination of our previous annual and long-term cash incentive awards in 2019 as well as the suspension of our quarterly incentive awards in early 2020.
Gain on dispositions of property and equipment, net — During the three months ended March 31, 2020 and the corresponding period in 2019, we recognized net gains of $0.7 million and $1.1 million, respectively, on the disposition or sale of various property and equipment, including drill pipe and collars and certain older and/or underutilized equipment.
Other expense (income) — The decrease in our other expense for the three months ended March 31, 2020 is primarily related to $5.6 million of net foreign currency losses recognized for our Colombian operations, as compared to $0.3 million of net foreign currency gains during 2019.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2020, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2019.
Accounting estimates — Material estimates that are particularly susceptible to significant changes in the near term relate to our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contacts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, and our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance.

•
In accordance with ASC Topic 606, Revenue from Contracts with Customers, we estimate certain variable revenues associated with the demobilization of our drilling rigs under daywork drilling contracts. We also make estimates of the applicable amortization periods for deferred mobilization costs, and for mobilization revenues related to cancelable term contracts which represent a material right to our clients. These estimates and assumptions are described in more detail in Note 3, Revenue from Contracts with Customers. In order to make these estimates, management considers all the facts and circumstances pertaining to each particular contract, our past experience and knowledge of current market conditions. For more information, see Note 3, Revenue from Contracts with Customers, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020.

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

•
As of March 31, 2020, we had $110.2 million and $5.8 million of deferred tax assets related to domestic and foreign net operating losses, respectively, that are available to reduce future taxable income. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2020, we continue to maintain a valuation allowance of $68.5 million that offsets a portion of our domestic net deferred tax assets. For more information, see Note 7, Valuation Allowances on Deferred Tax Assets and Tax Legislation Developments, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
We use a combination of self-insurance and third-party insurance for various types of coverage. We have stop-loss coverage of $225,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance, as well as an additional annual aggregate deductible of $250,000 under our general liability insurance. At March 31, 2020, our accrued insurance premiums and deductibles include approximately $1.2 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $3.0 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing.

Recently Issued Accounting Standards
For information about recently issued accounting standards, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation or subject to disputes or claims arising out of our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flows. For information on Legal Proceedings, see Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.
On March 1, 2020, the Pioneer RSA Parties filed a voluntary petition under chapter 11 of the United States Bankruptcy Code. On May 11, 2020, the Bankruptcy Court confirmed the Plan and on May 29, 2020, the conditions to effectiveness of the Plan were satisfied and the Pioneer RSA Parties emerged from Chapter 11. For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Chapter 11 Cases and Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS
In addition to the risk factors described below and the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our 2019 Form 10-K and Amendment No. 1 on Form 10-K/A, which could materially affect our business, financial condition or future results.
Risks Relating to the Restructuring

•	We recently emerged from bankruptcy, which may adversely affect our business and relationships.
As a result of our bankruptcy filing and recent emergence:

•	key suppliers, vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;

•	our ability to renew existing contracts and compete for new business may be adversely affected;

•	our ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	our competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted;

•	our employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•	we may have difficulty obtaining the capital we need to run and grow our business.
The occurrence of one or more of these events could have a material adverse effect on our operations, financial condition and reputation.

•	Upon our emergence from Chapter 11, the composition of our stockholder base and concentration of equity ownership changed significantly.
As a result of the concentration of our equity ownership, the future strategy and plans of the Company may differ materially from those in the past. Upon our emergence from Chapter 11, twelve stockholder groups beneficially own approximately 95% (the “Significant Stockholders”) of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of stockholders, including, but not limited to, electing directors and approving corporate transactions. In addition, our incurrence of additional indebtedness requires the consent of each of our current stockholders that, together with their affiliates and related funds, owns more than 17.5% of our outstanding common stock on a fully-diluted basis, and the consent of one particular stockholder is required for us to issue additional equity as long as such stockholder, together with its affiliates and related funds, owns more than 12.5% of our outstanding common stock on a fully-diluted basis. As a result, our future strategy and plans may differ materially from those of the past. Circumstances may occur in which the interests of the Significant Stockholders could be in conflict with the interests of other stockholders, and the Significant Stockholders would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Stockholders would act in the best interests of other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders.

•	Upon our emergence from Chapter 11, the composition of our board of directors changed significantly.
Pursuant to the Plan, the composition of our board of directors (the “Board”) changed significantly. Upon emergence, our Board consists of five directors, only one of whom, our Chief Executive Officer, served on the Board prior to our emergence from Chapter 11. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our Board and, thus, may have different views on the issues that will determine our future. There is no guarantee that our new Board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and our plans may differ materially from those of the past.

•	Certain information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh start accounting.
We expect to adopt the fresh start accounting rules upon emergence from Chapter 11, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. This Quarterly Report does not reflect the adoption of fresh start accounting. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets included in this Quarterly Report on Form 10-Q. As a result, our financial statements for future periods subsequent to our emergence from Chapter 11 may not be comparable to our financial statements for prior periods. This will make it difficult for stockholders to assess our performance in relation to prior periods. Please see Note 2, Chapter 11 Cases and Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements for further information.
Risks Relating to Our Common Stock

•
We cannot assure you that an active trading market for our common stock will develop or be maintained, and the market price of our common stock may be volatile, which could cause the value of your investment to decline.

Our shares of common stock are not currently listed on the OTC Market Place or on any other stock exchange. We anticipate the trading of our new common stock on the OTC market to commence again in the near future.
We cannot assure you that an active public market for our common stock will develop or, if it develops, that it will be sustained. In the absence of an active public trading market, it may be difficult to liquidate your investment in our common stock.
In the event our common stock commences trading, the trading price of our common stock may fluctuate significantly. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These factors include, among other things:

•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	investor perceptions of us and the industry and markets in which we operate;

•	future sales, or the availability for sale, of equity or equity-related securities;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	conversion of our Convertible Notes;

•	limited trading volume of our common stock; and

•	general financial, domestic, economic and other market conditions.

•	In the event our common stock commences trading, the trading price of our common stock may not accurately reflect the value of our business.

Upon our emergence from Chapter 11, ownership of our common stock is highly concentrated, and there are a limited number of shares available for trading on any public market. As a result, any future reported trading prices for our common stock at any given time may not accurately reflect the underlying economic value of our business at that time. Any future reported trading prices could be higher or lower than the price a stockholder would be able to receive in a sale transaction, and there can be no assurance that there will be sufficient public trading in our common stock in the future to create a liquid trading market that accurately reflects the underlying economic value of our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not make any unregistered sales of equity securities during the quarter ended March 31, 2020. The following table provides information relating to our repurchase of common shares during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	164,518	$0.04	—	—
February 1 - February 29	—	—	—	—
March 1 - March 31	—	—	—	—
Total	164,518	$0.04	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended March 31, 2020, to satisfy the employees’ tax withholding obligations in connection with the vesting of share-based compensation awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
Upon emergence from Chapter 11 on May 29, 2020 and the effectiveness of the Plan, all previously issued and outstanding equity interests were canceled and we issued a total of 1,049,804 shares of common stock, with approximately 94.25% of such new common stock being issued to the holders of existing Senior Notes and the remaining 5.75% being issued to the holders of existing common stock prior to the Effective Date. Upon the effectiveness of the Plan, we also issued $129.8 million aggregate principal amount of Convertible Notes, which are convertible into 75 shares of common stock per $1,000 principal amount of the Convertible Notes and which on the Effective Date were convertible into approximately 9,732,825 shares of common stock.
The shares of common stock described above were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 1145 of Chapter 11 of Title 11 of the United States Code (which generally exempts from such registration requirements the issuance of securities under a plan of reorganization). The Convertible Notes described above were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our Senior Notes, the Prepetition ABL Facility, and Term Loan. Under the Bankruptcy Code, holders of our Senior Notes and the lenders under our Term Loan and the Prepetition ABL Facility were stayed from taking any action against us as a result of this event of default.
For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Chapter 11 Cases and Subsequent Events of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Pursuant to the Plan, we:

•	appointed four new members to our board of directors to replace the non-employee directors who were deemed to have resigned on the Effective Date;

•
adopted the Pioneer Energy Services Corp. 2020 Employee Incentive Plan (the “Employee Incentive Plan”) providing for the issuance from time to time, as approved by our board of directors, of equity and equity-based awards with respect to the new common stock in the aggregate and on a fully-diluted basis, of up to 1,198,074 shares of new common stock, representing approximately 114% of the shares of new common stock issued on the Effective Date, but representing 10% of the shares of new common stock issued on the Effective Date on a fully-diluted basis; and

•
adopted the Pioneer Energy Services Corp. Key Executive Severance Plan providing for protection for loss of salary and benefits in the event of certain involuntary terminations of employment for sixteen key employees to assist us in retaining an intact management team.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this report:

Exhibit Number		Description

2.1*	-
Order of the Bankruptcy Court, dated May 11, 2020, confirming Pioneer’s Joint Prepackaged Plan of Reorganization under the Bankruptcy Code, together with such Joint Prepackaged Plan of Reorganization (Form 8-K dated May 11, 2020 (File No. 1-8182, Exhibit 2.1)).

3.1*	-	Certificate of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Specimen Common Stock Certificate (New Common Stock) (Form 8-A/A dated June 5, 2020 (File No. 1-8182, Exhibit 4.4)).

4.2**	-	Description of Securities (New Common Stock).

4.3**	-	Description of Securities (Old Common Stock).

4.4*	-	Convertible Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.1)).

4.5*	-	Convertible Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.2)).

4.6*	-	Senior Secured Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.3)).

4.7*	-	Senior Secured Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.4)).

10.1*	-	ABL Credit Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.1)).

10.2*	-	Intercreditor Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.2)).

10.3*	-	Registration Rights Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.3)).

10.4*	-	Pioneer Energy Services Corp. 2020 Employee Incentive Plan (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.4)).

10.5*	-	Pioneer Energy Services Corp. Key Executive Severance Plan (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.5)).

31.1**	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Wm. Stacy Locke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Schema Document

101.CAL	-	XBRL Calculation Linkbase Document

101.LAB	-	XBRL Label Linkbase Document

101.PRE	-	XBRL Presentation Linkbase Document

101.DEF	-	XBRL Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: June 29, 2020