Form 10-Q
period 2020-06-30
PIONEER ENERGY SERVICES CORP
filed 2020-08-19
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 17, 2020, there were 1,138,185 shares of common stock, par value $0.001 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Successor	Predecessor
	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$15,161	$24,619
Restricted cash	16,173	998
Receivables:
Trade, net of allowance for doubtful accounts	29,912	79,135
Unbilled receivables	6,318	12,590
Insurance recoveries	22,747	22,873
Other receivables	5,731	8,928
Inventory	13,056	22,453
Assets held for sale	7,292	3,447
Prepaid expenses and other current assets	5,649	7,869
Total current assets	122,039	182,912

Property and equipment, at cost	191,259	1,119,546
Less accumulated depreciation	5,019	648,376
Net property and equipment	186,240	471,170
Intangible assets, net of accumulated amortization	9,292	—
Deferred income taxes	9,139	11,540
Operating lease assets	5,040	7,264
Other noncurrent assets	12,050	1,068
Total assets	$343,800	$673,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,148	$32,551
Deferred revenues	642	1,339
Accrued expenses:
Employee compensation and related costs	4,954	13,781
Insurance claims and settlements	22,747	22,873
Insurance premiums and deductibles	4,043	5,940
Interest	1,463	5,452
Other	15,939	9,645
Total current liabilities	65,936	91,581

Long-term debt, less unamortized discount and debt issuance costs	142,005	467,699
Noncurrent operating lease liabilities	4,098	5,700
Deferred income taxes	1,071	4,417
Other noncurrent liabilities	1,548	481
Total liabilities	214,658	569,878
Commitments and contingencies (Note 13)
Stockholders’ equity:
Predecessor common stock $.10 par value; 200,000,000 shares authorized; 79,202,216 shares outstanding at December 31, 2019	—	8,008
Successor common stock, $.001 par value; 25,000,000 shares authorized; 1,048,185 shares outstanding at June 30, 2020	1	—
Additional paid-in capital	138,958	553,210
Predecessor treasury stock, at cost; 877,047 shares at December 31, 2019	—	(5,090)
Retained earnings (Accumulated deficit)	(9,817)	(452,052)
Total stockholders’ equity	129,142	104,076
Total liabilities and stockholders’ equity	$343,800	$673,954

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2019

Revenues	$11,163	$28,048	$152,843

Costs and expenses:
Operating costs	8,743	22,025	115,970
Depreciation and amortization	5,236	13,663	22,851
General and administrative	4,213	7,392	18,028
Pre-petition restructuring charges	—	(252)	—
Impairment	388	—	332
Bad debt expense (recovery), net	(283)	482	(348)
Gain on dispositions of property and equipment, net	(460)	(272)	(1,126)
Total costs and expenses	17,837	43,038	155,707
Loss from operations	(6,674)	(14,990)	(2,864)

Other income (expense):
Interest expense, net of interest capitalized	(2,215)	(4,135)	(10,105)
Reorganization items, net	(1,144)	(15,240)	—
Loss on extinguishment of debt	—	(3,723)	—
Other income (expense), net	(230)	2,212	349
Total other expense, net	(3,589)	(20,886)	(9,756)

Loss before income taxes	(10,263)	(35,876)	(12,620)
Income tax (expense) benefit	446	755	(324)
Net loss	$(9,817)	$(35,121)	$(12,944)

Loss per common share - Basic	$(9.37)	$(0.44)	$(0.17)

Loss per common share - Diluted	$(9.37)	$(0.44)	$(0.17)

Weighted average number of shares outstanding—Basic	1,048	79,288	78,430

Weighted average number of shares outstanding—Diluted	1,048	79,288	78,430

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2019

Revenues	$11,163	$142,370	$299,411

Costs and expenses:
Operating costs	8,743	114,047	224,555
Depreciation and amortization	5,236	35,647	45,504
General and administrative	4,213	22,047	37,786
Pre-petition restructuring charges	—	16,822	—
Impairment	388	17,853	1,378
Bad debt expense (recovery), net	(283)	1,209	(286)
Gain on dispositions of property and equipment, net	(460)	(989)	(2,201)
Total costs and expenses	17,837	206,636	306,736
Loss from operations	(6,674)	(64,266)	(7,325)

Other income (expense):
Interest expense, net of interest capitalized	(2,215)	(12,294)	(19,990)
Reorganization items, net	(1,144)	(21,903)	—
Loss on extinguishment of debt	—	(4,215)	—
Other income (expense), net	(230)	(3,333)	1,033
Total other expense, net	(3,589)	(41,745)	(18,957)

Loss before income taxes	(10,263)	(106,011)	(26,282)
Income tax (expense) benefit	446	1,786	(1,777)
Net loss	$(9,817)	$(104,225)	$(28,059)

Loss per common share - Basic	$(9.37)	$(1.32)	$(0.36)

Loss per common share - Diluted	$(9.37)	$(1.32)	$(0.36)

Weighted average number of shares outstanding—Basic	1,048	78,968	78,371

Weighted average number of shares outstanding—Diluted	1,048	78,968	78,371

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
Balance as of December 31, 2019 (Predecessor)	80,079	(877)	$8,008	$(5,090)	$553,210	$(452,052)	$104,076
Net loss	—	—	—	—	—	(69,104)	(69,104)
Purchase of treasury stock	—	(165)	—	(7)	—	—	(7)
Equity awards vested or exercised	542	—	54	—	(54)	—	—
Stock-based compensation expense	—	—	—	—	328	—	328
Balance as of March 31, 2020 (Predecessor)	80,621	(1,042)	$8,062	$(5,097)	$553,484	$(521,156)	$35,293
Net loss	—	—	—	—	—	(35,121)	(35,121)
Purchase of treasury stock	—	(100)	—	(1)	—	—	(1)
Equity awards vested or exercised	363	—	36	—	(36)	—	—
Equity awards vested in connection with the Plan	7,946	—	795	—	(795)	—	—
Stock-based compensation expense	—	—	—	—	978	—	978
Balance as of May 31, 2020 (Predecessor)	88,930	(1,142)	$8,893	$(5,098)	$553,631	$(556,277)	$1,149
Cancellation of Predecessor equity	(88,930)	1,142	(8,893)	5,098	(553,631)	556,277	(1,149)
Balance as of May 31, 2020 (Predecessor)	—	—	$—	$—	$—	$—	$—

Balance as of June 1, 2020 (Successor)	—	—	$—	$—	$—	$—	$—
Issuance of Successor common stock	1,050	(1)	1	—	18,083	—	18,084
Equity component of Convertible Notes, net of offering costs	—	—	—	—	120,875	—	120,875
Net loss	—	—	—	—	—	(9,817)	(9,817)
Balance as of June 30, 2020 (Successor)	1,050	(1)	$1	$—	$138,958	$(9,817)	$129,142

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
Balance as of December 31, 2018 (Predecessor)	79,004	(790)	$7,900	$(4,965)	$550,548	$(388,425)	$165,058
Net loss	—	—	—	—	—	(15,115)	(15,115)
Purchase of treasury stock	—	(84)	—	(120)	—	—	(120)
Cumulative-effect adjustment due to adoption of ASC Topic 842	—	—	—	—	—	277	277
Equity awards vested or exercised	326	—	33	—	(33)	—	—
Stock-based compensation expense	—	—	—	—	867	—	867
Balance as of March 31, 2019 (Predecessor)	79,330	(874)	$7,933	$(5,085)	$551,382	$(403,263)	$150,967
Net loss	—	—	—	—	—	(12,944)	(12,944)
Purchase of treasury stock	—	(3)	—	(5)	—	—	(5)
Equity awards vested or exercised	667	—	67	—	(67)	—	—
Stock-based compensation expense	—	—	—	—	327	—	327
Balance as of June 30, 2019 (Predecessor)	79,997	(877)	$8,000	$(5,090)	$551,642	$(416,207)	$138,345

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Successor	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2019

Cash flows from operating activities:
Net loss	$(9,817)	$(104,225)	$(28,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,236	35,647	45,504
Allowance for doubtful accounts, net of recoveries	(283)	1,209	(286)
Gain on dispositions of property and equipment, net	(460)	(989)	(2,201)
Reorganization items, net	—	18,713	—
Stock-based compensation expense	—	552	1,194
Phantom stock compensation expense	—	—	51
Amortization of debt issuance costs and discount	766	1,084	1,541
Loss on extinguishment of debt	—	4,215	—
Impairment	388	17,853	1,378
Deferred income taxes	(399)	(546)	1,225
Change in other noncurrent assets	(36)	(800)	1,476
Change in other noncurrent liabilities	355	1,524	(2,493)
Changes in current assets and liabilities:
Receivables	7,395	44,041	(14,858)
Inventory	240	1,441	(3,864)
Prepaid expenses and other current assets	133	1,121	(108)
Accounts payable	1,216	(15,174)	10,697
Deferred revenues	522	(1,219)	(302)
Accrued expenses	(539)	(6,692)	(6,849)
Net cash provided by (used in) operating activities	4,717	(2,245)	4,046

Cash flows from investing activities:
Purchases of property and equipment	(900)	(10,848)	(31,382)
Proceeds from sale of property and equipment	752	1,665	3,439
Proceeds from insurance recoveries	—	22	588
Net cash used in investing activities	(148)	(9,161)	(27,355)

Cash flows from financing activities:
Debt repayments	—	(175,000)	—
Proceeds from debt issuance	—	195,187	—
Proceeds from DIP Facility	—	4,000	—
Repayment of DIP Facility	—	(4,000)	—
Payments of debt issuance costs	—	(7,625)	—
Purchase of treasury stock	—	(8)	(125)
Net cash provided by (used in) financing activities	—	12,554	(125)

Net increase (decrease) in cash, cash equivalents and restricted cash	4,569	1,148	(23,434)
Beginning cash, cash equivalents and restricted cash	26,765	25,617	54,564
Ending cash, cash equivalents and restricted cash	$31,334	$26,765	$31,130

Supplementary disclosure:
Interest paid	$9	$8,105	$18,832
Income tax paid	$118	$893	$2,156
Reorganization items paid	$784	$14,947	—
Noncash investing and financing activity:
Change in capital expenditure accruals	$(188)	$(1,924)	$(3,766)

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
			25
Our production services business segments provide a range of services to producers primarily in Texas, North Dakota, the Rocky Mountain region, and Louisiana. As of June 30, 2020, the fleet counts for each of our production services business segments were as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	111	12	123
Wireline services units			82
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2019. As described below, as a result of the application of fresh start accounting and the effects of the implementation of our Plan of Reorganization (as defined below), the consolidated financial statements after the Effective Date (as defined below) are not comparable with the consolidated financial statements on or before that date. See Note 3, Fresh Start Accounting, for additional information.
Chapter 11 Cases — On March 1, 2020 (the “Petition Date”), Pioneer and certain of our domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On May 11, 2020, the Bankruptcy Court confirmed the plan of reorganization (the “Plan”) that was filed with the Bankruptcy Court on March 2, 2020, and on May 29, 2020 (the “Effective Date”), the conditions to effectiveness of the plan were satisfied and we emerged from Chapter 11. See Note 2, Emergence from Voluntary Reorganization under Chapter 11, for more information.
The accompanying condensed consolidated financial statements have been prepared as if we are a going concern and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 852, Reorganizations (ASC Topic 852). Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with ASC Topic 852 and became a new entity for financial reporting purposes. As a result, the condensed consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our financial position and results of operations on or before the Effective Date.
We evaluated the events between May 29, 2020 and May 31, 2020 and concluded that the use of an accounting convenience date of May 31, 2020 (the “Fresh Start Reporting Date”) would not have a material impact on our condensed consolidated financial statements. As such, the application of fresh start accounting was reflected in our condensed consolidated balance sheet as of May 31, 2020 and related fresh start accounting adjustments were included in our condensed consolidated statement of operations for the two and five months ended May 31, 2020. See Note 3, Fresh Start Accounting, for additional information.
Use of Estimates — In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates affecting our financial results, including those that are particularly susceptible to significant changes in the near term, relate to our application of fresh start accounting, our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contracts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, and our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance. For information about our use of estimates relating to fresh start accounting, see Note 3, Fresh Start Accounting.
Reclassifications — Certain amounts in the unaudited condensed consolidated financial statements for the prior periods have been reclassified to conform to the current presentation.
Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2020, through the filing of this Form 10-Q, for inclusion as necessary.
Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the FASB in the form of Accounting Standards Updates (ASUs) to the FASB ASC. We consider the applicability and impact of all ASUs and we have determined that there are currently no new or recently adopted ASUs which we believe will have a material impact on our consolidated financial position and results of operations.
Additional Detail of Account Balances
Cash and Cash Equivalents — We had no cash equivalents at June 30, 2020. Cash equivalents at December 31, 2019 were $8.9 million, consisting of investments in highly-liquid money-market mutual funds.
Restricted Cash — Our restricted cash balance at June 30, 2020 reflects the professional fees escrow balance which will be released in accordance with the Plan. Our restricted cash balance at December 31, 2019 reflects the portion of net proceeds from the issuance of our senior secured term loan held in a restricted account until the completion of certain administrative tasks related to providing access rights to certain of our real property, a condition which is still in effect under the terms of our post-emergence debt instruments.
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

Other Noncurrent Assets — Other noncurrent assets primarily consist of prepaid taxes in Colombia which are creditable against future income taxes, as well as deferred mobilization costs on long-term drilling contracts, cash deposits related to the deductibles on our workers’ compensation insurance policies, the noncurrent portion of prepaid insurance premiums, unamortized debt issuance costs associated with our ABL Credit Facility and deferred compensation plan investments.
Other Accrued Expenses — Our other accrued expenses include accruals for professional fees, including those associated with fresh start accounting, and items such as sales taxes, property taxes and withholding tax liabilities related to our international operations. We routinely expense these items in the normal course of business over the periods these expenses benefit. Our other accrued expenses also includes the current portion of the lease liability associated with our long-term operating leases.
Other Noncurrent Liabilities — Our other noncurrent liabilities relate to noncurrent deferred compensation and the noncurrent portion of deferred mobilization revenues.

2.    Emergence from Voluntary Reorganization under Chapter 11
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
In connection with the Bankruptcy Petitions, the Pioneer RSA Parties entered into a restructuring support agreement (the “RSA”) with holders of approximately 99% in aggregate principal amount of our outstanding Term Loan (the “Consenting Term Lenders”) and holders of approximately 75% in aggregate principal amount of our Prepetition Senior Notes (the “Consenting Noteholders” and together with the Consenting Term Lenders, the “Consenting Creditors”). Pursuant to the RSA, the Consenting Creditors and the Pioneer RSA Parties made certain customary commitments to each other, including the Consenting Noteholders committing to vote for, and the Consenting Creditors committing to support, the restructuring transactions (the “Restructuring”) to be effectuated through a plan of reorganization that incorporates the economic terms included in the RSA (the “Plan”). The Pioneer RSA Parties filed the Plan with the Bankruptcy Court on March 2, 2020.
After commencement of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On May 11, 2020, the Bankruptcy Court entered an order, Docket No. 331 (the “Confirmation Order”) confirming the Plan. On May 29, 2020 (the “Effective Date”) the conditions to effectiveness of the Plan were satisfied, and we emerged from Chapter 11.
The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our Prepetition Senior Notes, the Prepetition ABL Facility, and Term Loan. Under the Bankruptcy Code, holders of our Prepetition Senior Notes and the lenders under our Term Loan and the Prepetition ABL Facility were stayed from taking any action against us as a result of this event of default. On the Effective Date, all applicable agreements governing the obligations under the Term Loan, Prepetition Senior Notes and Prepetition ABL Facility were terminated. The Term Loan and Prepetition ABL Facility were paid in full and all outstanding obligations under the Prepetition Senior Notes were canceled in exchange for 94.25% of the pro forma common equity (subject to the dilution from the Convertible Notes and new management incentive plan).
On the Effective Date, we entered into a $75 million senior secured asset-based revolving credit agreement which was later amended and reduced to $40 million in August 2020 (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”), all of which are further described in Note 7, Debt.
Also on the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including the existing common stock, issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed canceled, discharged and of no force or effect. Pursuant to the Plan, we issued a total of 1,049,804 shares of our new common stock, with approximately 94.25% of such new common stock being issued to holders of the Prepetition Senior Notes outstanding immediately prior to the Effective Date. Holders of the existing common stock received an aggregate of 5.75% of the proforma common equity (subject to the dilution from the Convertible Notes and new management incentive plan), at a conversion rate of 0.0006849838 new shares for each existing share.
As part of the transactions undertaken pursuant to the Plan, we converted from a Texas corporation to a Delaware corporation, filed the Certificate of Incorporation of the Company with the office of the Secretary of State of the State of Delaware, and adopted Amended and Restated Bylaws of the Company.
Backstop Commitment Agreement
Prior to filing the Plan, we entered into a separate backstop commitment agreement with the Consenting Noteholders and certain members of our senior management (the “Backstop Commitment Agreement”), pursuant to which the Consenting Noteholders and certain members of our senior management committed to backstop approximately $118 million and $1.8 million, respectively, of new convertible bonds to be issued in a rights offering. As consideration for this commitment, we committed to make an aggregate payment of $9.4 million and $0.1 million to the Consenting Noteholders and certain members of our senior management, respectively, in the form of additional new convertible bonds, or in cash if the Backstop Commitment Agreement was terminated under certain circumstances as forth therein. As a result, we incurred a liability and expense at the time we entered into the Backstop Commitment Agreement for the aggregate amount of $9.6 million (the “Commitment Premium”) which was recognized in our Predecessor condensed consolidated financial statements as of and for the three months ended March 31, 2020. The Commitment Premium was settled in conjunction with our emergence from Chapter 11 and the issuance of the Convertible Notes.
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
Chapter 11 Accounting
Pre-petition restructuring charges — All expenses and losses incurred prior to the Petition Date which were related to the Chapter 11 proceedings are presented as pre-petition restructuring charges in our Predecessor condensed consolidated statements of operations, including $9.6 million of expense incurred for the Commitment Premium pursuant to the Backstop Commitment Agreement.

Reorganization items, net — Any expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings are presented as reorganization items in our condensed consolidated statements of operations. Reorganization items consisted of the following (amounts in thousands):

	Successor	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Five Months Ended May 31, 2020
Gain on settlement of liabilities subject to compromise	$—	$(291,378)	$(291,378)
Fresh start valuation adjustments	—	284,392	284,392
Legal and professional fees	741	19,888	26,038
Unamortized debt costs on liabilities subject to compromise	—	2,003	2,003
Accelerated stock-based compensation	—	713	713
Loss (gain) on rejected leases	403	(378)	(378)
DIP facility costs	—	—	513
	$1,144	$15,240	$21,903
Contractual interest expense on our Prepetition Senior Notes totaled $7.6 million for the five months ended May 31, 2020, which is in excess of the $3.1 million included in interest expense on our Predecessor condensed consolidated statements of operations because we discontinued accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.
3.    Fresh Start Accounting
Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC Topic 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.
In accordance with ASC Topic 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets.
Reorganization Value
The reorganization value represents the fair value of the Successor Company’s total assets before considering liabilities and is intended to approximate the amount a willing buyer would pay for the Company’s assets immediately after restructuring. The reorganization value was derived from the enterprise value, which represents the estimated fair value of an entity’s long-term debt and equity. As set forth in the Plan, the enterprise value of the Successor Company was estimated to be in the range of $275 million to $335 million with a midpoint of $305 million. However, the third-party valuation advisor engaged to assist in determining the enterprise value subsequently revised this range to $249 million to $303 million, with a midpoint of $276 million, which was filed with the Bankruptcy Court in order to update the initial assumptions for current information. Based on the estimates and assumptions discussed below, we estimated the enterprise value to be the midpoint of the range of estimated enterprise value of $276 million.
The following table reconciles the enterprise value to the estimated fair value of our Successor Common Stock as of the Fresh Start Reporting Date (dollars in thousands, except per share data):

Enterprise value	$276,000
Plus: cash and cash equivalents	10,592
Less: fair value of debt	(145,420)
Total implied equity (prior to debt issuance costs on equity component on Convertible Notes)	141,172
Less: equity portion of Convertible Notes	(123,088)
Fair value of Successor stockholders’ equity	$18,084
Shares issued upon emergence	1,049,804
Per share value	$17.23
The following table reconciles enterprise value to the reorganization value of our Successor’s assets to be allocated to our individual assets as of the Fresh Start Reporting Date (amounts in thousands):

Enterprise value	$276,000
Plus: cash and cash equivalents	10,592
Plus: current liabilities	65,799
Plus: non-current liabilities excluding long-term debt	6,626
Less: debt issuance costs on Successor debt	(6,394)
Reorganization value of Successor assets	$352,623
With the assistance of our financial advisors, we determined the enterprise and corresponding equity value of the Successor using various valuation methods, including (i) discounted cash flow analysis, (ii) comparable company analysis and (iii) precedent transaction analysis. The use of each approach provides corroboration for the other approaches.
In order to estimate the enterprise value using the discounted cash flow (DCF) analysis approach, management’s estimated future cash flow projections through 2024, plus a terminal value calculated assuming a perpetuity growth rate and applying a multiple to the terminal year’s projected earnings before interest, tax, depreciation and amortization (EBITDA), were discounted to an assumed present value using our estimated weighted average cost of capital (WACC), which represents the internal rate of return (IRR).

The comparable company analysis provides an estimate of the company’s value relative to other publicly traded companies with similar operating and financial characteristics, by which a range of EBITDA multiples of the comparable companies was then applied to management’s projected EBITDA to derive an estimated enterprise value.
Precedent transaction analysis provides an estimate of enterprise value based on recent sale transactions of similar companies, by deriving the implied EBITDA multiple of those transactions, based on sales prices, which was then applied to management’s projected EBITDA.
Certain inputs and assumptions used to estimate the enterprise value are considered significant unobservable inputs which are classified as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures, including management’s estimated future cash flow projections. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties beyond our control, and accordingly, our actual results could vary materially.
Valuation Process
The fair values of our principal assets (including inventory, drilling and production services equipment, land and buildings, and intangible assets), and our liabilities were estimated with the assistance of third-party valuation advisors. The cost, income and market approaches were utilized in estimating these fair values. As more than one approach was used in our valuation analysis, the various approaches were reconciled to determine a final value conclusion. Further, economic obsolescence was considered in determining the fair value of our inventory and property and equipment. The fair value was allocated to our individual assets and liabilities as follows:
Inventory — Inventory valued consisted of spare parts and consumables that support our international, coiled tubing and wireline operations. The fair value of the international spare parts and coiled tubing inventory was determined using the indirect method of the cost approach, with adjustments for economic obsolescence. For wireline inventory, the cost basis was adjusted to account for the changes in cost between the acquisition date and the valuation date.
Property and Equipment — Property and equipment valued consisted of leasehold improvements, machinery and equipment, transportation equipment, office furniture, fixtures and equipment, computers and software, construction-in-progress and assets held for sale. The fair value of our property and equipment was estimated using the cost approach and market approach, while the income approach was considered in the context of the economic obsolescence analysis which was applied to certain assets. As a part of the valuation process, the third-party advisors performed site inspections and utilized internal data to identify and value assets.
Land and Buildings — Land and buildings valued consisted of four facilities and the underlying land, for which the fair value was estimated using the cost approach and sales comparison (market) approach, with adjustments for economic obsolescence to certain assets.
Intangible Assets — Intangible assets valued consisted of trademark and tradename, for which the fair value was estimated using the relief-from-royalty income approach. As a part of the valuation process, the third-party advisors considered overall revenue and cash flow projections and guidance on long-term growth rates. Additionally, above or below market leases and contracts and relationships were examined and determined to have no fair value. The value of our intangible assets will be amortized using the straight-line method over the economic useful life, which we estimated to be ten years.
Senior Secured Notes — The fair value of the Senior Secured Notes was estimated by applying a stochastic interest rate model implemented within a binomial lattice framework that considers the call provisions associated with the notes and captures the decision of prepaying the notes or holding to maturity by evaluating the optimal decision at each time step constructed within the lattice model.
Convertible Notes — The fair value of the Convertible Notes was estimated by applying a binomial lattice model and a recovery rate adjustment model, which provides a quantitative method for estimating the yield for a debt or debt-like security based on an observed market yield for a security of a different seniority. Certain inputs and assumptions used to derive the fair value of the Convertible Notes are considered significant unobservable inputs which are classified as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures, including the company’s stock price, the volatility and the market yield related to the Convertible Notes.

Consolidated Balance Sheet
The adjustments set forth in the following consolidated balance sheet as of May 31, 2020 reflect the effects of the transactions contemplated by the Plan and executed on the fresh start reporting date (reflected in the column entitled “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of Fresh Start Accounting (reflected in the column entitled “Fresh Start Accounting Adjustments”).

	As of May 31, 2020
(in thousands)	Predecessor	Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS
Cash and cash equivalents	$21,253	$(10,661)	(1)	$—		$10,592
Restricted cash	4,452	11,721	(2)	—		16,173
Receivables:
Trade, net of allowance for doubtful accounts	33,537	—		—		33,537
Unbilled receivables	9,163	—		—		9,163
Insurance recoveries	23,636	—		—		23,636
Other receivables	5,256	1,000	(3)	—		6,256
Inventory	21,012	—		(6,883)	(18)	14,129
Assets held for sale	1,825	—		29	(19)	1,854
Prepaid expenses and other current assets	4,817	—		952	(20)	5,769
Total current assets	124,951	2,060		(5,902)		121,109

Property and equipment, at cost	1,082,704	—		(886,733)	(21)	195,971
Less accumulated depreciation	655,512	—		(655,512)	(21)	—
Net property and equipment	427,192	—		(231,221)		195,971
Intangible assets, net of accumulated amortization	—	—		9,370	(22)	9,370
Deferred income taxes	10,897	—		(2,157)	(23)	8,740
Operating lease assets	5,234	—		—		5,234
Other noncurrent assets	13,247	(5,023)	(4)	3,975	(24)	12,199
Total assets	$581,521	$(2,963)		$(225,935)		$352,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$24,601	$(9,478)	(5)	$—		$15,123
Deferred revenues	121	—		—		121
Commitment premium	9,584	(9,584)	(6)	—		—
Debtor in possession financing	4,000	(4,000)	(7)	—		—
Accrued expenses:
Employee compensation and related costs	4,970	—		—		4,970
Insurance claims and settlements	23,517	—		—		23,517
Insurance premiums and deductibles	5,269	—		—		5,269
Interest	3,775	(3,731)	(8)	—		44
Other	12,436	4,329	(9)	(10)		16,755
Total current liabilities	88,273	(22,464)		(10)		65,799

Long-term debt, less unamortized discount and debt issuance costs	175,000	(53,831)	(10)	20,070	(25)	141,239
Noncurrent operating lease liabilities	4,189	—		—		4,189
Deferred income taxes	4,296	—		(3,225)	(26)	1,071
Other noncurrent liabilities	1,366	—		—		1,366
Total liabilities not subject to compromise	273,124	(76,295)		16,835		213,664
Liabilities subject to compromise	308,422	(308,422)	(11)	—		—
Stockholders’ equity:
Predecessor common stock	8,893	(8,893)	(12)	—		—
Successor common stock	—	1	(13)	—		1
Predecessor additional paid-in capital	553,631	(553,631)	(14)	—		—
Successor additional paid-in capital	—	98,413	(15)	40,545	(27)	138,958
Predecessor treasury stock, at cost	(5,098)	5,098	(16)	—		—
Retained earnings (Accumulated deficit)	(557,451)	840,766	(17)	(283,315)	(28)	—
Total stockholders’ equity	(25)	381,754		(242,770)		138,959
Total liabilities and stockholders’ equity	$581,521	$(2,963)		$(225,935)		$352,623

(1)	Represents the following net change in cash and cash equivalents:

Cash proceeds from Convertible Notes	$120,187
Cash proceeds from Senior Secured Notes	75,000
Payment to fund claims reserve	(950)
Payment to escrow remaining professional fees	(10,771)
Payment of professional fees	(9,468)
Payment in full to extinguish DIP Facility	(4,000)
Payment of accrued interest on DIP Facility	(55)
Payment of DIP Facility fees	(177)
Payment in full to extinguish Prepetition Term Loan	(175,000)
Payment of accrued interest on Prepetition Term Loan	(3,677)
Payment of prepayment penalty on Prepetition Term Loan	(1,750)
$(10,661)

(2)	Represents the following net change in restricted cash:

Payment to fund rejected leases claims reserve	$950
Payment to escrow remaining professional fees	10,771
$11,721

(3)	Represents recognition of a receivable for a portion of the proceeds from the issuance of the Senior Secured Notes which was received in June 2020.

(4)	Represents the reclassification of previously paid debt issuance costs from deferred assets to offset the carrying amount of long-term debt.

(5)	Represents the payment of professional fees which were incurred prior to emergence.

(6)	Represents the settlement of the Backstop Commitment Premium upon issuance of the Convertible Notes.

(7)	Represents the payment to extinguish the DIP Facility.

(8)	Represents the payment of accrued interest on the Prepetition Term Loan and DIP Facility.

(9)	Represents the increase in accrued expenses for fees which were incurred upon our emergence from Chapter 11.

(10)	Represents the following changes in long-term debt, less unamortized discount and debt issuance costs:

Payment in full to extinguish Prepetition Term Loan	$(175,000)
Issuance of Senior Secured Notes at Par	78,125
Recognition of debt issue costs on Senior Secured Notes	(2,913)
Recognition of liability component of Convertible Notes issuance	47,225
Recognition of debt issuance costs on liability component of Convertible Notes	(1,268)
$(53,831)
Due to the Convertible Notes’ embedded conversion option, the liability and equity components were reported separately, as described further in Note 7, Debt.

(11)	Represents the settlement of liabilities subject to compromise in accordance with the Plan, for which the resulting gain is as follows:

Prepetition Senior Notes	$300,000
Accrued interest on Prepetition Senior Notes	8,422
Liabilities subject to compromise	308,422
Cash paid by holders of Prepetition Senior Notes	118,013
Issuance of equity to Prepetition Senior Notes creditors	(17,044)
Notes Received by Prepetition Senior Note holders	(118,013)
$291,378

(12)	Represents the cancellation of Predecessor common stock.

(13)	Represents the issuance of Successor common stock to prior equity holders and to settle the Prepetition Senior Notes.

(14)	Represents the cancellation of Predecessor additional paid-in capital.

(15)	The changes in Successor additional paid-in capital were as follows:

Recognition of equity component of Convertible Notes	$82,546
Issuance of Successor common stock to Prepetition Senior Notes creditors and prior equity holders	18,083
Recognition of debt issuance costs of Convertible Notes equity component	(2,216)
$98,413
Due to the Convertible Notes’ embedded conversion option, the liability and equity components were reported separately, as described further in Note 7, Debt.

(16)	Represents the cancellation of Predecessor treasury stock.

(17)	Represents the cumulative impact to Predecessor retained earnings of the reorganization adjustments described above.

(18)	Represents the fair value adjustment to inventory, as described further in the previous section under the heading “Valuation Process”.

(19)	Represents the fair value adjustment to assets held for sale, as described further in the previous section under the heading “Valuation Process”.

(20)
Represents deferred compensation associated with the excess of fair value over the par value of Convertible Notes purchased by senior management, which is compensation to the Successor and therefore was expensed in June 2020.

(21)	Represents the following fair value adjustments to property and equipment:

	Predecessor Historical Value	Fair Value Adjustment	Successor Fair Value
Drilling rigs and equipment	$1,010,612	$(832,294)	$178,318
Vehicles	41,283	(28,561)	12,722
Building and improvements	16,619	(13,742)	2,877
Office equipment	12,231	(11,743)	488
Land	1,959	(393)	1,566
	$1,082,704	$(886,733)	$195,971
Less: Accumulated Depreciation	(655,512)	655,512	—
	$427,192	$(231,221)	$195,971

(22)
Represents the fair value adjustment to recognize the trademark and tradename of Pioneer Energy Services Corp. as an intangible, as described further in the above section under the heading “Valuation Process”.

(23)	Represents the recognition of the noncurrent deferred tax asset as a result of the cumulative tax impact of the fresh start adjustments herein.

(24)	Represents a prepaid tax asset established as part of the fresh start accounting adjustments.

(25)	Represents the following fair value adjustments to long-term debt less unamortized discount and debt issuance costs:

Fair value adjustment to the liability component of the Convertible Notes	$23,195
Discount on Senior Secured Notes	(3,125)
$20,070
Due to the Convertible Notes’ embedded conversion option, the liability and equity components were reported separately, as described further in Note 7, Debt.

(26)	Represents the derecognition of the deferred tax liability as a result of the cumulative tax impact of the fresh start adjustments herein.

(27)	Represents the fair value adjustment to the equity component of the Convertible Notes.

(28)	Represents the cumulative impact of the fresh start accounting adjustments discussed above and the elimination of Predecessor accumulated earnings.

4.    Revenue from Contracts with Customers
Our production services business segments earn revenues for well servicing and wireline services pursuant to master services agreements based on purchase orders or other contractual arrangements with the client. Production services jobs are generally short-term (ranging in duration from several hours to less than 30 days) and are charged at current market rates for the labor, equipment and materials necessary to complete the job. Production services jobs are varied in nature but typically represent a single performance obligation, either for a particular job, a series of distinct jobs, or a period of time during which we stand ready to provide services as our client needs them. Revenue is recognized for these services over time, as the services are performed.
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

Our current and noncurrent deferred revenues, contract assets and deferred costs as of June 30, 2020 and December 31, 2019 were as follows (amounts in thousands):

	Successor	Predecessor
	June 30, 2020	December 31, 2019
Current deferred revenues	$642	$1,339
Current deferred costs	201	1,071

Noncurrent deferred revenues	$—	$57
Noncurrent deferred costs	30	267
The changes in contract balances during 2020 are primarily related to the amortization of deferred revenues and costs, partially offset by increases related to two rigs deployed under new contracts in 2020. Amortization of deferred revenues and costs were as follows (amounts in thousands):

	Successor	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2019
Amortization of deferred revenues	$46	$2,705	$2,235
Amortization of deferred costs	39	1,876	2,096
Beginning in late March 2020, rather than terminating their contracts with us, certain of our clients elected to temporarily stack three of our rigs, placing them on an extended standby for a reduced revenue rate and the option to reactivate the rigs through the remainder of the contract term. In May 2020, one of our domestic clients elected to early terminate their contract with us and make an upfront early termination payment based on a per day rate for the respective remaining contract term, resulting in $1.6 million of revenues recognized in the Predecessor period.
5.    Property and Equipment
Capital Expenditures — Capital additions during 2020 primarily related to routine expenditures that are necessary to maintain our fleets, while capital additions during 2019 also included the completion of construction on our 17th AC drilling rig which we deployed in March 2019, and various vehicle and ancillary equipment purchases and upgrades.
Assets Held for Sale — In April 2020, we closed our coiled tubing services business and placed all $5.4 million of our coiled tubing services assets as held for sale at June 30, 2020. We have various other equipment designated as held for sale which is carried at fair value. When the net carrying value of an asset designated as held for sale exceeds its estimated fair value, which we estimate based on expected sales prices, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, we recognize the difference as an impairment charge.
Impairments — In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. We evaluate for potential impairment of long-lived assets when indicators of impairment are present, which may include, among other things, significant adverse changes in industry trends (including revenue rates, utilization rates, oil and natural gas market prices, and industry rig counts). In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of the assets grouped at the lowest level that independent cash flows can be identified. We perform an impairment evaluation and estimate future undiscounted cash flows for each of our asset groups separately, which are our domestic drilling services, international drilling services, well servicing and wireline services segments, and, prior to being placed as held for sale, our coiled tubing services segment. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group, and the amount of an impairment charge would be measured as the difference between the carrying amount and the fair value of the assets.
Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continued to monitor potential indicators of impairment through June 30, 2020 and concluded that none of our reporting units are currently at risk of impairment.

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
As a lessee, we lease our corporate office headquarters in San Antonio, Texas, and we conduct our business operations through 16 other regional offices located throughout the United States and internationally in Colombia. These operating locations typically include regional offices, storage and maintenance yards and employee housing sufficient to support our operations in the area. We lease most of these properties under non-cancelable term and month-to-month operating leases, many of which contain renewal options that can extend the lease term from six months to five years and some of which contain escalation clauses. We also lease various items of supplemental equipment, typically under cancelable short-term and very short term (less than 30 days) leases. Due to the nature of our business, any option to renew these short-term leases, and the options to extend certain of our long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
The following table summarizes our lease expense recognized, excluding variable lease costs (amounts in thousands):

	Successor	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2019
Long-term operating lease expense	$151	$1,080	$1,671
Short-term operating lease expense	456	4,456	7,736

The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	Successor	Predecessor
	June 30, 2020	December 31, 2019
Within 1 year	$1,199	$2,496
In the second year	1,004	1,933
In the third year	992	1,447
In the fourth year	864	1,117
In the fifth year	885	912
Thereafter	746	811
Total undiscounted lease obligations	$5,690	$8,716
Impact of discounting	(638)	(818)
Discounted value of operating lease obligations	$5,052	$7,898

Current operating lease liabilities	$998	$2,198
Noncurrent operating lease liabilities	4,098	5,700
	$5,096	$7,898
During 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $2.1 million.

7.     Debt
The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our Prepetition Senior Notes, the Prepetition ABL Facility, and Term Loan. Under the Bankruptcy Code, holders of our Prepetition Senior Notes and the lenders under our Term Loan and the Prepetition ABL Facility were stayed from taking any action against us as a result of this event of default.
On the Effective Date, all applicable agreements governing the obligations under the Term Loan, Prepetition Senior Notes and Prepetition ABL Facility were terminated. The Term Loan and Prepetition ABL Facility were paid in full and all outstanding obligations under the Prepetition Senior Notes were canceled in exchange for 94.25% of the pro forma common equity. For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Emergence from Voluntary Reorganization under Chapter 11.
As of June 30, 2020, our outstanding debt obligations were as follows (amounts in thousands):

Successor
June 30, 2020
Convertible Notes	$129,771
Senior Secured Notes	78,125

Due to the application of fresh start accounting, our debt obligations were recognized at fair value on our condensed consolidated balance sheet at the Fresh Start Reporting Date, as described further in Note 3, Fresh Start Accounting. Additionally, a portion of the fair value of our Convertible Notes is classified as equity, as described further below.
ABL Credit Facility
On the Effective Date, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million (the “ABL Credit Facility”) among us and our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent and on August 7, 2020, we entered into a First Amendment to the ABL Credit Facility (together, herein referred to as the “ABL Credit Facility”) which, among other things, reduced the maximum amount of the revolving credit agreement to $40 million.
Among other things, proceeds of loans under the ABL Credit Facility may be used to pay fees and expenses associated with the ABL Credit Facility and finance ongoing working capital and general corporate needs.
The maturity date of loans made under the ABL Credit Facility is the earliest of 90 days prior to maturity of the Senior Secured Notes or the Convertible Notes (both of which are described further below) and May 29, 2025. Borrowings under the ABL Credit Facility will bear interest at a rate of (i) the LIBOR rate (subject to a floor of 0%) plus an applicable margin of 375 basis points per annum or (ii) the base rate plus an applicable margin of 275 basis points per annum.
The ABL Credit Facility is guaranteed by the Borrowers and is secured by a first lien on the Borrowers’ accounts receivable and inventory, and the cash proceeds thereof, and a second lien on substantially all of the other assets and properties of the Borrowers.
The ABL Credit Facility limits our annual capital expenditures to 125% of the budget set forth in the projections for any fiscal year and provides that if our availability plus pledged cash of up to $3 million falls below $6 million (15% of the maximum revolver amount), we will be required to comply with a fixed charge coverage ratio of 1.0 to 1.0, all of which is defined in the ABL Credit Facility. As of June 30, 2020, we had no borrowings and approximately $7.1 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at June 30, 2020, availability under the ABL Credit Facility was $13.2 million, which our access to would be limited by (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash.
Convertible Notes
We entered into an indenture, dated as of the Effective Date, among the Company and Wilmington Trust, N.A., as trustee (the “Convertible Notes Indenture”), and issued $129.8 million aggregate principal amount of convertible senior unsecured pay-in-kind notes due 2025 thereunder (the “Convertible Notes”). We received net issuance proceeds of $120.2 million, which was net of the $9.6 million Backstop Commitment Premium.
The Convertible Notes are general unsecured obligations which will mature on November 15, 2025, unless earlier accelerated, redeemed, converted or repurchased, and bear interest at a fixed rate of 5% per annum, which will be payable semi-annually in-kind in the form of an increase to the principal amount. The Convertible Notes are convertible at the option of the holders at any time into shares of our common stock and will convert mandatorily into our common stock at maturity; provided, however, that if the value of our common stock otherwise deliverable in connection with a mandatory conversion of a Convertible Note on the maturity date would be less than the principal amount of such Convertible Note plus accrued and unpaid interest, then the Convertible Note will instead convert into an amount of cash equal to the principal amount thereof plus accrued and unpaid interest. The initial conversion rate is 75 shares of common stock per $1,000 principal amount of the Convertible Notes, which in aggregate represents 9,732,825 shares of common stock and an initial conversion price of $13.33 per share. The conversion rate is subject to customary anti-dilution adjustments.
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
Because the Convertible Notes contain an embedded conversion option whereby they, or a portion of them, may be settled in cash, we have separately accounted for the liability and equity components of the Convertible Notes in accordance with the accounting requirements for convertible debt instruments set forth in ASC Topic 470-20, Debt with Conversion and Other Options. The initial fair value of the Convertible Notes was estimated in accordance with the application of Fresh Start Accounting, as described further in Note 3, Fresh Start Accounting. In order to allocate the initial fair value, we first calculated the value of the liability component by estimating the fair value for the debt instrument as if it did not contain a conversion feature. The amount by which the initial fair value of the Convertible Notes exceeded the estimated fair value of the liability component represented the estimated fair value of the equity component. We also allocated the debt issuance costs incurred to the liability and equity components, for which the portion attributable to the equity component is netted with the respective equity component in additional paid-in capital.
The below table summarizes the allocation of issuance proceeds, fair value and debt issuance costs to the liability and equity components of the Convertible Notes at the Fresh Start Reporting Date (in thousands):

	Successor
	Liability Component	Equity Component	Total
Issuance proceeds, net of Backstop Commitment Premium	$43,738	$76,449	$120,187

Face value	47,225	82,546	129,771
Issuance discount	23,195	40,542	63,737
Fair value	$70,420	$123,088	$193,508
Debt issuance costs	(1,268)	(2,216)	(3,484)
Net carrying value at Fresh Start Reporting Date	$69,152	$120,872	$190,024

Senior Secured Notes
We entered into an indenture, dated as of the Effective Date, among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”) thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by our existing subsidiaries that also guarantee our obligations under the ABL Credit Facility (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors. We received net issuance proceeds of $75 million, which was net of the original issue discount of $3.1 million.
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
The Senior Secured Notes Indenture contains a minimum asset coverage ratio of 1.5 to 1.0 as of any June 30 or December 31, beginning December 31, 2020. The Senior Secured Notes Indenture provides for certain customary events of default and contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; repay junior debt; sell stock of our subsidiaries; transfer or sell assets; enter into sale and lease back transactions; create liens; enter into transactions with affiliates; and enter into mergers or consolidations.
Debt Issuance Costs and Discount
Costs incurred in connection with the issuance of our Convertible Notes (which were allocated to the liability component, as described above) and Senior Secured Notes, as well as the issuance discounts, were capitalized and are being amortized using the effective interest method over the term of the related debt instrument. Costs incurred in connection with our ABL Credit Facility were capitalized and are being amortized using the straight-line method over the expected term of the agreement. Our unamortized debt issuance costs and discounts are presented below (amounts in thousands):

Successor
June 30, 2020
Unamortized discount on Convertible Notes (based on imputed interest rate of 20.9%)	$58,680
Unamortized discount on Senior Secured Notes (based on imputed interest rate of 13.2%)	3,083
Unamortized debt issuance costs	4,153

8.	Taxes
As described in Note 2, Emergence from Voluntary Reorganization under Chapter 11, in accordance with the Plan, our Prepetition Senior Notes were exchanged for shares of our new common stock. Absent an exception, a debtor recognizes cancellation of debt income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code (IRC) provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI for federal income tax purposes is approximately $217 million, which will reduce the value of our net operating losses by an equal amount. The actual reduction in tax attributes does not occur until the first day of our tax year subsequent to the date of emergence, or January 1, 2021. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance.
Upon our emergence from Chapter 11, we underwent an ownership change, as defined in the IRC, which we expect will result in future annual limitations on the usage of our remaining domestic net operating losses. The majority of our remaining domestic net operating losses will begin to expire in 2030, while losses generated after 2017 are carried forward indefinitely but are limited in usage to 80% of taxable income beginning in 2021. The majority of our foreign net operating losses are carried forward indefinitely, but losses generated after 2016 are carried forward for 12 years and will begin to expire in 2029.
We provide a valuation allowance when it is more likely than not that some portion of our deferred tax assets will not be realized. We evaluated the impact of the reorganization, including the change in control, resulting from our bankruptcy emergence and determined it is more likely than not that we will not fully realize future income tax benefits related to our domestic net deferred tax assets based on the annual limitations discussed above, historical results, and expected market conditions known on the date of measurement.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous corporate income tax provisions, some of which impact our calculation of income taxes, including providing for the carryback of certain net operating losses, modifications to the net interest deduction limitations, refundable payroll tax credits, and deferment of employer social security payments. However, the provisions did not have a material impact on our Predecessor or Successor financial statements.
9.     Fair Value of Financial Instruments
The FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchal framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. Currently, our financial instruments consist primarily of cash and cash equivalents, trade and other receivables, trade payables and long-term debt. The carrying value of cash and cash equivalents, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. As a result of the application of fresh start accounting, we estimate that the carrying value of our long-term debt approximates fair value.

10.     Earnings (Loss) Per Common Share
Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.
Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock-based compensation awards and the Convertible Notes. Potentially dilutive common shares from outstanding stock-based compensation awards are determined using the average share price for each period under the treasury stock method. Potentially dilutive shares from the Convertible Notes are determined using the if-converted method, whereby the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to net income (loss).
The following presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations (amounts in thousands, except per share data):

	Successor	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2019
Numerator:
Net loss (numerator for basic EPS)	$(9,817)	$(35,121)	$(12,944)
Interest expense on Convertible Notes, net of tax	—	—	—
Numerator for diluted EPS, if-converted method	(9,817)	(35,121)	(12,944)

Denominator:
Weighted-average shares (denominator for basic EPS)	1,048	79,288	78,430
Potentially dilutive shares issuable from Convertible Notes, if-converted method	—	—	—
Potentially dilutive shares issuable from outstanding stock-based compensation awards, treasury stock method	—	—	—
Denominator for diluted EPS	1,048	79,288	78,430
Loss per common share - Basic	$(9.37)	$(0.44)	$(0.17)
Loss per common share - Diluted	$(9.37)	$(0.44)	$(0.17)
Potentially dilutive securities excluded as anti-dilutive	9,733	4,103	4,858

	Successor	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2019
Numerator:
Net loss (numerator for basic EPS)	$(9,817)	$(104,225)	$(28,059)
Interest expense on Convertible Notes, net of tax	—	—	—
Numerator for diluted EPS, if-converted method	(9,817)	(104,225)	(28,059)

Denominator:
Weighted-average shares (denominator for basic EPS)	1,048	78,968	78,371
Potentially dilutive shares issuable from Convertible Notes, if-converted method	—	—	—
Potentially dilutive shares issuable from outstanding stock-based compensation awards, treasury stock method	—	—	—
Denominator for diluted EPS	1,048	78,968	78,371
Loss per common share - Basic	$(9.37)	$(1.32)	$(0.36)
Loss per common share - Diluted	$(9.37)	$(1.32)	$(0.36)
Potentially dilutive securities excluded as anti-dilutive	9,733	4,517	3,709
11.    Stock-Based Compensation Plans
Prior to the Effective Date, we had various outstanding stock option, restricted stock, and restricted stock unit awards, as well as phantom stock unit awards which were classified as liability awards under ASC Topic 718, Compensation—Stock Compensation. Upon our emergence from the Chapter 11 Cases in May 2020, all unvested equity-based incentive compensation awards vested in full and settled in shares of our new post-emergence common stock.
Pursuant to the terms of the Plan, we adopted the Pioneer Energy Services Corp. 2020 Employee Incentive Plan (the “Employee Incentive Plan”) providing for the issuance from time to time, as approved by our new board of directors, of equity and equity-based awards with respect to the Common Stock in the aggregate and on a fully-diluted basis, of up to 1,198,074 shares of Common Stock, representing approximately 114% of the shares of Common Stock issued on the Effective Date, but representing 10% of the shares of Common Stock issued on the Effective Date on a fully-diluted basis. The shares of Common Stock issued under the Employee Incentive Plan in the future will dilute all of the shares of Common Stock issued on the Effective Date and all shares of Common Stock issued upon conversion of the Convertible Notes equally.
In July 2020, we issued 90,000 shares of restricted stock to our former Chief Executive Officer in connection with his resignation.
12.    Segment Information
As of June 30, 2020, we have four operating segments, comprised of two drilling services business segments (domestic and international drilling) and two production services business segments (well servicing and wireline services), which reflects the basis used by management in making decisions regarding our business for resource allocation and performance assessment, as required by ASC Topic 280, Segment Reporting. In April 2020, we closed our coiled tubing services business and placed all our coiled tubing services assets as held for sale at June 30, 2020. Historical financial information for our coiled tubing services business, which had previously been presented as a separate operating segment, continues to be presented in the following tables as a component of continuing operations.
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

Our well servicing and wireline services segments provide a range of production services to producers primarily in Texas, North Dakota, the Rocky Mountain region, and Louisiana. Our former coiled tubing services segment also provided various production services primarily in Texas, Wyoming, and surrounding areas.
The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	Successor	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2019
Revenues:
Domestic drilling	$5,866	$17,450	$39,652
International drilling	828	1,473	25,422
Drilling services	6,694	18,923	65,074
Well servicing	3,756	6,331	29,506
Wireline services	713	2,410	47,386
Coiled tubing services	—	384	10,877
Production services	4,469	9,125	87,769
Consolidated revenues	$11,163	$28,048	$152,843

Operating costs:
Domestic drilling	$3,646	$9,236	$24,698
International drilling	1,063	1,538	18,555
Drilling services	4,709	10,774	43,253
Well servicing	2,810	5,926	21,038
Wireline services	1,085	3,552	41,804
Coiled tubing services	139	1,773	9,875
Production services	4,034	11,251	72,717
Consolidated operating costs	$8,743	$22,025	$115,970

Gross margin:
Domestic drilling	$2,220	$8,214	$14,954
International drilling	(235)	(65)	6,867
Drilling services	1,985	8,149	21,821
Well servicing	946	405	8,468
Wireline services	(372)	(1,142)	5,582
Coiled tubing services	(139)	(1,389)	1,002
Production services	435	(2,126)	15,052
Consolidated gross margin	$2,420	$6,023	$36,873

Identifiable Assets:
Domestic drilling (1)	$150,897	$158,283	$365,477
International drilling (1) (2)	47,541	49,611	47,158
Drilling services	198,438	207,894	412,635
Well servicing	47,832	49,388	121,180
Wireline services	22,623	23,948	94,413
Coiled tubing services	5,941	6,336	37,292
Production services	76,396	79,672	252,885
Corporate	68,966	65,057	58,149
Consolidated identifiable assets	$343,800	$352,623	$723,669

	Successor	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2019
Depreciation and amortization:
Domestic drilling	$2,012	$7,153	$10,888
International drilling	1,076	843	1,373
Drilling services	3,088	7,996	12,261
Well servicing	1,261	3,039	4,942
Wireline services	763	2,011	3,907
Coiled tubing services	—	471	1,531
Production services	2,024	5,521	10,380
Corporate	124	146	210
Consolidated depreciation	$5,236	$13,663	$22,851

Capital Expenditures:
Domestic drilling	$484	$621	$3,325
International drilling	138	106	524
Drilling services	622	727	3,849
Well servicing	30	201	2,141
Wireline services	60	112	1,588
Coiled tubing services	—	3	1,287
Production services	90	316	5,016
Corporate	—	20	376
Consolidated capital expenditures	$712	$1,063	$9,241

	Successor	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2019
Revenues:
Domestic drilling	$5,866	$53,341	$77,661
International drilling	828	15,928	47,065
Drilling services	6,694	69,269	124,726
Well servicing	3,756	31,947	55,760
Wireline services	713	35,543	93,260
Coiled tubing services	—	5,611	25,665
Production services	4,469	73,101	174,685
Consolidated revenues	$11,163	$142,370	$299,411

Operating costs:
Domestic drilling	$3,646	$33,101	$47,167
International drilling	1,063	13,676	35,040
Drilling services	4,709	46,777	82,207
Well servicing	2,810	26,877	39,934
Wireline services	1,085	31,836	81,151
Coiled tubing services	139	8,557	21,263
Production services	4,034	67,270	142,348
Consolidated operating costs	$8,743	$114,047	$224,555

	Successor	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2019
Gross margin:
Domestic drilling	$2,220	$20,240	$30,494
International drilling	(235)	2,252	12,025
Drilling services	1,985	22,492	42,519
Well servicing	946	5,070	15,826
Wireline services	(372)	3,707	12,109
Coiled tubing services	(139)	(2,946)	4,402
Production services	435	5,831	32,337
Consolidated gross margin	$2,420	$28,323	$74,856

Identifiable Assets:
Domestic drilling (1)	$150,897	$158,283	$365,477
International drilling (1) (2)	47,541	49,611	47,158
Drilling services	198,438	207,894	412,635
Well servicing	47,832	49,388	121,180
Wireline services	22,623	23,948	94,413
Coiled tubing services	5,941	6,336	37,292
Production services	76,396	79,672	252,885
Corporate	68,966	65,057	58,149
Consolidated identifiable assets	$343,800	$352,623	$723,669

Depreciation and amortization:
Domestic drilling	$2,012	$18,058	$21,433
International drilling	1,076	2,144	2,716
Drilling services	3,088	20,202	24,149
Well servicing	1,261	7,820	9,824
Wireline services	763	5,088	7,982
Coiled tubing services	—	2,164	3,059
Production services	2,024	15,072	20,865
Corporate	124	373	490
Consolidated depreciation	$5,236	$35,647	$45,504

Capital Expenditures:
Domestic drilling	$484	$3,862	$11,567
International drilling	138	1,273	2,282
Drilling services	622	5,135	13,849
Well servicing	30	1,918	6,036
Wireline services	60	1,684	4,423
Coiled tubing services	—	166	2,811
Production services	90	3,768	13,270
Corporate	—	21	497
Consolidated capital expenditures	$712	$8,924	$27,616

(1)
Identifiable assets for our drilling segments include the impact of a $28.3 million and $38.6 million intercompany balance, as of June 30, 2020 and 2019, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).

(2)
Identifiable assets for our international drilling segment include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.

The following is a reconciliation of consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Successor	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2019
Consolidated gross margin	$2,420	$6,023	$36,873
Depreciation and amortization	(5,236)	(13,663)	(22,851)
General and administrative	(4,213)	(7,392)	(18,028)
Pre-petition restructuring charges	—	252	—
Impairment	(388)	—	(332)
Bad debt (expense) recovery, net	283	(482)	348
Gain on dispositions of property and equipment, net	460	272	1,126
Loss from operations	$(6,674)	$(14,990)	$(2,864)

	Successor	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2019
Consolidated gross margin	$2,420	$28,323	$74,856
Depreciation and amortization	(5,236)	(35,647)	(45,504)
General and administrative	(4,213)	(22,047)	(37,786)
Pre-petition restructuring charges	—	(16,822)	—
Impairment	(388)	(17,853)	(1,378)
Bad debt (expense) recovery, net	283	(1,209)	286
Gain on dispositions of property and equipment, net	460	989	2,201
Loss from operations	$(6,674)	$(64,266)	$(7,325)
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
We are currently undergoing sales and use tax audits for multi-year periods. As of June 30, 2020 and December 31, 2019, our accrued liability was $2.2 million and $2.0 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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

14.    Guarantor/Non-Guarantor Condensed Consolidating Financial Statements
Our Prepetition Senior Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all existing 100% owned domestic subsidiaries, except for Pioneer Services Holdings, LLC. The Prepetition Senior Notes, the guarantees, and the Prepetition Senior Notes Indenture were terminated on the Effective Date pursuant to the Plan. See Note 2, Emergence from Voluntary Reorganization under Chapter 11, for more information.
Our Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all existing 100% owned domestic subsidiaries, except for Pioneer Services Holdings, LLC.
The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Secured Notes and did not guarantee our Prepetition Senior Notes. The non-guarantor subsidiaries do not have any payment obligations under the Senior Secured Notes, the guarantees or the Senior Secured Notes Indenture.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary would be obligated to pay the holders of its debt and other liabilities, including its trade creditors, before it would be able to distribute any of its assets to us. As of June 30, 2020, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following Predecessor and Successor condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries, and the non-guarantor subsidiaries.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	Successor
	June 30, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,534	$—	$2,627	$—	$15,161
Restricted cash	16,173	—	—	—	16,173
Receivables, net of allowance	413	50,286	13,707	302	64,708
Intercompany receivable (payable)	(2,786)	30,855	(28,069)	—	—
Inventory	—	5,321	7,735	—	13,056
Assets held for sale	—	7,292	—	—	7,292
Prepaid expenses and other current assets	2,469	2,510	265	405	5,649
Total current assets	28,803	96,264	(3,735)	707	122,039
Net property and equipment	521	160,610	25,109	—	186,240
Investment in subsidiaries	250,356	37,491	—	(287,847)	—
Intangible assets, net of accumulated amortization	9,292	—	—	—	9,292
Deferred income taxes	—	—	9,140	(1)	9,139
Operating lease assets	2,800	2,177	63	—	5,040
Other noncurrent assets	1,784	82	10,184	—	12,050
Total assets	$293,556	$296,624	$40,761	$(287,141)	$343,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,643	$7,720	$2,785	$—	$16,148
Deferred revenues	—	74	163	405	642
Accrued expenses	13,886	35,994	278	(1,012)	49,146
Total current liabilities	19,529	43,788	3,226	(607)	65,936
Long-term debt, less unamortized discount and debt issuance costs	142,005	—	—	—	142,005
Noncurrent operating lease liabilities	2,467	1,587	44	—	4,098
Deferred income taxes	254	818	—	(1)	1,071
Other noncurrent liabilities	159	75	—	1,314	1,548
Total liabilities	164,414	46,268	3,270	706	214,658
Total stockholders’ equity	129,142	250,356	37,491	(287,847)	129,142
Total liabilities and stockholders’ equity	$293,556	$296,624	$40,761	$(287,141)	$343,800

	Predecessor
	December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,461	$—	$10,158	$—	$24,619
Restricted cash	998	—	—	—	998
Receivables, net of allowance	107	92,394	30,908	117	123,526
Intercompany receivable (payable)	(28,664)	64,485	(35,821)	—	—
Inventory	—	10,325	12,128	—	22,453
Assets held for sale	—	3,447	—	—	3,447
Prepaid expenses and other current assets	2,849	4,122	898	—	7,869
Total current assets	(10,249)	174,773	18,271	117	182,912
Net property and equipment	2,374	441,567	27,229	—	471,170
Investment in subsidiaries	547,123	47,953	—	(595,076)	—
Deferred income taxes	44,224	—	11,540	(44,224)	11,540
Operating lease assets	3,114	3,581	569	—	7,264
Other noncurrent assets	506	562	—	—	1,068
Total assets	$587,092	$668,436	$57,609	$(639,183)	$673,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,811	$24,436	$6,304	$—	$32,551
Deferred revenues	—	513	826	—	1,339
Accrued expenses	10,570	44,893	2,111	117	57,691
Total current liabilities	12,381	69,842	9,241	117	91,581
Long-term debt, less unamortized discount and debt issuance costs	467,699	—	—	—	467,699
Noncurrent operating lease liabilities	2,749	2,536	415	—	5,700
Deferred income taxes	—	48,641	—	(44,224)	4,417
Other noncurrent liabilities	187	294	—	—	481
Total liabilities not subject to compromise	483,016	121,313	9,656	(44,107)	569,878
Total stockholders’ equity	104,076	547,123	47,953	(595,076)	104,076
Total liabilities and stockholders’ equity	$587,092	$668,436	$57,609	$(639,183)	$673,954

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor
	One Month Ended June 30, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$10,335	$828	$—	$11,163
Costs and expenses:
Operating costs	—	7,680	1,063	—	8,743
Depreciation and amortization	124	4,036	1,076	—	5,236
General and administrative	2,429	1,703	146	(65)	4,213
Intercompany leasing	—	(405)	405	—	—
Impairment	—	388	—	—	388
Bad debt expense (recovery), net	—	(283)	—	—	(283)
Gain on dispositions of property and equipment, net	—	(460)	—	—	(460)
Total costs and expenses	2,553	12,659	2,690	(65)	17,837
Income (loss) from operations	(2,553)	(2,324)	(1,862)	65	(6,674)
Other income (expense):
Equity in earnings of subsidiaries	(4,312)	(1,656)	—	5,968	—
Interest expense	(2,217)	—	2	—	(2,215)
Reorganization items, net	(741)	(403)	—	—	(1,144)
Other income	6	89	(260)	(65)	(230)
Total other income (expense), net	(7,264)	(1,970)	(258)	5,903	(3,589)
Income (loss) before income taxes	(9,817)	(4,294)	(2,120)	5,968	(10,263)
Income tax (expense) benefit [1]	—	(18)	464	—	446
Net income (loss)	$(9,817)	$(4,312)	$(1,656)	$5,968	$(9,817)

	Predecessor
	Two Months Ended May 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$26,575	$1,473	$—	$28,048
Costs and expenses:
Operating costs	—	20,487	1,538	—	22,025
Depreciation and amortization	147	12,673	843	—	13,663
General and administrative	2,922	4,277	283	(90)	7,392
Pre-petition restructuring charges	(252)	—	—	—	(252)
Intercompany leasing	—	(810)	810	—	—
Bad debt expense (recovery), net	—	482	—	—	482
Gain on dispositions of property and equipment, net	—	(272)	—	—	(272)
Total costs and expenses	2,817	36,837	3,474	(90)	43,038
Income (loss) from operations	(2,817)	(10,262)	(2,001)	90	(14,990)
Other income (expense):
Equity in earnings of subsidiaries	(202,279)	(2,086)	—	204,365	—
Interest expense	(4,138)	(1)	4	—	(4,135)
Loss on extinguishment of debt	(3,723)	—	—	—	(3,723)
Reorganization items, net	217,009	(231,420)	(829)	—	(15,240)
Other income	33	160	2,109	(90)	2,212
Total other income (expense), net	6,902	(233,347)	1,284	204,275	(20,886)
Income (loss) before income taxes	4,085	(243,609)	(717)	204,365	(35,876)
Income tax (expense) benefit [1]	(39,206)	41,330	(1,369)	—	755
Net income (loss)	$(35,121)	$(202,279)	$(2,086)	$204,365	$(35,121)

	Predecessor
	Three months ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$127,421	$25,422	$—	$152,843
Costs and expenses:
Operating costs	—	97,417	18,553	—	115,970
Depreciation and amortization	210	21,268	1,373	—	22,851
General and administrative	6,907	10,579	677	(135)	18,028
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery), net	—	(348)	—	—	(348)
Impairment	—	332	—	—	332
Gain on dispositions of property and equipment, net	—	(1,121)	(5)	—	(1,126)
Total costs and expenses	7,117	126,912	21,813	(135)	155,707
Income (loss) from operations	(7,117)	509	3,609	135	(2,864)
Other income (expense):
Equity in earnings of subsidiaries	3,305	3,431	—	(6,736)	—
Interest expense	(10,059)	(1)	(45)	—	(10,105)
Other income (expense)	91	401	(8)	(135)	349
Total other income (expense), net	(6,663)	3,831	(53)	(6,871)	(9,756)
Income (loss) before income taxes	(13,780)	4,340	3,556	(6,736)	(12,620)
Income tax (expense) benefit [1]	836	(1,035)	(125)	—	(324)
Net income (loss)	$(12,944)	$3,305	$3,431	$(6,736)	$(12,944)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor
	One Month Ended June 30, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$10,335	$828	$—	$11,163
Costs and expenses:
Operating costs	—	7,680	1,063	—	8,743
Depreciation and amortization	124	4,036	1,076	—	5,236
General and administrative	2,429	1,703	146	(65)	4,213
Intercompany leasing	—	(405)	405	—	—
Impairment	—	388	—	—	388
Bad debt recovery, net of expense	—	(283)	—	—	(283)
Gain on dispositions of property and equipment, net	—	(460)	—	—	(460)
Total costs and expenses	2,553	12,659	2,690	(65)	17,837
Loss from operations	(2,553)	(2,324)	(1,862)	65	(6,674)
Other income (expense):
Equity in earnings of subsidiaries	(4,312)	(1,656)	—	5,968	—
Interest expense	(2,217)	—	2	—	(2,215)
Reorganization items, net	(741)	(403)	—	—	(1,144)
Other income (expense)	6	89	(260)	(65)	(230)
Total other expense, net	(7,264)	(1,970)	(258)	5,903	(3,589)
Loss before income taxes	(9,817)	(4,294)	(2,120)	5,968	(10,263)
Income tax (expense) benefit [1]	—	(18)	464	—	446
Net income (loss)	$(9,817)	$(4,312)	$(1,656)	$5,968	$(9,817)

	Predecessor
	Five Months Ended May 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,442	$15,928	$—	$142,370
Costs and expenses:
Operating costs	—	100,372	13,675	—	114,047
Depreciation and amortization	374	33,129	2,144	—	35,647
General and administrative	8,865	12,489	918	(225)	22,047
Pre-petition restructuring charges	16,822	—	—	—	16,822
Intercompany leasing	—	(2,025)	2,025	—	—
Impairment	—	17,853	—	—	17,853
Bad debt recovery, net of expense	—	1,209	—	—	1,209
Loss (gain) on dispositions of property and equipment, net	3	(992)	—	—	(989)
Total costs and expenses	26,064	162,035	18,762	(225)	206,636
Loss from operations	(26,064)	(35,593)	(2,834)	225	(64,266)
Other income (expense):
Equity in earnings of subsidiaries	(227,497)	(8,594)	—	236,091	—
Interest expense	(12,315)	—	21	—	(12,294)
Reorganization items, net	210,346	(231,420)	(829)	—	(21,903)
Loss on extinguishment of debt	(4,215)	—	—	—	(4,215)
Other income (expense)	(4)	394	(3,498)	(225)	(3,333)
Total other expense, net	(33,685)	(239,620)	(4,306)	235,866	(41,745)
Loss before income taxes	(59,749)	(275,213)	(7,140)	236,091	(106,011)
Income tax (expense) benefit [1]	(44,476)	47,716	(1,454)	—	1,786
Net income (loss)	$(104,225)	$(227,497)	$(8,594)	$236,091	$(104,225)

	Predecessor
	Six months ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$252,346	$47,065	$—	$299,411
Costs and expenses:
Operating costs	—	189,519	35,036	—	224,555
Depreciation and amortization	490	42,298	2,716	—	45,504
General and administrative	14,903	22,025	1,128	(270)	37,786
Intercompany leasing	—	(2,430)	2,430	—	—
Impairment	—	1,378	—	—	1,378
Bad debt recovery, net of expense	—	(286)	—	—	(286)
Gain on dispositions of property and equipment, net	—	(2,105)	(96)	—	(2,201)
Total costs and expenses	15,393	250,399	41,214	(270)	306,736
Income (loss) from operations	(15,393)	1,947	5,851	270	(7,325)
Other income (expense):
Equity in earnings of subsidiaries	6,073	5,895	—	(11,968)	—
Interest expense	(19,933)	(15)	(42)	—	(19,990)
Other income	297	667	339	(270)	1,033
Total other income (expense), net	(13,563)	6,547	297	(12,238)	(18,957)
Income (loss) before income taxes	(28,956)	8,494	6,148	(11,968)	(26,282)
Income tax (expense) benefit [1]	897	(2,421)	(253)	—	(1,777)
Net income (loss)	$(28,059)	$6,073	$5,895	$(11,968)	$(28,059)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Successor
	One Month Ended June 30, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(4,616)	$10,312	$(979)	$—	$4,717

Cash flows from investing activities:
Purchases of property and equipment	(14)	(809)	(77)	—	(900)
Proceeds from sale of property and equipment	—	752	—	—	752
	(14)	(57)	(77)	—	(148)

Cash flows from financing activities:
Intercompany contributions/distributions	16,730	(10,255)	(6,475)	—	—
	16,730	(10,255)	(6,475)	—	—

Net decrease in cash, cash equivalents and restricted cash	12,100	—	(7,531)	—	4,569
Beginning cash, cash equivalents and restricted cash	16,607	—	10,158	—	26,765
Ending cash, cash equivalents and restricted cash	$28,707	$—	$2,627	$—	$31,334

	Predecessor
	Five Months Ended May 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(127,760)	$132,354	$(6,839)	$—	$(2,245)

Cash flows from investing activities:
Purchases of property and equipment	(569)	(8,755)	(1,524)	—	(10,848)
Proceeds from sale of property and equipment	—	1,819	—	(154)	1,665
Proceeds from insurance recoveries	—	22	—	—	22
	(569)	(6,914)	(1,524)	(154)	(9,161)

Cash flows from financing activities:
Debt repayments	(175,000)	—	—	—	(175,000)
Proceeds from debt issuance	195,187	—	—	—	195,187
Proceeds from DIP Facility	4,000	—	—	—	4,000
Repayment of DIP Facility	(4,000)	—	—	—	(4,000)
Payments of debt issuance costs	(7,625)	—	—	—	(7,625)
Purchase of treasury stock	(8)	—	—	—	(8)
Intercompany contributions/distributions	116,923	(125,440)	8,363	154	—
	129,477	(125,440)	8,363	154	12,554

Net decrease in cash, cash equivalents and restricted cash	1,148	—	—	—	1,148
Beginning cash, cash equivalents and restricted cash	15,459	—	10,158	—	25,617
Ending cash, cash equivalents and restricted cash	$16,607	$—	$10,158	$—	$26,765

	Predecessor
	Six months ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(35,104)	$35,209	$3,941	$—	$4,046

Cash flows from investing activities:
Purchases of property and equipment	(314)	(28,634)	(2,434)	—	(31,382)
Proceeds from sale of property and equipment	—	3,376	63	—	3,439
Proceeds from insurance recoveries	—	588	—	—	588
	(314)	(24,670)	(2,371)	—	(27,355)

Cash flows from financing activities:
Purchase of treasury stock	(125)	—	—	—	(125)
Intercompany contributions/distributions	10,784	(10,539)	(245)	—	—
	10,659	(10,539)	(245)	—	(125)

Net increase (decrease) in cash, cash equivalents and restricted cash	(24,759)	—	1,325	—	(23,434)
Beginning cash, cash equivalents and restricted cash	51,348	—	3,216	—	54,564
Ending cash, cash equivalents and restricted cash	$26,589	$—	$4,541	$—	$31,130

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. These forward-looking statements are based on our current beliefs, intentions, and expectations and are not guarantees or indicators of future performance. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including risks and uncertainties relating to the effects of our bankruptcy on our business and relationships, the concentration of our equity ownership following bankruptcy, the application of fresh start accounting, the effect of the coronavirus (COVID-19) pandemic on our industry, general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, operating hazards inherent in our operations, the supply of marketable equipment within the industry, the continued availability of new components for our fleets, the continued availability of qualified personnel, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment, the occurrence of cybersecurity incidents, the success or failure of future dispositions or acquisitions, future compliance with our debt agreements, and the impact of not having our common stock listed on a national securities exchange. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Form 10-K/A for the year ended December 31, 2019, and our Quarterly Report for the quarterly period ended March 31, 2020, including under the headings “Risk Factors” in Item 1A and “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our stockholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Form 10-K/A for the year ended December 31, 2019.

Recent Developments
Reorganization and Emergence from Chapter 11
On March 1, 2020, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On May 11, 2020, the Bankruptcy Court confirmed the Plan and on May 29, 2020, the conditions to effectiveness of the Plan were satisfied and the Pioneer RSA Parties emerged from Chapter 11. Our completion of the Chapter 11 Cases has allowed us to significantly reduce our level of indebtedness and our future cash interest obligations.
On the Effective Date, all applicable agreements governing the obligations under the Term Loan, Prepetition Senior Notes and Prepetition ABL Facility were terminated. The Term Loan and Prepetition ABL Facility were paid in full and all outstanding obligations under the Prepetition Senior Notes were canceled in exchange for 94.25% of the pro forma common equity. On the Effective Date, we entered into a $75 million senior secured asset-based revolving credit agreement which was later amended and reduced to $40 million in August 2020 (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”), the proceeds of which were used to repay our outstanding Term Loan and certain related fees, all of which are described in more detail in the Liquidity and Capital Resources section below, under the headings entitled ABL Credit Facility and Debt Instruments and Compliance Requirements.
Also on the Effective Date, by operation of the Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including the existing common stock, issued and outstanding immediately prior to the Effective Date, and any rights of any holder in respect thereof, were deemed canceled, discharged and of no force or effect. Pursuant to the Plan, we issued a total of 1,049,804 shares of our new common stock, with approximately 94.25% of such new common stock being issued to holders of the Prepetition Senior Notes outstanding immediately prior to the Effective Date. Holders of the existing common stock received an aggregate of 5.75% of the proforma common equity (subject to the dilution from the Convertible Notes and new management incentive plan), at a conversion rate of 0.0006849838 new shares for each existing share.
As part of the transactions undertaken pursuant to the Plan, we converted from a Texas corporation to a Delaware corporation, filed the Certificate of Incorporation of the Company with the office of the Secretary of State of the State of Delaware, and adopted Amended and Restated Bylaws of the Company.
Shares of our common stock were delisted from the OTC Pink Marketplace. We anticipate the trading of our new common stock on the OTC market to commence again in the near future.
For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements.
Fresh Start Accounting — The financial statements included herein have been prepared as if we are a going concern and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 852, Reorganizations (ASC Topic 852). In connection with our emergence from bankruptcy and in accordance with ASC Topic 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.
We evaluated the events between May 29, 2020 and May 31, 2020 and concluded that the use of an accounting convenience date of May 31, 2020 (the “Fresh Start Reporting Date”) would not have a material impact on our condensed consolidated financial statements. As such, the application of fresh start accounting was reflected in our condensed consolidated balance sheet as of May 31, 2020 and related fresh start accounting adjustments were included in our condensed consolidated statement of operations for the two and five months ended May 31, 2020.
In accordance with ASC Topic 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. For additional information about the application of fresh start accounting, see Note 3, Fresh Start Accounting, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements.
As a result of the application of fresh start accounting and the effects of the implementation of the Plan, our condensed consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our financial position and results of operations on or before the Effective Date.
Industry Impacts
Measures taken by federal, state and local governments, both globally and domestically, to reduce the rate of spread of COVID-19 have resulted in a decrease in general economic activity and a corresponding decrease in global and domestic energy demand, which has negatively impacted oil and gas prices, which in turn has reduced demand for, and the pricing of, products and services provided to the oil and gas industry, including the products and services which we provide. In addition, actions by OPEC and a group of other oil-producing nations led by Russia have negatively impacted crude oil prices. These events pushed crude oil storage near capacity and drove prices down significantly, as described further in the below section entitled “Market Conditions and Outlook”. To the extent these conditions continue to exist in future periods, our clients’ willingness and ability to explore for, develop and produce hydrocarbons will be adversely affected, which will reduce demand for our products and services and adversely affect our results of operations and liquidity.
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

•
Closure of Under-performing Operations. In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale. We have also closed or consolidated 8 operating locations within our wireline and well servicing operations and exited 13 long-term leases during 2020 as well as various other short-term leases that support our business, and renegotiated or otherwise downsized other leased locations in order to reduce overhead and improve profitability.

•
Cost-Cutting Measures. Throughout 2020, we have implemented various cost-cutting measures including, among other things, (i) a 60% reduction in our total headcount, (ii) the suspension of our Employee Incentive Plan and determining that no bonuses would be payable thereunder in respect of the first quarter of 2020, (ii) a reduction in the base salaries of each of our executive officers by 24% to 35%, (iii) certain hourly, salary and incentive compensation reductions for administrative and operations personnel throughout the company, (iv) a 20% reduction in the cash compensation of each of our non-employee directors effective until June 30, 2021 (or such other date as determined by the Board) and (v) the elimination of certain employee benefits, including matching 401(k) contributions.

•
Liquidating Non-strategic Assets. We received proceeds from sales of various assets of $2.4 million during the first six months of 2020, and we have an additional $7.3 million designated as held for sale at June 30, 2020.

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

Rig Count
Domestic drilling:
Marcellus/Utica	5
Permian Basin and Eagle Ford	10
Bakken	2
International drilling	8
25

•	Production Services — Our production services business segments provide a range of services to producers primarily in Texas, North Dakota, the Rocky Mountain region, and Louisiana.

◦	Well Servicing. Our fleet consists of 111 rigs with 550 horsepower and 12 rigs with 600 horsepower which are deployed through 5 operating locations in Texas and North Dakota.

◦
Wireline Services. Our fleet of 82 wireline units, including nine units that offer greaseless electric wireline used to reach further depths in longer laterals and two greaseless, EcoQuietTM units designed to reduce noise when operating in proximity to urban areas, is deployed through 7 operating locations in Texas, the Rocky Mountain region, Louisiana and North Dakota.

Pioneer Energy Services Corp. was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Since then, we have significantly expanded and transformed our business through acquisitions and organic growth. Upon emergence from Chapter 11 in May 2020, we converted from a Texas corporation to a Delaware corporation.
Our current business is comprised of two business lines — Drilling Services (consisting of Domestic Drilling and International Drilling reportable segments) and Production Services (consisting of Well Servicing and Wireline Services reportable segments). In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale as of June 30, 2020. Financial information about our operating segments is included in Note 12, Segment Information, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
Our business is influenced substantially by exploration and production companies’ spending that is generally categorized as either a capital expenditure or an operating expenditure. Capital expenditures for the drilling and completion of exploratory and development wells in proven areas are more directly influenced by current and expected oil and natural gas prices. In contrast, operating expenditures for the maintenance of existing wells, for which a range of production services are required in order to maintain production, are relatively more stable and predictable.
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
Market Conditions and Outlook — Since January 2020, the COVID-19 pandemic and oil and natural gas market volatility have resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. Beginning in March 2020, the decline in demand due to the COVID-19 pandemic coincided with the announcement of price reductions and possible production increases by members of OPEC and other oil exporting nations, including Russia. Although OPEC and other oil exporting nations ultimately agreed to cut production, the downward pressure on commodity prices has remained and could continue in the foreseeable future. These extreme supply and demand dynamics caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending.
Additionally, because our business depends on the level of spending by our clients, we are also affected by our clients’ ability to access the capital markets. After several consecutive years without significant improvement in commodity prices, many exploration and production companies have limited their spending to a level which can be supported by net operating cash flows alone, as access to the capital markets through debt or equity financings has become more challenging in our industry. This challenge has increased recently due to the major stock market and bond market indices experiencing elevated levels of volatility in 2020.

The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Guiberson/Association of Energy Service Companies) from June 2019 through June 2020 are illustrated in the graphs below.
The trends in commodity pricing and domestic rig counts from January through June 2020 are illustrated below:
The recent commodity price environment and global oversupply of oil has resulted in an oversupply of equipment in our industry, declining rig counts and dayrates, and substantially reduced activity for all our service offerings. Oil and gas exploration and production companies reduced their previously planned capital spending programs for 2020, thereby reducing demand for our services. In March 2020, many operators began to curtail operations and several of our clients terminated their drilling contracts with us in April and May 2020.
At the end of March 31, 2020, 15 of our 25 drilling rigs were earning revenues, 11 of which were under term contracts, and 3 more were under contract but with suspended operations. At the end of June 30, 2020, 10 of our 25 drilling rigs were earning revenues, 8 of which were under term contracts with an aggregate average term remaining of approximately 9 months, 2 more were under contract but with suspended operations and one additional rig was under contract which began operations in July. Utilization of our production services fleets also dropped significantly in response to recent market conditions, and in April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale.
We cannot predict whether or when the current imbalance in supply and demand will correct, and when and to what extent crude oil production activities will return to normalized levels. Oil and natural gas commodity prices are expected to continue to be volatile and demand for our products and services will continue to be affected if our clients continue to revise their capital budgets downward and adjust their operations in response to lower oil prices.
We are currently focusing our efforts on reducing costs and the realignment of certain businesses, while maintaining essential functions and readiness for when the market improves. We believe our high-quality equipment, services, and excellent safety record position us well to compete when our industry recovers.
Liquidity and Capital Resources
Liquidity Overview
Our completion of the Chapter 11 Cases has allowed us to significantly reduce our level of indebtedness and our future cash interest obligations. We currently expect that cash and cash equivalents, cash generated from operations, proceeds from sales of assets, and available funds under the ABL Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months. However, our ability to maintain sufficient liquidity and compliance with our debt instruments over the next 12 months is dependent upon the level of demand for, and pricing of, our products and services, the level of spending by our clients, our ability to collect our receivables and access borrowings under the ABL Credit Facility, the supply and demand for oil, oil and gas prices, general economic and market conditions and other factors which are beyond our control.
Our ability to grow, make capital expenditures and service our debt depends primarily upon the level of demand for, and pricing of, our products and services, the level of spending by our clients, our ability to collect our receivables and access borrowings under the ABL Credit Facility, the supply and demand for oil, and oil and gas prices. The market competition between OPEC and non-OPEC countries and the impact of the COVID-19 pandemic has caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending. A continued decrease in the demand for oil, combined with current depressed oil prices, has affected and could continue to negatively affect the amount of cash we generate and have available for capital expenditures and debt service.
The decrease in demand for our products and services has resulted in decreased availability under the ABL Credit Facility, which at June 30, 2020 was $13.2 million, which our access to would be limited by (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash. In addition, as a result of current market conditions, certain of our clients are facing financial pressures and liquidity issues. There can be no assurance that one or more of our clients will not delay or default on payments owed to us or file for bankruptcy protection, in which case we may be unable to collect all, or any portion, of the accounts receivable owed to us by such clients. Delays or defaults in payments of accounts receivable owed to us may also adversely affect our borrowing base and our ability to borrow under our ABL Credit Facility.
Sources of Capital Resources
Our principal sources of liquidity currently consist of:

•	cash and cash equivalents ($31.3 million as of June 30, 2020);

•	cash generated from operations; and

•	the availability under the ABL Credit Facility ($13.2 million as of June 30, 2020, as discussed below).
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. However, our ability to access the capital markets by issuing debt or equity securities will be dependent on market conditions, our financial condition, and other factors beyond our control. Additionally, the ABL Credit Facility and the indentures for our Convertible Notes and Senior Secured Notes contain covenants that limit our ability to incur additional indebtedness, the incurrence of which would also first require the approval of two of our principal stockholders.
ABL Credit Facility — On the Effective Date, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million among us and our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent and on August 7, 2020, we entered into a First Amendment to the ABL Credit Facility (together, herein referred to as the “ABL Credit Facility”) which, among other things, reduced the maximum amount of the revolving credit agreement to $40 million.
Among other things, proceeds of loans under the ABL Credit Facility may be used to pay fees and expenses associated with the ABL Credit Facility and finance ongoing working capital and general corporate needs.
The maturity date of loans made under the ABL Credit Facility is the earliest of 90 days prior to maturity of the Senior Secured Notes or the Convertible Notes (both of which are described below in the section entitled Debt Instruments and Compliance Requirements) and May 29, 2025. Borrowings under the ABL Credit Facility will bear interest at a rate of (i)

the LIBOR rate (subject to a floor of 0%) plus an applicable margin of 375 basis points per annum or (ii) the base rate plus an applicable margin of 275 basis points per annum.
The ABL Credit Facility is guaranteed by the Borrowers and is secured by a first lien on the Borrowers’ accounts receivable and inventory, and the cash proceeds thereof, and a second lien on substantially all of the other assets and properties of the Borrowers. The ABL Credit Facility limits our annual capital expenditures to 125% of the budget set forth in the projections for any fiscal year and provides that if our availability plus pledged cash of up to $3 million falls below $6 million (15% of the maximum revolver amount), we will be required to comply with a fixed charge coverage ratio of 1.0 to 1.0, all of which is defined in the ABL Credit Facility.
As of June 30, 2020, we had no borrowings and approximately $7.1 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at June 30, 2020, availability under the ABL Credit Facility was $13.2 million, which our access to would be limited by (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above, and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash.
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
Working Capital — Our working capital and current ratio, which we calculate by dividing current assets by current liabilities, was as follows as of June 30, 2020 and December 31, 2019 (amounts in thousands, except current ratio):

	June 30, 2020	December 31, 2019	Change
Current assets	$122,039	$182,912	$(60,873)
Current liabilities	65,936	91,581	(25,645)
Working capital	$56,103	$91,331	$(35,228)
Current ratio	1.9	2.0	(0.1)
The decrease in our working capital during 2020 is primarily due to a decrease of $55.5 million, or 61%, in our total trade and unbilled receivables, despite a decrease of $16.4 million, or 50%, in our accounts payable and a $8.8 million decrease in accrued employee costs, all of which are primarily a result of the significant decline in demand for our service offerings which resulted in decreased revenue and related costs.
Total cash, including cash equivalents and restricted cash, increased by $5.7 million, which included $12.6 million of cash provided by the refinancing of our debt obligations upon emergence from Chapter 11, and was offset by a net investment of $9.3 million in capital expenditures.
Other decreases in our current assets during 2020 included a $9.4 million decrease in inventory primarily due to the revaluation of assets upon our adoption of fresh start accounting, a $3.2 million decrease in other receivables primarily due to an income tax refund in 2020 related to our international operations, and a $2.2 million decrease in prepaid and other current assets partially due to the usage of professional fee retainers associated with our bankruptcy proceedings.
Other changes in our current liabilities during 2020 include a $6.3 million increase in other accrued expenses due to an increase in legal and other professional fees associated with our bankruptcy proceedings and fresh start accounting, and a

$4.0 million decrease in accrued interest expense primarily because the Prepetition Senior Notes stopped accruing interest as of March 1, 2020 in accordance with the terms of the Plan.
Capital Expenditures — During the first half of 2020, we spent $11.7 million on purchases of property. Currently, we expect to spend a total of $15 million to $17 million on capital expenditures during 2020, primarily for routine expenditures which are necessary to maintain our fleets. Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, availability of capital resources, and the level of investment opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2020 from operating cash flow in excess of our working capital requirements, although available borrowings under our ABL Credit Facility are also available, if necessary.
Debt Instruments and Compliance Requirements — On the Effective Date, we entered into a $75 million senior secured asset-based revolving credit agreement which was later amended and reduced to $40 million in August 2020 (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”). The proceeds from the issuance of the Convertible Notes and the Senior Secured Notes were used to repay the outstanding Term Loan.
The following is a summary of our debt instruments and compliance requirements including covenants, restrictions and guarantees, as it relates to our Convertible Notes and Senior Secured Notes, and a summary of our ABL Credit Facility is included in the above section entitled ABL Credit Facility. As of June 30, 2020, we were in compliance with all covenants required by our debt instruments. However, our ability to maintain compliance with our debt instruments is dependent upon the level of demand for our products and services, the level of spending by our clients, the supply and demand for oil, oil and gas prices, general economic and market conditions and other factors which are beyond our control.
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
The Convertible Notes are convertible at the option of the holders at any time into shares of our common stock and will convert mandatorily into our common stock at maturity; provided, however, that if the value of our common stock otherwise deliverable in connection with a mandatory conversion of a Convertible Note on the maturity date would be less than the principal amount of such Convertible Note plus accrued and unpaid interest, then the Convertible Note will instead convert into an amount of cash equal to the principal amount thereof plus accrued and unpaid interest. The initial conversion rate is 75 shares of common stock per $1,000 principal amount of the Convertible Notes, which in aggregate represents 9,732,825 shares of common stock and an initial conversion price of $13.33 per share. The conversion rate is subject to customary anti-dilution adjustments.
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
The Senior Secured Notes Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; repay junior debt; sell stock of our subsidiaries; transfer or sell assets; enter into sale and lease back transactions; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Senior Secured Notes Indenture contains a minimum asset coverage ratio of 1.5 to 1.0 as of any June 30 or December 31, beginning December 31, 2020.
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

Results of Operations
As a result of our emergence from Chapter 11 on May 29, 2020, our financial results for the periods prior to the Fresh Start Reporting date of May 31, 2020 are referred to as those of the “Predecessor,” and our financial results for the periods subsequent to May 31, 2020 are referred to as those of the “Successor.”
Although the Successor period(s) and the Predecessor period(s) are distinct reporting periods, we have combined the Successor and Predecessor period results during the three and six months ended June 30, 2020 in order to provide some comparability of such information to the corresponding Predecessor periods ended June 30, 2019. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (GAAP) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the corresponding Predecessor periods as reviewing the Successor period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.
The following table provides certain information about our operations, including details of each of our business segments’ revenues, operating costs and gross margin for the periods indicated (amounts in thousands).

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenues:
Domestic drilling	$5,866	$17,450	$23,316	$39,652
International drilling	828	1,473	2,301	25,422
Drilling services	6,694	18,923	25,617	65,074
Well servicing	3,756	6,331	10,087	29,506
Wireline services	713	2,410	3,123	47,386
Coiled tubing services	—	384	384	10,877
Production services	4,469	9,125	13,594	87,769
Consolidated revenues	$11,163	$28,048	$39,211	$152,843

Operating costs:
Domestic drilling	$3,646	$9,236	$12,882	$24,698
International drilling	1,063	1,538	2,601	18,555
Drilling services	4,709	10,774	15,483	43,253
Well servicing	2,810	5,926	8,736	21,038
Wireline services	1,085	3,552	4,637	41,804
Coiled tubing services	139	1,773	1,912	9,875
Production services	4,034	11,251	15,285	72,717
Consolidated operating costs	$8,743	$22,025	$30,768	$115,970

Gross margin:
Domestic drilling	$2,220	$8,214	$10,434	$14,954
International drilling	(235)	(65)	(300)	6,867
Drilling services	1,985	8,149	10,134	21,821
Well servicing	946	405	1,351	8,468
Wireline services	(372)	(1,142)	(1,514)	5,582
Coiled tubing services	(139)	(1,389)	(1,528)	1,002
Production services	435	(2,126)	(1,691)	15,052
Consolidated gross margin	$2,420	$6,023	$8,443	$36,873

Consolidated:
Net loss	$(9,817)	$(35,121)	$(44,938)	$(12,944)
Adjusted EBITDA (1)	$(1,280)	$633	$(647)	$20,668

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues:
Domestic drilling	$5,866	$53,341	$59,207	$77,661
International drilling	828	15,928	16,756	47,065
Drilling services	6,694	69,269	75,963	124,726
Well servicing	3,756	31,947	35,703	55,760
Wireline services	713	35,543	36,256	93,260
Coiled tubing services	—	5,611	5,611	25,665
Production services	4,469	73,101	77,570	174,685
Consolidated revenues	$11,163	$142,370	$153,533	$299,411

Operating costs:
Domestic drilling	$3,646	$33,101	$36,747	$47,167
International drilling	1,063	13,676	14,739	35,040
Drilling services	4,709	46,777	51,486	82,207
Well servicing	2,810	26,877	29,687	39,934
Wireline services	1,085	31,836	32,921	81,151
Coiled tubing services	139	8,557	8,696	21,263
Production services	4,034	67,270	71,304	142,348
Consolidated operating costs	$8,743	$114,047	$122,790	$224,555

Gross margin:
Domestic drilling	$2,220	$20,240	$22,460	$30,494
International drilling	(235)	2,252	2,017	12,025
Drilling services	1,985	22,492	24,477	42,519
Well servicing	946	5,070	6,016	15,826
Wireline services	(372)	3,707	3,335	12,109
Coiled tubing services	(139)	(2,946)	(3,085)	4,402
Production services	435	5,831	6,266	32,337
Consolidated gross margin	$2,420	$28,323	$30,743	$74,856

Consolidated:
Net loss	$(9,817)	$(104,225)	$(114,042)	$(28,059)
Adjusted EBITDA (1)	$(1,280)	$2,723	$1,443	$40,590
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

A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table (amounts in thousands):

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net loss	$(9,817)	$(35,121)	$(44,938)	$(12,944)
Depreciation and amortization	5,236	13,663	18,899	22,851
Pre-petition restructuring charges	—	(252)	(252)	—
Impairment	388	—	388	332
Reorganization items, net	1,144	15,240	16,384	—
Interest expense	2,215	4,135	6,350	10,105
Loss on extinguishment of debt	—	3,723	3,723	—
Income tax expense (benefit)	(446)	(755)	(1,201)	324
Adjusted EBITDA	(1,280)	633	(647)	20,668
General and administrative	4,213	7,392	11,605	18,028
Bad debt recovery (expense), net	(283)	482	199	(348)
Gain on dispositions of property and equipment, net	(460)	(272)	(732)	(1,126)
Other expense (income)	230	(2,212)	(1,982)	(349)
Consolidated gross margin	$2,420	$6,023	$8,443	$36,873

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net loss	$(9,817)	$(104,225)	$(114,042)	$(28,059)
Depreciation and amortization	5,236	35,647	40,883	45,504
Pre-petition restructuring charges	—	16,822	16,822	—
Impairment	388	17,853	18,241	1,378
Reorganization items, net	1,144	21,903	23,047	—
Interest expense	2,215	12,294	14,509	19,990
Loss on extinguishment of debt	—	4,215	4,215	—
Income tax expense (benefit)	(446)	(1,786)	(2,232)	1,777
Adjusted EBITDA	(1,280)	2,723	1,443	40,590
General and administrative	4,213	22,047	26,260	37,786
Bad debt recovery (expense), net	(283)	1,209	926	(286)
Gain on dispositions of property and equipment, net	(460)	(989)	(1,449)	(2,201)
Other expense (income)	230	3,333	3,563	(1,033)
Consolidated gross margin	$2,420	$28,323	$30,743	$74,856
Consolidated gross margin — We experienced a significant decline in demand for all our service offerings as a result of the economic downturn caused by the COVID-19 pandemic and adverse global oil production and pricing decisions made by OPEC and non-OPEC countries, as described in more detail in the section above entitled, “Market Conditions and Outlook.” Our consolidated gross margin decreased by $28.4 million, or 77%, for the three months ended June 30, 2020, and decreased by $44.1 million, or 59%, for the six months ended June 30, 2020, as compared to the corresponding periods in 2019. Our production services offerings, which are heavily completion-oriented businesses, were most significantly impacted by the decline in demand, with a combined gross margin decrease of 81% for the six months ended June 30, 2020 as compared to the corresponding period in 2019. While our drilling services business were also significantly impacted, and experienced a combined 42% gross margin decrease during this same period, the impact was mitigated by the longer term nature of the operations, which are typically supported by term contracts.

•
Drilling Services — Our drilling services revenues decreased by 61% and 39% for the three and six months ended 2020, respectively, as compared to the corresponding periods in 2019, while operating costs decreased by 64% and 37%, respectively. The following table provides operating statistics for each of our drilling services segments:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Domestic drilling:
Average number of drilling rigs	17	17	17	17
Utilization rate	53%	69%	64%	95%
Revenue days	270	718	988	1,476

Average revenues per day	$21,726	$24,304	$23,599	$26,864
Average operating costs per day	13,504	12,864	13,038	16,733
Average margin per day	$8,222	$11,440	$10,561	$10,131

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	10%	4%	6%	86%
Revenue days	25	20	45	623

Average revenues per day	$33,120	$73,650	$51,133	$40,806
Average operating costs per day	42,520	76,900	57,800	29,783
Average margin per day	$(9,400)	$(3,250)	$(6,667)	$11,023

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Domestic drilling:
Average number of drilling rigs	17	17	17	17
Utilization rate	53%	81%	77%	96%
Revenue days	270	2,100	2,370	2,896

Average revenues per day	$21,726	$25,400	$24,982	$26,817
Average operating costs per day	13,504	15,762	15,505	16,287
Average margin per day	$8,222	$9,638	$9,477	$10,530

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	10%	28%	25%	83%
Revenue days	25	335	360	1,203

Average revenues per day	$33,120	$47,546	$46,544	$39,123
Average operating costs per day	42,520	40,824	40,942	29,127
Average margin per day	$(9,400)	$6,722	$5,602	$9,996
Our domestic drilling average margin per day increased by 4% and decreased by 10% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019, as revenue days decreased by 33% and 18%, respectively. Average revenues per day declined during 2020 as dayrates for contracts that were renewed and renegotiated in late 2019 were reduced, the decreases of which were partially offset by the benefit of $1.2 million of additional revenues associated with the early termination of one of our domestic drilling contracts in May 2020, which is net of $0.4 million of early termination revenue recognized in the corresponding period in 2019. Additionally, beginning in late March 2020, rather than terminating their contracts with us, certain of our clients elected to temporarily stack three of our rigs, placing them on an extended standby for a reduced revenue rate and the option to reactivate the rigs through the remainder of the contract term. Although these drilling rigs earn lower standby rates as compared to daywork rates, operating costs incurred are minimal, which reduces operating costs per day and benefits overall margin per day.

Our international drilling operations experienced decreases of 93% and 70% in revenue days during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019, while average revenues and operating costs per day increased, as certain customers terminated or suspended drilling contracts in response to the recent decline in industry conditions, which also resulted in an increase in rig demobilization activity, for which revenues and costs are higher than daywork activity, and for which there are no associated revenue days. The decline in utilization combined with an increase in rig standby and demobilization costs contributed to the decreases in average margin per day.
Production Services — Our revenues and operating costs from production services decreased by $97.1 million, or 56%, and $71.0 million, or 50%, for the six months ended June 30, 2020, respectively, as compared to the corresponding period in 2019. The following table provides operating statistics for each of our production services segments:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Well servicing:
Average number of rigs	123	123	123	125
Utilization rate	26%	23%	24%	60%
Rig hours	7,765	12,565	20,330	51,895
Average revenue per hour	$484	$504	$496	$569

Wireline services:
Average number of units	93	93	93	95
Number of stages	92	383	475	7,514

Coiled tubing services:
Average number of units	9	9	9	9
Revenue days	—	20	20	307
Average revenue per day	$—	$19,200	$19,200	$35,430

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Well servicing:
Average number of rigs	123	123	123	125
Utilization rate	26%	40%	38%	57%
Rig hours	7,765	56,797	64,562	98,959
Average revenue per hour	$484	$562	$553	$563

Wireline services:
Average number of units	93	93	93	100
Number of stages	92	6,510	6,602	14,209

Coiled tubing services:
Average number of units	9	9	9	9
Revenue days	—	226	226	658
Average revenue per day	$—	$24,827	$24,827	$39,005
Our well servicing rig hours decreased by 61% and 35% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019, while average revenues per hour decreased by 13% and 2%, respectively. Although overall activity declined beginning in March 2020, especially for completion services, average revenues per hour remained relatively stable until June 2020 in regions where pricing was slower to respond to economic conditions.
Our wireline services business segment experienced decreases of 94% and 26% in the number of perforating stages performed and revenue per stage, respectively, for the three months ended June 30, 2020, and decreases of 54% and 13% in the number of perforating stages performed and revenue per stage, respectively, for the six months ended June

30, 2020, as compared to the corresponding periods in 2019. Already decreasing demand for completion-related services worsened with the sharp decline in industry conditions beginning in late February, and resulted in our decision to close several underperforming operating locations in 2020.
In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale. This closure, combined with the decline in demand for our coiled tubing services prior to April 2020, resulted in the 66% decrease in revenue days and the 36% decrease in average revenue per day for the six months ended June 30, 2020 as compared to the corresponding period in 2019.
Depreciation and amortization expense — Our depreciation expense decreased by $4.6 million for the six months ended June 30, 2020, primarily in our wireline services segment, as our capital expenditure discipline in recent years resulted in a greater proportion of fully depreciated equipment during 2020 as compared to the corresponding period in 2019, as well as the impact of reduced depreciation in June resulting from the reduction in values of long-lived assets from the application of fresh start accounting. The overall decrease in depreciation expense was partially offset by an increase due to the deployment of our 17th domestic AC drilling rig in March 2019 and an increase for the amortization of intangibles which were established in connection with fresh start accounting at May 31, 2020.
Pre-petition restructuring charges — All expenses and losses incurred prior to the Petition Date which were related to the Chapter 11 proceedings are presented as pre-petition restructuring charges in our Predecessor condensed consolidated statements of operations, including $9.6 million of expense incurred for the Commitment Premium pursuant to the Backstop Commitment Agreement. For more detail, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Impairment — Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million and $1.9 million during 2020 to reduce the carrying values of our coiled tubing assets and certain held-for-sale assets, respectively, to their estimated fair values. For more detail, see Note 5, Property and Equipment, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Reorganization items, net — Any expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings are presented as reorganization items in our condensed consolidated statements of operations. For more detail, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Interest expense — Our interest expense decreased by $5.5 million for the six months ended June 30, 2020, as compared to the corresponding period in 2019, primarily because the Prepetition Senior Notes stopped accruing interest as of March 1, 2020, in accordance with the terms of the Plan, as well as reduced interest expense in June 2020 subsequent to our emergence from Chapter 11.
Income tax expense (benefit) — Our effective tax rates differ from the applicable U.S. statutory rates primarily due to the impact of valuation allowances, including those against the losses generated in the U.S. for which no benefit was recorded because we believe it is more likely than not that the tax benefits would not be realized and the change in the valuation allowance due to the application of fresh start accounting, as well as the impact of the mix of profit and loss between federal, state and international taxing jurisdictions with different tax rates. For more information, see Note 8, Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
General and administrative expense — Our general and administrative expense decreased by $11.5 million, or 31%, for the six months ended June 30, 2020 as compared to the corresponding period in 2019, of which $8.7 million is attributable to reduced employee costs, including a $5.8 million decrease in incentive compensation primarily associated with the termination of our previous annual and long-term cash incentive awards in 2019 and the suspension of incentive awards in early 2020.

Gain on dispositions of property and equipment, net — During the six months ended June 30, 2020 and the corresponding period in 2019, we recognized net gains of $1.4 million and $2.2 million, respectively, on the disposition or sale of various property and equipment, including drill pipe and collars and certain older and/or underutilized equipment.
Other expense (income) — The decrease in our other income for the six months ended June 30, 2020 is primarily related to $5.6 million of net foreign currency losses recognized for our Colombian operations, as compared to $0.4 million of net foreign currency losses during the corresponding period in 2019.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Except for the application of fresh start accounting, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2019.
Accounting estimates — Material estimates affecting our financial results, including those that are particularly susceptible to significant changes in the near term, relate to our application of fresh start accounting, our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contracts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, and our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance.

•
Fresh Start Accounting. In connection with our emergence from bankruptcy and in accordance with ASC Topic 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.

In accordance with ASC Topic 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets.
Fresh start accounting involved a comprehensive valuation process in which we determined the fair value of all our assets and liabilities on the Effective Date. For more information, see Note 3, Fresh Start Accounting, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Revenues. In accordance with ASC Topic 606, Revenue from Contracts with Customers, we estimate certain variable revenues associated with the demobilization of our drilling rigs under daywork drilling contracts. We also make estimates of the applicable amortization periods for deferred mobilization costs, and for mobilization revenues related to cancelable term contracts which represent a material right to our clients. These estimates and assumptions are described in more detail in Note 4, Revenue from Contracts with Customers. In order to make these estimates, management considers all the facts and circumstances pertaining to each particular contract, our past experience and knowledge of current market conditions. For more information, see Note 4, Revenue from Contracts with Customers, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Impairment Evaluation. In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continued to monitor potential indicators of impairment through June 30, 2020 and concluded that none of our reporting units are currently at risk of impairment.
The assumptions we use in the evaluation for impairment are inherently uncertain and require management judgment. Although we believe the assumptions and estimates used in our impairment analysis are reasonable, different assumptions and estimates could materially impact the analysis and resulting conclusions. The most significant inputs used in our impairment analysis include the projected utilization and pricing of our services, as well as the estimated proceeds upon any future sale or disposal of the assets, all of which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures. If commodity prices decrease or remain at current levels for an extended period of time, or if the demand for any of our services decreases below what we are currently projecting, our estimated cash flows may decrease and our estimates of the fair value of certain assets may decrease as well. If any of the foregoing were to occur, we could incur impairment charges on the related assets. For more information, see Note 5, Property and Equipment, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Deferred Tax Assets. We provide a valuation allowance when it is more likely than not that some portion of our deferred tax assets will not be realized. We evaluated the impact of the reorganization, including the change in control, resulting from our bankruptcy emergence and determined it is more likely than not that we will not fully realize future income tax benefits related to our domestic net deferred tax assets based on the annual limitations that impact us, historical results, and expected market conditions. For more information, see Note 8, Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•
Insurance Claim Liabilities. We use a combination of self-insurance and third-party insurance for various types of coverage. We have stop-loss coverage of $225,000 per covered individual per year under our health insurance and a deductible of $500,000 per occurrence under our workers’ compensation insurance. We have a deductible of $250,000 per occurrence under both our general liability insurance and auto liability insurance, as well as an additional annual aggregate deductible of $250,000 under our general liability insurance. At June 30, 2020, our accrued insurance premiums and deductibles include approximately $0.8 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $2.2 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing.

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
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
During the second quarter of 2020, upon our emergence from Chapter 11, we established controls over the application of fresh start accounting. Except for such application of fresh start accounting, there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation or subject to disputes or claims arising out of our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flows. For information on Legal Proceedings, see Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.
On March 1, 2020, the Pioneer RSA Parties filed a voluntary petition under chapter 11 of the United States Bankruptcy Code. On May 11, 2020, the Bankruptcy Court confirmed the Plan and on May 29, 2020, the conditions to effectiveness of the Plan were satisfied and the Pioneer RSA Parties emerged from Chapter 11. For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS
In addition to the risk factors described below and the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Form 10-K for the year ended December 31, 2019, as amended by Form 10-K/A for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.
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
Pursuant to the Plan, the composition of our board of directors (the “Board”) changed significantly. Upon emergence, our Board consisted of five directors, only one of whom, our former Chief Executive Officer, Wm. Stacy Locke, had served on the Board prior to our emergence from Chapter 11. In July 2020, Wm. Stacy Locke resigned his officer and director positions, at which time Matthew S. Porter, a member of the Board, was also appointed to serve as Interim Chief Executive Officer. Our Board currently consists of four members.
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
Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with ASC Topic 852 and became a new entity for financial reporting purposes. As a result, we revalued our assets and liabilities based on our estimate of our enterprise value and the fair value of each of our assets and liabilities. These estimates, projections and enterprise valuation were prepared solely for the purpose of the bankruptcy proceedings and should not be relied upon by investors for any other purpose. At the time they were prepared, the determination of these values reflected numerous estimates and assumptions, and the fair values recorded based on these estimates may not be fully realized in periods subsequent to our emergence from bankruptcy.
The condensed consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. This will make it difficult for stockholders to assess our performance in relation to prior periods. Please see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements for further information.
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
We did not make any unregistered sales of equity securities during the quarter ended June 30, 2020. The following table provides information relating to our repurchase of common shares during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	100,228	$0.02	—	—
May 1 - May 31	—	—	—	—

June 1 - June 30	1,387	19.12	—	—
Total	101,615	$0.28	—	—

(1)
The shares indicated consist of shares of our common stock tendered by employees to the Company during the three months ended June 30, 2020, to satisfy the employees’ tax withholding obligations in connection with the vesting of share-based compensation awards, which we repurchased based on the fair market value on the date the relevant transaction occurred.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
Upon emergence from Chapter 11 on May 29, 2020 and the effectiveness of the Plan, all previously issued and outstanding equity interests were canceled and we issued a total of 1,049,804 shares of common stock, with approximately 94.25% of such new common stock being issued to the holders of existing Prepetition Senior Notes and the remaining 5.75% being issued to the holders of existing common stock prior to the Effective Date. Upon the effectiveness of the Plan, we also issued $129.8 million aggregate principal amount of Convertible Notes, which are convertible into 75 shares of common stock per $1,000 principal amount of the Convertible Notes and which on the Effective Date were convertible into approximately 9,732,825 shares of common stock.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this report:

Exhibit Number		Description

2.1*	-
Order of the Bankruptcy Court, dated May 11, 2020, confirming Pioneer’s Joint Prepackaged Plan of Reorganization under the Bankruptcy Code, together with such Joint Prepackaged Plan of Reorganization (Form 8-K dated May 11, 2020 (File No. 1-8182, Exhibit 2.1)).

3.1*	-	Certificate of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Specimen Common Stock Certificate (New Common Stock) (Form 8-A/A dated June 5, 2020 (File No. 1-8182, Exhibit 4.4)).

4.2*	-	Convertible Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Convertible Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.2)).

4.4*	-	Senior Secured Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.3)).

4.5*	-	Senior Secured Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.4)).

4.6*	-	Registration Rights Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.3)).

10.1*	-	ABL Credit Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.1)).

10.2*	-	Intercreditor Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.2)).

10.3*	-	Pioneer Energy Services Corp. 2020 Employee Incentive Plan (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.4)).

10.4*	-	Pioneer Energy Services Corp. Key Executive Severance Plan (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.5)).

10.5*	-
First Amendment to ABL Credit Agreement, dated as of August 7, 2020, by and among Pioneer Energy Services Corp., certain of its subsidiaries party thereto, the several lenders party thereto, and PNC Bank, National Association, as administrative agent (Form 8-K dated August 7, 2020 (File No. 1-8182, Exhibit 10.1)).

10.6*+	-	Consulting Agreement, dated as of July 17, 2020, by and between Pioneer Energy Services Corp. and Matthew S. Porter (Form 8-K dated July 22, 2020 (File No. 1-8182, Exhibit 10.1)).

10.7*+	-	Separation Agreement and Release, dated as of July 17, 2020, by and between Pioneer Energy Services Corp. and Wm. Stacy Locke (Form 8-K dated July 22, 2020 (File No. 1-8182, Exhibit 10.2)).

31.1**	-	Certification by Matthew S. Porter, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Matthew S. Porter, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Schema Document

101.CAL	-	XBRL Calculation Linkbase Document

101.LAB	-	XBRL Label Linkbase Document

101.PRE	-	XBRL Presentation Linkbase Document

101.DEF	-	XBRL Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: August 19, 2020