Form 10-Q
period 2020-09-30
PIONEER ENERGY SERVICES CORP
filed 2020-11-13
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of November 6, 2020, there were 1,138,185 shares of common stock, par value $0.001 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Successor	Predecessor
	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$28,081	$24,619
Restricted cash	4,021	998
Receivables:
Trade, net of allowance for doubtful accounts	24,908	79,135
Unbilled receivables	5,846	12,590
Insurance recoveries	21,609	22,873
Other receivables	3,990	8,928
Inventory	13,297	22,453
Assets held for sale	4,295	3,447
Prepaid expenses and other current assets	4,341	7,869
Total current assets	110,388	182,912

Property and equipment, at cost	191,376	1,119,546
Less accumulated depreciation	18,979	648,376
Net property and equipment	172,397	471,170
Intangible assets, net of accumulated amortization	9,058	—
Deferred income taxes	10,433	11,540
Operating lease assets	4,664	7,264
Other noncurrent assets	12,162	1,068
Total assets	$319,102	$673,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,445	$32,551
Current portion of long-term debt	2,199	—
Deferred revenues	715	1,339
Accrued expenses:
Employee compensation and related costs	7,062	13,781
Insurance claims and settlements	21,608	22,873
Insurance premiums and deductibles	4,787	5,940
Interest	3,387	5,452
Other	3,759	9,645
Total current liabilities	58,962	91,581

Long-term debt, less unamortized discount and debt issuance costs	143,017	467,699
Noncurrent operating lease liabilities	3,838	5,700
Deferred income taxes	903	4,417
Other noncurrent liabilities	2,337	481
Total liabilities	209,057	569,878
Commitments and contingencies (Note 13)
Stockholders’ equity:
Predecessor common stock $0.10 par value; 200,000,000 shares authorized; 79,202,216 shares outstanding at December 31, 2019	—	8,008
Successor common stock, $0.001 par value; 25,000,000 shares authorized; 1,138,185 shares outstanding at September 30, 2020	1	—
Additional paid-in capital	139,931	553,210
Predecessor treasury stock, at cost; 877,047 shares at December 31, 2019	—	(5,090)
Accumulated deficit	(29,887)	(452,052)
Total stockholders’ equity	110,045	104,076
Total liabilities and stockholders’ equity	$319,102	$673,954
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Revenues	$38,998	$146,398

Costs and expenses:
Operating costs	28,893	108,059
Depreciation and amortization	14,699	22,924
General and administrative	11,626	30,485
Bad debt expense (recovery), net	(315)	196
Loss (gain) on dispositions of property and equipment, net	(3,829)	17
Total costs and expenses	51,074	161,681
Loss from operations	(12,076)	(15,283)

Other income (expense):
Interest expense, net of interest capitalized	(6,253)	(10,013)
Reorganization items, net	(2,522)	—
Other income (expense), net	(848)	(588)
Total other expense, net	(9,623)	(10,601)

Loss before income taxes	(21,699)	(25,884)
Income tax (expense) benefit	1,629	(132)
Net loss	$(20,070)	$(26,016)

Loss per common share - Basic	$(17.94)	$(0.33)

Loss per common share - Diluted	$(17.94)	$(0.33)

Weighted average number of shares outstanding—Basic	1,119	78,473

Weighted average number of shares outstanding—Diluted	1,119	78,473

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2019

Revenues	$50,161	$142,370	$445,809

Costs and expenses:
Operating costs	37,636	114,047	332,614
Depreciation and amortization	19,935	35,647	68,428
General and administrative	15,839	22,047	68,271
Pre-petition restructuring charges	—	16,822	—
Impairment	388	17,853	1,378
Bad debt expense (recovery), net	(598)	1,209	(90)
Loss (gain) on dispositions of property and equipment, net	(4,289)	(989)	(2,184)
Total costs and expenses	68,911	206,636	468,417
Loss from operations	(18,750)	(64,266)	(22,608)

Other income (expense):
Interest expense, net of interest capitalized	(8,468)	(12,294)	(30,003)
Reorganization items, net	(3,666)	(21,903)	—
Loss on extinguishment of debt	—	(4,215)	—
Other income (expense), net	(1,078)	(3,333)	445
Total other expense, net	(13,212)	(41,745)	(29,558)

Loss before income taxes	(31,962)	(106,011)	(52,166)
Income tax (expense) benefit	2,075	1,786	(1,909)
Net loss	$(29,887)	$(104,225)	$(54,075)

Loss per common share - Basic	$(27.15)	$(1.32)	$(0.69)

Loss per common share - Diluted	$(27.15)	$(1.32)	$(0.69)

Weighted average number of shares outstanding—Basic	1,101	78,968	78,405

Weighted average number of shares outstanding—Diluted	1,101	78,968	78,405

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
Balance as of December 31, 2019 (Predecessor)	80,079	(877)	$8,008	$(5,090)	$553,210	$(452,052)	$104,076
Net loss	—	—	—	—	—	(69,104)	(69,104)
Purchase of treasury stock	—	(165)	—	(7)	—	—	(7)
Equity awards vested or exercised	542	—	54	—	(54)	—	—
Stock-based compensation expense	—	—	—	—	328	—	328
Balance as of March 31, 2020 (Predecessor)	80,621	(1,042)	$8,062	$(5,097)	$553,484	$(521,156)	$35,293
Net loss	—	—	—	—	—	(35,121)	(35,121)
Purchase of treasury stock	—	(100)	—	(1)	—	—	(1)
Equity awards vested or exercised	363	—	36	—	(36)	—	—
Equity awards vested in connection with the Plan	7,946	—	795	—	(795)	—	—
Stock-based compensation expense	—	—	—	—	978	—	978
Balance as of May 31, 2020 (Predecessor)	88,930	(1,142)	$8,893	$(5,098)	$553,631	$(556,277)	$1,149
Cancellation of Predecessor equity	(88,930)	1,142	(8,893)	5,098	(553,631)	556,277	(1,149)
Balance as of May 31, 2020 (Predecessor)	—	—	$—	$—	$—	$—	$—

Balance as of June 1, 2020 (Successor)	—	—	$—	$—	$—	$—	$—
Issuance of Successor common stock	1,050	(1)	1	—	18,083	—	18,084
Equity component of Convertible Notes, net of offering costs	—	—	—	—	120,875	—	120,875
Net loss	—	—	—	—	—	(9,817)	(9,817)
Balance as of June 30, 2020 (Successor)	1,050	(1)	$1	$—	$138,958	$(9,817)	$129,142
Net loss	—	—	—	—	—	(20,070)	(20,070)
Equity awards vested	90	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	973	—	973
Balance as of September 30, 2020 (Successor)	1,140	(1)	$1	$—	$139,931	$(29,887)	$110,045

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
Balance as of December 31, 2018 (Predecessor)	79,004	(790)	$7,900	$(4,965)	$550,548	$(388,425)	$165,058
Net loss	—	—	—	—	—	(15,115)	(15,115)
Purchase of treasury stock	—	(84)	—	(120)	—	—	(120)
Cumulative-effect adjustment due to adoption of ASC Topic 842	—	—	—	—	—	277	277
Equity awards vested or exercised	326	—	33	—	(33)	—	—
Stock-based compensation expense	—	—	—	—	867	—	867
Balance as of March 31, 2019 (Predecessor)	79,330	(874)	$7,933	$(5,085)	$551,382	$(403,263)	$150,967
Net loss	—	—	—	—	—	(12,944)	(12,944)
Purchase of treasury stock	—	(3)	—	(5)	—	—	(5)
Equity awards vested or exercised	667	—	67	—	(67)	—	—
Stock-based compensation expense	—	—	—	—	327	—	327
Balance as of June 30, 2019 (Predecessor)	79,997	(877)	$8,000	$(5,090)	$551,642	$(416,207)	$138,345
Net loss	—	—	—	—	—	(26,016)	(26,016)
Equity awards vested or exercised	81	—	8	—	(8)	—	—
Stock-based compensation expense	—	—	—	—	819	—	819
Balance as of September 30, 2019 (Predecessor)	80,078	(877)	$8,008	$(5,090)	$552,453	$(442,223)	$113,148

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Successor	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2019

Cash flows from operating activities:
Net loss	$(29,887)	$(104,225)	$(54,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,935	35,647	68,428
Allowance for doubtful accounts, net of recoveries	(598)	1,209	(90)
Write-off of obsolete inventory	—	—	502
Gain on dispositions of property and equipment, net	(4,289)	(989)	(2,184)
Reorganization items, net	—	18,713	—
Stock-based compensation expense	973	552	2,013
Phantom stock compensation expense	—	—	(99)
Amortization of debt issuance costs and discount	3,194	1,084	2,335
Interest paid in-kind	907	—	—
Loss on extinguishment of debt	—	4,215	—
Impairment	388	17,853	1,378
Deferred income taxes	(1,861)	(546)	1,020
Change in other noncurrent assets	(722)	(800)	3,125
Change in other noncurrent liabilities	83	1,524	(4,163)
Changes in current assets and liabilities:
Receivables	15,647	44,041	(2,126)
Inventory	(2)	1,441	(3,652)
Prepaid expenses and other current assets	1,528	1,121	30
Accounts payable	175	(15,174)	2,346
Deferred revenues	594	(1,219)	(106)
Accrued expenses	(6,802)	(6,692)	(6,044)
Net cash provided by (used in) operating activities	(737)	(2,245)	8,638

Cash flows from investing activities:
Purchases of property and equipment	(2,384)	(10,848)	(40,543)
Proceeds from sale of property and equipment	8,303	1,665	4,778
Proceeds from insurance recoveries	155	22	641
Net cash provided by (used in) investing activities	6,074	(9,161)	(35,124)

Cash flows from financing activities:
Debt repayments	—	(175,000)	—
Proceeds from debt issuance	—	195,187	—
Proceeds from DIP Facility	—	4,000	—
Repayment of DIP Facility	—	(4,000)	—
Payments of debt issuance costs	—	(7,625)	—
Purchase of treasury stock	—	(8)	(125)
Net cash provided by (used in) financing activities	—	12,554	(125)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,337	1,148	(26,611)
Beginning cash, cash equivalents and restricted cash	26,765	25,617	54,564
Ending cash, cash equivalents and restricted cash	$32,102	$26,765	$27,953

Supplementary disclosure:
Interest paid	$1,010	$8,105	$32,773
Income tax paid	$809	$893	$3,103
Reorganization items paid	$13,678	$14,947	—
Noncash investing and financing activity:
Change in capital expenditure accruals	$(141)	$(1,924)	$(4,267)
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
			25
Our production services business segments provide a range of services to producers primarily in Texas, North Dakota, the Rocky Mountain region, and Louisiana. As of September 30, 2020, the fleet counts for each of our production services business segments were as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	111	12	123
Wireline services units			78
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2019, as amended. As described below, as a result of the application of fresh start accounting and the effects of the implementation of our Plan of Reorganization (as defined below), the consolidated financial statements after the Effective Date (as defined below) are not comparable with the consolidated financial statements on or before that date. See Note 3, Fresh Start Accounting, for additional information.
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
We evaluated the events between May 29, 2020 and May 31, 2020 and concluded that the use of an accounting convenience date of May 31, 2020 (the “Fresh Start Reporting Date”) would not have a material impact on our condensed consolidated financial statements. As such, the application of fresh start accounting was reflected in our condensed consolidated balance sheet as of May 31, 2020 and related fresh start accounting adjustments were included in our condensed consolidated statement of operations for the five months ended May 31, 2020. See Note 3, Fresh Start Accounting, for additional information.
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
Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after September 30, 2020, through the filing of this Form 10-Q, for inclusion as necessary.
Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the FASB in the form of Accounting Standards Updates (ASUs) to the FASB ASC. We consider the applicability and impact of all ASUs. Other than the ASU listed below, we have determined that there are currently no new or recently adopted ASUs which we believe will have a material impact on our consolidated financial position and results of operations.
•Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and preferred stock. Additionally, this ASU improves the consistency of EPS calculations by requiring entities to apply one method, the if-converted method, to all convertible instruments in diluted earnings-per-share calculations. As a smaller reporting company, this ASU will be effective for us on January 1, 2024, however, early adoption is permitted on January 1, 2021. We are currently evaluating the effect that the ASU will have on our consolidated financial statements.
Additional Detail of Account Balances
Cash and Cash Equivalents — We had no cash equivalents at September 30, 2020. Cash equivalents at December 31, 2019 were $8.9 million, consisting of investments in highly-liquid money-market mutual funds.
Restricted Cash — Our restricted cash balance at September 30, 2020 reflects the professional fees escrow balance which will be released in accordance with the Plan, as well as $2.2 million of proceeds from asset sales which were used to fund the redemption of Senior Secured Notes tendered in October 2020, as described further in Note 7, Debt. Our restricted cash balance at December 31, 2019 reflects the portion of net proceeds from the issuance of our senior secured term loan held in a restricted account until the completion of certain administrative tasks related to providing access rights to certain of our real property, a condition which is still in effect under the terms of our post-emergence debt instruments.

Other Receivables — Our other receivables primarily consist of recoverable taxes related to our international operations, as well as refundable payroll tax credit receivables associated with the CARES Act, vendor rebates and net income tax receivables.
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
Other Noncurrent Assets — Other noncurrent assets primarily consist of prepaid taxes in Colombia which are creditable against future income taxes, as well as deferred mobilization costs on long-term drilling contracts, cash deposits related to the deductibles on our workers’ compensation insurance policies, the noncurrent portion of prepaid insurance premiums, unamortized debt issuance costs associated with our ABL Credit Facility, and deferred compensation plan investments.
Other Accrued Expenses — Our other accrued expenses include accruals for items such as sales taxes, property taxes and withholding tax liabilities related to our international operations and accruals for professional fees, including those associated with fresh start accounting. We routinely expense these items in the normal course of business over the periods these expenses benefit. Our other accrued expenses also includes the current portion of the lease liability associated with our long-term operating leases.
Other Noncurrent Liabilities — Our other noncurrent liabilities primarily relate to the noncurrent portion of payroll taxes deferred in connection with the CARES Act, as well as noncurrent deferred compensation and the noncurrent portion of deferred mobilization revenues.
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
Reorganization items, net — Any expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings are presented as reorganization items in our condensed consolidated statements of operations. Reorganization items consisted of the following (amounts in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2020	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020
Gain on settlement of liabilities subject to compromise	$—	$—	$(291,378)
Fresh start valuation adjustments	—	—	284,392
Legal and professional fees	2,522	3,263	26,038
Unamortized debt costs on liabilities subject to compromise	—	—	2,003
Accelerated stock-based compensation	—	—	713
Loss (gain) on rejected leases	—	403	(378)
DIP facility costs	—	—	513
	$2,522	$3,666	$21,903
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

	As of May 31, 2020
(in thousands)	Predecessor	Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS
Cash and cash equivalents	$21,253	$(10,661)	(1)	$—		$10,592
Restricted cash	4,452	11,721	(2)	—		16,173
Receivables:
Trade, net of allowance for doubtful accounts	33,537	—		—		33,537
Unbilled receivables	9,163	—		—		9,163
Insurance recoveries	23,636	—		—		23,636
Other receivables	5,256	1,000	(3)	—		6,256
Inventory	21,012	—		(6,883)	(18)	14,129
Assets held for sale	1,825	—		29	(19)	1,854
Prepaid expenses and other current assets	4,817	—		952	(20)	5,769
Total current assets	124,951	2,060		(5,902)		121,109

Property and equipment, at cost	1,082,704	—		(886,733)	(21)	195,971
Less accumulated depreciation	655,512	—		(655,512)	(21)	—
Net property and equipment	427,192	—		(231,221)		195,971
Intangible assets, net of accumulated amortization	—	—		9,370	(22)	9,370
Deferred income taxes	10,897	—		(2,157)	(23)	8,740
Operating lease assets	5,234	—		—		5,234
Other noncurrent assets	13,247	(5,023)	(4)	3,975	(24)	12,199
Total assets	$581,521	$(2,963)		$(225,935)		$352,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$24,601	$(9,478)	(5)	$—		$15,123
Deferred revenues	121	—		—		121
Commitment premium	9,584	(9,584)	(6)	—		—
Debtor in possession financing	4,000	(4,000)	(7)	—		—
Accrued expenses:
Employee compensation and related costs	4,970	—		—		4,970
Insurance claims and settlements	23,517	—		—		23,517
Insurance premiums and deductibles	5,269	—		—		5,269
Interest	3,775	(3,731)	(8)	—		44
Other	12,436	4,329	(9)	(10)		16,755
Total current liabilities	88,273	(22,464)		(10)		65,799

Long-term debt, less unamortized discount and debt issuance costs	175,000	(53,831)	(10)	20,070	(25)	141,239
Noncurrent operating lease liabilities	4,189	—		—		4,189
Deferred income taxes	4,296	—		(3,225)	(26)	1,071
Other noncurrent liabilities	1,366	—		—		1,366
Total liabilities not subject to compromise	273,124	(76,295)		16,835		213,664
Liabilities subject to compromise	308,422	(308,422)	(11)	—		—
Stockholders’ equity:
Predecessor common stock	8,893	(8,893)	(12)	—		—
Successor common stock	—	1	(13)	—		1
Predecessor additional paid-in capital	553,631	(553,631)	(14)	—		—
Successor additional paid-in capital	—	98,413	(15)	40,545	(27)	138,958
Predecessor treasury stock, at cost	(5,098)	5,098	(16)	—		—
Accumulated deficit	(557,451)	840,766	(17)	(283,315)	(28)	—
Total stockholders’ equity	(25)	381,754		(242,770)		138,959
Total liabilities and stockholders’ equity	$581,521	$(2,963)		$(225,935)		$352,623

(1)Represents the following net change in cash and cash equivalents:

Cash proceeds from Convertible Notes	$120,187
Cash proceeds from Senior Secured Notes	75,000
Payment to fund claims reserve	(950)
Payment to escrow remaining professional fees	(10,771)
Payment of professional fees	(9,468)
Payment in full to extinguish DIP Facility	(4,000)
Payment of accrued interest on DIP Facility	(55)
Payment of DIP Facility fees	(177)
Payment in full to extinguish Prepetition Term Loan	(175,000)
Payment of accrued interest on Prepetition Term Loan	(3,677)
Payment of prepayment penalty on Prepetition Term Loan	(1,750)
$(10,661)
(2)Represents the following net change in restricted cash:

Payment to fund rejected leases claims reserve	$950
Payment to escrow remaining professional fees	10,771
$11,721
(3)Represents recognition of a receivable for a portion of the proceeds from the issuance of the Senior Secured Notes which was received in June 2020.
(4)Represents the reclassification of previously paid debt issuance costs from deferred assets to offset the carrying amount of long-term debt.
(5)Represents the payment of professional fees which were incurred prior to emergence.
(6)Represents the settlement of the Backstop Commitment Premium upon issuance of the Convertible Notes.
(7)Represents the payment to extinguish the DIP Facility.
(8)Represents the payment of accrued interest on the Prepetition Term Loan and DIP Facility.
(9)Represents the increase in accrued expenses for fees which were incurred upon our emergence from Chapter 11.
(10)Represents the following changes in long-term debt, less unamortized discount and debt issuance costs:

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
(11)Represents the settlement of liabilities subject to compromise in accordance with the Plan, for which the resulting gain is as follows:

Prepetition Senior Notes	$300,000
Accrued interest on Prepetition Senior Notes	8,422
Liabilities subject to compromise	308,422
Cash paid by holders of Prepetition Senior Notes	118,013
Issuance of equity to Prepetition Senior Notes creditors	(17,044)
Notes Received by Prepetition Senior Note holders	(118,013)
$291,378
(12)Represents the cancellation of Predecessor common stock.
(13)Represents the issuance of Successor common stock to prior equity holders and to settle the Prepetition Senior Notes.

(14)Represents the cancellation of Predecessor additional paid-in capital.
(15)The changes in Successor additional paid-in capital were as follows:

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
(16)Represents the cancellation of Predecessor treasury stock.
(17)Represents the cumulative impact to Predecessor retained earnings of the reorganization adjustments described above.
(18)Represents the fair value adjustment to inventory, as described further in the previous section under the heading “Valuation Process”.
(19)Represents the fair value adjustment to assets held for sale, as described further in the previous section under the heading “Valuation Process”.
(20)Represents deferred compensation associated with the excess of fair value over the par value of Convertible Notes purchased by senior management, which is compensation to the Successor and therefore was expensed in June 2020.
(21)Represents the following fair value adjustments to property and equipment:

	Predecessor Historical Value	Fair Value Adjustment	Successor Fair Value
Drilling rigs and equipment	$1,010,612	$(832,294)	$178,318
Vehicles	41,283	(28,561)	12,722
Building and improvements	16,619	(13,742)	2,877
Office equipment	12,231	(11,743)	488
Land	1,959	(393)	1,566
	$1,082,704	$(886,733)	$195,971
Less: Accumulated Depreciation	(655,512)	655,512	—
	$427,192	$(231,221)	$195,971
(22)Represents the fair value adjustment to recognize the trademark and tradename of Pioneer Energy Services Corp. as an intangible, as described further in the above section under the heading “Valuation Process”.
(23)Represents the recognition of the noncurrent deferred tax asset as a result of the cumulative tax impact of the fresh start adjustments herein.
(24)Represents a prepaid tax asset established as part of the fresh start accounting adjustments.
(25)Represents the following fair value adjustments to long-term debt less unamortized discount and debt issuance costs:

Fair value adjustment to the liability component of the Convertible Notes	$23,195
Discount on Senior Secured Notes	(3,125)
$20,070
Due to the Convertible Notes’ embedded conversion option, the liability and equity components were reported separately, as described further in Note 7, Debt.
(26)Represents the derecognition of the deferred tax liability as a result of the cumulative tax impact of the fresh start adjustments herein.
(27)Represents the fair value adjustment to the equity component of the Convertible Notes.

(28)Represents the cumulative impact of the fresh start accounting adjustments discussed above and the elimination of Predecessor accumulated earnings.
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

Our current and noncurrent deferred revenues, contract assets and deferred costs as of September 30, 2020 and December 31, 2019 were as follows (amounts in thousands):

	Successor	Predecessor
	September 30, 2020	December 31, 2019
Current deferred revenues	$715	$1,339
Current deferred costs	592	1,071

Noncurrent deferred revenues	$—	$57
Noncurrent deferred costs	24	267
The changes in contract balances during 2020 are primarily related to the amortization of deferred revenues and costs, partially offset by increases related to four rigs deployed under new contracts in 2020. Amortization of deferred revenues and costs were as follows (amounts in thousands):

	Successor	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2019
Amortization of deferred revenues	$288	$2,705	$3,453
Amortization of deferred costs	205	1,876	3,389
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
Assets Held for Sale — In April 2020, we closed our coiled tubing services business and placed all of our coiled tubing services assets as held for sale at June 30, 2020, which represents $3.8 million of our total assets held for sale at September 30, 2020. We have various other equipment designated as held for sale which is carried at fair value. When the net carrying value of an asset designated as held for sale exceeds its estimated fair value, which we estimate based on expected sales prices, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, we recognize the difference as an impairment charge.
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
Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continued to monitor potential indicators of impairment through September 30, 2020 and concluded that none of our reporting units are currently at risk of impairment.
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
As a lessee, we lease our corporate office headquarters in San Antonio, Texas, and we conduct our business operations through 15 other regional offices located throughout the United States and internationally in Colombia. These operating locations typically include regional offices, storage and maintenance yards and employee housing sufficient to support our operations in the area. We lease most of these properties under non-cancelable term and month-to-month operating leases, many of which contain renewal options that can extend the lease term from one year to five years and some of which contain escalation clauses. We also lease various items of supplemental equipment, typically under cancelable short-term and very short term (less than 30 days) leases. Due to the nature of our business, any option to renew these short-term leases, and the options to extend certain of our long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
The following table summarizes our lease expense recognized, excluding variable lease costs (amounts in thousands):

	Successor	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2019
Long-term operating lease expense	$517	$1,080	$2,943
Short-term operating lease expense	1,705	4,456	11,490

The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	Successor	Predecessor
	September 30, 2020	December 31, 2019
Within 1 year	$1,118	$2,496
In the second year	994	1,933
In the third year	957	1,447
In the fourth year	869	1,117
In the fifth year	890	912
Thereafter	522	811
Total undiscounted lease obligations	$5,350	$8,716
Impact of discounting	(584)	(818)
Discounted value of operating lease obligations	$4,766	$7,898

Current operating lease liabilities	$928	$2,198
Noncurrent operating lease liabilities	3,838	5,700
	$4,766	$7,898
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
As of September 30, 2020, the principal amount of our outstanding debt obligations were as follows (amounts in thousands):

Successor
September 30, 2020
Convertible Notes	129,771
Senior Secured Notes, including in-kind interest	79,032
Due to the application of fresh start accounting, our debt obligations were recognized at fair value on our condensed consolidated balance sheet at the Fresh Start Reporting Date, as described further in Note 3, Fresh Start Accounting. Additionally, a portion of the fair value of our Convertible Notes is classified as equity, as described further below.
ABL Credit Facility
On the Effective Date, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million (the “ABL Credit Facility”) among us and our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent, and on August 7, 2020, we entered into a First Amendment to the ABL Credit Facility (together, herein referred to as the “ABL Credit Facility”) which, among other things, reduced the maximum amount of the revolving credit agreement to $40 million.
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
The ABL Credit Facility limits our annual capital expenditures to 125% of the budget set forth in the projections for any fiscal year and provides that if our availability plus pledged cash of up to $3 million falls below $6 million (15% of the maximum revolver amount), we will be required to comply with a fixed charge coverage ratio of 1.0 to 1.0, all of which is defined in the ABL Credit Facility. As of September 30, 2020, we had no borrowings and approximately $8.8 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at September 30, 2020, availability under the ABL Credit Facility was $10.7 million, which our access to would be limited by (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above and (ii) the requirement to maintain availability of at least $4.0 million, which may include up to $2.0 million of pledged cash.
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
The Convertible Notes are general unsecured obligations which will mature on November 15, 2025, unless earlier accelerated, redeemed, converted or repurchased, and bear interest at a fixed rate of 5% per annum, which will be payable semi-annually on May 15 and November 15 in-kind in the form of an increase to the principal amount. The Convertible Notes are convertible at the option of the holders at any time into shares of our common stock and will convert mandatorily into our common stock at maturity; provided, however, that if the value of our common stock otherwise deliverable in connection with a mandatory conversion of a Convertible Note on the maturity date would be less than the principal amount of such Convertible Note plus accrued and unpaid interest, then the Convertible Note will instead convert into an amount of cash equal to the principal amount thereof plus accrued and unpaid interest. The initial conversion rate is 75 shares of common stock per $1,000 principal amount of the Convertible Notes, which in aggregate represents 9,732,825 shares of common stock and an initial conversion price of $13.33 per share. The conversion rate is subject to customary anti-dilution adjustments.
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
The Senior Secured Notes will mature on May 15, 2025 and interest will accrue at the rate of LIBOR plus 9.5% per annum, with a LIBOR rate floor of 1.5%, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2020. With respect to any interest payment due on or prior to May 29, 2021, 50% of the interest will be payable in cash and 50% of the interest will be paid in-kind in the form of an increase to the principal amount; however, a majority in interest of the holders of the Senior Secured Notes may elect to have 100% of the interest due on or prior to May 29, 2021 payable in-kind. For all interest periods commencing on or after May 15, 2024, the interest rate for the Senior Secured Notes will be a rate equal to LIBOR plus 10.50%, with a LIBOR rate floor of 1.5%.
We may redeem all or part of the Senior Secured Notes on or after June 1, 2021 at redemption prices (expressed as percentages of the principal amount) equal to (i) 104% for the twelve-month period beginning on June 1, 2021; (ii) 102% for the twelve-month period beginning on June 1, 2022; (iii) 101% for the twelve-month period beginning on June 1, 2023 and (iv) 100% for the twelve-month period beginning June 1, 2024 and at any time thereafter, plus accrued and unpaid interest at the redemption date. Notwithstanding the foregoing, if a change of control (as defined in the Senior Secured Notes Indenture) occurs prior to June 1, 2022, we may elect to purchase all remaining outstanding Senior Secured Notes not tendered to us as described below at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. If a change of control (as defined in the Senior Secured Notes Indenture) occurs, holders of the Senior Secured Notes will have the right to require us to repurchase all or any part of their Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

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
Having completed qualifying asset sales in the aggregate of $7.2 million by the end of September 2020, we commenced and completed an offer to purchase $2.2 million in aggregate principal amount of the Senior Secured Notes in October 2020 in accordance with the Senior Secured Notes Indenture, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest through, but not including, the purchase date. As a result, the $2.2 million of Senior Secured Notes is presented as a current liability in our unaudited condensed consolidated balance sheet as of September 30, 2020. The purchase was funded through cash on hand, which is classified as “restricted cash” as of September 30, 2020.
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

Successor
September 30, 2020
Unamortized discount on Convertible Notes (based on imputed interest rate of 20.9%)	$56,660
Unamortized discount on Senior Secured Notes (based on imputed interest rate of 13.2%)	2,958
Unamortized debt issuance costs	3,969
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
9.     Fair Value of Financial Instruments
The FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchical framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. Currently, our financial instruments consist primarily of cash and cash equivalents, trade and other receivables, trade payables and long-term debt. The carrying value of cash and cash equivalents, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. As a result of the application of fresh start accounting, we estimate that the carrying value of our long-term debt approximates fair value.
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
The following presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations (amounts in thousands, except per share data):

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Numerator:
Net loss (numerator for basic EPS)	$(20,070)	$(26,016)
Interest expense on Convertible Notes, net of tax	—	—
Numerator for diluted EPS, if-converted method	(20,070)	(26,016)

Denominator:
Weighted-average shares (denominator for basic EPS)	1,119	78,473
Potentially dilutive shares issuable from Convertible Notes, if-converted method	—	—
Potentially dilutive shares issuable from outstanding stock-based compensation awards, treasury stock method	—	—
Denominator for diluted EPS	1,119	78,473
Loss per common share - Basic	$(17.94)	$(0.33)
Loss per common share - Diluted	$(17.94)	$(0.33)
Potentially dilutive securities excluded as anti-dilutive	9,733	5,577

	Successor	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2019
Numerator:
Net loss (numerator for basic EPS)	$(29,887)	$(104,225)	$(54,075)
Interest expense on Convertible Notes, net of tax	—	—	—
Numerator for diluted EPS, if-converted method	(29,887)	(104,225)	(54,075)

Denominator:
Weighted-average shares (denominator for basic EPS)	1,101	78,968	78,405
Potentially dilutive shares issuable from Convertible Notes, if-converted method	—	—	—
Potentially dilutive shares issuable from outstanding stock-based compensation awards, treasury stock method	—	—	—
Denominator for diluted EPS	1,101	78,968	78,405
Loss per common share - Basic	$(27.15)	$(1.32)	$(0.69)
Loss per common share - Diluted	$(27.15)	$(1.32)	$(0.69)
Potentially dilutive securities excluded as anti-dilutive	9,733	4,517	4,962
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
12.    Segment Information
As of September 30, 2020, we have four operating segments, comprised of two drilling services business segments (domestic and international drilling) and two production services business segments (well servicing and wireline services), which reflects the basis used by management in making decisions regarding our business for resource allocation and performance assessment, as required by ASC Topic 280, Segment Reporting. In April 2020, we closed our coiled tubing services business and placed all of our coiled tubing services assets as held for sale at June 30, 2020. Historical financial information for our coiled tubing services business, which had previously been presented as a separate operating segment, continues to be presented in the following tables as a component of continuing operations.
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
The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Revenues:
Domestic drilling	$17,567	$38,168
International drilling	4,061	21,617
Drilling services	21,628	59,785
Well servicing	12,871	30,293
Wireline services	4,499	43,874
Coiled tubing services	—	12,446
Production services	17,370	86,613
Consolidated revenues	$38,998	$146,398

Operating costs:
Domestic drilling	$9,706	$21,931
International drilling	3,449	15,844
Drilling services	13,155	37,775
Well servicing	10,577	21,414
Wireline services	4,938	38,349
Coiled tubing services	223	10,521
Production services	15,738	70,284
Consolidated operating costs	$28,893	$108,059

Gross margin:
Domestic drilling	$7,861	$16,237
International drilling	612	5,773
Drilling services	8,473	22,010
Well servicing	2,294	8,879
Wireline services	(439)	5,525
Coiled tubing services	(223)	1,925
Production services	1,632	16,329
Consolidated gross margin	$10,105	$38,339

Identifiable Assets:
Domestic drilling (1)	$144,433	$354,534
International drilling (1) (2)	43,033	47,320
Drilling services	187,466	401,854
Well servicing	47,207	118,686
Wireline services	21,174	80,054
Coiled tubing services	4,062	34,339
Production services	72,443	233,079
Corporate	59,193	54,760
Consolidated identifiable assets	$319,102	$689,693

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Depreciation and amortization:
Domestic drilling	$6,195	$10,864
International drilling	3,242	1,512
Drilling services	9,437	12,376
Well servicing	3,539	5,132
Wireline services	1,620	3,537
Coiled tubing services	—	1,660
Production services	5,159	10,329
Corporate	103	219
Consolidated depreciation	$14,699	$22,924

Capital Expenditures:
Domestic drilling	$1,006	$2,777
International drilling	167	1,162
Drilling services	1,173	3,939
Well servicing	313	2,146
Wireline services	45	775
Coiled tubing services	—	1,756
Production services	358	4,677
Corporate	—	44
Consolidated capital expenditures	$1,531	$8,660

	Successor	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2019
Revenues:
Domestic drilling	$23,433	$53,341	$115,829
International drilling	4,889	15,928	68,682
Drilling services	28,322	69,269	184,511
Well servicing	16,627	31,947	86,053
Wireline services	5,212	35,543	137,134
Coiled tubing services	—	5,611	38,111
Production services	21,839	73,101	261,298
Consolidated revenues	$50,161	$142,370	$445,809

Operating costs:
Domestic drilling	$13,352	$33,101	$69,098
International drilling	4,512	13,676	50,884
Drilling services	17,864	46,777	119,982
Well servicing	13,387	26,877	61,348
Wireline services	6,023	31,836	119,500
Coiled tubing services	362	8,557	31,784
Production services	19,772	67,270	212,632
Consolidated operating costs	$37,636	$114,047	$332,614

	Successor	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2019
Gross margin:
Domestic drilling	$10,081	$20,240	$46,731
International drilling	377	2,252	17,798
Drilling services	10,458	22,492	64,529
Well servicing	3,240	5,070	24,705
Wireline services	(811)	3,707	17,634
Coiled tubing services	(362)	(2,946)	6,327
Production services	2,067	5,831	48,666
Consolidated gross margin	$12,525	$28,323	$113,195

Identifiable Assets:
Domestic drilling (1)	$144,433	$158,283	$354,534
International drilling (1) (2)	43,033	49,611	47,320
Drilling services	187,466	207,894	401,854
Well servicing	47,207	49,388	118,686
Wireline services	21,174	23,948	80,054
Coiled tubing services	4,062	6,336	34,339
Production services	72,443	79,672	233,079
Corporate	59,193	65,057	54,760
Consolidated identifiable assets	$319,102	$352,623	$689,693

Depreciation and amortization:
Domestic drilling	$8,207	$18,058	$32,297
International drilling	4,318	2,144	4,228
Drilling services	12,525	20,202	36,525
Well servicing	4,800	7,820	14,956
Wireline services	2,383	5,088	11,519
Coiled tubing services	—	2,164	4,719
Production services	7,183	15,072	31,194
Corporate	227	373	709
Consolidated depreciation	$19,935	$35,647	$68,428

Capital Expenditures:
Domestic drilling	$1,490	$3,862	$14,344
International drilling	305	1,273	3,444
Drilling services	1,795	5,135	17,788
Well servicing	343	1,918	8,182
Wireline services	105	1,684	5,198
Coiled tubing services	—	166	4,567
Production services	448	3,768	17,947
Corporate	—	21	541
Consolidated capital expenditures	$2,243	$8,924	$36,276
(1)    Identifiable assets for our drilling segments include the impact of a $28.3 million and $37.5 million intercompany balance, as of September 30, 2020 and 2019, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).
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

The following is a reconciliation of consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Consolidated gross margin	$10,105	$38,339
Depreciation and amortization	(14,699)	(22,924)
General and administrative	(11,626)	(30,485)
Bad debt (expense) recovery, net	315	(196)
Gain on dispositions of property and equipment, net	3,829	(17)
Loss from operations	$(12,076)	$(15,283)

	Successor	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2019
Consolidated gross margin	$12,525	$28,323	$113,195
Depreciation and amortization	(19,935)	(35,647)	(68,428)
General and administrative	(15,839)	(22,047)	(68,271)
Pre-petition restructuring charges	—	(16,822)	—
Impairment	(388)	(17,853)	(1,378)
Bad debt (expense) recovery, net	598	(1,209)	90
Gain on dispositions of property and equipment, net	4,289	989	2,184
Loss from operations	$(18,750)	$(64,266)	$(22,608)
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
We are currently undergoing sales and use tax audits for multi-year periods. As of September 30, 2020 and December 31, 2019, our accrued liability was $0.8 million and $2.0 million, respectively, based on our estimate of the sales and use tax obligations that are expected to result from these audits. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more of the audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary would be obligated to pay the holders of its debt and other liabilities, including its trade creditors, before it would be able to distribute any of its assets to us. As of September 30, 2020, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of the guarantee arrangements, we are presenting the following Predecessor and Successor condensed consolidating balance sheets, statements of operations and statements of cash flows of the issuer, the guarantor subsidiaries, and the non-guarantor subsidiaries.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(unaudited, in thousands)

	Successor
	September 30, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,616	$—	$5,465	$—	$28,081
Restricted cash	4,021	—	—	—	4,021
Receivables, net of allowance	1,110	46,252	8,991	—	56,353
Intercompany receivable (payable)	(3,131)	31,141	(28,010)	—	—
Inventory	—	5,636	7,661	—	13,297
Assets held for sale	—	4,295	—	—	4,295
Prepaid expenses and other current assets	2,365	1,319	657	—	4,341
Total current assets	26,981	88,643	(5,236)	—	110,388
Net property and equipment	402	149,982	22,013	—	172,397
Investment in subsidiaries	235,479	33,817	—	(269,296)	—
Intangible assets, net of accumulated amortization	1,902	7,156	—	—	9,058
Deferred income taxes	—	—	10,433	—	10,433
Operating lease assets	2,687	1,977	—	—	4,664
Other noncurrent assets	2,212	52	9,898	—	12,162
Total assets	$269,663	$281,627	$37,108	$(269,296)	$319,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,725	$8,608	$2,112	$—	$15,445
Current portion of long-term debt	2,199	—	—	—	2,199
Deferred revenues	—	205	510	—	715
Accrued expenses	6,915	33,019	669	—	40,603
Total current liabilities	13,839	41,832	3,291	—	58,962
Long-term debt, less unamortized discount and debt issuance costs	143,017	—	—	—	143,017
Noncurrent operating lease liabilities	2,349	1,489	—	—	3,838
Deferred income taxes	171	732	—	—	903
Other noncurrent liabilities	242	2,095	—	—	2,337
Total liabilities	159,618	46,148	3,291	—	209,057
Total stockholders’ equity	110,045	235,479	33,817	(269,296)	110,045
Total liabilities and stockholders’ equity	$269,663	$281,627	$37,108	$(269,296)	$319,102

	Predecessor
	December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,461	$—	$10,158	$—	$24,619
Restricted cash	998	—	—	—	998
Receivables, net of allowance	107	92,394	30,908	117	123,526
Intercompany receivable (payable)	(28,664)	64,485	(35,821)	—	—
Inventory	—	10,325	12,128	—	22,453
Assets held for sale	—	3,447	—	—	3,447
Prepaid expenses and other current assets	2,849	4,122	898	—	7,869
Total current assets	(10,249)	174,773	18,271	117	182,912
Net property and equipment	2,374	441,567	27,229	—	471,170
Investment in subsidiaries	547,123	47,953	—	(595,076)	—
Deferred income taxes	44,224	—	11,540	(44,224)	11,540
Operating lease assets	3,114	3,581	569	—	7,264
Other noncurrent assets	506	562	—	—	1,068
Total assets	$587,092	$668,436	$57,609	$(639,183)	$673,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,811	$24,436	$6,304	$—	$32,551
Deferred revenues	—	513	826	—	1,339
Accrued expenses	10,570	44,893	2,111	117	57,691
Total current liabilities	12,381	69,842	9,241	117	91,581
Long-term debt, less unamortized discount and debt issuance costs	467,699	—	—	—	467,699
Noncurrent operating lease liabilities	2,749	2,536	415	—	5,700
Deferred income taxes	—	48,641	—	(44,224)	4,417
Other noncurrent liabilities	187	294	—	—	481
Total liabilities not subject to compromise	483,016	121,313	9,656	(44,107)	569,878
Total stockholders’ equity	104,076	547,123	47,953	(595,076)	104,076
Total liabilities and stockholders’ equity	$587,092	$668,436	$57,609	$(639,183)	$673,954

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor
	Three Months Ended September 30, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$34,937	$4,061	$—	$38,998
Costs and expenses:
Operating costs	—	25,443	3,450	—	28,893
Depreciation and amortization	103	11,354	3,242	—	14,699
General and administrative	7,672	3,711	438	(195)	11,626
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense (recovery), net	—	(315)	—	—	(315)
Loss (gain) on dispositions of property and equipment, net	(14)	(3,822)	7	—	(3,829)
Total costs and expenses	7,761	35,156	8,352	(195)	51,074
Income (loss) from operations	(7,761)	(219)	(4,291)	195	(12,076)
Other income (expense):
Equity in earnings of subsidiaries	(3,589)	(3,639)	—	7,228	—
Interest expense	(6,261)	—	8	—	(6,253)
Reorganization items, net	(2,522)	—	—	—	(2,522)
Other income	18	272	(943)	(195)	(848)
Total other income (expense), net	(12,354)	(3,367)	(935)	7,033	(9,623)
Income (loss) before income taxes	(20,115)	(3,586)	(5,226)	7,228	(21,699)
Income tax (expense) benefit [1]	45	(3)	1,587	—	1,629
Net income (loss)	$(20,070)	$(3,589)	$(3,639)	$7,228	$(20,070)

	Predecessor
	Three months ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$124,781	$21,617	$—	$146,398
Costs and expenses:
Operating costs	—	92,216	15,843	—	108,059
Depreciation and amortization	219	21,193	1,512	—	22,924
General and administrative	15,979	13,640	1,001	(135)	30,485
Intercompany leasing	—	(1,215)	1,215	—	—
Bad debt expense, net of recovery	—	196	—	—	196
Loss (gain) on dispositions of property and equipment, net	—	28	(11)	—	17
Total costs and expenses	16,198	126,058	19,560	(135)	161,681
Income (loss) from operations	(16,198)	(1,277)	2,057	135	(15,283)
Other income (expense):
Equity in earnings of subsidiaries	(640)	1,164	—	(524)	—
Interest expense	(10,020)	3	4	—	(10,013)
Other income (expense)	86	236	(775)	(135)	(588)
Total other income (expense), net	(10,574)	1,403	(771)	(659)	(10,601)
Income (loss) before income taxes	(26,772)	126	1,286	(524)	(25,884)
Income tax (expense) benefit [1]	756	(766)	(122)	—	(132)
Net income (loss)	$(26,016)	$(640)	$1,164	$(524)	$(26,016)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Successor
	Four Months Ended September 30, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$45,272	$4,889	$—	$50,161
Costs and expenses:
Operating costs	—	33,123	4,513	—	37,636
Depreciation and amortization	227	15,390	4,318	—	19,935
General and administrative	10,101	5,414	584	(260)	15,839
Intercompany leasing	—	(1,620)	1,620	—	—
Impairment	—	388	—	—	388
Bad debt recovery, net of expense	—	(598)	—	—	(598)
Loss (gain) on dispositions of property and equipment, net	(14)	(4,282)	7	—	(4,289)
Total costs and expenses	10,314	47,815	11,042	(260)	68,911
Loss from operations	(10,314)	(2,543)	(6,153)	260	(18,750)
Other income (expense):
Equity in earnings of subsidiaries	(7,901)	(5,295)	—	13,196	—
Interest expense	(8,478)	—	10	—	(8,468)
Reorganization items, net	(3,263)	(403)	—	—	(3,666)
Other income (expense)	24	361	(1,203)	(260)	(1,078)
Total other expense, net	(19,618)	(5,337)	(1,193)	12,936	(13,212)
Loss before income taxes	(29,932)	(7,880)	(7,346)	13,196	(31,962)
Income tax (expense) benefit [1]	45	(21)	2,051	—	2,075
Net income (loss)	$(29,887)	$(7,901)	$(5,295)	$13,196	$(29,887)

	Predecessor
	Five Months Ended May 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,442	$15,928	$—	$142,370
Costs and expenses:
Operating costs	—	100,372	13,675	—	114,047
Depreciation and amortization	374	33,129	2,144	—	35,647
General and administrative	8,865	12,489	918	(225)	22,047
Pre-petition restructuring charges	16,822	—	—	—	16,822
Intercompany leasing	—	(2,025)	2,025	—	—
Impairment	—	17,853	—	—	17,853
Bad debt expense, net of recovery	—	1,209	—	—	1,209
Loss (gain) on dispositions of property and equipment, net	3	(992)	—	—	(989)
Total costs and expenses	26,064	162,035	18,762	(225)	206,636
Loss from operations	(26,064)	(35,593)	(2,834)	225	(64,266)
Other income (expense):
Equity in earnings of subsidiaries	(227,497)	(8,594)	—	236,091	—
Interest expense	(12,315)	—	21	—	(12,294)
Reorganization items, net	210,346	(231,420)	(829)	—	(21,903)
Loss on extinguishment of debt	(4,215)	—	—	—	(4,215)
Other income (expense)	(4)	394	(3,498)	(225)	(3,333)
Total other expense, net	(33,685)	(239,620)	(4,306)	235,866	(41,745)
Loss before income taxes	(59,749)	(275,213)	(7,140)	236,091	(106,011)
Income tax (expense) benefit [1]	(44,476)	47,716	(1,454)	—	1,786
Net income (loss)	$(104,225)	$(227,497)	$(8,594)	$236,091	$(104,225)

	Predecessor
	Nine months ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$377,127	$68,682	$—	$445,809
Costs and expenses:
Operating costs	—	281,735	50,879	—	332,614
Depreciation and amortization	709	63,491	4,228	—	68,428
General and administrative	30,882	35,665	2,129	(405)	68,271
Intercompany leasing	—	(3,645)	3,645	—	—
Impairment	—	1,378	—	—	1,378
Bad debt recovery, net of expense	—	(90)	—	—	(90)
Gain on dispositions of property and equipment, net	—	(2,077)	(107)	—	(2,184)
Total costs and expenses	31,591	376,457	60,774	(405)	468,417
Income (loss) from operations	(31,591)	670	7,908	405	(22,608)
Other income (expense):
Equity in earnings of subsidiaries	5,433	7,059	—	(12,492)	—
Interest expense	(29,953)	(12)	(38)	—	(30,003)
Other income (expense)	383	903	(436)	(405)	445
Total other income (expense), net	(24,137)	7,950	(474)	(12,897)	(29,558)
Income (loss) before income taxes	(55,728)	8,620	7,434	(12,492)	(52,166)
Income tax (expense) benefit [1]	1,653	(3,187)	(375)	—	(1,909)
Net income (loss)	$(54,075)	$5,433	$7,059	$(12,492)	$(54,075)

[1] The income tax (expense) benefit reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Successor
	Four Months Ended September 30, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(16,592)	$20,169	$(4,314)	$—	$(737)

Cash flows from investing activities:
Purchases of property and equipment	(13)	(1,991)	(380)	—	(2,384)
Proceeds from sale of property and equipment	18	8,271	14	—	8,303
Proceeds from insurance recoveries	—	155	—	—	155
	5	6,435	(366)	—	6,074

Cash flows from financing activities:
Intercompany contributions/distributions	26,617	(26,604)	(13)	—	—
	26,617	(26,604)	(13)	—	—

Net decrease in cash, cash equivalents and restricted cash	10,030	—	(4,693)	—	5,337
Beginning cash, cash equivalents and restricted cash	16,607	—	10,158	—	26,765
Ending cash, cash equivalents and restricted cash	$26,637	$—	$5,465	$—	$32,102

	Predecessor
	Five Months Ended May 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(127,760)	$132,354	$(6,839)	$—	$(2,245)

Cash flows from investing activities:
Purchases of property and equipment	(569)	(8,755)	(1,524)	—	(10,848)
Proceeds from sale of property and equipment	—	1,819	—	(154)	1,665
Proceeds from insurance recoveries	—	22	—	—	22
	(569)	(6,914)	(1,524)	(154)	(9,161)

Cash flows from financing activities:
Debt repayments	(175,000)	—	—	—	(175,000)
Proceeds from debt issuance	195,187	—	—	—	195,187
Proceeds from DIP Facility	4,000	—	—	—	4,000
Repayment of DIP Facility	(4,000)	—	—	—	(4,000)
Payments of debt issuance costs	(7,625)	—	—	—	(7,625)
Purchase of treasury stock	(8)	—	—	—	(8)
Intercompany contributions/distributions	116,923	(125,440)	8,363	154	—
	129,477	(125,440)	8,363	154	12,554

Net decrease in cash, cash equivalents and restricted cash	1,148	—	—	—	1,148
Beginning cash, cash equivalents and restricted cash	15,459	—	10,158	—	25,617
Ending cash, cash equivalents and restricted cash	$16,607	$—	$10,158	$—	$26,765

	Predecessor
	Nine months ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(38,177)	$41,854	$4,961	$—	$8,638

Cash flows from investing activities:
Purchases of property and equipment	(637)	(36,644)	(3,262)	—	(40,543)
Proceeds from sale of property and equipment	—	4,688	90	—	4,778
Proceeds from insurance recoveries	—	641	—	—	641
	(637)	(31,315)	(3,172)	—	(35,124)

Cash flows from financing activities:
Purchase of treasury stock	(125)	—	—	—	(125)
Intercompany contributions/distributions	10,784	(10,539)	(245)	—	—
	10,659	(10,539)	(245)	—	(125)

Net increase (decrease) in cash, cash equivalents and restricted cash	(28,155)	—	1,544	—	(26,611)
Beginning cash, cash equivalents and restricted cash	51,348	—	3,216	—	54,564
Ending cash, cash equivalents and restricted cash	$23,193	$—	$4,760	$—	$27,953

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. These forward-looking statements are based on our current beliefs, intentions, and expectations and are not guarantees or indicators of future performance. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including risks and uncertainties relating to the effects of our bankruptcy on our business and relationships, the concentration of our equity ownership following bankruptcy, the application of fresh start accounting, the effect of the coronavirus (COVID-19) pandemic on our industry, general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, operating hazards inherent in our operations, the supply of marketable equipment within the industry, the continued availability of new components for our fleets, the continued availability of qualified personnel, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment, the occurrence of cybersecurity incidents, the success or failure of future dispositions or acquisitions, future compliance with our debt agreements, and the impact of not having our common stock listed on a national securities exchange. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Form 10-K/A for the year ended December 31, 2019, and our Quarterly Reports for the quarterly periods ended March 31, 2020 and June 30, 2020, including under the headings “Risk Factors” in Item 1A and “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our stockholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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
We evaluated the events between May 29, 2020 and May 31, 2020 and concluded that the use of an accounting convenience date of May 31, 2020 (the “Fresh Start Reporting Date”) would not have a material impact on our condensed consolidated financial statements. As such, the application of fresh start accounting was reflected in our condensed consolidated balance sheet as of May 31, 2020 and related fresh start accounting adjustments were included in our condensed consolidated statement of operations for the five months ended May 31, 2020.
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
We have worked to respond to the recent and current market conditions in a number of ways, including:
•Safety Measures. We have taken proactive steps in our field operations and corporate offices to protect the health and safety of our employees and contractors, including temperature screenings at field job sites, remote working for our office employees, and we implemented procedures for hygiene and distancing at all our locations.
•Reduced Capital Spending. We significantly reduced our initial 2020 capital expenditure budget. Currently, we expect to spend a total of $15 million to $17 million on capital expenditures during 2020; our original budget contemplated capital expenditures of approximately $40 million. During the three months ended September 30, 2020, we limited our capital expenditure spending to $1.5 million.
•Closure of Under-performing Operations. In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale. We have also closed or consolidated 9 operating locations within our wireline and well servicing operations and exited 13 long-term leases during 2020 as well as various other short-term leases that support our business, and renegotiated or otherwise downsized other leased locations in order to reduce overhead and improve profitability.
•Cost-Cutting Measures. Throughout 2020, we have implemented various cost-cutting measures including, among other things, (i) a 60% reduction in our total headcount, (ii) the suspension of our Employee Incentive Plan and determining that no bonuses would be payable thereunder, (iii) a reduction in the base salaries of each of our executive officers by 24% to 35%, (iv) certain hourly, salary and incentive compensation reductions for administrative and operations personnel throughout the company, (v) a 20% reduction in the cash compensation of each of our non-employee directors effective until June 30, 2021 (or such other date as determined by the Board) and (vi) the elimination of certain employee benefits, including matching 401(k) contributions.
•Liquidating Non-strategic Assets. We have received $10.0 million of proceeds from sales of various assets since the beginning of 2020 and have an additional $4.3 million designated as held for sale at September 30, 2020.

Company Overview
Pioneer Energy Services Corp. provides land-based drilling services and production services to a diverse group of oil and gas exploration and production companies in the United States and internationally in Colombia. Drilling services and production services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.
•Drilling Services — Our current drilling rig fleet is 100% pad-capable and offers the latest advancements in pad drilling, with 17 AC rigs in the US and 8 SCR rigs in Colombia. We provide a comprehensive service offering which includes the drilling rig, crews, supplies, and most of the ancillary equipment needed to operate our drilling rigs, which are deployed through our division offices in the following regions:

Rig Count
Domestic drilling:
Marcellus/Utica	5
Permian Basin and Eagle Ford	10
Bakken	2
International drilling	8
25
•Production Services — Our production services business segments provide a range of services to producers primarily in Texas, North Dakota, the Rocky Mountain region, and Louisiana.
◦Well Servicing. Our fleet consists of 111 rigs with 550 horsepower and 12 rigs with 600 horsepower which are deployed through 5 operating locations in Texas and North Dakota.
◦Wireline Services. Our fleet of 78 wireline units, including nine units that offer greaseless electric wireline used to reach further depths in longer laterals and two greaseless, EcoQuietTM units designed to reduce noise when operating in proximity to urban areas, is deployed through 6 operating locations in Texas, the Rocky Mountain region, Louisiana and North Dakota.
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

The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Guiberson/Association of Energy Service Companies) from January 2019 through September 2020 are illustrated in the graphs below.
The commodity price environment and global oversupply of oil during 2020 has resulted in an oversupply of equipment in our industry, declining rig counts and dayrates, and substantially reduced activity for all our service offerings. Oil and gas exploration and production companies reduced their previously planned capital spending programs for 2020, thereby reducing demand for our services. In March 2020, many operators began to curtail operations and several of our clients terminated their drilling contracts with us in April and May 2020.
At the end of September 30, 2020, 12 of our 25 drilling rigs were earning revenues, 9 of which were under term contracts with an aggregate average term remaining of approximately 7 months, and 3 more were under contract but with suspended or pending operations. Additionally, 2 of the domestic rigs currently under spot contracts are each contracted to begin 1-year term contracts at the beginning of 2021. Utilization of our production services fleets also dropped significantly in response to recent market conditions, and in April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale.
We cannot predict whether or when the current imbalance in supply and demand will correct, and when and to what extent crude oil production activities will return to normalized levels. While rig counts and gas prices have continued to increase through October 2020, oil and natural gas commodity prices are expected to continue to be volatile, and demand for our products and services will continue to be affected if our clients continue to revise their capital budgets downward and adjust their operations in response to lower oil prices.
We are currently focusing our efforts on reducing costs and the realignment of certain businesses, while maintaining essential functions and readiness for the moderately improving market conditions which we expect for the remainder of 2020 and into the first part of 2021. We believe our high-quality equipment, services, and excellent safety record position us well to compete as our industry recovers.
Liquidity and Capital Resources
Liquidity Overview
Our completion of the Chapter 11 Cases has allowed us to significantly reduce our level of indebtedness and our future cash interest obligations. We currently expect that cash and cash equivalents, cash generated from operations, and available funds under the ABL Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months. However, our ability to maintain sufficient liquidity and compliance with our debt instruments over the next 12 months, grow, make capital expenditures, and service our debt depends primarily upon (i) the level of demand for, and pricing of, our products and services; (ii) the level of spending by our clients; (iii) our ability to collect our receivables and access borrowings under the ABL Credit Facility; (iv) the supply and demand for oil and gas; (v) oil and gas prices; (vi) general economic and market conditions; and (vii) and other factors that are beyond our control.

The market competition between OPEC and non-OPEC countries and the impact of the COVID-19 pandemic has caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending. A continued decrease in the demand for oil, combined with current depressed oil prices, has affected and could continue to negatively affect the amount of cash we generate and have available for working capital requirements, capital expenditures, and debt service.
Our availability under the ABL Credit Facility at September 30, 2020 was $10.7 million, which our access to would be limited by (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash. In addition, as a result of current market conditions, certain of our clients are facing financial pressures and liquidity issues. There can be no assurance that one or more of our clients will not delay or default on payments owed to us or file for bankruptcy protection, in which case we may be unable to collect all, or any portion, of the accounts receivable owed to us by such clients. Delays or defaults in payments of accounts receivable owed to us may also adversely affect our borrowing base and our ability to borrow under our ABL Credit Facility.
Sources of Capital Resources
Our principal sources of liquidity currently consist of:
•total cash and cash equivalents, including restricted cash ($32.1 million as of September 30, 2020);
•cash generated from operations; and
•the availability under the ABL Credit Facility ($10.7 million as of September 30, 2020, as discussed below).
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
As of September 30, 2020, we had no borrowings and approximately $8.8 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at September 30, 2020, availability under the ABL Credit Facility was $10.7 million, which our access to would be limited by (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above, and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash.

Uses of Capital Resources
Our principal liquidity requirements are currently for:
•working capital needs;
•capital expenditures; and
•debt service.
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
Working Capital — Our working capital and current ratio, which we calculate by dividing current assets by current liabilities, were as follows as of September 30, 2020 and December 31, 2019 (amounts in thousands, except current ratio):

	September 30, 2020	December 31, 2019	Change
Current assets	$110,388	$182,912	$(72,524)
Current liabilities	58,962	91,581	(32,619)
Working capital	$51,426	$91,331	$(39,905)
Current ratio	1.9	2.0	(0.1)
The decrease in our working capital during 2020 is primarily due to a decrease of $61.0 million, or 66%, in our total trade and unbilled receivables, despite a decrease of $17.1 million, or 53%, in our accounts payable and a $6.7 million decrease in accrued employee costs, all of which are primarily a result of the significant decline in demand for our service offerings which resulted in decreased revenue and related costs.
Total cash, including cash equivalents and restricted cash, increased by $6.5 million, primarily due to $12.6 million of cash provided by the refinancing of our debt obligations upon emergence from Chapter 11, which was partially offset by a net investment of $3.1 million in capital expenditures as well as $3.0 million of net cash used in operating activities.
Other decreases in our current assets during 2020 included a $9.2 million decrease in inventory primarily due to the revaluation of assets upon our adoption of fresh start accounting, a $4.9 million decrease in other receivables primarily due to an income tax refund in 2020 related to our international operations, and a $3.5 million decrease in prepaid and other current assets partially due to the usage of professional fee retainers associated with our bankruptcy proceedings as well as the amortization of prepaid insurance premiums which are generally paid annually in October.
Other decreases in our current liabilities during 2020 include a $5.9 million decrease in other accrued expenses primarily related to lower accrued taxes associated with our well servicing and international drilling operations, reduced legal and other professional fee accruals associated with our bankruptcy proceedings and reduced current lease liabilities associated with leases that were exited during 2020, as well as a $2.1 million decrease in accrued interest expense primarily because the Prepetition Senior Notes stopped accruing interest as of March 1, 2020 in accordance with the terms of the Plan. These decreases were partially offset by a $1.8 million increase in accrued severance costs during 2020.
Capital Expenditures — Currently, we expect to spend a total of $15 million to $17 million on capital expenditures during 2020, primarily for routine expenditures which are necessary to maintain our fleets. As of September 30, 2020, we have spent $13.2 million of this expected annual total. Anticipated remaining capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, availability of capital resources, and the level of investment opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2020 from cash and operating cash flow in excess of our working capital requirements, although available borrowings under our ABL Credit Facility are also available, if necessary.
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
The following is a summary of our debt instruments and compliance requirements including covenants, restrictions and guarantees, as it relates to our Convertible Notes and Senior Secured Notes, and a summary of our ABL Credit Facility is included in the above section entitled ABL Credit Facility. As of September 30, 2020, we were in compliance with all covenants required by our debt instruments. However, our ability to maintain compliance with our debt instruments is dependent upon the level of demand for our products and services, the level of spending by our clients, the supply and demand for oil, oil and gas prices, general economic and market conditions and other factors which are beyond our control.
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
We may redeem all or part of the Senior Secured Notes on or after June 1, 2021 at redemption prices (expressed as percentages of the principal amount) equal to (i) 104% for the twelve-month period beginning on June 1, 2021; (ii) 102% for the twelve-month period beginning on June 1, 2022; (iii) 101% for the twelve-month period beginning on June 1, 2023 and (iv) 100% for the twelve-month period beginning June 1, 2024 and at any time thereafter, plus accrued and unpaid interest at the redemption date. Notwithstanding the foregoing, if a change of control (as defined in the Senior Secured Notes Indenture) occurs prior to June 1, 2022, we may elect to purchase all remaining outstanding Senior Secured Notes not tendered to us as described below at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. If a change of control (as defined in the Senior Secured Notes Indenture) occurs, holders of the Senior Secured Notes will have the right to require us to repurchase all or any part of their Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
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

Pursuant to the Senior Secured Notes Indenture, we commenced an offer to purchase $2.2 million in aggregate principal amount of the Senior Secured Notes in October 2020, at a purchase price equal to 100% of the principal amount of the Senior Secured Notes purchased, plus accrued and unpaid interest through, but not including, the purchase date. As of October 22, 2020, the aggregate principal amount of Senior Secured Notes outstanding is $76.8 million.
Results of Operations
As a result of our emergence from Chapter 11 on May 29, 2020, our financial results for the periods prior to the Fresh Start Reporting date of May 31, 2020 are referred to as those of the “Predecessor,” and our financial results for the periods subsequent to May 31, 2020 are referred to as those of the “Successor.”
Although the Successor period(s) and the Predecessor period(s) are distinct reporting periods, we have combined the Successor and Predecessor period results during the nine months ended September 30, 2020 in order to provide some comparability of such information to the corresponding Predecessor period ended September 30, 2019. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (GAAP) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the corresponding Predecessor period as reviewing the Successor period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.
The following table provides certain information about our operations, including details of each of our business segments’ revenues, operating costs and gross margin for the periods indicated (amounts in thousands).

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Revenues:
Domestic drilling	$17,567	$38,168
International drilling	4,061	21,617
Drilling services	21,628	59,785
Well servicing	12,871	30,293
Wireline services	4,499	43,874
Coiled tubing services	—	12,446
Production services	17,370	86,613
Consolidated revenues	$38,998	$146,398

Operating costs:
Domestic drilling	$9,706	$21,931
International drilling	3,449	15,844
Drilling services	13,155	37,775
Well servicing	10,577	21,414
Wireline services	4,938	38,349
Coiled tubing services	223	10,521
Production services	15,738	70,284
Consolidated operating costs	$28,893	$108,059

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Gross margin:
Domestic drilling	$7,861	$16,237
International drilling	612	5,773
Drilling services	8,473	22,010
Well servicing	2,294	8,879
Wireline services	(439)	5,525
Coiled tubing services	(223)	1,925
Production services	1,632	16,329
Consolidated gross margin	$10,105	$38,339

Consolidated:
Net loss	$(20,070)	$(26,016)
Adjusted EBITDA (1)	$1,775	$7,053

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues:
Domestic drilling	$23,433	$53,341	$76,774	$115,829
International drilling	4,889	15,928	20,817	68,682
Drilling services	28,322	69,269	97,591	184,511
Well servicing	16,627	31,947	48,574	86,053
Wireline services	5,212	35,543	40,755	137,134
Coiled tubing services	—	5,611	5,611	38,111
Production services	21,839	73,101	94,940	261,298
Consolidated revenues	$50,161	$142,370	$192,531	$445,809

Operating costs:
Domestic drilling	$13,352	$33,101	$46,453	$69,098
International drilling	4,512	13,676	18,188	50,884
Drilling services	17,864	46,777	64,641	119,982
Well servicing	13,387	26,877	40,264	61,348
Wireline services	6,023	31,836	37,859	119,500
Coiled tubing services	362	8,557	8,919	31,784
Production services	19,772	67,270	87,042	212,632
Consolidated operating costs	$37,636	$114,047	$151,683	$332,614

Gross margin:
Domestic drilling	$10,081	$20,240	$30,321	$46,731
International drilling	377	2,252	2,629	17,798
Drilling services	10,458	22,492	32,950	64,529
Well servicing	3,240	5,070	8,310	24,705
Wireline services	(811)	3,707	2,896	17,634
Coiled tubing services	(362)	(2,946)	(3,308)	6,327
Production services	2,067	5,831	7,898	48,666
Consolidated gross margin	$12,525	$28,323	$40,848	$113,195

Consolidated:
Net loss	$(29,887)	$(104,225)	$(134,112)	$(54,075)
Adjusted EBITDA (1)	$495	$2,723	$3,218	$47,643
(1)    Adjusted EBITDA represents income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, pre-petition restructuring charges, impairment, reorganization items, and loss on extinguishment of debt. Adjusted EBITDA is a non-GAAP measure that our management uses to facilitate period-to-period comparisons of our core operating performance and to evaluate our long-term financial performance against that of our peers. We believe that this measure is useful to investors and analysts in allowing for greater transparency of our core operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. Adjusted EBITDA may not be comparable to other similarly titled measures reported by other companies.
A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table (amounts in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net loss	$(20,070)	$(26,016)
Depreciation and amortization	14,699	22,924
Reorganization items, net	2,522	—
Interest expense	6,253	10,013
Income tax expense (benefit)	(1,629)	132
Adjusted EBITDA	1,775	7,053
General and administrative	11,626	30,485
Bad debt recovery (expense), net	(315)	196
Loss (gain) on dispositions of property and equipment, net	(3,829)	17
Other expense (income)	848	588
Consolidated gross margin	$10,105	$38,339

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net loss	$(29,887)	$(104,225)	$(134,112)	$(54,075)
Depreciation and amortization	19,935	35,647	55,582	68,428
Pre-petition restructuring charges	—	16,822	16,822	—
Impairment	388	17,853	18,241	1,378
Reorganization items, net	3,666	21,903	25,569	—
Interest expense	8,468	12,294	20,762	30,003
Loss on extinguishment of debt	—	4,215	4,215	—
Income tax expense (benefit)	(2,075)	(1,786)	(3,861)	1,909
Adjusted EBITDA	495	2,723	3,218	47,643
General and administrative	15,839	22,047	37,886	68,271
Bad debt recovery (expense), net	(598)	1,209	611	(90)
Loss (gain) on dispositions of property and equipment, net	(4,289)	(989)	(5,278)	(2,184)
Other expense (income)	1,078	3,333	4,411	(445)
Consolidated gross margin	$12,525	$28,323	$40,848	$113,195
Consolidated gross margin — We experienced a significant decline in demand for all our service offerings as a result of the economic downturn caused by the COVID-19 pandemic and adverse global oil production and pricing decisions made by OPEC and non-OPEC countries, as described in more detail in the section above entitled, “Market Conditions and Outlook.” Our consolidated gross margin decreased by $28.2 million, or 74%, for the three months ended September 30, 2020, and decreased by $72.3 million, or 64%, for the nine months ended September 30, 2020, as compared to the corresponding periods in 2019. Our production services offerings, which are heavily completion-oriented businesses, were most significantly impacted by the decline in demand, with a combined gross margin decrease of 84% for the nine months ended September 30, 2020 as compared to the corresponding period in 2019. While our drilling services business were also significantly impacted, and experienced a combined 49% gross margin decrease during this same period, the impact was mitigated by the longer-term nature of the operations, which are typically supported by term contracts.
•Drilling Services — Our drilling services revenues decreased by 64% and 47% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, while operating costs decreased by 65% and 46%, respectively. The following table provides operating statistics for each of our drilling services segments:

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Domestic drilling:
Average number of drilling rigs	17	17
Utilization rate	53%	88%
Revenue days	835	1,383

Average revenues per day	$21,038	$27,598
Average operating costs per day	11,624	15,858
Average margin per day	$9,414	$11,740

International drilling:
Average number of drilling rigs	8	8
Utilization rate	22%	71%
Revenue days	162	521

Average revenues per day	$25,068	$41,491
Average operating costs per day	21,290	30,411
Average margin per day	$3,778	$11,080

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Domestic drilling:
Average number of drilling rigs	17	17	17	17
Utilization rate	53%	81%	69%	94%
Revenue days	1,105	2,100	3,205	4,279

Average revenues per day	$21,206	$25,400	$23,954	$27,069
Average operating costs per day	12,083	15,762	14,494	16,148
Average margin per day	$9,123	$9,638	$9,460	$10,921

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	19%	28%	24%	79%
Revenue days	187	335	522	1,724

Average revenues per day	$26,144	$47,546	$39,879	$39,839
Average operating costs per day	24,128	40,824	34,843	29,515
Average margin per day	$2,016	$6,722	$5,036	$10,324
Our domestic drilling average margin per day decreased by 20% and 13% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, as revenue days decreased by 40% and 25%, respectively. Average revenues per day declined during 2020 as dayrates for contracts that were renewed and renegotiated in late 2019 were reduced. Additionally, average revenues and margin per day for the three and nine months ended September 30, 2019 benefited from $2.2 million and $1.0 million, respectively, of additional revenue associated with the early termination of two of our domestic drilling contracts in 2019, which is net of $1.6 million of early termination revenue recognized in May 2020. These decreases were offset in part by the benefit of rigs placed on standby in 2020. Beginning in late March 2020, rather than terminating their contracts with us, certain of our clients elected to temporarily stack three of our rigs, placing them on an extended standby for a reduced revenue rate and the option to reactivate the rigs through the remainder of the contract term. Although these drilling rigs earn lower standby rates as compared to daywork rates, operating costs incurred are minimal, which reduces operating costs per day and benefits overall margin per day.
Our international drilling average margin per day decreased by 66% and 51% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, primarily driven by the 69% and 70% reduction in revenue days during these respective periods as certain customers terminated or suspended drilling contracts in response to the decline in industry conditions. These contract terminations and suspensions in 2020 also resulted in an increase in rig demobilization activity, for which revenues and costs are higher than daywork activity, and for which there are no associated revenue days. Average revenue per day during the three months ended September 30, 2019 also benefited from $1.4 million of revenues associated with the demobilization of three rigs during the third quarter of 2019. The decline in utilization combined with the increase in rig standby and demobilization costs in 2020 and higher demobilization revenue in 2019 all contributed to the decreases in average margin per day.
•Production Services — Our revenues from production services decreased 80% and 64% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, while operating costs decreased 78% and 59%, respectively. The following table provides operating statistics for each of our production services segments:

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Well servicing:
Average number of rigs	123	125
Utilization rate	30%	59%
Rig hours	25,926	52,210
Average revenue per hour	$496	$580

Wireline services:
Average number of units	80	94
Number of stages	563	6,732

Coiled tubing services:
Average number of units	—	9
Revenue days	—	339
Average revenue per day	$—	$36,714

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Four Months Ended September 30, 2020	Five Months Ended May 31, 2020	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Well servicing:
Average number of rigs	123	123	123	125
Utilization rate	29%	40%	35%	58%
Rig hours	33,691	56,797	90,488	151,169
Average revenue per hour	$494	$562	$537	$569

Wireline services:
Average number of units	83	93	89	98
Number of stages	655	6,510	7,165	20,941

Coiled tubing services:
Average number of units	2	9	6	9
Revenue days	—	226	226	997
Average revenue per day	$—	$24,827	$24,827	$38,226
Our well servicing rig hours decreased by 50% and 40% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, while average revenues per hour decreased by 14% and 6%, respectively. Although overall activity declined beginning in March 2020, especially for completion services, average revenues per hour remained relatively stable until June 2020 in regions where pricing was slower to respond to economic conditions.
Our wireline services business segment experienced decreases of 92% and 40% in the number of perforating stages performed and revenue per stage, respectively, for the three months ended September 30, 2020, and decreases of 66% and 15% in the number of perforating stages performed and revenue per stage, respectively, for the nine months ended September 30, 2020, as compared to the corresponding periods in 2019. Already decreasing demand for completion-related services worsened with the sharp decline in industry conditions beginning in late February, and resulted in our decision to close several underperforming operating locations in 2020.
In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale. This closure, combined with the decline in demand for our coiled tubing services prior to April 2020, resulted in the 77% decrease in revenue days and the 35% decrease in average revenue per day for the nine months ended September 30, 2020 as compared to the corresponding period in 2019.
Depreciation and amortization expense — Our depreciation expense decreased by $8.2 million, or 36%, and $12.8 million, or 19%, for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, primarily as a result of the application of fresh start accounting which resulted in reductions to the values of our long-lived assets as of May 31, 2020 as well as the designation of all our coiled tubing assets as held-for-sale at June 30, 2020. The overall decrease in depreciation expense was partially offset by an increase due to the deployment of our 17th domestic AC drilling rig in March 2019 and an increase for the amortization of intangibles which were established in connection with fresh start accounting at May 31, 2020.
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
Interest expense — Our interest expense decreased by $9.2 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019, primarily because the Prepetition Senior Notes stopped accruing interest as of March 1, 2020, in accordance with the terms of the Plan, and because our total outstanding debt was significantly reduced upon our emergence from Chapter 11. The overall decreases were slightly offset by an increase in amortization of debt discounts and issuance costs, which increased the total effective interest rate during the period.
Income tax expense (benefit) — Our effective tax rates differ from the applicable U.S. statutory rates primarily due to the impact of valuation allowances, as well as the impact of state taxes, other permanent differences, and the mix of profit and loss between federal, state and international taxing jurisdictions with different tax rates. For more information, see Note 8, Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

General and administrative expense — Our general and administrative expense decreased by $30.4 million, or 45%, for the nine months ended September 30, 2020 as compared to the corresponding period in 2019, of which $22.2 million is attributable to reduced employee costs in connection with the decline in operational activity, including a $16.7 million decrease in incentive compensation primarily associated with the one-time retention and incentive compensation awards granted in the third quarter of 2019 as well as the termination of our previous annual and long-term cash incentive awards in 2019 and the suspension of incentive awards in early 2020. This overall decrease in general and administrative expense was partially offset by $3.6 million of severance costs for certain executives whose employment was terminated during the third quarter of 2020.
Loss (gain) on dispositions of property and equipment, net — During the nine months ended September 30, 2020 and the corresponding period in 2019, we recognized net gains of $5.3 million and $2.2 million, respectively, on the disposition or sale of various property and equipment, including coiled tubing equipment, drill pipe and collars and certain older and/or underutilized equipment.
Other expense (income) — The decrease in our other expense for the nine months ended September 30, 2020 is primarily related to $4.8 million of net foreign currency losses recognized for our Colombian operations, as compared to $0.5 million of net foreign currency losses during the corresponding period in 2019.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Except for the application of fresh start accounting, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2019, as amended.
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
•Fresh Start Accounting. In connection with our emergence from bankruptcy and in accordance with ASC Topic 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.
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
•Revenues. In accordance with ASC Topic 606, Revenue from Contracts with Customers, we estimate certain variable revenues associated with the demobilization of our drilling rigs under daywork drilling contracts. We also make estimates of the applicable amortization periods for deferred mobilization costs, and for mobilization revenues related to cancelable term contracts which represent a material right to our clients. These estimates and assumptions are described in more detail in Note 4, Revenue from Contracts with Customers. In order to make these estimates, management considers all the facts and circumstances pertaining to each particular contract, our past experience and knowledge of current market conditions. For more information, see Note 4, Revenue from Contracts with

Customers, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
•Impairment Evaluation. In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continued to monitor potential indicators of impairment through September 30, 2020 and concluded that none of our reporting units are currently at risk of impairment.
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
•Deferred Tax Assets. We provide a valuation allowance when it is more likely than not that some portion of our deferred tax assets will not be realized. We evaluated the impact of the reorganization, including the change in control, resulting from our bankruptcy emergence and determined it is more likely than not that we will not fully realize future income tax benefits related to our domestic net deferred tax assets based on the annual limitations that impact us, historical results, and expected market conditions. For more information, see Note 8, Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
•Insurance Claim Liabilities. We use a combination of self-insurance and third-party insurance for various types of coverage. We have stop-loss coverage of $225,000 per covered individual per year under our health insurance and deductibles of $500,000 and $250,000 per occurrence under our workers’ compensation and auto liability insurance, respectively. We have a $500,000 self-insured retention and an additional aggregate deductible of $500,000 under our general liability insurance as well as an annual aggregate deductible of $1,000,000 on the first layer of excess coverage. At September 30, 2020, our accrued insurance premiums and deductibles include approximately $0.7 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $2.7 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
During the second quarter of 2020, upon our emergence from Chapter 11, we established controls over the application of fresh start accounting. There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to the Restructuring
•We recently emerged from bankruptcy, which may adversely affect our business and relationships.
As a result of our bankruptcy filing and recent emergence:
•key suppliers, vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;
•our ability to renew existing contracts and compete for new business may be adversely affected;
•our ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•our competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted;
•our employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and
•we may have difficulty obtaining the capital we need to run and grow our business.
The occurrence of one or more of these events could have a material adverse effect on our operations, financial condition and reputation.
•Upon our emergence from Chapter 11, the composition of our stockholder base and concentration of equity ownership changed significantly.
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

•Upon our emergence from Chapter 11, the composition of our board of directors changed significantly.
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
•Certain information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh start accounting.
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
Risks Relating to Our Common Stock
•We cannot assure you that an active trading market for our common stock will develop or be maintained, and the market price of our common stock may be volatile, which could cause the value of your investment to decline.
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
In the event our common stock commences trading, the trading price of our common stock may fluctuate significantly. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These factors include, among other things:
•our operating and financial performance and prospects;
•our ability to repay our debt;
•investor perceptions of us and the industry and markets in which we operate;
•future sales, or the availability for sale, of equity or equity-related securities;
•changes in earnings estimates or buy/sell recommendations by analysts;
•conversion of our Convertible Notes;
•limited trading volume of our common stock; and
•general financial, domestic, economic and other market conditions.

•In the event our common stock commences trading, the trading price of our common stock may not accurately reflect the value of our business.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 17, 2020, we entered into a separation agreement with our former Chief Executive Officer, pursuant to which we issued him a restricted stock award of 90,000 shares of Common Stock under the Pioneer Energy Services Corp. 2020 Employee Incentive Plan. The shares were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act. We did not repurchase any common shares during the quarter ended September 30, 2020.
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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
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

10.2*+	-	Consulting Agreement, dated as of July 17, 2020, by and between Pioneer Energy Services Corp. and Matthew S. Porter (Form 8-K dated July 22, 2020 (File No. 1-8182, Exhibit 10.1)).

10.3*+	-	Separation Agreement and Release, dated as of July 17, 2020, by and between Pioneer Energy Services Corp. and Wm. Stacy Locke (Form 8-K dated July 22, 2020 (File No. 1-8182, Exhibit 10.2)).

10.4*+	-	Extension of Consulting Agreement, dated as of October 14, 2020, by and between Pioneer Energy Services Corp. and Matthew S. Porter (Form 8-K dated October 14, 2020 (File No. 1-8182. Exhibit 10.1)).

31.1**	-	Certification by Matthew S. Porter, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Matthew S. Porter, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
101.INS	-	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	-	Inline XBRL Taxonomy Extension Schema Document

101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: November 13, 2020