Form 10-K
period 2020-12-31
PIONEER ENERGY SERVICES CORP
filed 2021-03-05
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
(Registrant’s telephone number, including area code) (855) 884-0575

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any securities exchange or over-the-counter market. Accordingly, the aggregate market value of the registrant’s voting common equity held by non-affiliates could not be calculated.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑   No  ☐
As of February 26, 2021, there were 1,647,224 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
INTRODUCTORY NOTE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “seek,” “will,” “should,” “may”, “goal” or other words that convey the uncertainty of future events or outcomes. In addition, various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Such forward-looking statements appear in Item 1—“Business” and Item 3—“Legal Proceedings” in Part I of this report; in Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report; and elsewhere in this report.
Forward-looking statements speak only as of the date on which they are first made, which in the case of forward-looking statements made in this report is the date of this report. We undertake no obligation to update or revise any forward-looking statements, except as required by applicable securities laws and regulations. We base forward-looking statements on our current expectations and assumptions about future events. While our management considers the expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following principal risk factors:
Risks Relating to Our Emergence from Bankruptcy
•the effects of our bankruptcy on our business and relationships;
•the concentration of our equity ownership following bankruptcy;
•the application of fresh start accounting;
Risks Relating to the Oil and Gas Industry
•general economic and business conditions and industry trends;
•the levels and volatility of oil and gas prices;
•the effect of the coronavirus (COVID-19) pandemic on our industry;
Risks Relating to Our Business
•the demand for drilling services or production services in the geographic areas where we operate;
•the highly competitive nature of our business;
•the supply of marketable drilling and production services equipment within the industry;
•technological advancements and trends in our industry, and improvements in our competitors’ equipment;
•the loss of one or more of our major clients or a decrease in their demand for our services;
•operating hazards inherent in our operations;
•the continued availability of supplies, equipment and qualified personnel required to operate our fleets;
•the political, economic, regulatory and other uncertainties encountered by our operations,
•changes in, or our failure or inability to comply with, laws and governmental regulations, including those relating to the environment;
•the occurrence of cybersecurity incidents;
•the success or failure of future acquisitions or dispositions;
Risks Relating to Our Capital Resources and Organization and Risks Relating to Our Common Stock
•our level of indebtedness and future compliance with covenants under our debt agreements; and
•the impact of not having our common stock listed on a national securities exchange or quoted on an over-the-counter market.

We advise our security holders that they should (1) recognize that, in addition to the principal risk factors outline above, unpredictable or unknown factors not referred to above could have material adverse effects on actual results, including those that are the subject of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. Also, please read the risk factors set forth in Item 1A—“Risk Factors” for additional discussion of the risks summarized above.
ITEM 1.BUSINESS
Recent Developments
Reorganization and Emergence from Chapter 11
On March 1, 2020 (the “Petition Date”), Pioneer Energy Services Corp. (“Pioneer”) and its affiliates Pioneer Coiled Tubing Services, LLC, Pioneer Drilling Services, Ltd., Pioneer Fishing & Rental Services, LLC, Pioneer Global Holdings, Inc., Pioneer Production Services, Inc., Pioneer Services Holdings, LLC, Pioneer Well Services, LLC, Pioneer Wireline Services Holdings, Inc., Pioneer Wireline Services, LLC (collectively with Pioneer, the “Pioneer RSA Parties”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On May 11, 2020, the Bankruptcy Court confirmed the plan of reorganization (the “Plan”) that was filed with the Bankruptcy Court on March 2, 2020, and on May 29, 2020 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied, and the Pioneer RSA Parties emerged from Chapter 11. Our completion of the Chapter 11 Cases has allowed us to significantly reduce our level of indebtedness and our future cash interest obligations.
On the Effective Date, all applicable agreements governing the obligations under the Term Loan, Prepetition Senior Notes and Prepetition ABL Facility were terminated. The Term Loan and Prepetition ABL Facility were paid in full and all outstanding obligations under the Prepetition Senior Notes were canceled in exchange for 94.25% of the pro forma common equity. On the Effective Date, we entered into a $75 million senior secured asset-based revolving credit agreement which was later amended and reduced to $40 million in August 2020 (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”), the proceeds of which were used to repay our outstanding Term Loan and certain related fees, all of which are described in more detail in Liquidity and Capital Resources included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
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
Shares of our Predecessor common stock were delisted from the OTC Pink Marketplace, and shares of our new common stock are not currently listed on any stock exchange or quoted on any over-the-counter market. We anticipate the trading of our new common stock on the OTC market to commence again in the near future.
For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data.
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
We evaluated the events between May 29, 2020 and May 31, 2020 and concluded that the use of an accounting convenience date of May 31, 2020 (the “Fresh Start Reporting Date”) would not have a material impact on our consolidated financial statements. As such, the application of fresh start accounting was reflected in our consolidated balance sheet as of May 31, 2020 and related fresh start accounting adjustments were included in our consolidated statement of operations for the five months ended May 31, 2020.
In accordance with ASC Topic 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. For additional information about the application of fresh start accounting, see Note 3, Fresh Start Accounting, of the Notes to Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data.
As a result of the application of fresh start accounting and the effects of the implementation of the Plan, our consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our financial position and results of operations on or before the Effective Date.
Industry Impacts
Measures taken by federal, state and local governments, both globally and domestically, to reduce the rate of spread of COVID-19 resulted in a decrease in general economic activity and a corresponding decrease in global and domestic energy demand in 2020, which negatively impacted oil and gas prices, and which in turn reduced demand for, and the pricing of, products and services provided to the oil and gas industry, including the products and services which we provide. In addition, actions by OPEC and a group of other oil-producing nations led by Russia further disrupted the supply and demand economics and negatively impacted crude oil prices. These events pushed crude oil storage near capacity and drove prices down significantly, as described further in the section entitled “Market Conditions and Outlook” in Part II, Item 7 of this Annual Report on Form 10-K. Although the recovery of supply chain disruptions and the approval of COVID-19 vaccinations in late 2020 have led to signs of stabilization and improvements in commodity pricing, to the extent that the previously described conditions continue to exist or worsen in future periods, our clients’ willingness and ability to explore for, develop and produce hydrocarbons will be adversely affected, which will impact the demand for our products and services and adversely affect our results of operations and liquidity.
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
•Reduced Capital Spending. We significantly reduced our initial 2020 capital expenditure budget to a total spend of $15.6 million on capital expenditures, while our original budget contemplated capital expenditures of approximately $40 million.
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

•Cost-Cutting Measures. Throughout 2020, we implemented various cost-cutting measures including, among other things, (i) a 50% reduction in our total headcount, (ii) the suspension of our Employee Incentive Plan and determining that no bonuses would be payable thereunder, (iii) a reduction in the base salaries of each of our executive officers (with the exception of our Interim Chief Executive Officer) by 24% to 35%, (iv) certain hourly, salary and incentive compensation reductions for administrative and operations personnel throughout the company, (v) a 20% reduction in the cash compensation of each of our non-employee directors effective until June 30, 2021 (or such other date as determined by the Board) and (vi) the suspension of certain employee benefits, including matching 401(k) contributions.
•Liquidating Non-strategic Assets. During 2020, we completed the sales of various assets for cash proceeds of $12.6 million and have an additional $3.6 million designated as held for sale at December 31, 2020.
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
Our Segments and Services
Our current business is comprised of two business lines — Drilling Services (consisting of Domestic Drilling and International Drilling reportable segments) and Production Services (consisting of Well Servicing and Wireline Services reportable segments). In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale as of June 30, 2020. Financial information about our operating segments is included in Note 13, Segment Information, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
Every drilling rig in our fleet is electric, either AC- or SCR-powered. Electric rigs are considered safer, more reliable and more efficient than mechanically powered rigs, while AC rigs are considered to be more energy efficient and provide more precise control of equipment than their SCR counterparts, further enhancing rig safety and reducing drilling time. All but one of our rigs has 750,000 pounds or greater of hook load capacity, and every drilling rig is equipped with a top drive, an iron roughneck, an automatic catwalk, and a walking or skidding system. This equipment provides our clients with drilling rigs that have more varied capabilities for drilling in unconventional plays and improves our efficiency and safety, as described in more detail below.
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
As of December 31, 2020, the fleet counts for each of our production services business segments were as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	111	12	123
Wireline services units			76
•Well Servicing. Through our 5 operating locations in Texas and North Dakota, our well servicing fleet provides a range of services, including the completion of newly-drilled wells, maintenance and workover of existing wells, and plugging and abandonment of wells at the end of their useful lives.
Well servicing rigs are frequently used to complete newly drilled wells to minimize the use of higher cost drilling rigs in the completion process. Our well servicing rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced oil recovery operations. Extensive workover operations are normally performed by a well servicing rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and fishing tools, depending upon the particular type of workover operation. All of our well servicing rigs are designed to perform complex workover operations. Additionally, all of our well servicing rigs are tall-masted rigs with at least 550 horsepower and are capable of working at depths of over 20,000 feet, which allows us to operate in areas with deeper well depths and perform jobs that rigs with lesser capabilities cannot.
•Wireline Services. Wireline trucks, like well servicing rigs, are utilized throughout the life of a well. Wireline trucks are often used in place of a well servicing rig when there is no requirement to remove tubulars from the well in order to make repairs. Wireline services typically utilize a single truck equipped with a spool of wireline that is used to lower and raise a variety of specialized tools in and out of the wellbore.
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
Our fleet of wireline units includes ten units that offer greaseless electric wireline used to reach further depths in longer laterals and two greaseless EcoQuietTM units designed to reduce noise when operating in proximity to urban areas, and is deployed through 6 operating locations in Texas, the Rocky Mountain region, Louisiana and North Dakota.

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
Although over the longer term, drilling and production services have historically trended similarly in response to fluctuations in commodity prices, because exploration and production companies often adjust their budgets for exploration and development drilling first in response to a change in commodity prices, the demand for drilling services is generally impacted first and to a greater extent than the demand for production services which is more dependent on ongoing expenditures that are necessary to maintain production. Additionally, within the range of production services businesses, those that derive more revenue from production-related activity, as opposed to completion of new wells, tend to be less affected by volatility in commodity prices.
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
Additionally, because our business depends on the level of spending by our clients, we are also affected by our clients’ ability to access the capital markets. After several consecutive years without significant improvement in commodity prices, many exploration and production companies have limited their spending to a level which can be supported by net operating cash flows alone, as access to the capital markets through debt or equity financings has become more challenging in our industry. This challenge has increased recently due to the major stock market and bond market indices experiencing elevated levels of volatility during 2020.

The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Guiberson/Association of Energy Service Companies) from January 2019 through December 2020 are illustrated in the graphs below.
Colombian oil prices have historically trended in line with West Texas Intermediate (WTI) oil prices.
For additional information concerning the potential effects of volatility in oil and gas prices and other industry trends, see Item 1A – “Risk Factors” in Part I and in the section entitled “Market Conditions and Outlook” in Part II, Item 7 of this Annual Report on Form 10-K.
Market Competition
We encounter substantial competition from other drilling contractors and other oilfield service companies. Our primary market areas are highly fragmented and competitive. The fact that drilling and production services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry and may result in an oversupply of equipment in an area. Contract drilling companies and other oilfield service companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling or production services improves in a region where we operate, our competitors might respond by moving in suitable rigs and production services equipment from other regions. An influx of equipment from other regions could rapidly intensify competition, reduce profitability, and make any improvement in demand for our services short-lived.
Most drilling services contracts and production services contracts are awarded on the basis of competitive bids, which also results in price competition. In addition to pricing and equipment availability, we believe the following factors are also important to our clients in determining which drilling services or production services provider to select:
•the type, capability and condition of each of the competing drilling rigs, well servicing rigs, and wireline units;
•the mobility and efficiency of the equipment;
•the quality of service and experience of the crews;
•the reputation and safety record of the company providing the services;
•the offering of integrated and/or ancillary services; and
•the ability to provide drilling and production services equipment adaptable to, and personnel familiar with, new technologies and drilling and production techniques.
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
The following is an overview of the market for each of our services:
•Domestic and International Drilling. Our principal domestic drilling competitors are Helmerich & Payne, Inc., Precision Drilling Corporation, Patterson-UTI Energy, Inc., and Nabors Industries Ltd. In Colombia, we primarily compete with Helmerich & Payne, Inc., Nabors Industries Ltd., Independence Drilling S.A., Tuscany International Drilling, and Estrella International Energy Services Ltd. Our current drilling rig fleet is 100% pad-capable and offers the latest advancements in pad drilling, which we believe positions us well to compete and expand our presence in predominant shale regions.
•Well Servicing. The well servicing providers that we primarily compete with are Basic Energy Services, Key Energy Services, Forbes Energy Services and Ranger Energy Services, Inc. As compared to the other large competitors in this industry, we believe our fleet is one of the youngest, most uniform fleets, which in addition to our safety performance and service quality, has historically allowed us to operate at utilization and hourly rates that are among the highest of our peers.
•Wireline. The wireline market in the United States is fragmented with many competitors, including Halliburton Company, GR Energy Services, Baker Hughes Company, Reliance Energy, Inc., Renegade Services, NexTier Oilfield Services, Mallard Completions, LLC, Nine Energy Services, PerfX Wireline, LLC and other independents. The market for wireline services is very competitive, but historically we have competed effectively with our competitors because of the diversified services we provide, our performance, and strong client service.
In addition, there are numerous smaller companies that compete in all of our services markets. Some of our competitors have greater financial, technical and other resources than we do. Their greater capabilities in these areas may enable them to:
•better withstand industry downturns;
•compete more effectively on the basis of price and technology;
•better attract and retain skilled personnel; and
•build new rigs or acquire and refurbish existing rigs and place them into service more quickly than us in periods of high drilling demand.
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
Clients
Although we provide drilling and production services to numerous oil and gas exploration and production companies, we derive a significant portion of our revenue from a limited number of major clients. While none of our clients individually accounted for more than 10% of our total revenues in either of the years ended December 31, 2020 or 2019, our drilling and production services provided to our top three clients accounted for approximately 19% and 18%, respectively, of our revenue.
Seasonality
All our production services operations are impacted by seasonal factors. Our business can be negatively impacted during the winter months due to inclement weather, fewer daylight hours, holidays, and early exhaustion of our clients’ budgets. While our well servicing rigs and wireline units are mobile, during periods of heavy snow, ice or rain, we may not be able to move our equipment between locations.

Human Capital
We currently have approximately 1,000 employees, substantially all of which are full-time employees. The majority of our employees work in our drilling and production services operations and are primarily compensated on an hourly basis. The number of employees in operations fluctuates depending on the utilization of our drilling rigs, well servicing rigs and wireline units at any particular time. None of our employment arrangements are subject to collective bargaining arrangements.
Our operations require the services of employees having the technical training and experience necessary to achieve proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. From time to time in the past, temporary shortages of qualified personnel have occurred in our industry. Recently, we have begun to experience the effects of a tightening labor market and the resulting increased labor costs associated with the limited availability of qualified personnel. If we should suffer any material loss of personnel or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material adverse effect on our financial condition and results of operations.
Resources
The materials and supplies we use in our drilling and production services operations include fuels to operate our equipment, drilling mud, drill pipe, drill collars, drill bits, cement and other job materials such as explosives and perforating guns. We do not rely on a single source of supply for any of these items. From time to time, there have been shortages of drilling and production services equipment and supplies during periods of high demand. Shortages could result in increased prices for equipment or supplies that we may be unable to pass on to clients and could substantially lengthen the delivery times for equipment and supplies. Any significant delays in our obtaining equipment or supplies could limit our operations and jeopardize our relations with clients and could delay and adversely affect our ability to obtain new contracts for our rigs. Any of the above could have a material adverse effect on our financial condition and results of operations.
Facilities
Our operations are headquartered in San Antonio, Texas, and we conduct our business operations through 15 regional offices located throughout the United States in Texas, Colorado, North Dakota, Pennsylvania, Wyoming, and Louisiana, and internationally in Colombia. These operating locations typically include leased real estate properties which are used for regional offices, storage and maintenance yards and employee housing sufficient to support our operations in the area. We own 8 real estate properties associated with our regional operations.
Operating Risks and Insurance
Our operations are subject to the many hazards inherent in exploration and production activity, including the risks of:
•blowouts;
•cratering;
•fires and explosions;
•loss of well control;
•collapse of the borehole;
•damaged or lost drilling equipment; and
•damage or loss from natural disasters.
Any of these hazards can result in substantial liabilities or losses to us from, among other things:
•suspension of operations;
•damage to, or destruction of, our property and equipment and that of others;
•personal injury and loss of life;
•damage to producing or potentially productive oil and gas formations through which we drill; and
•environmental damage.

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
Our current insurance coverage includes property insurance on our rigs, drilling equipment, production services equipment, and real property. Our insurance coverage for property damage to our rigs, drilling equipment and production services equipment is based on our estimates of the cost of comparable used equipment to replace the insured property. The policy provides for a deductible of no more than $750,000 per drilling rig and a deductible on production services equipment of $250,000 per occurrence, with an additional $350,000 annual aggregate deductible. Our third-party liability insurance coverage is $101 million per occurrence and in the aggregate, with a $500,000 self-insured retention, an additional $500,000 aggregate deductible, and an additional annual aggregate deductible of $1,000,000 on the first layer of excess coverage. We also carry insurance coverage for pollution liability up to $20 million with a deductible of $500,000. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.
Governmental Regulation
Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:
•environmental quality;
•pollution control;
•remediation of contamination;
•preservation of natural resources;
•transportation; and
•worker safety.
Environment Protection. Our operations are subject to stringent federal, state and local laws, rules and regulations governing the protection of the environment and human health and safety.
Some of the laws, rules and regulations applicable to our industry relate to the disposal of hazardous substances, oilfield waste and other waste materials and restrict the types, quantities and concentrations of those substances that can be released into the environment. Several of those laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. Our operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous wastes and/or hazardous substances. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. Handling, storage and disposal of both hazardous and non-hazardous wastes are also subject to these regulatory requirements. In addition, our operations are often conducted in or near ecologically sensitive areas, such as wetlands or protected species habitats, which are subject to special protective measures and which may expose us to additional operating costs and liabilities for accidental discharges of oil, gas, drilling fluids, contaminated water or other substances, or for noncompliance with other aspects of applicable laws and regulations.
Environmental laws and regulations are complex and subject to frequent change, and the new Biden Administration is expected to revise existing environmental regulations and to pursue new initiatives. Failure to comply with governmental requirements or inadequate cooperation with governmental authorities could subject a responsible party to administrative, civil or criminal action. We may also be exposed to environmental or other liabilities originating from businesses and assets which we acquired from others. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination or regulatory noncompliance may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.
There are a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Further, President Biden has announced that he intends to take aggressive action to address climate-related issues and to set the United States on a path to be carbon-neutral by 2050.
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
In addition, our business depends on the demand for land drilling and production services from the oil and gas industry and, therefore, is affected by tax, environmental and other laws relating to the oil and gas industry generally, by changes in those laws and by changes in related administrative regulations. It is possible that these laws and regulations may in the future add significantly to our operating costs or those of our clients, or otherwise directly or indirectly affect our operations. It is possible that the Biden Administration will severely restrict oil and gas development on public lands. For example, the President has already announced a hold on new drilling permits for federal lands and waters and has proposed a moratorium on hydraulic fracturing on federal lands and waters. In addition, the new administration may restrict new oil and gas leasing on public lands.
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
Risks Relating to Our Emergence from Bankruptcy
•We recently emerged from bankruptcy, which may adversely affect our business and relationships.
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
As a result of the concentration of our equity ownership, the future strategy and plans of the Company may differ materially from those in the past. Upon our emergence from Chapter 11, twelve stockholder groups were the beneficial owners of approximately 95% (the “Significant Stockholders”) of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of stockholders, including, but not limited to, electing directors and approving corporate transactions. In addition, our incurrence of additional indebtedness requires the consent of each of our current stockholders that, together with their affiliates and related funds, owns more than 17.5% of our outstanding common stock on a fully-diluted basis, and the consent of one particular stockholder is required for us to issue additional equity as long as such stockholder, together with its affiliates and related funds, owns more than 12.5% of our outstanding common stock on a fully-diluted basis. As a result, our future strategy and plans may differ materially from those of the past. Circumstances may occur in which the interests of the Significant Stockholders could be in conflict with the interests of other stockholders, and the Significant Stockholders would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Stockholders would act in the best interests of other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders.
•Upon our emergence from Chapter 11, the composition of our board of directors changed significantly.
Pursuant to the Plan, the composition of our board of directors (the “Board”) changed significantly. Upon emergence, our Board consisted of five directors, only one of whom, our former Chief Executive Officer, Wm. Stacy Locke, had served on the Board prior to our emergence from Chapter 11. In July 2020, Wm. Stacy Locke resigned his officer and director positions, at which time Matthew S. Porter, a member of the Board, was also appointed to serve as Interim Chief Executive Officer, and he was subsequently appointed to serve as the Company’s President and Chief Executive Officer, effective January 1, 2021. Our Board currently consists of four members.
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
Upon our emergence from Chapter 11, we adopted fresh start accounting in accordance with ASC Topic 852 and became a new entity for financial reporting purposes. As a result, we revalued our assets and liabilities based on our estimate of our enterprise value and the fair value of each of our assets and liabilities. These estimates, projections and enterprise valuation were prepared solely for the purpose of the bankruptcy proceedings and should not be relied upon by investors for any other purpose. At the time they were prepared, the determination of these values reflected numerous estimates and assumptions, and the fair values recorded based on these estimates may not be fully realized in periods subsequent to our emergence from Chapter 11.
The consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. This will make it difficult for stockholders to assess our performance in relation to prior periods. Please see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data for further information.
Risks Relating to the Oil and Gas Industry
•We derive all our revenues from companies in the oil and gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
As a provider of contract land drilling services and oil and gas production services, our business depends on the level of exploration and production activity in the geographic markets where we operate. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities.

Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Oil and gas prices have been volatile historically and, we believe, will continue to be so in the future. Worldwide political, economic, and military events as well as natural disasters have contributed to oil and gas price volatility historically and are likely to continue to do so in the future. Many factors beyond our control affect oil and gas prices, including:
•the worldwide supply and demand for oil and gas;
•domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as the recent coronavirus;
•the cost of exploring for, producing and delivering oil and gas;
•the discovery rate of new oil and gas reserves;
•the rate of decline of existing and new oil and gas reserves;
•available pipeline and other oil and gas transportation capacity;
•the levels of oil and gas storage;
•the ability of oil and gas exploration and production companies to raise capital;
•economic conditions in the United States and elsewhere;
•actions by the Organization of Petroleum Exporting Countries, which we refer to as OPEC;
•political instability in oil and gas producing regions;
•governmental regulations, both domestic and foreign;
•domestic and foreign tax policy;
•weather conditions in the United States and elsewhere;
•the pace adopted by foreign governments for the exploration, development and production of their national reserves, or their investments in oil and gas reserves located in other countries; and
•the price of foreign imports of oil and gas.
Additionally, the above factors can also be affected by technological advances affecting energy consumption and the supply and demand within the market for renewable energy resources.
•Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling and production services activities.
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
Since January 2020, the COVID-19 pandemic and oil and natural gas market volatility have resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. Beginning in March 2020, the decline in demand due to the COVID-19 pandemic coincided with the announcement of price reductions and possible production increases by members of OPEC and other oil exporting nations, including Russia. Although OPEC and other oil exporting nations ultimately agreed to cut production, these extreme supply and demand dynamics caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending.
Additionally, because our business depends on the level of spending by our clients, we are also affected by our clients’ ability to access the capital markets. After several consecutive years without significant improvement in commodity prices, many exploration and production companies have limited their spending to a level which can be supported by net operating cash flows alone, as access to the capital markets through debt or equity financings has become more challenging in our industry. This challenge has increased recently due to the major stock market and bond market indices experiencing elevated levels of volatility during 2020.
If the reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, continues or worsens, it could materially and adversely affect us further by negatively impacting:
•our revenues, cash flows and profitability;
•the fair market value of our drilling and production services fleets;
•our ability to maintain or obtain additional debt financing;

•our ability to obtain additional capital to finance our business or make acquisitions, and the cost of that capital;
•the collectability of our receivables; and
•our ability to retain skilled operations personnel.
Risks Relating to Our Business
•Reduced demand for or excess capacity of drilling services or production services could adversely affect our profitability.
Our profitability in the future will depend on many factors but largely on pricing and utilization rates for our drilling and production services. A reduction in the demand for our equipment and services or an increase in the supply of comparable equipment in our industry or any particular regional market would likely decrease the pricing and utilization rates for our affected service offerings, which would adversely affect our revenues and profitability. The commodity price environment and global oversupply of oil during 2020 resulted in an oversupply of equipment in our industry, declining rig counts and dayrates, and substantially reduced activity for all our service offerings.
•We operate in a highly competitive, fragmented industry in which price competition could reduce our profitability.
We encounter substantial competition from other drilling contractors and other oilfield service companies. Our primary market areas are highly fragmented and competitive. The fact that drilling and production services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry and may result in an oversupply of equipment in an area. Contract drilling companies and other oilfield service companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling or production services improves in a region where we operate, our competitors might respond by moving in suitable rigs and production services equipment from other regions. An influx of equipment from other regions could rapidly intensify competition, reduce profitability, and make any improvement in demand for our services short-lived.
Most drilling services contracts and production services contracts are awarded on the basis of competitive bids, which also results in price competition. In addition to pricing and equipment availability, we believe the following factors are also important to our clients in determining which drilling services or production services provider to select:
•the type, capability and condition of each of the competing drilling rigs, well servicing rigs, and wireline units;
•the mobility and efficiency of the equipment;
•the quality of service and experience of the crews;
•the reputation and safety record of the company providing the services;
•the offering of integrated and/or ancillary services; and
•the ability to provide drilling and production services equipment adaptable to, and personnel familiar with, new technologies and drilling and production techniques.
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
•We face competition from many competitors with greater resources.
Some of our competitors have greater financial, technical and other resources than we do. Their greater capabilities in these areas may enable them to:
•better withstand industry downturns;
•compete more effectively on the basis of price and technology;
•better attract and retain skilled personnel; and

•build new rigs or acquire and refurbish existing rigs and place them into service more quickly than us in periods of high drilling demand.
•Technological advancements and trends in our industry also affect the demand for certain types of equipment, and can affect the overall demand for the services our industry provides.
Although we take measures to ensure that we use advanced technologies for drilling and production services equipment, changes in technology or improvements in our competitors’ equipment could make our equipment less competitive or require significant capital investments to keep our equipment competitive, which could have an adverse effect on our financial condition and operating results.
•We derive a significant portion of our revenue from a limited number of major clients, and our business, financial condition and results of operations could be materially adversely affected if we are unable to maintain relationships with these clients, or if their demand for our services decreases.
Historically, we have derived a significant portion of our revenue from a limited number of major clients. While none of our clients individually accounted for more than 10% of our total revenues in either of the years ended December 31, 2020 or 2019, our drilling and production services provided to our top three clients accounted for approximately 19% and 18%, respectively, of our revenue. The loss of one or more of our major clients, or their decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.
•Certain of our contracts are subject to cancellation by our clients without penalty and/or with little or no notice.
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
•Our operations involve operating hazards, which, if not insured or indemnified against, could adversely affect our results of operations and financial condition.
Our operations are subject to the many hazards inherent in exploration and production activity, including the risks of:
•blowouts;
•cratering;
•fires and explosions;

•loss of well control;
•collapse of the borehole;
•damaged or lost drilling equipment; and
•damage or loss from natural disasters.
Any of these hazards can result in substantial liabilities or losses to us from, among other things:
•suspension of operations;
•damage to, or destruction of, our property and equipment and that of others;
•personal injury and loss of life;
•damage to producing or potentially productive oil and gas formations through which we drill; and
•environmental damage.
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
•We could be adversely affected if shortages of equipment, supplies or personnel occur.
While we are not currently experiencing a shortage of equipment or supplies, from time to time, there have been shortages of drilling and production services equipment and supplies during periods of high demand, which we believe could recur. Additionally, trade and economic sanctions or other restrictions imposed by the United States or other countries could also affect the supply of equipment and supplies which are needed in our operations. Shortages could result in increased prices for equipment or supplies that we may be unable to pass on to clients and could substantially lengthen the delivery times for equipment and supplies. Any significant delays in our obtaining equipment or supplies could limit our operations and jeopardize our relations with clients and could delay and adversely affect our ability to obtain new contracts for our rigs. Any of the above could have a material adverse effect on our financial condition and results of operations.
Our operations require the services of employees having the technical training and experience necessary to achieve proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. From time to time in the past, temporary shortages of qualified personnel have occurred in our industry. Recently, we have begun to experience the effects of a tightening labor market and the resulting increased labor costs associated with the limited availability of qualified personnel. If we should suffer any material loss of personnel or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially adversely affected. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material adverse effect on our financial condition and results of operations.
•Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.
Our international operations are subject to political, economic and other uncertainties not generally encountered in our U.S. operations which include, among potential others:
•risks of war, terrorism, civil unrest and kidnapping of employees;
•employee strikes, work stoppages, labor disputes and other slowdowns;
•expropriation, confiscation or nationalization of our assets;
•renegotiation or nullification of contracts;

•foreign taxation;
•the inability to repatriate earnings or capital due to laws limiting the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies;
•changing political conditions and changing laws and policies affecting trade and investment;
•trade and economic sanctions or other restrictions imposed by the United States or other countries;
•concentration of clients;
•regional economic downturns;
•the overlap of different tax structures;
•the burden of complying with multiple and potentially conflicting laws;
•the risks associated with the assertion of foreign sovereignty over areas in which our operations are conducted;
•the risks associated with any lack of compliance with the Foreign Corrupt Practices Act of 1977 (“FCPA”) or other anti-corruption laws;
•the risks associated with fluctuating currency values, hard currency shortages and controls of foreign currency exchange, and higher rates of inflation as compared to our domestic operations;
•difficulty in collecting international accounts receivable; and
•potentially longer payment cycles.
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
•Our operations are subject to various laws and governmental regulations that could restrict our future operations and increase our operating costs.
Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:
•environmental quality;
•pollution control;
•remediation of contamination;
•preservation of natural resources;
•transportation; and
•worker safety.
Environment Protection. Our operations are subject to stringent federal, state and local laws, rules and regulations governing the protection of the environment and human health and safety.
Some of the laws, rules and regulations applicable to our industry relate to the disposal of hazardous substances, oilfield waste and other waste materials and restrict the types, quantities and concentrations of those substances that can be released into the environment. Several of those laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. Our operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous wastes and/or hazardous substances. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. Handling, storage and disposal of both hazardous and non-hazardous wastes are also subject to these regulatory requirements. In addition, our operations are often conducted in or near ecologically sensitive areas, such as wetlands or protected species habitats, which are subject to special protective measures and which may expose us to additional operating costs and liabilities for accidental discharges of oil, gas, drilling fluids, contaminated water or other substances, or for noncompliance with other aspects of applicable laws and regulations.
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
Environmental laws and regulations are complex and subject to frequent change, and the new Biden Administration is expected to revise existing environmental regulations and to pursue new initiatives. Failure to comply with governmental requirements or inadequate cooperation with governmental authorities could subject a responsible party to administrative, civil or criminal action. We may also be exposed to environmental or other liabilities originating from businesses and assets which we acquired from others. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination or regulatory noncompliance may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.
There are a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Further, President Biden has announced that he intends to take aggressive action to address climate-related issues and to set the United States on a path to be carbon-neutral by 2050. Among these developments at the international level is the United Nations Framework Convention on Climate Change, which produced the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Colombia, which is a location where we provide drilling services) in 1992. More recently, in December 2015, 195 countries adopted under the Framework Convention a resolution known as the “Paris Agreement” to reduce emissions of greenhouse gases with a goal of limiting global warming to below 2°C (36°F). The Paris Agreement does not establish enforceable emissions reduction targets, but countries may establish greenhouse gas reduction measures pursuant to the agreement. The agreement went into effect in November 2016. The United States ratified the Paris Agreement in September 2016 but withdrew in November 2020. President Biden has since signed an order to rejoin the Paris Agreement. The new President has also announced a focus on climate-related issues and a goal of setting the United States on the path to net-zero carbon emissions by 2050.
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
Specific to the oil and gas industry, in April 2012, the EPA issued regulations to significantly reduce volatile organic compounds, or VOC, emissions from natural gas wells that are hydraulically fractured through the use of “green completions” to capture natural gas that would otherwise escape into the air. The EPA also issued regulations that establish standards for VOC emissions from several types of equipment at natural gas well sites, including storage tanks, compressors, dehydrators and pneumatic controllers. In May 2016, the EPA issued a rule to reduce methane (a greenhouse gas) and VOC emissions from additional oil and gas operations. Among other requirements, the rules impose standards for hydraulically fractured oil wells and equipment leaks at oil and gas production sites and extend certain existing standards to downstream oil and gas operations. In 2020, the EPA amended the rule to relax regulatory requirements and to remove certain operations (relating to transport and storage) from rule applicability. We expect that the Biden Administration will reverse these changes. It is also possible that the new administration will impose more stringent requirements or promulgate additional rules concerning oil and gas emissions.
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
In addition, our business depends on the demand for land drilling and production services from the oil and gas industry and, therefore, is affected by tax, environmental and other laws relating to the oil and gas industry generally, by changes in those laws and by changes in related administrative regulations. It is possible that these laws and regulations may in the future add significantly to our operating costs or those of our clients, or otherwise directly or indirectly affect our operations. It is possible that the Biden Administration will severely restrict oil and gas development on public lands. For example, the President has already announced a hold on new drilling permits for federal lands and waters and has proposed a moratorium on hydraulic fracturing on federal lands and waters. In addition, the new administration may restrict new oil and gas leasing on public lands.
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
•Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our drilling and well servicing activities and could adversely affect our financial position, results of operations and cash flows.
Hydraulic fracturing is a commonly used process that involves injection of water, sand, and a minor amount of certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. Federal agencies have adopted rules, such as the Bureau of Land Management’s (BLM) hydraulic fracturing rule finalized in March 2015, that impose additional requirements on the practice of hydraulic fracturing. The BLM has since rescinded the 2016 rule, but litigation challenging the replacement rule is pending, and the Biden Administration may take actions to re-propose the rule. Additional federal regulations may also be developed. Several states are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to concerns regarding potential environmental and physical impacts, including groundwater and drinking water impacts, as well as whether such activities may cause earthquakes.
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
Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having completed a multi-year study of the potential environmental impacts of hydraulic fracturing. The Final Report issued by the EPA in December 2016 concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances and identified conditions under which impacts can be more frequent or severe. In addition, in April 2012, the EPA issued the first federal air standards for natural gas wells that are hydraulically fractured, which require operators to significantly reduce VOC emissions through the use of “green completions” to capture natural gas that would otherwise escape into the air. These rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring or reduced emission (or “green”) completions. The rules also establish specific new requirements, which were effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. The EPA has amended these rules several times. In May 2016, the EPA finalized a rule to reduce methane (a greenhouse gas) and VOC emissions from oil and gas operations. An amendment in 2020 relaxed some of the rule requirements and removed applicability for some sources (in the transport and storage segments of the oil and gas industry), but the Biden Administration is expected to reverse this amendment. It is also possible that the EPA will further amend its oil and gas regulations to impose more stringent requirements. These rules may require a number of modifications to our clients’ and our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our clients, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.
The EPA has also developed effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities to publicly owned treatment works (POTW). The agency’s final regulations, published on June 28, 2016, prohibited any discharge of wastewater pollutants from onshore unconventional oil and gas extraction facilities to a POTW. The EPA was also required, pursuant to a Consent Decree with environmental groups, to reevaluate whether oil and gas wastes should continue to be exempt from being considered hazardous wastes. Although the EPA concluded in April 2019 that no changes to the existing exemption are needed, similar lawsuits could be brought in the future. The U.S. Department of the Interior has also finalized regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents (i.e. the BLM’s hydraulic fracturing rule issued in March 2015) and has finalized, in October 2016, a rule to reduce flaring and venting associated with oil and gas operations on public lands. The BLM rules have since been rescinded, but it is possible that they will be reinstated through litigation or through rulemaking by the new Biden Administration.
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
In June 2014, the State of New York’s Court of Appeals upheld the right of individual municipalities in the State of New York to ban hydraulic fracturing using zoning restrictions. In December 2014, New York State Governor Cuomo announced that hydraulic fracturing will be permanently banned in the state. Similarly situated municipalities in other states may seek to ban or restrict resource extraction operations within their borders using zoning and/or setback restrictions, which could adversely affect the ability of resource extraction enterprises to operate in certain parts of the country, and thus adversely affect demand for our services, which may in turn adversely affect our future results of operations. It is also possible that similar actions will be taken at the federal level, in light of a proposal by President Biden to impose a moratorium on hydraulic fracturing on federal lands and waters pending further study of the impacts of fracking and oil and gas production.
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

•Our operations are subject to cybersecurity risks.
Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, malware, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:
•loss, corruption, or misappropriation of intellectual property, or other proprietary or confidential information (including client, supplier, or employee data);
•disruption or impairment of our and our clients’ business operations and safety procedures;
•loss or damage to our worksite data delivery systems; and
•increased costs to prevent, respond to or mitigate cybersecurity events.
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
•Future acquisitions or dispositions may not result in the realization of savings and efficiencies, the generation of cash flow or income, or the reduction of risk as contemplated by management, and may have a material adverse effect on our liquidity, results of operations and financial condition.
From time to time and subject to any limitations set forth in our debt agreements, we may seek opportunities to maximize efficiency and value through various transactions including the sale of assets or businesses, or the pursuit of acquisitions of complementary assets or businesses. These transactions are subject to inherent risks, including:
•the use of capital for acquisitions may adversely affect our cash available for other uses;
•unanticipated costs, assumption of liabilities or exposure to unforeseen liabilities of acquired businesses;
•difficulties in integrating the operations, assets and employees of the acquired business;
•difficulties in maintaining an effective internal control environment over an acquired business;
•risks of entering markets in which we have limited prior experience;
•decreased earnings, revenues or cash flow resulting from dispositions; and
•increases in our expenses and working capital requirements.
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
In addition, we may not have sufficient capital resources to complete additional acquisitions. Historically, we have funded business acquisitions and the growth of our fleets through a combination of debt and equity financing. Subject to the limitations set forth in our debt agreements, we may incur substantial additional indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with such acquisitions. Such debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing stockholders. Furthermore, we may not be able to obtain additional financing on satisfactory terms or at all. Even if we have access to the necessary capital, we may be unable to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.
Our current debt agreements contain covenants that limit our ability to make acquisitions and incur, assume, or guarantee any additional indebtedness.
•The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.
On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR, the London Interbank Offer Rate, as a benchmark by the end of 2021, when private-sector banks are no longer required to report the information used to set the rate. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. In the future, we may need to renegotiate our current debt agreements or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.
Risks Relating to Our Capital Resources and Organization
•We have a significant amount of debt and despite our current level of indebtedness, we may still be able to incur more debt. Our debt levels and the restrictions imposed on us by our debt agreements may have significant consequences, including limiting our liquidity and flexibility for successfully operating our business, pursuing business opportunities, and obtaining additional financing.
Our level of indebtedness could prevent us from engaging in transactions that might otherwise be beneficial to us and could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. Because we may have to dedicate a substantial portion of our operating cash flow to make interest and principal payments, we could be limited in our ability to:
•make investments in working capital or capital expenditures;
•obtain additional financing that may be necessary to fund or expand our operations; and
•withstand and respond to changes or events in our business, our industry or the economy in general.
The incurrence of additional indebtedness could exacerbate the above risks and make it more difficult to satisfy our existing financial obligations.
We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our debt agreements that, among other things, and subject to certain exceptions limit our ability to:
•incur, assume, or guarantee additional indebtedness;
•make investments;
•transfer or sell assets;
•create liens;
•enter into mergers or consolidations; and
•issue equity securities.
The failure to comply with any of these covenants would cause an event of default under our debt agreements which if not waived, could result in acceleration of the outstanding indebtedness under our debt agreements, in which case the debt would become immediately due and payable. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it.

•We may be unable to repay or refinance our debt as it becomes due, whether at maturity or as a result of acceleration.
Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations. We have in the past incurred, and may incur in the future, negative cash flows from our operating activities. Our ability to generate positive cash flows in the future will be influenced by:
•general industry, economic and financial conditions;
•the level of commodity prices in our industry and the level of demand for our services;
•competition in the markets where we operate; and
•other factors affecting our operations, many of which are beyond our control.
If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:
•refinancing or restructuring our debt;
•selling assets;
•reducing or delaying capital investments, including maintenance or refurbishment of our equipment; and/or
•seeking to raise additional capital.
We may not be able to repay our debt as it comes due, or to refinance our debt on a timely basis or on terms acceptable to us and within the limitations contained in our debt agreements. Failure to repay or to timely refinance any portion of our debt could result in a default under the terms of all our debt instruments and the acceleration of all indebtedness outstanding.
•Our current operations and future growth may require significant additional capital, and the amount and terms of our indebtedness could impair our ability to fund our capital requirements.
Our business requires substantial capital, and we may require additional capital in the event of significant departures from our current business plan, unanticipated maintenance or capital requirements, or to pursue growth opportunities. However, additional financing may not be available on a timely basis or on terms acceptable to us and within the limitations contained in our debt agreements. To some extent, our ability to obtain additional capital is also reliant on the public perception of our industry, which may influence investors’ willingness to invest in the energy sector.
Failure to obtain additional financing, should the need for it develop, could impair our ability to fund working capital and capital expenditure requirements and meet debt service requirements, which could have a material adverse impact on our business.
•We expect that our ability to use our net operating losses and certain other tax attributes will be substantially limited.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain governing rules and restrictions. Section 382 of the U.S. Internal Revenue Code (“Section 382”) contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating losses and certain other tax attributes existing as of the date of such ownership change. Upon our emergence from Chapter 11, we underwent an ownership change, as defined in the IRC, which will result in future annual limitations on the usage of our remaining domestic net operating losses.

Risks Relating to Our Common Stock
•We cannot assure you that an active trading market for our common stock will develop or be maintained, and the market price of our common stock may be volatile, which could cause the value of your investment to decline.
Our shares of common stock are not currently listed on any stock exchange or quoted on any over-the-counter market. Although we anticipate the trading of our new common stock on the OTC market to commence again in the near future, we cannot assure you that an active public market for our common stock will develop or, if it develops, that it will be sustained. In the absence of an active public trading market, it may be difficult to liquidate your investment in our common stock.
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
•We do not intend to pay dividends on our new common stock in the foreseeable future, and therefore only appreciation of the price of our new common stock will provide a return to our stockholders.
We do not intend to pay or declare any dividends on our new common stock and currently intend to retain any earnings to fund our working capital needs, reduce debt and fund growth opportunities. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and restrictions imposed by the Delaware General Corporation Law and other applicable laws and by our Senior Secured Notes, ABL Credit Facility, and Covertible Notes. Our debt agreements includes provisions that generally prohibit us from paying dividends on our capital stock, including our new common stock.
•We may issue preferred stock whose terms could adversely affect the voting power or value of our new common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our new common stock respecting dividends and distributions, as our board of directors may determine; however, our issuance of preferred stock is subject to the limitations imposed by our debt agreements. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our new common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions.

Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our new common stock.
•Provisions in our organizational documents could delay or prevent a change in control of our company even if that change would be beneficial to our stockholders.
The existence of some provisions in our organizational documents could delay or prevent a change in control of our company even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:
•provisions regulating the ability of our stockholders to nominate candidates for election as directors or to bring matters for action at annual meetings of our stockholders;
•limitations on the ability of our stockholders to call a special meeting and act by written consent; and
•the authorization given to our board of directors to issue and set the terms of preferred stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS
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

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation or subject to disputes or claims arising out of our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flows. For information on Legal Proceedings, see Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Part II, Item 8 Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. Our Predecessor common stock previously traded on the New York Stock Exchange (NYSE) under the symbol “PES.” As a result of our abnormally low trading price levels, the NYSE delisted our Predecessor common stock on August 14, 2019. Our Predecessor common stock subsequently traded on the OTC Markets under the symbol “PESX” until March 3, 2020, at which time, due to our voluntary Chapter 11 filing, it commenced trading on the OTC Pink marketplace under the trading symbol “PESXQ.” On May 29, 2020, upon emergence from Chapter 11, all outstanding shares of our Predecessor common stock were cancelled, and we issued a total of 1,049,804 shares of new common stock. As a result of the cancellation of our Predecessor common stock, the Company ceased trading on the OTC Pink marketplace.
As of February 26, 2021, 1,647,224 shares of our common stock were outstanding, held by 68 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.
We have not paid or declared any dividends on our common stock and currently intend to retain earnings to fund our working capital needs and growth opportunities. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and the restrictions imposed by the Delaware General Corporation Law and other applicable laws. Additionally, our debt agreements include provisions that generally prohibit us from paying dividends on our capital stock.
We did not make any unregistered sales of equity securities during the quarter ended December 31, 2020. No shares of our common stock were purchased by or on behalf of our company or any affiliated purchaser during the quarter ended December 31, 2020.
ITEM 6.SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. These forward-looking statements are based on our current beliefs, intentions, and expectations and are not guarantees or indicators of future performance. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including risks and uncertainties relating to the effects of our bankruptcy on our business and relationships, the concentration of our equity ownership following bankruptcy, the application of fresh start accounting, the effect of the coronavirus (COVID-19) pandemic on our industry, general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, the supply of marketable equipment within the industry, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, operating hazards inherent in our operations, the continued availability of supplies, equipment and qualified personnel required to operate our fleets, the political, economic, regulatory and other uncertainties encountered by our operations, changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment, the occurrence of cybersecurity incidents, the success or failure of future acquisitions or dispositions, our level of indebtedness and future compliance with covenants under our debt agreements, and the impact of not having our common stock listed on a national securities exchange or quoted on an over-the-counter market. We have discussed many of these factors in more detail elsewhere in this report, including under the headings “Risk Factors” in Item 1A and “Special Note Regarding Forward-Looking Statements and Risk Factor Summary” in the Introductory Note to Part I. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our stockholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Recent Developments
Reorganization and Emergence from Chapter 11
On March 1, 2020, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On May 11, 2020, the Bankruptcy Court confirmed the plan of reorganization (the “Plan”) that was filed with the Bankruptcy Court on March 2, 2020, and on May 29, 2020 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied, and the Pioneer RSA Parties emerged from Chapter 11. Our completion of the Chapter 11 Cases has allowed us to significantly reduce our level of indebtedness and our future cash interest obligations.
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
Shares of our Predecessor common stock were delisted from the OTC Pink Marketplace, and shares of our new common stock are not currently listed on any stock exchange or quoted on any over-the-counter market. We anticipate the trading of our new common stock on the OTC market to commence again in the near future.
For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data.
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
We evaluated the events between May 29, 2020 and May 31, 2020 and concluded that the use of an accounting convenience date of May 31, 2020 (the “Fresh Start Reporting Date”) would not have a material impact on our consolidated financial statements. As such, the application of fresh start accounting was reflected in our consolidated balance sheet as of May 31, 2020 and related fresh start accounting adjustments were included in our consolidated statement of operations for the five months ended May 31, 2020.
In accordance with ASC Topic 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. For additional information about the application of fresh start accounting, see Note 3, Fresh Start Accounting, of the Notes to Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data.
As a result of the application of fresh start accounting and the effects of the implementation of the Plan, our consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our financial position and results of operations on or before the Effective Date.
Industry Impacts
Measures taken by federal, state and local governments, both globally and domestically, to reduce the rate of spread of COVID-19 resulted in a decrease in general economic activity and a corresponding decrease in global and domestic energy demand in 2020, which negatively impacted oil and gas prices, and which in turn reduced demand for, and the pricing of, products and services provided to the oil and gas industry, including the products and services which we provide. In addition, actions by OPEC and a group of other oil-producing nations led by Russia further disrupted the supply and demand economics and negatively impacted crude oil prices. These events pushed crude oil storage near capacity and drove prices down significantly, as described further in the below section entitled “Market Conditions and Outlook”. Although the recovery of supply chain disruptions and the approval of COVID-19 vaccinations in late 2020 have led to signs of stabilization and improvements in commodity pricing, to the extent that the previously described conditions continue to exist or worsen in future periods, our clients’ willingness and ability to explore for, develop and produce hydrocarbons will be adversely affected, which will impact the demand for our products and services and adversely affect our results of operations and liquidity. We have worked to respond to the recent and current market conditions in a number of ways, including:
•Safety Measures. We have taken proactive steps in our field operations and corporate offices to protect the health and safety of our employees and contractors, including temperature screenings at field job sites, remote working for our office employees, and we implemented procedures for hygiene and distancing at all our locations.
•Reduced Capital Spending. We significantly reduced our initial 2020 capital expenditure budget to a total spend of $15.6 million on capital expenditures, while our original budget contemplated capital expenditures of approximately $40 million.
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
•Cost-Cutting Measures. Throughout 2020, we implemented various cost-cutting measures including, among other things, (i) a 50% reduction in our total headcount, (ii) the suspension of our Employee Incentive Plan and determining that no bonuses would be payable thereunder, (iii) a reduction in the base salaries of each of our executive officers (with the exception of our Interim Chief Executive Officer) by 24% to 35%, (iv) certain hourly, salary and incentive compensation reductions for administrative and operations personnel throughout the company, (v) a 20% reduction in the cash compensation of each of our non-employee directors effective until June 30, 2021 (or such other date as determined by the Board) and (vi) the suspension of certain employee benefits, including matching 401(k) contributions.
•Liquidating Non-strategic Assets. During 2020, we completed the sales of various assets for cash proceeds of $12.6 million and have an additional $3.6 million designated as held for sale at December 31, 2020.
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
Our current business is comprised of two business lines — Drilling Services (consisting of Domestic Drilling and International Drilling reportable segments) and Production Services (consisting of Well Servicing and Wireline Services reportable segments). In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale as of June 30, 2020. Financial information about our operating segments is included in Note 13, Segment Information, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
25
•Production Services — Our production services business segments provide a range of services to producers primarily in Texas, North Dakota, the Rocky Mountain region, and Louisiana. As of December 31, 2020, the fleet counts for each of our production services business segments were as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	111	12	123
Wireline services units			76
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
Although over the longer term, drilling and production services have historically trended similarly in response to fluctuations in commodity prices, because exploration and production companies often adjust their budgets for exploration and development drilling first in response to a change in commodity prices, the demand for drilling services is generally impacted first and to a greater extent than the demand for production services which is more dependent on ongoing expenditures that are necessary to maintain production. Additionally, within the range of production services businesses, those that derive more revenue from production-related activity, as opposed to completion of new wells, tend to be less affected by volatility in commodity prices.
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
Market Conditions and Outlook — Since January 2020, the COVID-19 pandemic and oil and natural gas market volatility have resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. Beginning in March 2020, the decline in demand due to the COVID-19 pandemic coincided with the announcement of price reductions and possible production increases by members of OPEC and other oil exporting nations, including Russia. Although OPEC and other oil exporting nations ultimately agreed to cut production, these extreme supply and demand dynamics caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending.
Additionally, because our business depends on the level of spending by our clients, we are also affected by our clients’ ability to access the capital markets. After several consecutive years without significant improvement in commodity prices, many exploration and production companies have limited their spending to a level which can be supported by net operating cash flows alone, as access to the capital markets through debt or equity financings has become more challenging in our industry. This challenge has increased recently due to the major stock market and bond market indices experiencing elevated levels of volatility during 2020.
However, the recovery of supply chain disruptions and the approval of COVID-19 vaccinations in late 2020 have led to signs of stabilization and improvements in commodity pricing.
The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Guiberson/Association of Energy Service Companies) from January 2019 through December 2020 are illustrated in the graphs below.
The commodity price environment and global oversupply of oil during 2020 resulted in an oversupply of equipment in our industry, declining rig counts and dayrates, and substantially reduced activity for all our service offerings. Oil and gas exploration and production companies reduced their previously planned capital spending programs for 2020, thereby reducing demand for our services. In March 2020, many operators began to curtail operations and several of our clients terminated their drilling contracts with us in April and May 2020. Utilization of our production services fleets also dropped significantly in response to the market conditions described above, and in April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale.
While we cannot predict when and to what extent crude oil production activities will return to normalized levels, rig counts and oil prices have steadily increased in the latter half of 2020 and these indications of market stabilization led to improved activity levels for all of our business segments in the fourth quarter of 2020. Activity levels for our domestic drilling, international drilling, and well servicing operations (measured in revenue days and hours, respectively) in the fourth quarter of 2020 increased 17%, 81%, and 12%, respectively, as compared to the prior quarter, while wireline stage counts increased by almost 400% in our wireline operations. At the end of 2020, 16 of our 25 drilling rigs were earning revenue, 10 of which were under term contracts with an aggregate average term remaining of approximately 7 months, including 3 which were earning but not working.

As our clients continue to adjust their capital budgets and operations in response to the presently uncertain industry conditions, we are currently focusing our efforts on reducing costs and the realignment of certain businesses, while maintaining essential functions and readiness for the moderately improving market conditions which we expect to continue in 2021. We believe our high-quality equipment, services, and excellent safety record position us well to compete as our industry recovers.
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
The market competition between OPEC and non-OPEC countries coupled with the impact of the COVID-19 pandemic caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending which has affected, and to the extent it continues or worsens could continue to negatively affect, the amount of cash we generate and have available for working capital requirements, capital expenditures, and debt service.
Our availability under the ABL Credit Facility at December 31, 2020 was $15.9 million, which our access to would be subject to (i) our requirement to maintain 15% of the maximum revolver amount available or comply with a fixed charge coverage ratio and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash. In addition, as a result of current market conditions, certain of our clients are facing financial pressures and liquidity issues. There can be no assurance that one or more of our clients will not delay or default on payments owed to us or file for bankruptcy protection, in which case we may be unable to collect all, or any portion, of the accounts receivable owed to us by such clients. Delays or defaults in payments of accounts receivable owed to us may also adversely affect our borrowing base and our ability to borrow under our ABL Credit Facility.
Sources of Capital Resources
Our principal sources of liquidity currently consist of:
•total cash and cash equivalents, including restricted cash ($32.3 million as of December 31, 2020);
•cash generated from operations; and
•the availability under the ABL Credit Facility ($15.9 million as of December 31, 2020, as discussed below).
In the future, we may also consider equity and/or debt offerings, as appropriate, to meet our liquidity needs. However, our ability to access the capital markets by issuing debt or equity securities will be dependent on market conditions, our financial condition, and other factors beyond our control. Additionally, the ABL Credit Facility and the indentures for our Convertible Notes and Senior Secured Notes contain covenants that limit our ability to incur additional indebtedness, the incurrence of which would also first require the approval of two of our principal stockholders, and our bylaws limit our ability to issue equity securities without the prior written consent of one of our principal stockholders.
ABL Credit Facility — On the Effective Date, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million among us and substantially all of our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent. On August 7, 2020, we entered into a First Amendment to the ABL Credit Facility (together, herein referred to as the “ABL Credit Facility”) which, among other things, reduced the maximum amount of the revolving credit agreement to $40 million. Among other things, proceeds of loans under the ABL Credit Facility may be used to finance ongoing working capital and general corporate needs.

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
As of December 31, 2020, we had no borrowings and approximately $7.3 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at December 31, 2020, availability under the ABL Credit Facility was $15.9 million, which our access to would be subject to (i) our requirement to maintain 15% of the maximum revolver amount available or comply with a fixed charge coverage ratio, as described above, and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash.
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
Working Capital — Our working capital and current ratio, which we calculate by dividing current assets by current liabilities, were as follows as of December 31, 2020 and December 31, 2019 (amounts in thousands, except current ratio):

	Successor	Predecessor
	December 31, 2020	December 31, 2019	Change
Current assets	$113,133	$182,912	$(69,779)
Current liabilities	59,018	91,581	(32,563)
Working capital	$54,115	$91,331	$(37,216)
Current ratio	1.9	2.0	(0.1)
The decrease in our working capital during 2020 is primarily due to a decrease of $57.2 million, or 62%, in our total trade and unbilled receivables, despite a decrease of $15.0 million, or 46%, in our accounts payable and a $6.5 million decrease in accrued employee costs, all of which are primarily a result of the significant decline in demand for our service offerings which resulted in decreased revenue and related costs.
Total cash, including cash equivalents and restricted cash, increased by $6.7 million, primarily due to $9.9 million of cash provided by the refinancing of our debt obligations upon emergence from Chapter 11, net of subsequent debt repayments, all of which was partially offset by a net investment of $2.9 million in capital expenditures and $0.3 million of net cash used in operating activities.

Other decreases in our current assets during 2020 included: (i) a $9.8 million decrease in inventory primarily due to the revaluation of assets upon our adoption of fresh start accounting as well as the classification of our coiled tubing inventory as held-for-sale after closing those operations in April 2020, (ii) a $6.2 million decrease in other receivables primarily due to an income tax refund in 2020 related to our international operations, and (iii) a $2.7 million decrease in prepaid and other current assets partially due to the usage of professional fee retainers associated with our bankruptcy proceedings as well as the amortization of deferred mobilization costs for our domestic drilling rigs.
Other decreases in our current liabilities during 2020 included: (i) a $4.7 million decrease in other accrued expenses primarily related to reduced sales tax accruals which was a result of reduced activity levels in our international drilling operations and the payment of sales tax obligations associated with several sales tax audits which were finalized in 2020, a $1.3 million decrease in current lease liabilities primarily associated with leases that were exited during 2020, and an approximate $1 million decrease in legal and other professional fee accruals primarily associated with preparations for our bankruptcy proceedings, (ii) a $3.4 million decrease in accrued interest resulting from the refinancing of our debt obligations upon emergence from Chapter 11, and (iii) a $2.0 million decrease in accrued insurance premiums and deductibles primarily resulting from a decrease in our estimated liability for the deductibles under our workers compensation and health insurance policies, partially as a result of fewer employees and reduced activity.
Capital Expenditures — During 2020 and 2019, our capital expenditures totaled $15.6 million and $50.0 million, respectively, primarily related to routine expenditures that are necessary to maintain our fleets, while capital additions during 2019 also included the completion of construction on our 17th AC drilling rig which we deployed in March 2019 and various vehicle and ancillary equipment purchases and upgrades.
Currently, we expect to spend approximately $20 million to $22 million on capital expenditures during 2021, which is limited to routine expenditures necessary to maintain our fleets. Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, availability of capital resources, and the level of investment opportunities that meet our strategic and return on capital employed criteria. We expect to fund the capital expenditures in 2021 from cash and operating cash flow in excess of our working capital requirements, although available borrowings under our ABL Credit Facility are also available, if necessary.
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
The following is a summary of our debt instruments and compliance requirements including covenants, restrictions and guarantees, as it relates to our Convertible Notes and Senior Secured Notes, and a summary of our ABL Credit Facility is included in the above section entitled ABL Credit Facility. As of December 31, 2020, we were in compliance with all covenants required by our debt instruments. However, our ability to maintain compliance with our debt instruments is dependent upon the level of demand for our products and services, the level of spending by our clients, the supply and demand for oil, oil and gas prices, general economic and market conditions and other factors which are beyond our control.
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
Senior Secured Notes Indenture and Senior Secured Notes due 2025. We entered into an indenture, dated as of the Effective Date, among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by substantially all of our existing domestic subsidiaries, which also guarantee our obligations under the ABL Credit Facility, (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors.
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
The Senior Secured Notes Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; repay junior debt; sell stock of our subsidiaries; transfer or sell assets; enter into sale and lease back transactions; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Senior Secured Notes Indenture contains a minimum asset coverage ratio of 1.5 to 1.0 as of any June 30 or December 31, beginning December 31, 2020. As of December 31, 2020, the asset coverage ratio, as calculated under the Senior Secured Notes Indenture, was 3.2 to 1.0.
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
Pursuant to the Senior Secured Notes Indenture, we commenced offers to purchase $2.6 million in aggregate principal amount of the Senior Secured Notes in October and December 2020 at a purchase price equal to 100% of the principal amount of the Senior Secured Notes purchased, plus accrued and unpaid interest through, but not including, the respective purchase dates. As of December 31, 2020, the aggregate principal amount of Senior Secured Notes outstanding is $77.4 million.
Supplemental Guarantor Information
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
Our Senior Secured Notes are issued by Pioneer Energy Services Corp. (the “Parent Issuer”) and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all existing 100%-owned domestic subsidiaries (the “Guarantors”), except for Pioneer Services Holdings, LLC. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Secured Notes (and did not guarantee our Prepetition Senior Notes). The non-guarantor subsidiaries do not have any payment obligations under the Senior Secured Notes, the guarantees, or the Senior Secured Notes Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary would be obligated to pay the holders of its debt and other liabilities, including its trade creditors, before it would be able to distribute any of its assets to us. As of December 31, 2020, the aggregate principal amount of Senior Secured Notes outstanding is $77.4 million, and there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

The following tables present summarized financial information for the Parent Issuer and Guarantors, on a combined basis after the elimination of intercompany balances and transactions between the Parent Issuer and Guarantors and investments in any subsidiary that is a non-guarantor (amounts in thousands):

Successor
December 31, 2020
Current assets, excluding those due from non-guarantor subsidiaries	$88,544
Current assets due from non-guarantor subsidiaries	28,176
Property and equipment, net	143,277
Noncurrent assets, excluding property and equipment	15,596

Current liabilities	$55,362
Long-term debt	147,167
Noncurrent liabilities, excluding long-term debt	6,348

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020
Revenues	$91,654	$126,442
Operating costs	68,668	100,372
Loss from operations(1)	(17,636)	(61,657)
Net loss(1)	(36,299)	(95,631)
(1)     Includes intercompany lease income from non-guarantor subsidiary totaling $2.8 million and $2.0 million during the Successor and Predecessor periods, respectively.
Results of Operations
As a result of our emergence from Chapter 11 on May 29, 2020, our financial results for the periods prior to the Fresh Start Reporting date of May 31, 2020 are referred to as those of the “Predecessor,” and our financial results for the periods subsequent to May 31, 2020 are referred to as those of the “Successor.”
Although the Successor period(s) and the Predecessor period(s) are distinct reporting periods, we have combined the Successor and Predecessor period results during the year ended December 31, 2020 in order to provide some comparability of such information to the corresponding Predecessor period ended December 31, 2019. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (GAAP) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the corresponding Predecessor period as reviewing the Successor period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

The following table provides certain information about our operations, including details of each of our business segments’ revenues, operating costs and gross margin for the periods indicated (amounts in thousands).

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues:
Domestic drilling	$44,205	$53,341	$97,546	$151,769
International drilling	12,220	15,928	28,148	88,932
Drilling services	56,425	69,269	125,694	240,701
Well servicing	30,739	31,947	62,686	115,715
Wireline services	16,710	35,543	52,253	172,931
Coiled tubing services	—	5,611	5,611	46,445
Production services	47,449	73,101	120,550	335,091
Consolidated revenues	$103,874	$142,370	$246,244	$575,792

Operating costs:
Domestic drilling	$26,846	$33,101	$59,947	$92,183
International drilling	9,529	13,676	23,205	65,007
Drilling services	36,375	46,777	83,152	157,190
Well servicing	24,325	26,877	51,202	83,461
Wireline services	17,090	31,836	48,926	151,145
Coiled tubing services	408	8,557	8,965	39,557
Production services	41,823	67,270	109,093	274,163
Consolidated operating costs	$78,198	$114,047	$192,245	$431,353

Gross margin:
Domestic drilling	$17,359	$20,240	$37,599	$59,586
International drilling	2,691	2,252	4,943	23,925
Drilling services	20,050	22,492	42,542	83,511
Well servicing	6,414	5,070	11,484	32,254
Wireline services	(380)	3,707	3,327	21,786
Coiled tubing services	(408)	(2,946)	(3,354)	6,888
Production services	5,626	5,831	11,457	60,928
Consolidated gross margin	$25,676	$28,323	$53,999	$144,439

Consolidated:
Net loss	$(40,224)	$(104,225)	$(144,449)	$(63,904)
Adjusted EBITDA (1)	$10,597	$2,723	$13,320	$60,153
(1)    Adjusted EBITDA represents income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, prepetition restructuring charges, impairment, reorganization items, and loss on extinguishment of debt. Adjusted EBITDA is a non-GAAP measure that our management uses to facilitate period-to-period comparisons of our core operating performance and to evaluate our long-term financial performance against that of our peers. We believe that this measure is useful to investors and analysts in allowing for greater transparency of our core operating performance and makes it easier to compare our results with those of other companies within our industry. Adjusted EBITDA should not be considered (a) in isolation of, or as a substitute for, net income (loss), (b) as an indication of cash flows from operating activities or (c) as a measure of liquidity. In addition, Adjusted EBITDA does not represent funds available for discretionary use. Adjusted EBITDA may not be comparable to other similarly titled measures reported by other companies.

A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table (amounts in thousands):

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss	$(40,224)	$(104,225)	$(144,449)	$(63,904)
Depreciation and amortization	33,613	35,647	69,260	90,884
Prepetition restructuring charges	—	16,822	16,822	—
Impairment	742	17,853	18,595	2,667
Reorganization items, net	4,263	21,903	26,166	—
Interest expense	14,831	12,294	27,125	39,835
Loss on extinguishment of debt	188	4,215	4,403	—
Income tax benefit	(2,816)	(1,786)	(4,602)	(9,329)
Adjusted EBITDA	10,597	2,723	13,320	60,153
General and administrative	24,055	22,047	46,102	91,185
Bad debt expense (recovery), net	(227)	1,209	982	(79)
Gain on dispositions of property and equipment, net	(6,132)	(989)	(7,121)	(4,513)
Other expense (income)	(2,617)	3,333	716	(2,307)
Consolidated gross margin	$25,676	$28,323	$53,999	$144,439
Consolidated gross margin — We experienced a significant decline in demand for all our service offerings during 2020 as a result of the economic downturn caused by the COVID-19 pandemic and adverse global oil production and pricing decisions made by OPEC and non-OPEC countries, as described in more detail in the earlier section entitled, “Market Conditions and Outlook.” Our consolidated gross margin decreased by $90.4 million, or 63%, during 2020, as compared to 2019. Our production services offerings, which are heavily completion-oriented businesses, were most significantly impacted by the decline in demand, with a combined gross margin decrease of 81% during 2020 as compared to 2019. While our drilling services business were also significantly impacted, and experienced a combined 49% gross margin decrease during this same period, the impact was somewhat mitigated by the longer-term nature of the operations, which are typically supported by term contracts.

•Drilling Services — On a percentage basis, our drilling services revenues and operating costs decreased in tandem during 2020 as compared to 2019, declining by 48% and 47%, respectively. The following table provides operating statistics for each of our drilling services segments:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2020	Year Ended December 31, 2019
Domestic drilling:
Average number of drilling rigs	17	17	17	17
Utilization rate	57%	81%	67%	92%
Revenue days	2,083	2,100	4,183	5,660

Average revenues per day	$21,222	$25,400	$23,320	$26,814
Average operating costs per day	12,888	15,762	14,331	16,287
Average margin per day	$8,334	$9,638	$8,989	$10,527

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	28%	28%	28%	75%
Revenue days	480	335	815	2,195

Average revenues per day	$25,458	$47,546	$34,537	$40,516
Average operating costs per day	19,852	40,824	28,472	29,616
Average margin per day	$5,606	$6,722	$6,065	$10,900
Our domestic drilling average margin per day decreased by 15% during 2020 as compared to 2019, as revenue days decreased by 26%. Average revenues per day declined during 2020 as dayrates for contracts that were renewed and renegotiated in late 2019 and during 2020 were reduced. Additionally, average revenues and margin per day during 2019 benefited from $1.5 million of additional revenue associated with the early termination of two of our domestic drilling contracts in 2019, which is net of $1.6 million of early termination revenue recognized in May 2020. These decreases were offset in part by the benefit of rigs placed on standby in 2020. Beginning in late March 2020, rather than terminating their contracts with us, certain of our clients elected to temporarily stack three of our rigs, placing them on an extended standby for a reduced revenue rate and the option to reactivate the rigs through the remainder of the contract term. Although these drilling rigs earn lower standby rates as compared to daywork rates, operating costs incurred are minimal, which reduces operating costs per day and benefits overall margin per day. Two of these rigs recommenced operations in the fourth quarter of 2020 while the third rig remained stacked through the end of the year.
Our international drilling average margin per day decreased by 44% during 2020, as compared to 2019, primarily driven by the 63% reduction in revenue days during 2020 as certain customers terminated or suspended drilling contracts in response to the decline in industry conditions. These contract terminations and suspensions in 2020 also resulted in an increase in rig demobilization activity, for which revenues and costs are higher than daywork activity, and for which there are no associated revenue days. Average revenue per day during the year ended December 31, 2019 also benefited from $2.5 million of revenues associated with the demobilization of five rigs during the second half of 2019. The decline in utilization combined with the increase in rig standby and demobilization costs in 2020 and higher demobilization revenue in 2019 all contributed to the decreases in average margin per day.

•Production Services — Our revenues from production services decreased 64% during 2020 as compared to 2019, while operating costs decreased 60%. The following table provides operating statistics for each of our production services segments:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2020	Year Ended December 31, 2019
Well servicing:
Average number of rigs	123	123	123	125
Utilization rate	31%	40%	35%	58%
Rig hours	62,730	56,797	119,527	201,768
Average revenue per hour	$490	$562	$524	$574

Wireline services:
Average number of units	81	93	86	97
Number of stages	3,430	6,510	9,940	26,919

Coiled tubing services:
Average number of units	—	9	4	9
Revenue days	—	226	226	1,274
Average revenue per day	$—	$24,827	$24,827	$36,456
Our well servicing rig hours decreased by 41% during 2020 as compared to 2019, while average revenues per hour decreased by 9%. Although overall activity declined beginning in March 2020, especially for completion services, average revenues per hour remained relatively stable until June 2020 in regions where pricing was slower to respond to economic conditions. By late 2020, activity levels began to improve, resulting in fourth quarter rig hours that were 12% higher than those in the third quarter, but still approximately 35% less than in the first quarter of 2020.
Our wireline services business segment experienced decreases of 63% and 21% in the number of perforating stages performed and revenue per stage, respectively, during 2020, as compared to 2019. Already decreasing demand for completion-related services worsened with the sharp decline in industry conditions beginning in late February, and resulted in our decision to close several underperforming operating locations and downsize our fleet in 2020. Activity began improving in late 2020 with a nearly fourfold increase in perforating stages performed in the fourth quarter as compared to the third quarter, although the improved activity during the fourth quarter still represented less than half the number performed in the first quarter of 2020, with revenue per stage approximately 30% lower than that of the first quarter.
In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale. This closure, combined with the decline in demand for our coiled tubing services prior to April 2020, resulted in the 82% decrease in revenue days and the 32% decrease in average revenue per day during 2020 as compared to 2019.
Depreciation and amortization expense — Our depreciation expense decreased by $21.6 million, or 24%, during 2020 as compared to 2019, primarily as a result of the application of fresh start accounting which resulted in reductions to the values of our long-lived assets as of May 31, 2020 as well as the designation of all our coiled tubing assets as held-for-sale at June 30, 2020. The overall decrease in depreciation expense was partially offset by an increase due to the deployment of our 17th domestic AC drilling rig in March 2019 and an increase for the amortization of intangibles which were established in connection with fresh start accounting at May 31, 2020. Also, as a result of applying fresh start accounting, we assigned new useful lives to our long-lived assets, several of which were assigned a remaining useful life of one year. Therefore, with no significant capital expenditures expected for 2021, we expect a decline in depreciation and amortization expense in mid-2021 as this class of assets becomes fully depreciated.
Prepetition restructuring charges — All expenses and losses incurred prior to the Petition Date which were related to the Chapter 11 proceedings are presented as prepetition restructuring charges in our Predecessor consolidated statements of operations, including $9.6 million of expense incurred for the Commitment Premium pursuant to the Backstop Commitment Agreement. For more detail, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Impairment — Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million and $2.2 million during 2020 to reduce the carrying values of our coiled tubing assets and certain held-for-sale assets, respectively, to their estimated fair values. For more detail, see Note 5, Property and Equipment, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Reorganization items, net — Any expenses, gains, and losses incurred subsequent to the filing for Chapter 11 and directly related to such proceedings are presented as reorganization items in our consolidated statements of operations. For more detail, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Interest expense — Our interest expense decreased by $12.7 million, or 32% during 2020 as compared to 2019, primarily because the Prepetition Senior Notes stopped accruing interest as of March 1, 2020, in accordance with the terms of the Plan, and because our total outstanding debt was significantly reduced upon our emergence from Chapter 11. The overall decreases were slightly offset by an increase in amortization of debt discounts and issuance costs, which increased the total effective interest rate during the period.
Loss on extinguishment of debt — Loss on extinguishment of debt during 2020 primarily related to the termination of our Predecessor ABL Facility at the Petition Date, as well as tender offer repayments of our Senior Secured Notes in the Successor period, as further described in Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Income tax benefit — Our effective tax rates differ from the applicable U.S. statutory rates primarily due to the impact of valuation allowances, as well as the impact of state taxes, other permanent differences, and the mix of profit and loss between federal, state and international taxing jurisdictions with different tax rates. For more information, see Note 8, Taxes, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
General and administrative expense — Our general and administrative expense decreased by $45.1 million, or 49%, during 2020 as compared to 2019, of which $30.7 million is attributable to reduced employee costs primarily in connection with the decline in operational activity but also including a $20.8 million decrease in incentive compensation primarily associated with the retention and incentive compensation awards granted in the third quarter of 2019, the termination of our previous annual and long-term cash incentive awards in 2019 and the suspension of incentive awards in early 2020. Other factors contributing to the overall decrease in our general and administrative expense include higher professional fees incurred in 2019 relating to the evaluation of strategic alternatives and the ultimate preparation for the filing for Chapter 11 reorganization in March 2020 as well as costs incurred in connection with the evaluation and selection of a company-wide enterprise resource planning system that has since been postponed. The overall decrease in general and administrative expense was partially offset by $3.6 million of severance costs for certain executives whose employment was terminated during the third quarter of 2020.
Gain on dispositions of property and equipment, net — During the years ended December 31, 2020 and 2019, we recognized net gains of $7.1 million and $4.5 million, respectively, on the disposition or sale of various property and equipment, including coiled tubing equipment, drill pipe and collars and certain older and/or underutilized equipment.
Other expense (income) — The decrease in our other income during 2020 is primarily related to $1.2 million of net foreign currency losses recognized for our Colombian operations, as compared to $1.0 million of net foreign currency gains during the corresponding period in 2019.
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
Fresh start accounting involved a comprehensive valuation process in which we determined the fair value of all our assets and liabilities on the Effective Date. For more information, see Note 3, Fresh Start Accounting, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
•Revenues. In accordance with ASC Topic 606, Revenue from Contracts with Customers, we estimate certain variable revenues associated with the demobilization of our drilling rigs under daywork drilling contracts. We also make estimates of the applicable amortization periods for deferred mobilization costs, and for mobilization revenues related to cancelable term contracts which represent a material right to our clients. These estimates and assumptions are described in more detail in Note 4, Revenue from Contracts with Customers. In order to make these estimates, management considers all the facts and circumstances pertaining to each particular contract, our past experience and knowledge of current market conditions. For more information, see Note 4, Revenue from Contracts with Customers, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
•Impairment Evaluation. In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continued to monitor potential indicators of impairment through December 31, 2020 and concluded that none of our reporting units are currently at risk of impairment.
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

•Deferred Tax Assets. We provide a valuation allowance when it is more likely than not that some portion of our deferred tax assets will not be realized. We evaluated the impact of the reorganization, including the change in control, resulting from our bankruptcy emergence and determined it is more likely than not that we will not fully realize future income tax benefits related to our domestic net deferred tax assets based on the annual limitations that impact us, historical results, and expected market conditions known on the date of measurement. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
•Insurance Claim Liabilities. We use a combination of self-insurance and third-party insurance for various types of coverage. We have stop-loss coverage of $225,000 per covered individual per year under our health insurance and deductibles of $500,000 and $250,000 per occurrence under our workers’ compensation and auto liability insurance, respectively. We have a $500,000 self-insured retention and an additional aggregate deductible of $500,000 under our general liability insurance as well as an annual aggregate deductible of $1,000,000 on the first layer of excess coverage. At December 31, 2020, our accrued insurance premiums and deductibles include approximately $0.6 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $2.0 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER ENERGY SERVICES CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets as of December 31, 2020 (Successor) and 2019 (Predecessor)	52

Consolidated Statements of Operations for the periods from June 1, 2020 to December 31, 2020 (Successor period) and from January 1, 2020 to May 31, 2020 and for the year ended December 31, 2019 (Predecessor periods)	54

Consolidated Statements of Stockholders’ Equity for the periods from June 1, 2020 to December 31, 2020 (Successor period) and from January 1, 2020 to May 31, 2020 and for the year ended December 31, 2019 (Predecessor periods)	55

Consolidated Statements of Cash Flows for the periods from June 1, 2020 to December 31, 2020 (Successor period) and from January 1, 2020 to May 31, 2020 and for the year ended December 31, 2019 (Predecessor periods)	56

Notes to Consolidated Financial Statements	57

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Pioneer Energy Services Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pioneer Energy Services Corp. and subsidiaries (the Company) as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), the related consolidated statements of operations, stockholders’ equity, and cash flows for the seven months ended December 31, 2020 (Successor), for the five months ended May 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), and the results of its operations and its cash flows for the seven months ended December 31, 2020 (Successor), for the five months ended May 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020 (Successor), based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis of Presentation
As discussed in Note 1 to the consolidated financial statements, the Company emerged from bankruptcy on May 29, 2020 with a reporting date of May 31, 2020. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification Topic 852, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of trademark and tradename intangible assets
As discussed in Note 3 to the consolidated financial statements, on May 29, 2020 the Company emerged from Chapter 11 Bankruptcy. In connection with the Company's emergence from bankruptcy, the Company qualified for and adopted fresh start accounting. The Company determined a reorganization value of $352.6 million, which represents the fair value of the Successor Company's assets before considering liabilities and allocated the value to its individual assets based on their estimated fair values. The Company used the relief-from-royalty income approach to determine the fair value of the trademark and tradename intangible assets, which was $9.4 million as of May 29, 2020.
We identified the assessment of the measurement of fair value of the trademark and tradename intangible assets as a critical audit matter. Due to the significant estimation uncertainty associated with the fair value of such intangible assets, subjective and challenging auditor judgment was required to evaluate certain assumptions used in the Company’s valuation, specifically the selection of the royalty rate used in the valuation of the trademark and tradename intangible assets. The audit effort associated with this evaluation required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the determination of the fair value of trademark and tradename intangible assets, including certain controls over the selection of the royalty rate. To test the valuation of the trademark and tradename intangible assets, we involved valuation professionals with specialized skills and knowledge, who assisted in the evaluation of the royalty rate used by the Company by comparing it to publicly available market royalty rates for comparable trade names and by performing a sensitivity analysis to assess the impact of reasonably possible changes in the royalty rate on the Company’s determination of fair value.
Coiled tubing asset group impairment
As discussed in Note 5 to the consolidated financial statements, the Company evaluates for potential impairment of long-lived assets when indicators of impairment are present. Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on the Company’s industry, the Company’s projected cash flows declined during the first quarter of 2020 and the Company performed recoverability testing on its long-lived assets. As a result of this analysis, the Company recorded impairment charges of $16.4 million to reduce the carrying value of its coiled tubing asset group to estimated fair value.
We identified the assessment of the coiled tubing asset group impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Company’s determination of the fair value of such assets, specifically the valuation date market adjustments applied in the cost approach to market sales data for comparable assets, due to the lack of observable inputs. The audit effort related to the evaluation of the market adjustments required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s property and equipment impairment process, including controls related to the valuation date market adjustments applied to market sales data for comparable assets. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the valuation date market adjustments by performing independent research regarding current market conditions and testing the mathematical accuracy of the valuation date market adjustments calculations.

/s/ KPMG LLP
We have served as the Company’s auditor since 1979.
San Antonio, Texas
March 5, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Pioneer Energy Services Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Pioneer Energy Services Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020 (Successor), based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 (Successor), based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), the related consolidated statements of operations, stockholders’ equity, and cash flows for the seven months ended December 31, 2020 (Successor), for the five months ended May 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2021, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Antonio, Texas
March 5, 2021

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Successor	Predecessor
	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$31,181	$24,619
Restricted cash	1,148	998
Receivables:
Trade, net of allowance for doubtful accounts	29,803	79,135
Unbilled receivables	4,740	12,590
Insurance recoveries	22,106	22,873
Other receivables	2,716	8,928
Inventory	12,641	22,453
Assets held for sale	3,608	3,447
Prepaid expenses and other current assets	5,190	7,869
Total current assets	113,133	182,912

Property and equipment, at cost	193,529	1,119,546
Less accumulated depreciation	31,760	648,376
Net property and equipment	161,769	471,170
Intangible assets, net of accumulated amortization	8,942	—
Deferred income taxes	12,746	11,540
Operating lease assets	4,383	7,264
Other noncurrent assets	13,457	1,068
Total assets	$314,430	$673,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,516	$32,551
Current portion of long-term debt	150	—
Deferred revenues	1,019	1,339
Accrued expenses:
Employee compensation and related costs	7,325	13,781
Insurance claims and settlements	22,106	22,873
Insurance premiums and deductibles	3,928	5,940
Interest	2,015	5,452
Other	4,959	9,645
Total current liabilities	59,018	91,581

Long-term debt, less unamortized discount and debt issuance costs	147,167	467,699
Noncurrent operating lease liabilities	3,622	5,700
Deferred income taxes	947	4,417
Other noncurrent liabilities	1,779	481
Total liabilities	212,533	569,878
Commitments and contingencies (Note 14)
Stockholders’ equity:
Predecessor common stock $0.10 par value; 200,000,000 shares authorized; 79,202,216 shares outstanding at December 31, 2019	—	8,008
Successor common stock, $0.001 par value; 25,000,000 shares authorized; 1,647,224 shares outstanding at December 31, 2020	2	—
Additional paid-in capital	142,119	553,210
Predecessor treasury stock, at cost; 877,047 shares at December 31, 2019	—	(5,090)
Accumulated deficit	(40,224)	(452,052)
Total stockholders’ equity	101,897	104,076
Total liabilities and stockholders’ equity	$314,430	$673,954
See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019

Revenues	$103,874	$142,370	$575,792

Costs and expenses:
Operating costs	78,198	114,047	431,353
Depreciation and amortization	33,613	35,647	90,884
General and administrative	24,055	22,047	91,185
Prepetition restructuring charges	—	16,822	—
Impairment	742	17,853	2,667
Bad debt expense (recovery), net	(227)	1,209	(79)
Gain on dispositions of property and equipment, net	(6,132)	(989)	(4,513)
Total costs and expenses	130,249	206,636	611,497
Loss from operations	(26,375)	(64,266)	(35,705)

Other income (expense):
Interest expense, net of interest capitalized	(14,831)	(12,294)	(39,835)
Reorganization items, net	(4,263)	(21,903)	—
Loss on extinguishment of debt	(188)	(4,215)	—
Other income (expense), net	2,617	(3,333)	2,307
Total other expense, net	(16,665)	(41,745)	(37,528)

Loss before income taxes	(43,040)	(106,011)	(73,233)
Income tax benefit	2,816	1,786	9,329
Net loss	$(40,224)	$(104,225)	$(63,904)

Loss per common share - Basic	$(36.01)	$(1.32)	$(0.81)

Loss per common share - Diluted	$(36.01)	$(1.32)	$(0.81)

Weighted average number of shares outstanding—Basic	1,117	78,968	78,423

Weighted average number of shares outstanding—Diluted	1,117	78,968	78,423

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
	(in thousands)
Balance as of December 31, 2018 (Predecessor)	79,004	(790)	$7,900	$(4,965)	$550,548	$(388,425)	$165,058
Net loss	—	—	—	—	—	(63,904)	(63,904)
Purchase of treasury stock	—	(87)	—	(125)	—	—	(125)
Cumulative-effect adjustment due to adoption of ASC Topic 842	—	—	—	—	—	277	277
Equity awards vested or exercised	1,075	—	108	—	(108)	—	—
Stock-based compensation expense	—	—	—	—	2,770	—	2,770
Balance as of December 31, 2019 (Predecessor)	80,079	(877)	$8,008	$(5,090)	$553,210	$(452,052)	$104,076
Net loss	—	—	—	—	—	(104,225)	(104,225)
Purchase of treasury stock	—	(265)	—	(8)	—	—	(8)
Equity awards vested in connection with the Plan	7,946	—	795	—	(795)	—	—
Equity awards vested or exercised	905	—	90	—	(90)	—	—
Stock-based compensation expense	—	—	—	—	1,306	—	1,306
Balance as of May 31, 2020 (Predecessor)	88,930	(1,142)	$8,893	$(5,098)	$553,631	$(556,277)	$1,149
Cancellation of Predecessor equity	(88,930)	1,142	(8,893)	5,098	(553,631)	556,277	(1,149)
Balance as of May 31, 2020 (Predecessor)	—	—	$—	$—	$—	$—	$—

Balance as of June 1, 2020 (Successor)	—	—	$—	$—	$—	$—	$—
Issuance of Successor common stock	1,050	(1)	1	—	18,083	—	18,084
Equity component of Convertible Notes, net of offering costs	—	—	—	—	120,875	—	120,875
Net loss	—	—	—	—	—	(40,224)	(40,224)
Payment of in-kind interest on Convertible Notes	—	—	—	—	1,913	—	1,913
Equity awards vested or issued	599	—	1	—	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,249	—	1,249
Balance as of December 31, 2020 (Successor)	1,649	(1)	$2	$—	$142,119	$(40,224)	$101,897

See accompanying notes to consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019

Cash flows from operating activities:
Net loss	$(40,224)	$(104,225)	$(63,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,613	35,647	90,884
Allowance for doubtful accounts, net of recoveries	(227)	1,209	(79)
Write-off of obsolete inventory	—	—	570
Gain on dispositions of property and equipment, net	(6,132)	(989)	(4,513)
Reorganization items, net	—	18,713	—
Stock-based compensation expense	1,249	552	2,770
Phantom stock compensation expense	—	—	(112)
Amortization of debt issuance costs and discount	5,665	1,084	3,147
Interest paid in-kind	4,956	—	—
Loss on extinguishment of debt	188	4,215	—
Impairment	742	17,853	2,667
Deferred income taxes	(4,130)	(546)	(10,811)
Change in other noncurrent assets	(792)	(800)	3,122
Change in other noncurrent liabilities	12	1,524	(4,328)
Changes in current assets and liabilities:
Receivables	11,726	44,041	7,062
Inventory	631	1,441	(4,088)
Prepaid expenses and other current assets	715	1,121	(809)
Accounts payable	1,162	(15,174)	3,638
Deferred revenues	899	(1,219)	(383)
Accrued expenses	(8,127)	(6,692)	(12,811)
Net cash provided by (used in) operating activities	1,926	(2,245)	12,022

Cash flows from investing activities:
Purchases of property and equipment	(4,791)	(10,848)	(50,046)
Proceeds from sale of property and equipment	10,923	1,665	7,733
Proceeds from insurance recoveries	155	22	1,469
Net cash provided by (used in) investing activities	6,287	(9,161)	(40,844)

Cash flows from financing activities:
Debt repayments	(2,649)	(175,000)	—
Proceeds from debt issuance	—	195,187	—
Proceeds from DIP Facility	—	4,000	—
Repayment of DIP Facility	—	(4,000)	—
Payments of debt issuance costs	—	(7,625)	—
Purchase of treasury stock	—	(8)	(125)
Net cash provided by (used in) financing activities	(2,649)	12,554	(125)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,564	1,148	(28,947)
Beginning cash, cash equivalents and restricted cash	26,765	25,617	54,564
Ending cash, cash equivalents and restricted cash	$32,329	$26,765	$25,617

Supplementary disclosure:
Interest paid	$2,235	$8,105	$37,342
Income tax paid	$885	$893	$3,964
Reorganization items paid	$13,985	$14,947	—
Noncash investing and financing activity:
Change in capital expenditure accruals	$979	$(1,924)	$(5,217)
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
			25
Our production services business segments provide a range of services to producers primarily in Texas, North Dakota, the Rocky Mountain region, and Louisiana. As of December 31, 2020, the fleet counts for each of our production services business segments were as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	111	12	123
Wireline services units			76
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
Periods Presented — We qualify for certain reduced disclosure requirements as permitted by the SEC for smaller reporting companies including, among other things, the presentation of the two most recent fiscal years’ statements of operations, stockholders’ equity, and cash flows.
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
The accompanying consolidated financial statements have been prepared as if we are a going concern and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 852, Reorganizations (ASC Topic 852). Upon our emergence from Chapter 11, we adopted fresh start accounting in accordance with ASC Topic 852 and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our financial position and results of operations on or before the Effective Date.
We evaluated the events between May 29, 2020 and May 31, 2020 and concluded that the use of an accounting convenience date of May 31, 2020 (the “Fresh Start Reporting Date”) would not have a material impact on our consolidated financial statements. As such, the application of fresh start accounting was reflected in our consolidated balance sheet as of May 31, 2020 and related fresh start accounting adjustments were included in our consolidated statement of operations for the five months ended May 31, 2020. See Note 3, Fresh Start Accounting, for additional information.
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
Subsequent Events — In preparing the accompanying consolidated financial statements, we have reviewed events that have occurred after December 31, 2020, through the filing of this Form 10-K, for inclusion as necessary.
Recently Issued Accounting Standards and Securities and Exchange Commission Rules
Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the FASB in the form of Accounting Standards Updates (ASUs) to the FASB ASC. We consider the applicability and impact of all ASUs. Additionally, because we have securities registered under the Securities and Exchange Act of 1934, we consider the applicability and impact of releases issued by the Securities & Exchange Commission (the “SEC”). Other than the ASU and SEC release listed below, we have determined that there are currently no new or recently adopted ASUs or SEC releases which we believe will have a material impact on our consolidated financial position and results of operations.
•Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and preferred stock. Additionally, this ASU improves the consistency of EPS calculations by requiring entities to apply one method, the if-converted method, to all convertible instruments in diluted earnings-per-share calculations. This ASU will be effective for us on January 1, 2022, however, early adoption is permitted on January 1, 2021. We are currently evaluating the effect that the ASU will have on our consolidated financial statements.
•In March 2020, the SEC issued SEC Release No. 33-10762, effective January 4, 2021, which amends Rule 3-10 of Regulation S-X governing financial disclosure requirements for guarantors and issuers of guaranteed registered securities. Among other changes, the amendment simplifies the disclosure requirements, eliminating the requirement to disclose condensed consolidating financial statements within the financial statements for qualifying entities and allowing abbreviated disclosures of the guarantor/issuer relationship within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We adopted the amendment effective December 31, 2020 and have included supplemental guarantor information in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Significant Accounting Policies and Detail of Account Balances
Cash and Cash Equivalents — We had no cash equivalents at December 31, 2020. Cash equivalents at December 31, 2019 were $8.9 million, consisting of investments in highly-liquid money-market mutual funds.
Restricted Cash — Our restricted cash balance primarily reflects the portion of net proceeds from the issuance of our senior secured term loan held in a restricted account until the completion of certain administrative tasks related to providing access rights to certain of our real property, a condition which is still in effect under the terms of our post-emergence debt instruments, as well as $0.2 million of proceeds from asset sales at December 31, 2020 which were used to fund the redemption of Senior Secured Notes tendered in January 2021, as described further in Note 7, Debt.
Revenue — Production services jobs are varied in nature but typically represent a single performance obligation, either for a particular job, a series of distinct jobs, or a period of time during which we stand ready to provide services as our client needs them. Revenue is recognized for these services over time, as the services are performed. Our drilling services business segments earn revenues by drilling oil and gas wells for our clients under daywork contracts. Daywork contracts are comprehensive agreements under which we provide a comprehensive service offering, including the drilling rig, crew, supplies, and most of the ancillary equipment necessary to operate the rig. We account for our services provided under daywork contracts as a single performance obligation comprised of a series of distinct time increments which are satisfied over time. Accordingly, dayrate revenues are recognized in the period during which the services are performed. All of our revenues are recognized net of sales taxes, when applicable. For more information, see Note 4, Revenue from Contracts with Customers.
Trade and Unbilled Accounts Receivable — We record trade accounts receivable at the amount we invoice to our clients. These accounts do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable as of the balance sheet date. We determine the allowance based on the credit worthiness of our clients and general economic conditions. Consequently, an adverse change in those factors could affect our estimate of our allowance for doubtful accounts. Substantially all of our unbilled receivables represent revenues we have recognized in excess of amounts billed on drilling contracts. For more information, see Note 4, Revenue from Contracts with Customers.
Other Receivables — Our other receivables primarily consist of recoverable taxes related to our international operations, as well as refundable payroll tax credit receivables associated with the CARES Act and vendor rebates.
Inventories — Inventories primarily consist of drilling rig replacement parts and supplies held for use by our drilling operations in Colombia and job supplies held for use by our wireline operations (and previously our coiled tubing operations). Inventories are valued at the lower of cost (first in, first out or actual) or net realizable value.
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
Intangible Assets — Our intangible assets consist of trademark and tradename assets established in connection with the adoption of fresh start accounting which are being amortized using the straight-line method over the ten-year estimated useful life. Amortization expense is estimated to be approximately $0.9 million for each of the five succeeding years ending December 31, 2021 through 2025, although actual amortization amounts could differ as a result of future acquisitions, impairments, changes in amortization periods, or other factors. For more information, see Note 3, Fresh Start Accounting.

Other Noncurrent Assets — Other noncurrent assets primarily consist of prepaid taxes in Colombia which are creditable against future income taxes, as well as the noncurrent portion of prepaid insurance premiums, unamortized debt issuance costs associated with our ABL Credit Facility, deferred mobilization costs on long-term drilling contracts, cash deposits related to the deductibles on our workers’ compensation insurance policies, and deferred compensation plan investments.
Other Accrued Expenses — Our other accrued expenses include accruals for items such as sales taxes, property taxes and withholding tax liabilities related to our international operations and accruals for professional fees. We routinely expense these items in the normal course of business over the periods these expenses benefit. Our other accrued expenses also includes the current portion of the lease liability associated with our long-term operating leases.
Other Noncurrent Liabilities — Our other noncurrent liabilities primarily relate to the noncurrent portion of payroll taxes deferred in connection with the CARES Act, as well as noncurrent deferred compensation and the noncurrent portion of deferred mobilization revenues.
Insurance Recoveries, Accrued Insurance Claims and Settlements, and Accrued Premiums and Deductibles — We use a combination of self-insurance and third-party insurance for various types of coverage. Our accrued premiums and deductibles include the premiums and estimated liability for the self-insured portion of costs associated with our health, workers’ compensation, general liability and auto liability insurance. Our insurance recoveries receivables and our accrued liability for insurance claims and settlements represent our estimate of claims in excess of our deductible, which are covered and managed by our third-party insurance providers, some of which may ultimately be settled by the insurance provider in the long-term. These are presented in our consolidated balance sheets as current due to the uncertainty in the timing of reporting and payment of claims. For more information, see Note 12, Employee Benefit Plans and Insurance.
Debt — Due to the application of fresh start accounting, our debt obligations were recognized at fair value on our consolidated balance sheet at the Fresh Start Reporting Date as described further in Note 3, Fresh Start Accounting. Additionally, because the Convertible Notes contain an embedded conversion option whereby they, or a portion of them, may be settled in cash, we have separately accounted for the liability and equity components of the Convertible Notes in accordance with the accounting requirements for convertible debt instruments set forth in ASC Topic 470-20, Debt with Conversion and Other Options. We treat the issuance of new Convertible Notes for the payment of in-kind interest as an issuance of a new instrument that retains the original economics associated with the conversion option at inception, and therefore, the Convertible Notes issued in payment of in-kind interest are accounted for with their separate equity and liability components that are proportionally the same as the original issuance. For more information, see Note 7, Debt.
Leases — As a drilling and production services provider, we provide the drilling rigs and production services equipment which are necessary to fulfill our performance obligations and which are considered leases under ASU No. 2016-02, Leases, (together with its amendments, herein referred to as “ASC Topic 842”). However, we elected to apply the practical expedient in ASU No. 2018-11, Leases: Targeted Improvements, which allows us to continue to recognize our revenues (both lease and service components) under ASC Topic 606, and present them as one revenue stream in our consolidated statements of operations.
As a lessee, we recognize an operating lease asset and a corresponding operating lease liability for all our long-term leases for which we elected to combine, or not separate, the lease and non-lease components, and therefore, all fixed charges associated with non-lease components are included in the lease payments and the calculation of the operating lease asset and associated lease liability. Due to the nature of our business, any option to renew our short-term leases, and the options to extend certain of our long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances. For more information, see Note 6, Leases.
Treasury Stock — Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired common stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of treasury stock shares are credited or charged to additional paid in capital using the average cost method.

Stock-based Compensation — We recognize compensation cost for our stock-based compensation awards based on the fair value estimated in accordance with ASC Topic 718, Compensation—Stock Compensation, and we recognize forfeitures when they occur. For our awards with graded vesting, we recognize compensation expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. For more information, see Note 11, Stock-Based Compensation Plans.
Income Taxes — We follow the asset and liability method of accounting for income taxes, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure our deferred tax assets and liabilities by using the enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in income in the period of enactment. For more information, see Note 8, Income Taxes.
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
Related Party Transactions — We paid approximately $0.2 million for consulting services provided during 2020 by one of our directors, Matthew S. Porter, in connection with his appointment as Interim Chief Executive Officer in July 2020. On December 31, 2020, Mr. Porter was appointed by the Board of Directors to be the President and Chief Executive Officer, at which time his consulting agreement ended.
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

Chapter 11 Accounting
Prepetition restructuring charges — All expenses and losses incurred prior to the Petition Date which were related to the Chapter 11 proceedings are presented as prepetition restructuring charges in our Predecessor consolidated statements of operations, including $9.6 million of expense incurred for the Commitment Premium pursuant to the Backstop Commitment Agreement.
Reorganization items, net — Any expenses, gains, and losses incurred subsequent to the filing for Chapter 11 and directly related to such proceedings are presented as reorganization items in our consolidated statements of operations. Reorganization items consisted of the following (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020
Gain on settlement of liabilities subject to compromise	$—	$(291,378)
Fresh start valuation adjustments	—	284,392
Legal and professional fees	3,860	26,038
Unamortized debt costs on liabilities subject to compromise	—	2,003
Accelerated stock-based compensation	—	713
Loss (gain) on rejected leases	403	(378)
DIP facility costs	—	513
	$4,263	$21,903
Contractual interest expense on our Prepetition Senior Notes totaled $7.6 million for the five months ended May 31, 2020, which is in excess of the $3.1 million included in interest expense on our Predecessor consolidated statements of operations because we discontinued accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.
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
(8)Represents the payment of accrued interest on the Prepetition Term Loan and DIP Facility.
(9)Represents the increase in accrued expenses for fees which were incurred upon our emergence from Chapter 11.
(10)Represents the following changes in long-term debt, less unamortized discount and debt issuance costs:

Payment in full to extinguish Prepetition Term Loan	$(175,000)
Issuance of Senior Secured Notes at Par	78,125
Recognition of debt issuance costs on Senior Secured Notes	(2,913)
Recognition of liability component of Convertible Notes	47,225
Recognition of debt issuance costs on liability component of Convertible Notes	(1,268)
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
(13)Represents the issuance of Successor common stock to prior equity holders and to settle the Prepetition Senior Notes.

(14)Represents the cancellation of Predecessor additional paid-in capital.
(15)The changes in Successor additional paid-in capital were as follows:

Recognition of equity component of Convertible Notes	$82,546
Issuance of Successor common stock to Prepetition Senior Notes creditors and prior equity holders	18,083
Recognition of debt issuance costs on equity component of Convertible Notes	(2,216)
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

Our production services terms generally provide for payment of invoices in 30 days. Our typical drilling contract provides for payment of invoices in 30 days, though the process for invoicing work performed in our international operations generally lengthens the billing cycle for those operations. We review our allowance for doubtful accounts on a monthly basis, and balances more than 90 days past due are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all reasonable means of collection and determined that the potential for recovery is remote. We do not have any off-balance sheet credit exposure related to our clients.
The changes in our allowance for doubtful accounts consist of the following (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$1,988	$824	$1,423
Increase (decrease) in allowance charged to expense	(587)	1,164	(167)
Accounts charged against the allowance	(237)	—	(432)
Balance at end of period	$1,164	$1,988	$824
Substantially all of our unbilled receivables represent revenues we have recognized in excess of amounts billed on drilling contracts. We typically bill our clients at 15-day intervals during the performance of daywork drilling contracts and upon completion of the daywork contract.
Contract Asset and Liability Balances and Contract Cost Assets
Contract asset and contract liability balances relate to demobilization and mobilization revenues, respectively. Demobilization revenue that we expect to receive is recognized ratably over the related contract term, but invoiced upon completion of the demobilization activity. Mobilization revenue, which is typically collected upon the completion of the initial mobilization activity, is deferred and recognized ratably over the related contract term. Contract asset and liability balances are netted at the contract level, with the net current and noncurrent portions separately classified in our consolidated balance sheets, and the resulting contract liabilities are referred to herein as “deferred revenues.” When demobilization revenues are recognized prior to the activity being performed, they are not yet billable, and the resulting contract assets are included in our other current assets in our consolidated financial statements.
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
Our current and noncurrent deferred revenues, contract assets and deferred costs as of December 31, 2020 and 2019 were as follows (amounts in thousands):

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Current deferred revenues	$1,019	$1,339
Current deferred costs	361	1,071
Current contract assets	300	—

Noncurrent deferred revenues	—	57
Noncurrent deferred costs	194	267

The changes in contract balances during the year ended December 31, 2020 are primarily related to the amortization of deferred revenues and costs during the period, partially offset by increases related to seven rigs deployed under new contracts in 2020 as well as an increase in deferred revenues associated with prepayments made by our domestic drilling clients for capital improvements to our rigs to meet their requirements and the recognition of demobilization revenue for one international contract which expired in January 2021. Amortization of deferred revenues and costs were as follows (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Amortization of deferred revenues	$1,024	$2,705	$6,203
Amortization of deferred costs	659	1,876	4,786
Beginning in late March 2020, rather than terminating their contracts with us, certain of our clients elected to temporarily stack three of our rigs, placing them on an extended standby for a reduced revenue rate and the option to reactivate the rigs through the remainder of the contract term. In May 2020, one of our domestic clients elected to early terminate their contract with us and make an upfront early termination payment based on a per day rate for the respective remaining contract term, resulting in $1.6 million of revenues recognized in the Predecessor period. As of December 31, 2020, 16 of our 25 rigs are earning under daywork contracts, of which 6 are under domestic term contracts including 1 that is earning but not working, and 2 are international rigs which are currently on standby.
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
Disaggregation of Revenue
ASC Topic 606 requires disclosure of the disaggregation of revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We believe the disclosure of revenues by operating segment achieves the objective of this disclosure requirement. See Note 13, Segment Information, for the disaggregation of revenues by operating segment, which reflects the disaggregation of revenues by the type of services provided and by geography (international versus domestic).
Concentration of Clients
We derive a significant portion of our revenue from a limited number of major clients. While none of our clients individually accounted for more than 10% of our total revenues in either of the years ended December 31, 2020 or 2019, our drilling and production services provided to our top three clients accounted for approximately 19% and 18%, respectively, of our revenue.

5.    Property and Equipment
The following table presents the estimated useful lives and costs of our assets by class as of December 31, 2020 (amounts in thousands, except useful lives):

	Successor
	Lives	December 31, 2020
Drilling rigs and equipment	3 - 25	$136,982
Well servicing rigs and equipment	5 - 17	32,346
Wireline units and equipment	1 - 10	6,057
Vehicles	3 - 5	12,128
Buildings and improvements	2 - 40	2,702
Office equipment	3 - 5	478
Property and equipment not yet placed in service	0	1,207
Land	0	1,629
		$193,529
Due to the application of fresh start accounting, the carrying value of our property and equipment was reduced to the estimated fair value and a new historical cost basis was established at the Fresh Start Reporting Date, as described further in Note 3, Fresh Start Accounting.
Capital Expenditures — Capital additions during 2020 primarily related to routine expenditures that are necessary to maintain our fleets, while capital additions during 2019 also included the completion of construction on our 17th AC drilling rig which we deployed in March 2019, and various vehicle and ancillary equipment purchases and upgrades.
Assets Held for Sale — In April 2020, we closed our coiled tubing services business and placed all of our coiled tubing services assets as held for sale at June 30, 2020, which represents $3.3 million of our total assets held for sale at December 31, 2020. We have various other equipment designated as held for sale which is carried at fair value. When the net carrying value of an asset designated as held for sale exceeds its estimated fair value, which we estimate based on expected sales prices, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, we recognize the difference as an impairment charge.
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
Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continued to monitor potential indicators of impairment through December 31, 2020 and concluded that none of our reporting units are currently at risk of impairment.
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
6.     Leases
As a drilling and production services provider, we provide the drilling rigs and production services equipment which are necessary to fulfill our performance obligations and which are considered leases under ASU No. 2016-02, Leases, (together with its amendments, herein referred to as “ASC Topic 842”). However, ASU No. 2018-11, Leases: Targeted Improvements, allows lessors to (i) combine the lease and non-lease components of revenues when the revenue recognition pattern is the same and when the lease component, when accounted for separately, would be considered an operating lease, and (ii) account for the combined lease and non-lease components under ASC Topic 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component. We elected to apply this expedient and therefore recognize our revenues (both lease and service components) under ASC Topic 606, and present them as one revenue stream in our consolidated statements of operations.
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
We recognize rent expense on a straight-line basis, except for certain variable expenses which are recognized when the variability is resolved, typically during the period in which they are paid. Variable lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of office equipment (for example, copiers). The following table summarizes our lease expense recognized, excluding variable lease costs (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Long-term operating lease expense	$853	$1,080	$3,699
Short-term operating lease expense	3,370	4,456	15,187

The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Within 1 year	$1,069	$2,496
In the second year	985	1,933
In the third year	921	1,447
In the fourth year	874	1,117
In the fifth year	895	912
Thereafter	299	811
Total undiscounted lease obligations	$5,043	$8,716
Impact of discounting	(532)	(818)
Discounted value of operating lease obligations	$4,511	$7,898

Current operating lease liabilities	$889	$2,198
Noncurrent operating lease liabilities	3,622	5,700
	$4,511	$7,898
During 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $2.1 million.
The following table summarizes the weighted-average remaining lease term and discount rate associated with our long-term operating leases:

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	5.0	4.5
Weighted-average discount rate	4.5%	4.5%

7.     Debt
At December 31, 2019, our debt consisted of the following (amounts in thousands):

Predecessor
December 31, 2019
Term Loan	$175,000
Prepetition Senior Notes	300,000
475,000
Less unamortized discount	(1,869)
Less unamortized debt issuance costs	(5,432)
$467,699
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

As of December 31, 2020, the principal amount of our outstanding debt obligations, including those issued in payment of in-kind interest, were as follows (amounts in thousands):

Successor
December 31, 2020
Convertible Notes	132,763
Senior Secured Notes	77,439
Due to the application of fresh start accounting, our debt obligations were recognized at fair value on our consolidated balance sheet at the Fresh Start Reporting Date, as described further in Note 3, Fresh Start Accounting. Additionally, a portion of the fair value of our Convertible Notes is classified as equity, as described further below.
ABL Credit Facility
On the Effective Date, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million (the “ABL Credit Facility”) among us and substantially all of our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent, and on August 7, 2020, we entered into a First Amendment to the ABL Credit Facility (together, herein referred to as the “ABL Credit Facility”) which, among other things, reduced the maximum amount of the revolving credit agreement to $40 million.
Among other things, proceeds of loans under the ABL Credit Facility may be used to finance ongoing working capital and general corporate needs.
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
The ABL Credit Facility limits our annual capital expenditures to 125% of the budget set forth in the projections for any fiscal year and provides that if our availability plus pledged cash of up to $3 million falls below $6 million (15% of the maximum revolver amount), we will be required to comply with a fixed charge coverage ratio of 1.0 to 1.0, all of which is defined in the ABL Credit Facility. As of December 31, 2020, we had no borrowings and approximately $7.3 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at December 31, 2020, availability under the ABL Credit Facility was $15.9 million, which our access to would be subject to (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above and (ii) the requirement to maintain availability of at least $4.0 million, which may include up to $2.0 million of pledged cash.
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
We treat the issuance of new Convertible Notes for the payment of in-kind interest as an issuance of a new instrument that retains the original economics associated with the conversion option at inception, and therefore, the Convertible Notes issued in payment of in-kind interest are accounted for with their separate equity and liability components that are proportionally the same as the original issuance.
Senior Secured Notes
We entered into an indenture, dated as of the Effective Date, among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”) thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by substantially all of our existing domestic subsidiaries, which also guarantee our obligations under the ABL Credit Facility, (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors. We received net issuance proceeds of $75 million, which was net of the original issue discount of $3.1 million.
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
Having completed qualifying asset sales in the aggregate of $7.6 million, we commenced and completed offers to purchase $2.6 million in aggregate principal amount of the Senior Secured Notes in October and December 2020 in accordance with the Senior Secured Notes Indenture, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest through, but not including, the purchase date. We recognized loss on extinguishment of debt associated with these repayments of $0.2 million.
In December, we completed asset sales which required us to commence an offer to purchase another $0.2 million of Senior Secured Notes which is presented as a current liability in our consolidated balance sheet and for which the purchase will be funded through cash on hand, classified as “restricted cash” as of December 31, 2020. In January 2021, we completed additional qualifying asset sales totaling $0.5 million, and we completed an offer to purchase the aggregate $0.6 million principal amount of the Senior Secured Notes in February 2021, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

Successor Debt Issuance Costs and Discount
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

Successor
December 31, 2020
Unamortized discount on Convertible Notes (based on imputed interest rate of 20.9%)	$56,438
Unamortized discount on Senior Secured Notes (based on imputed interest rate of 13.2%)	2,733
Unamortized debt issuance costs	3,714
Predecessor Senior Secured Term Loan
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
Our obligations under the Term Loan were guaranteed by our wholly-owned domestic subsidiaries, and secured by substantially all of our domestic assets, in each case, subject to certain exceptions and permitted liens, and were not subject to compromise as defined by ASC Topic 852, Reorganizations.
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
Predecessor Senior Notes
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
The Senior Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our domestic subsidiaries. As a result of the Chapter 11 Cases, the Senior Notes ceased accruing interest as of the Petition Date, in accordance with the Plan, and were subsequently accounted for as liabilities subject to compromise in accordance with ASC Topic 852, Reorganizations.

8.     Income Taxes
The jurisdictional components of income (loss) before income taxes consist of the following (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Domestic	$(36,216)	$(98,773)	$(85,133)
Foreign	(6,824)	(7,238)	11,900
Loss before income taxes	$(43,040)	$(106,011)	$(73,233)
The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Current:
Federal	$(55)	$(67)	$(206)
State	88	86	663
Foreign	309	189	654
	342	208	1,111
Deferred:
State	(123)	(3,347)	729
Foreign	(3,035)	1,353	(11,169)
	(3,158)	(1,994)	(10,440)

Income tax benefit	$(2,816)	$(1,786)	$(9,329)
The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes consists of the following (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Expected tax benefit	$(9,038)	$(22,262)	$(15,379)
Valuation allowance:
Valuation allowance	2,579	10,623	12,638
Reversal of valuation allowance on foreign operations	—	—	(14,756)
State income taxes	(28)	73	614
Foreign currency translation loss (gain)	(891)	1,579	742
Net tax benefits and nondeductible expenses in foreign jurisdictions	(227)	(537)	940
GILTI tax	—	—	1,579
Stock-based compensation	—	1,449	595
Compensation expense nondeductible for tax purposes	784	—	1,684
Reorganization and restructuring costs	2,418	7,528	1,388
Convertible Notes interest and issuance costs	1,838	—	—
Other nondeductible expenses for tax purposes	(4)	190	575
Other, net	(247)	(429)	51
Income tax benefit	$(2,816)	$(1,786)	$(9,329)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax assets and liabilities were as follows (amounts in thousands):

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$82,901	$110,834
Intangibles	7,653	12,145
Interest expense deduction limitation carryforward	3,200	6,649
Employee stock-based compensation	63	3,124
Employee benefits and insurance claims accruals	866	2,422
Operating lease liabilities	1,027	1,832
Accounts receivable reserve	278	187
Inventory	918	202
Accrued expenses	451	233
Deferred revenue	—	124
	97,357	137,752
Valuation allowance	(74,676)	(59,842)

Deferred tax liabilities:
Property and equipment	(9,816)	(68,694)
Operating lease assets	(998)	(1,686)
Unbilled revenue	(68)	(407)

Net deferred tax assets	$11,799	$7,123
As described in Note 2, Emergence from Voluntary Reorganization under Chapter 11, in accordance with the Plan, our Prepetition Senior Notes were exchanged for shares of our new common stock. Absent an exception, a debtor recognizes cancellation of debt income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code (IRC) provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the amount of CODI for federal income tax purposes is approximately $229 million, which reduced the value of our net operating losses by an equal amount. The reduction of net operating losses was fully offset by a corresponding decrease in the valuation allowance.
Upon our emergence from Chapter 11, we underwent an ownership change, as defined in the IRC, which will result in future annual limitations on the usage of our remaining domestic net operating losses. The majority of our remaining domestic net operating losses will begin to expire in 2030, while losses generated after 2017 are carried forward indefinitely but are limited in usage to 80% of taxable income beginning in 2021. The majority of our foreign net operating losses are carried forward indefinitely, but losses generated after 2016 are carried forward for 12 years and will begin to expire in 2029.
We provide a valuation allowance when it is more likely than not that some portion of our deferred tax assets will not be realized. We evaluated the impact of the reorganization, including the change in control, resulting from our bankruptcy emergence and determined it is more likely than not that we will not fully realize future income tax benefits related to our domestic net deferred tax assets based on the annual limitations that impact us, historical results, and expected market conditions known on the date of measurement.
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

We have no unrecognized tax benefits relating to ASC Topic 740 and no unrecognized tax benefit activity during the year ended December 31, 2020. We record interest and penalty expense related to income taxes as interest and other expense, respectively. At December 31, 2020, no interest or penalties have been or are required to be accrued. Our open tax years are 2017 and forward for our federal and most state income tax returns in the United States and 2015 and forward for our income tax returns in Colombia. Net operating losses generated in years prior to our open years and carried forward are available for adjustment and subject to the statute of limitation provisions of such year when the net operating losses are utilized.
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
9.     Fair Value of Financial Instruments
The FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchical framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. Currently, our financial instruments consist primarily of cash and cash equivalents, trade and other receivables, trade payables and long-term debt. The carrying value of cash and cash equivalents, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. As a result of the application of fresh start accounting, and subsequent stability in the market for energy bonds, we estimate that the carrying value of our long-term debt approximates fair value.
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

The following presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations (amounts in thousands, except per share data):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Numerator:
Net loss (numerator for basic EPS)	$(40,224)	$(104,225)	$(63,904)
Interest expense on Convertible Notes, net of tax	—	—	—
Numerator for diluted EPS, if-converted method	(40,224)	(104,225)	(63,904)

Denominator:
Weighted-average shares (denominator for basic EPS)	1,117	78,968	78,423
Potentially dilutive shares issuable from Convertible Notes, if-converted method	—	—	—
Potentially dilutive shares issuable from outstanding stock-based compensation awards, treasury stock method	—	—	—
Denominator for diluted EPS	1,117	78,968	78,423
Loss per common share - Basic	$(36.01)	$(1.32)	$(0.81)
Loss per common share - Diluted	$(36.01)	$(1.32)	$(0.81)
Potentially dilutive securities excluded as anti-dilutive	9,782	4,517	4,842
11.    Stock-Based Compensation Plans
Our stock-based award plan is administered by the Compensation Committee of our Board of Directors, which selects persons eligible to receive awards and determines the number, terms, conditions, and other provisions of the awards.
We recognize compensation cost for our stock-based compensation awards based on the fair value estimated in accordance with ASC Topic 718, Compensation—Stock Compensation, and we recognize forfeitures when they occur. For awards with graded vesting, we recognize compensation expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The following summarizes our stock-based compensation expense recognized, by award type, and the compensation expense (benefit) recognized for phantom stock unit awards (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Stock option awards	$—	$9	$137
Restricted stock awards	1,249	202	504
Restricted stock unit awards	—	341	2,129
	$1,249	$552	$2,770

Phantom stock unit awards	$—	$—	$(112)
Predecessor Awards
Prior to the Effective Date, we had various outstanding stock option, restricted stock, and restricted stock unit (RSU) awards, as well as phantom stock unit awards which were classified as liability awards under ASC Topic 718, Compensation—Stock Compensation. Certain of these awards were subject to performance and market conditions, and as a result, their fair values were measured using either the Black-Scholes pricing model or the Monte Carlo simulation model with inputs that are defined as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures. Upon our emergence from the Chapter 11 Cases in May 2020, all unvested equity-based incentive compensation awards vested in full and settled in shares of our new post-emergence common stock at the conversion rate of 0.0006849838 new shares for each existing share, resulting in $0.7 million of accelerated compensation expense which was included in reorganization costs in the Predecessor period, as described further in Note 2, Emergence from Voluntary Reorganization under Chapter 11.
Successor Awards
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
In July 2020, we issued to our former Chief Executive Officer in connection with his resignation 90,000 shares of restricted stock, which vested immediately upon issuance and converted to shares of our common stock with an aggregate fair value of $1.0 million. In December 2020, we granted 509,039 restricted stock awards, which will vest over a three-year period. When restricted stock awards are granted, shares of our common stock are considered issued, but subject to certain restrictions. The weighted-average grant-date fair value per share of restricted stock awards granted during the Successor period was $10.81, based on the price of our common stock estimated by third-party specialists using a discounted cash flow model with inputs that are defined as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures. As of December 31, 2020, the aggregate unrecognized compensation cost to be recognized for our outstanding awards is $5.2 million with a weighted-average period remaining of 1.9 years.
At December 31, 2020, the total shares available for future grants to employees and directors under the Employee Incentive Plan were 599,035.
12.    Employee Benefit Plans and Insurance
We maintain a 401(k) retirement plan for our eligible employees. Under this plan, we may make a matching contribution, on a discretionary basis, equal to a percentage of each eligible employee’s annual contribution, which we determine annually. In response to the downturn in our industry, matching contributions were suspended from July 2020 to January 2021. Our matching contributions were as follows (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Matching contributions	$114	$1,473	$5,277
We use a combination of self-insurance and third-party insurance for various types of coverage. We are self-insured for up to $500,000 per incident for all workers’ compensation claims submitted by employees for on-the-job injuries. We accrue our workers’ compensation claim cost estimates using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing. We maintain a self-insurance program for major medical and hospitalization coverage for employees and their dependents, which is partially funded by employee payroll deductions. We have a maximum health insurance liability of $225,000 per covered individual per year, while amounts in excess of this maximum are covered under a separate policy provided by an insurance company. We have provided for reported claims costs as well as incurred but not reported medical costs in the accompanying consolidated balance sheets. We have a deductible of $250,000 per occurrence under our auto liability insurance, and we have a $500,000 self-insured retention and an additional aggregate deductible of $500,000 under our general liability insurance as well as an annual aggregate deductible of $1,000,000 on the first layer of excess coverage.

Accrued insurance premiums and deductibles related to our estimate of the self-insured portion of costs associated with our health, workers’ compensation, general liability and auto liability insurance are as follows (amounts in thousands):

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Workers’ compensation	$1,976	$3,269
Health insurance	646	1,282
General liability and auto liability	1,306	1,389
	$3,928	$5,940
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
13.    Segment Information
As of December 31, 2020, we have four operating segments, comprised of two drilling services business segments (domestic and international drilling) and two production services business segments (well servicing and wireline services), which reflects the basis used by management in making decisions regarding our business for resource allocation and performance assessment, as required by ASC Topic 280, Segment Reporting. In April 2020, we closed our coiled tubing services business and placed all of our coiled tubing services assets as held for sale at June 30, 2020. Historical financial information for our coiled tubing services business, which had previously been presented as a separate operating segment, continues to be presented in the following tables as a component of continuing operations.
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
The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Revenues:
Domestic drilling	$44,205	$53,341	$151,769
International drilling	12,220	15,928	88,932
Drilling services	56,425	69,269	240,701
Well servicing	30,739	31,947	115,715
Wireline services	16,710	35,543	172,931
Coiled tubing services	—	5,611	46,445
Production services	47,449	73,101	335,091
Consolidated revenues	$103,874	$142,370	$575,792

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Operating costs:
Domestic drilling	$26,846	$33,101	$92,183
International drilling	9,529	13,676	65,007
Drilling services	36,375	46,777	157,190
Well servicing	24,325	26,877	83,461
Wireline services	17,090	31,836	151,145
Coiled tubing services	408	8,557	39,557
Production services	41,823	67,270	274,163
Consolidated operating costs	$78,198	$114,047	$431,353

Gross margin:
Domestic drilling	$17,359	$20,240	$59,586
International drilling	2,691	2,252	23,925
Drilling services	20,050	22,492	83,511
Well servicing	6,414	5,070	32,254
Wireline services	(380)	3,707	21,786
Coiled tubing services	(408)	(2,946)	6,888
Production services	5,626	5,831	60,928
Consolidated gross margin	$25,676	$28,323	$144,439

Identifiable Assets:
Domestic drilling (1)	$145,916	$158,283	$347,036
International drilling (1) (2)	44,229	49,611	60,026
Drilling services	190,145	207,894	407,062
Well servicing	44,138	49,388	116,473
Wireline services	21,182	23,948	71,887
Coiled tubing services	3,491	6,336	30,834
Production services	68,811	79,672	219,194
Corporate	55,474	65,057	47,698
Consolidated identifiable assets	$314,430	$352,623	$673,954

Depreciation and amortization:
Domestic drilling	$14,363	$18,058	$43,162
International drilling	7,575	2,144	5,665
Drilling services	21,938	20,202	48,827
Well servicing	8,023	7,820	19,894
Wireline services	3,320	5,088	14,772
Coiled tubing services	—	2,164	6,447
Production services	11,343	15,072	41,113
Corporate	332	373	944
Consolidated depreciation	$33,613	$35,647	$90,884

Capital Expenditures:
Domestic drilling	$4,327	$3,862	$17,889
International drilling	474	1,273	4,812
Drilling services	4,801	5,135	22,701
Well servicing	649	1,918	10,185
Wireline services	320	1,684	5,907
Coiled tubing services	—	166	4,736
Production services	969	3,768	20,828
Corporate	—	21	1,300
Consolidated capital expenditures	$5,770	$8,924	$44,829
(1)    Identifiable assets for our drilling segments include the impact of a $28.4 million and $36.1 million intercompany balance, as of December 31, 2020 and 2019, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).
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
The following is a reconciliation of consolidated gross margin of our segments reported above to loss from operations as reported on the consolidated statements of operations (amounts in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2020	Five Months Ended May 31, 2020	Year Ended December 31, 2019
Consolidated gross margin	$25,676	$28,323	$144,439
Depreciation and amortization	(33,613)	(35,647)	(90,884)
General and administrative	(24,055)	(22,047)	(91,185)
Prepetition restructuring charges	—	(16,822)	—
Impairment	(742)	(17,853)	(2,667)
Bad debt (expense) recovery, net	227	(1,209)	79
Gain on dispositions of property and equipment, net	6,132	989	4,513
Loss from operations	$(26,375)	$(64,266)	$(35,705)
14.    Commitments and Contingencies
In connection with our operations in Colombia, our foreign subsidiaries routinely obtain bonds for bidding on drilling contracts, performing under drilling contracts, and remitting customs and importation duties. Based on historical experience and information currently available, we believe the likelihood of demand for payment under these bonds and guarantees is remote.
In February 2021, we received a $2.5 million assessment from the Colombian tax and customs authority related to an administrative delay in documentation provided for one of our drilling rigs. After evaluating the assessment with our customs advisors, we do not believe that it is probable that we will be required to pay the customs duty assessment.
We are routinely subject to various states’ sales and use tax audits. As of December 31, 2020 and 2019, our accrued liability was $0.9 million and $2.0 million, respectively, based on our estimate of the indirect tax obligations. During 2020, we finalized a number of audits with the state of Texas and directly paid the amount of additional tax due, resulting in a reduction of our accrued liability. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more potential audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position, but because of the aforementioned uncertainty, an estimate of the possible loss or range of loss from adverse audit results cannot reasonably be made.
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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Pioneer Energy Services Corp.’s management assessed the effectiveness of Pioneer Energy Services Corp.’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we have concluded that, as of December 31, 2020, Pioneer Energy Services Corp.’s internal control over financial reporting was effective based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Pioneer Energy Services Corp. included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Pioneer Energy Services Corp.’s internal control over financial reporting as of December 31, 2020. This report is included in Item 8, Financial Statements and Supplementary Data.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2021 Annual Meeting of Shareholders. We intend to file that definitive proxy statement with the SEC on or about April 28, 2021 (and, in any event, not later than 120 days after the end of the fiscal year covered by this report).
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please see the information appearing in the proposal for the election of directors and under the headings “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 10 requires.
ITEM 11.EXECUTIVE COMPENSATION
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 11 requires.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Please see the information appearing under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 12 requires.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 13 requires.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Please see the information appearing in the proposal for the ratification of the appointment of our independent registered public accounting firm in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 14 requires.

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

3.1*	-	Certificate of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Specimen Common Stock Certificate (New Common Stock) (Form 8-A/A dated June 5, 2020 (File No. 1-8182, Exhibit 4.4)).

4.2**	-	Description of Securities (New Common Stock)

4.3*	-	Convertible Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.1)).

4.4*	-	Convertible Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.2)).

4.5*	-	Senior Secured Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.3)).

4.6*	-	Senior Secured Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.4)).

4.7*	-	Registration Rights Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.3)).

4.8**	-	First Supplemental Indenture, dated March 3, 2021

10.1*	-	ABL Credit Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.1)).

10.2*	-	Intercreditor Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.2)).

10.3*	-	Pioneer Energy Services Corp. 2020 Employee Incentive Plan (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.4)).

10.4*	-	Pioneer Energy Services Corp. Key Executive Severance Plan (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.5)).

10.5*	-
First Amendment to ABL Credit Agreement, dated as of August 7, 2020, by and among Pioneer Energy Services Corp., certain of its subsidiaries party thereto, the several lenders party thereto, and PNC Bank, National Association, as administrative agent (Form 8-K dated August 7, 2020 (File No. 1-8182, Exhibit 10.1)).

10.6*+	-	Consulting Agreement, dated as of July 17, 2020, by and between Pioneer Energy Services Corp. and Matthew S. Porter (Form 8-K dated July 22, 2020 (File No. 1-8182, Exhibit 10.1)).

Exhibit Number		Description
10.7*+	-	Separation Agreement and Release, dated as of July 17, 2020, by and between Pioneer Energy Services Corp. and Wm. Stacy Locke (Form 8-K dated July 22, 2020 (File No. 1-8182, Exhibit 10.2)).

10.8*+	-	Extension of Consulting Agreement, dated as of October 14, 2020, by and between Pioneer Energy Services Corp. and Matthew S. Porter (Form 8-K dated October 14, 2020 (File No. 1-8182. Exhibit 10.1)).

10.9+*	-	Employment Letter, effective January 7, 2009, from Pioneer Drilling Company to Lorne E. Phillips (Form 8-K dated January 14, 2009 (File No. 1-8182, Exhibit 10.1)).

10.10+*	-	Employment Letter, effective May 13, 2012, from Pioneer Drilling Company to Brian L. Tucker (Form 10-Q dated April 29, 2016 (File No. 1-8182, Exhibit 10.1)).

10.11*	-	Restructuring Support Agreement, by and among the Pioneer RSA Parties and the Consenting Creditors (Form 8-K dated February 28, 2020 (File No. 1-8182, Exhibit 10.1)).

10.12*	-	Backstop Commitment Agreement, by and among Pioneer Energy Services Corp. and the Commitment Parties (Form 8-K dated February 28, 2020 (File No. 1-8182, Exhibit 10.2)).

10.13+**	-	Pioneer Energy Services Corp. 2020 Equity Incentive Plan Form of Restricted Stock Award Agreement

21.1**	-	Subsidiaries of Pioneer Energy Services Corp.

23.1**	-	Consent of Independent Registered Public Accounting Firm.

31.1**	-	Certification by Matthew S. Porter, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Matthew S. Porter, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	-	Inline XBRL Taxonomy Extension Schema Document

101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

March 5, 2021	/S/ MATTHEW S. PORTER
Matthew S. Porter Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CHARLIE THOMPSON	Chairman	March 5, 2021
Charlie Thompson
/S/ MATTHEW S. PORTER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2021
Matthew S. Porter
/S/ LORNE E. PHILLIPS	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2021
Lorne E. Phillips
/S/ DAVID COPPÉ	Director	March 5, 2021
David Coppé
/S/ JOHN JACOBI	Director	March 5, 2021
John Jacobi