Form 10-K/A
period 2020-12-31
PIONEER ENERGY SERVICES CORP
filed 2021-04-30
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________________________________________________________________________

FORM 10-K/A
Amendment No. 1
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑   No  ☐
As of April 27, 2021, there were 1,843,641 shares of common stock, par value $0.10 per share, of the registrant issued and outstanding.

1

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Pioneer Energy Services Corp. ("Pioneer," "Company," "we," "us," and "our") for the year ended December 31, 2020 that was originally filed with the U.S. Securities and Exchange Commission ("SEC") on March 5, 2021 (the "Original Filing"). The purpose of this Amendment is to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.
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
On March 1, 2020, we filed voluntary petitions for reorganization under title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On May 11, 2020, the Bankruptcy Court confirmed the plan of reorganization (the “Plan”) that was filed with the Bankruptcy Court on March 2, 2020, and on May 29, 2020 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied, and we emerged from Chapter 11.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Upon our emergence from Chapter 11 on May 29, 2020, the previously serving independent directors of the Board (Messrs. Burkhardt, Rauh, Thompson and Urban, and Ms. Morytko) ceased to serve on our Board and four new independent directors were appointed; however, Mr. Porter is currently a non-independent director as he was appointed to serve as our President and Chief Executive Officer effective January 1, 2021. The following sets forth information about our directors as of April 30, 2021:

Name	Age	Position with Pioneer
Charlie Thompson	59	Independent Director and Chairman
Matthew S. Porter	44	President, Chief Executive Officer and Director
David Coppé	49	Independent Director
John Jacobi	67	Independent Director
Charlie Thompson, Chairman
Mr. Thompson currently serves as chairman of the board and chief executive officer at Nuverra Environmental Solutions, a middle market oilfield water logistics company. Mr. Thompson founded PinHigh Capital Partners, a Houston-based family office affiliated investment partnership with a focus on private oil service and exploration and production investments. Previously, Mr. Thompson spent two years at Nomura Securities building the oil and gas investment banking business, and from 2004 to 2014 he was an original partner of Legacy Partners Group. Mr. Thompson holds a Bachelor's Degree in Geology from Williams College and attended Columbia Business School.
Matthew S. Porter
Mr. Porter is a founding partner at Activos, LLC, a consulting company in the domestic and international oilfield service industry and Allied Industrial Partners, an investment firm that focuses on investments in manufacturing, distribution, energy and industrial service companies. Previously, he was a chief executive officer, president and director at Xtreme Drilling Corp. and chief financial officer at Bronco Drilling Company. He started his career at BOK Financial Corp. as a portfolio manager. Mr. Porter received his Master of Business Administration degree and Bachelor's Degree in Business Administration from University of Oklahoma.
David Coppé
Mr. Coppé currently serves on the board of Legacy Reserves Inc., an oil and gas producer focused on horizontal development in the Permian basin. He also serves on the board of RDV Resources (f/k/a Sheridan I). Mr. Coppé served as director and head of energy, private equity of Caisse de Dépôt et Placement du Québec from March 2017 until March 2019. Mr. Coppé was also a co-founder and partner at Cadent Energy Partners, LLC, an energy-focused private equity firm, and chief executive officer of Probe Holdings, Inc., an independent manufacturer of wireline and downhole equipment for oil and gas wells. He started his career as a field engineer for Schlumberger and also worked for Goldman Sachs. Mr. Coppé received a Master of Business Administration degree from Massachusetts Institute of Technology and a Mechanical Engineering degree from the University of Louvain, Belgium.
John Jacobi
Mr. Jacobi currently serves on the board of Oasis Petroleum, an independent exploration and production company, chairing its compensation committee and serving on its nominating, environmental, social & governance committee. He also founded Javelin Energy Partners, LLC in June of 2020 and serves as its chief executive officer and president. Mr. Jacobi began his full-time employment in the energy business in 1981 working for Woolf & Magee Inc., a drilling, exploration and production company. In 1991, Mr. Jacobi co-founded Jacobi-Johnson Energy, Inc., an independent oil and gas producer, and served as its president focusing on acquisitions in the Ark-La-Tex and Gulf Coast Basins. In 1998, Jacobi-Johnson Energy, Inc. was sold to EXCO Resources, where Mr. Jacobi served as vice president of business development and marketing and led the acquisition efforts on transactions valued at approximately $8 billion. In June 2013, Mr. Jacobi co-founded Covey Park Energy, Inc., again focusing on acquisitions and served as its co-chief executive officer. Covey Park Energy, Inc. was sold to Comstock Resources in July 2019, where he served as a director until August 2020.

Executive Officers
Certain information concerning our executive officers as of April 30, 2021 is set forth below:

Name	Age	Position with Pioneer
Matthew S. Porter	44	President, Chief Executive Officer and Director
Lorne E. Phillips	50	Executive Vice President and Chief Financial Officer
Brian L. Tucker	47	Executive Vice President and Chief Operating Officer
Bryce T. Seki	44	Vice President, General Counsel, Secretary and Compliance Officer
Matthew S. Porter
Matthew S. Porter was appointed as a director of our Board upon our emergence from Chapter 11 in May 2020. In July 2020, he was appointed our Interim Chief Executive Officer under a consulting arrangement until January 1, 2021 when he was appointed our President and Chief Executive Officer, at which time he also became an employee of Pioneer. He currently serves as a non-independent director of our Board. Mr. Porter is also a founding partner at Activos, LLC, a consulting company in the domestic and international oilfield service industry and Allied Industrial Partners, an investment firm that focuses on investments in manufacturing, distribution, energy and industrial service companies. Previously, he was a chief executive officer, president and director at Xtreme Drilling Corp. and chief financial officer at Bronco Drilling Company. He started his career at BOK Financial Corp. as a portfolio manager. Mr. Porter received his Master of Business Administration degree and Bachelor's Degree in Business Administration from University of Oklahoma.
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
Brian L. Tucker
Brian L. Tucker was appointed President of our Drilling Services Business in 2015 before assuming the role of President of Drilling and Well Servicing in 2018 and then Chief Operating Officer effective January 1, 2019. Since joining Pioneer in 2012, Mr. Tucker has served as our Senior Vice President over the Appalachia, Utah and North Dakota drilling divisions. Prior to joining Pioneer, Mr. Tucker was a Vice President for Helmerich and Payne (H&P) managing the South Texas operations from 2010 to 2012. From 2004 to 2010, Mr. Tucker served as drilling engineer and operations manager for the Barnett Shale, South Texas and West Texas operations for H&P. Mr. Tucker served eight years as an officer in the U.S. Army, is a West Point graduate with a Bachelor of Science in Systems Engineering, and completed the Harvard Business School Advanced Management Program in 2014. He currently serves on the board of directors of the nonprofit organization, Catholic Charities Archdiocese of San Antonio.
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

Director Independence
Even though our shares of common stock are not currently listed on the NYSE, our Board continues to refer to the director independence standards adopted by the NYSE, as well as the SEC's additional standards for audit committee members and compensation committee members, in making determinations of independence. Our Board has affirmatively determined that all of our current directors are independent under the applicable NYSE and SEC standards, other than Mr. Porter, who as our President and Chief Executive Officer, is an employee of Pioneer. There are no family relationships of first cousin or closer among our directors or officers by blood, marriage or adoption. Our Board also determined that all members of the Audit Committee and CNG Committee are independent under applicable NYSE and Exchange Act Rules for purposes of each committee on which they serve. Each member of the Audit Committee is an "audit committee financial expert," as defined by the SEC.
Board Structure and Nominations Process
The Company, with the oversight of the Board of Directors and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards.
Independent Committees of the Board
Prior to July 31, 2020, the Board had three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. On July 31, 2020, our new Board modified the committees of the Board by combining the Compensation Committee and the Nominating and Corporate Governance Committee into the newly-created Compensation, Nominating and Governance (CNG) Committee. Each of our independent directors (Messrs. Thompson, Coppé and Jacobi) serves on both the Audit and CNG Committees. Each of the committees is governed by a written charter, which you may access and print from our website at www.pioneeres.com.
Director Nomination Policy
The CNG Committee considers candidates for Board membership suggested by its members and other Board members, as well as by management and securityholders. The committee may also retain a third-party executive search firm to identify candidates from time to time. Any director nominee (except the Chief Executive Officer) must satisfy the independence requirements of The Nasdaq Global Market, The Nasdaq Global Select Market, and The New York Stock Exchange.
Securityholders wishing to suggest a qualified candidate should submit the recommendation in writing to the CNG Committee in care of our Corporate Secretary at 1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209. Any securityholder wishing to submit a director candidate for consideration should send the following information to the Corporate Secretary:
•a reasonably detailed description of any compensatory, payment or other financial agreement, arrangement or understanding that such candidate has with any other person or entity other than the Company including the amount of any payment or payments received or receivable thereunder, in each case in connection with candidacy or service as a director of the Company;
•a completed director questionnaire containing information regarding the nominee’s background and qualifications and such other information as may reasonably be required by the Company to determine the eligibility of the proposed nominee to serve as a director of the Company;
•a written representation that, unless previously disclosed to the Company, the nominee is not and will not become a party to any voting agreement, arrangement or understanding with any person or entity as to how such nominee, if elected as a director, will vote on any issue that could interfere with such person’s ability to comply, if elected as a director, with his/her fiduciary duties under applicable law;
•a written representation and agreement that, unless previously disclosed to the Company, the nominee is not and will not become a party to any third-party compensation arrangement;
•a written representation that, if elected as a director, such nominee would be in compliance and will continue to comply with the Company’s corporate governance guidelines, as amended from time to time; and
•    all other information, if any, relating to the securityholder recommending the director candidate and the director candidate which Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder would require Pioneer or such securityholder to disclose in a proxy statement or in any other filing in connection with solicitations of proxies for an election of directors.
Once a prospective director candidate has been identified, the CNG Committee makes the initial determination as to whether to conduct a full evaluation of the candidate. This initial determination is based on the information provided to the committee with the recommendation of the prospective director candidate, as well as the committee’s own knowledge of the prospective director candidate, which may be supplemented by inquiries to the person making the recommendation or others. If the committee determines that additional consideration is warranted, it may ask a third-party search firm to gather additional information about the candidate’s background and experience and to report its findings to the committee. The committee then evaluates the prospective director candidate by considering, in addition to the criteria set forth in our bylaws, each candidate’s personal and professional integrity, experience, skills, ability and willingness to devote the time and effort necessary to be an effective Board member, and commitment to acting in our shareholders’ and our best interests. Consideration is also given to members of the Board having an appropriate mix of background and skills.
Although we do not have a formal diversity policy in place for the director nomination process, the Board recognizes that diverse candidates with appropriate and relevant skills and experience contribute to the depth and diversity of perspective in the boardroom. An important factor in our CNG Committee’s consideration and assessment of a director candidate is the diversity of background, professional experience, training, education, gender, age, ethnicity, and culture of such candidate. The CNG Committee strives to nominate director candidates with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee the Company’s business.
The same criteria apply with respect to the CNG Committee’s evaluation of all candidates for membership to our Board, including candidates recommended by securityholders. However, additional procedures will apply, as provided in our bylaws, if a securityholder wishes to submit at an annual meeting a director candidate who is not approved by our CNG Committee or our Board.
Any securityholder desiring to nominate a director at an annual meeting of securityholders must provide timely notice to the Company of such nomination in the form provided by our bylaws. See our bylaws for a description of the required form and content of this notice. To be timely, such notice must ordinarily be delivered to our principal executive offices (Attention: Corporate Secretary), at the address set forth above, not less than 120 days nor more than 150 days prior to the first anniversary date of the preceding year’s annual securityholder meeting or such proposal will be considered untimely. However, in the event that the date of the pending annual meeting of securityholders is more than 30 days before or more than 70 days after the first anniversary of the previous year’s annual meeting of securityholders, then such notice must be received no earlier than 120 days prior to such annual meeting and not later than the close of business on the 70th day prior to the pending annual meeting of securityholders or the 10th day following the day on which public announcement of the date of such annual meeting of securityholders is first made by the Company. The foregoing time limits also apply in determining whether notice is timely for purposes of rules adopted by the SEC relating to the exercise of discretionary voting authority.
Any securityholder desiring a copy of our bylaws will be furnished one without charge upon written request to the Corporate Secretary at 1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that satisfies the SEC’s definition of a “Code of Ethics” and applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller. All of the Company’s corporate governance materials, including the Code of Business Conduct and Ethics, the Corporate Governance Guidelines, and our Board committee charters are posted on the Company’s website at www.pioneeres.com and are also available without charge upon request to the Company’s Corporate Secretary. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.EXECUTIVE COMPENSATION
We are considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the most recently completed two fiscal years, for the individuals serving as our principal executive officer during the last completed fiscal year and our two other most highly compensated executive officers at the end of the last completed fiscal year. We refer to these individuals below as our “named executive officers” for the year ended December 31, 2020.

2020 Summary Compensation Table
The following table presents information concerning compensation for all services rendered to us by our named executive officers, in all capacities, during the fiscal years ended December 31, 2020 and 2019:

Name and Principal Position	Year	Salary	Bonus(3)	Stock Awards(4)	Non-Equity Incentive Plan Compen- sation(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compen- sation(7)	Total
Matthew S. Porter(1), Director, President, and Chief Executive Officer	2020	—	—	—	—	—	$249,069	$249,069
Wm. Stacy Locke(2), Former Director, President and Chief Executive Officer	2020	$382,610	—	$972,900	—	—	$2,404,893	$3,760,403
	2019	$798,943	$3,519,500	$1,551,881	$628,524	—	$12,974	$6,511,822
Lorne E. Phillips, Executive Vice President and Chief Financial Officer	2020	$350,192	—	$971,343	—	—	$158,516	$1,480,051
	2019	$414,615	$1,467,396	$616,263	$247,644	—	$11,432	$2,757,350
Brian L. Tucker, Executive Vice President and Chief Operating Officer	2020	$337,534	—	$971,343	—	—	$143,040	$1,451,917
	2019	$399,519	$1,330,117	$562,450	$210,214	—	$11,432	$2,513,732
(1)    Mr. Porter was appointed as a director of our Board upon our emergence from Chapter 11 on May 29, 2020. Effective July 17, 2020, he was appointed Interim Chief Executive Officer, and effective January 1, 2021, he was appointed President and Chief Executive Officer.
(2)    Mr. Locke resigned from his positions as Director, President, and Chief Executive Officer effective July 17, 2020.
(3)    These amounts include (i) $761,000, $230,833, and $208,867 for Messrs. Locke, Phillips, and Tucker, respectively, representing the aggregate of three installments of the vested portions of the long-term cash incentive awards granted during 2016, 2017 and 2018, which vested in three equal annual installments following the date of grant subject to the named executive officer's continued service through the vesting date; provided that in connection the named executive officers' receipt of the one-time special incentive bonus in September 2019, the named executive officers forfeited their right to receive any further unvested installments of the long-term cash incentive awards granted under our previous Amended and Restated 2007 Incentive Plan ("the 2007 Incentive Plan"), (ii) the one-time retention bonus of $1,200,000, $622,500, and $600,000 for Messrs. Locke, Phillips, and Tucker, respectively, granted in September 2019, and (iii) the one-time special incentive bonus of $1,558,500, $614,063, and $521,250 for Messrs. Locke, Phillips, and Tucker, respectively, granted in September 2019.
(4)    Except for Mr. Locke, for 2020, these amounts reflect the aggregate grant date fair value of 89,856 shares of restricted stock granted to each of Messrs. Phillips and Tucker in December 2020 under the Pioneer Energy Services Corp. 2020 Employee Incentive Plan (the "2020 Employee Incentive Plan"), which will vest annually in one-third increments on December 1, 2021, 2022 and 2023. For Mr. Locke, the amount for 2020 reflects the grant date fair value of 90,000 shares of restricted stock granted upon his resignation in July 2020 which, although vested, will remain restricted until twelve months from the grant date, provided Mr. Locke complies with certain restrictive non-competition and non-solicitation covenants during such twelve month period. The grant date fair value of the restricted stock awards is computed in accordance with ASC Topic 718, Stock Compensation.
For 2019, these amounts reflect the aggregate grant date fair value of the (i) time-based restricted stock units of $343,566, $136,432, and $188,988 for Messrs. Locke, Phillips, and Tucker, respectively, (ii) time-based phantom stock units of $291,682, $115,831, and $90,151 for Messrs. Locke, Phillips, and Tucker, respectively, and (iii) performance-based phantom stock units of $916,633, $364,000, and $283,311 for Messrs. Locke, Phillips, and Tucker, respectively, each of which were granted under our 2007 Incentive Plan during 2019 to the respective named executive officers. The grant date fair values of the performance-based phantom stock units are based on the target performance level, and are consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC Topic 718, Stock Compensation. For a discussion of valuation assumptions, see Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2019. Upon our emergence from Chapter 11 on May 29, 2020, all unvested equity-based incentive compensation awards vested in full and settled in shares of our new post-emergence common stock at the conversion rate of 0.0006849838 new shares for each existing share. The aggregate grant date fair value of the performance-based phantom stock units granted in 2019, assuming the highest level of performance conditions were achieved, would be as follows:

Name	2019
Wm. Stacy Locke	$1,551,881
Lorne E. Phillips	$616,263
Brian L. Tucker	$562,450
(5)    The amounts reported for 2019 reflect the quarterly cash incentive award earned under our 2019 Employee Incentive Plan in the fourth quarter of 2019 but paid in 2020.
(6)    Earnings on nonqualified deferred compensation are not included as they are not above-market or preferential earnings.

(7)    The amounts shown in the “All Other Compensation” column for 2020 are presented in the table below. With the exception of excess compensation on the acquisition of our Convertible Notes, all of the amounts reflected in the below table were valued based on the Company's direct costs.

Name	401K Matching Contributions	Life Insurance Premiums	Petroleum Club Dues	Severance(a)	Consulting and directorship services(b)	Use of Company Car	Compensation from Convertible Notes acquisition(c)	Total
Matthew S. Porter	—	—	—	—	$245,435	$3,634	—	$249,069
Wm. Stacy Locke	$10,600	$485	$1,277	$1,735,948	—	—	$656,583	$2,404,893
Lorne E. Phillips	$8,659	$828	—	—	—	—	$149,029	$158,516
Brian L. Tucker	$6,623	$825	—	—	—	—	$135,592	$143,040
(a)    As further described in the section entitled "Mr. Locke's Separation Agreement and Release" in the Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End Table, amount includes: (i) cash severance of $1,654,375; (ii) accrued and unused vacation of $52,377; and (iii) the cost of post-employment life and medical insurance coverage for 12 and 18 months, respectively, totaling $29,196.
(b)    Amount includes: (i) compensation for services Mr. Porter provided as a non-employee director during 2020 totaling $53,500, which was paid in accordance with the approved non-employee director fees outlined in the section titled "Director Compensation", and which includes the reduction approved by the CNG Committee in April 2021 to exclude the $40,000 deferred portion and to exclude the $20,000 restoration of the "hardship reduction" such that Mr. Porter's total board member compensation is equal to the amount that was paid in cash during 2020, and (ii) compensation for consulting services Mr. Porter provided as our Interim Chief Executive Officer from his appointment on July 17, 2020 through December 31, 2020 totaling $191,935. On December 31, 2020, our Board appointed Mr. Porter as our President and Chief Executive Officer, effective January 1, 2021, at which time his consulting agreement terminated, and, as an employee of the Company as of such date, we no longer compensate Mr. Porter for his services as a director.
(c)    Prior to filing for voluntary reorganization under Chapter 11 in March 2020, we entered into a backstop commitment agreement with some of our previous creditors as well as some of our executive officers pursuant to which these parties committed to backstop the issuance of new Convertible Notes upon our emergence from Chapter 11. As consideration for this commitment, we compensated these parties with a commitment premium, settled in the form of additional new Convertible Notes. Upon our emergence from Chapter 11, the Convertible Notes were issued at a discount to the purchasers. Therefore, amounts in this column represent compensation associated with the excess of the fair value of the Convertible Notes over the amount paid by the respective named executive officer. The fair value of Convertible Notes was estimated upon our application of fresh start accounting in accordance with ASC Topic 852, Reorganizations.
2020 Outstanding Equity Awards at Fiscal Year End
Upon our emergence from Chapter 11, all unvested equity-based incentive compensation awards vested in full and settled in shares of our new post-emergence common stock. The following table provides information concerning all outstanding equity awards granted under the Employee Incentive Plan and held by the named executive officers as of December 31, 2020.

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Name
Matthew S. Porter	—	—
Wm. Stacy Locke	90,000	$972,900
Lorne E. Phillips	89,856	$971,343
Brian L. Tucker	89,856	$971,343
(1)    The amounts shown reflect the number of restricted stock awards each named executive officer was granted under the 2020 Employee Incentive Plan, which for Messrs. Phillips and Tucker which will vest in installments of one-third each on December 1, 2021, 2022, and 2023. Mr. Locke's restricted shares vested on the date on which Mr. Locke’s release of claims became effective and irrevocable, but will remain restricted until the 12 month covenant period is complete.
(2)    As our common stock is not listed on any securities exchange or over-the-counter market, the market value of the awards is based on the most recent valuation of our common stock which was performed in order to estimate the grant date fair value of the restricted stock awards computed in accordance with ASC Topic 718, Stock Compensation, which was a value of $10.81 per share.
Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End Table
Base Salary and Bonuses
As a result of the uncertainty created by the effects of the global COVID-19 pandemic and the decline in worldwide oil prices, we implemented certain proactive cost cutting measures in early 2020. As part of those measures, our Board approved reductions in the base salaries of each of the Company's executive officers. Effective April 28, 2020, the base salary of Mr. Locke was reduced 28% and the base salaries of Messrs. Phillips and Tucker were reduced 20%. Additionally, on April 22, 2020, our Compensation Committee suspended the Company's 2019 Employee Incentive Plan effective immediately.
On July 14, 2020, our CNG Committee approved an additional base salary reduction of 10% for Mr. Locke and 5% for Messrs. Phillips and Tucker.

Equity Awards
Upon our emergence from Chapter 11, all unvested equity-based incentive compensation awards vested in full and settled in shares of our new post-emergence common stock at the conversion rate of 0.0006849838 new shares for each existing share, and pursuant to the terms of the Plan, we adopted the Pioneer Energy Services Corp. 2020 Employee Incentive Plan (the “2020 Employee Incentive Plan”), providing for the issuance from time to time, as approved by our new board of directors, of equity and equity-based awards up to 1,198,074 shares of common stock.
As contemplated in the Plan that was approved by the Bankruptcy Court, our CNG Committee approved an initial grant of time-based restricted stock in December 2020 to certain key members of senior management, including Messrs. Phillips and Tucker, but excluding Mr. Porter who was not an employee until January 1, 2021. Accordingly, on December 1, 2020, Messrs. Phillips and Tucker each received 89,856 time-based restricted stock awards which vest in one-third increments on December 1, 2021, 2022, and 2023.
Mr. Porter's Consulting Arrangement and Appointment as President and Chief Executive Officer
In connection with Mr. Porter’s appointment as Interim Chief Executive Officer on July 17, 2020, we entered into a consulting arrangement with Mr. Porter (the “Consulting Agreement”) pursuant to which: (i) he served as our Interim Chief Executive Officer; (ii) he received a monthly cash consulting fee of $35,000; and (iii) we agreed to reimburse Mr. Porter for all reasonable travel and other expenses incurred in connection with his service as Interim Chief Executive Officer.
On December 31, 2020, the Board appointed Mr. Porter as our President and Chief Executive Officer. As of January 1, 2021, Mr. Porter’s annual base salary is $360,000, and he is eligible for employee benefits in accordance with Company policy as well as future discretionary bonuses and other discretionary awards as the Board may determine in its sole discretion. Additionally, effective January 1, 2021, Mr. Porter became a participant in the Company's Key Executive Severance Plan ("KESP"), which provides that upon an involuntary termination, as defined in the KESP, in addition to receiving accrued benefits (including base salary, vacation pay and other earned benefits), Mr. Porter would be entitled to receive a lump-sum cash severance payment in the amount of $360,000, 12 months of continued life insurance coverage, and 18 months of continued medical benefits coverage, provided that he executes a release of any claims against the Company and complies with restrictive covenants, including non-competition and non-solicitation covenants (as provided in the KESP) for a period of 12 months following termination.
Mr. Porter also serves as a director on the Board, but as of January 1, 2021 he is no longer eligible for a separate Board fee.
Mr. Locke's Separation Agreement and Release
In connection with Mr. Locke’s resigning his officer and director positions with the Company effective July 17, 2020, the Company entered into a Separation Agreement and Release with Mr. Locke (the “Separation Agreement”) which provides for certain payments in consideration of his release of claims in favor of the Company and his compliance with various restrictive covenants, including a 12-month non-compete and a 12-month non-solicit of employees and customers. Under the Separation Agreement, Mr. Locke receives: (i) cash severance in the aggregate amount of $1,654,375, of which $150,000 was paid within five calendar days of the date on which his release of claims became effective and irrevocable, $384,250 was paid on October 31, 2020, $378,813 was paid on January 31, 2021, $373,375 was paid on April 30, 2021, and $367,938 will be paid on July 31, 2021; (ii) immediate vesting of the retention bonus he received on September 10, 2019; and (iii) the Company-will pay COBRA premiums for up to 18 months following his separation date and continued life insurance benefits for 12 months following his separation date. The Separation Agreement also provides for the grant of an equity award to Mr. Locke, as contemplated by the Plan. This equity award covers 90,000 shares of restricted stock which vested on the date on which Mr. Locke’s release of claims became effective and irrevocable, but which will remain restricted until the 12 month covenant period is complete.
Health, Welfare, Retirement and Other Benefits
We offer a standard range of health and welfare benefits to substantially all of our U.S. employees, including the named executive officers. These benefits include medical, prescription drug and dental coverage, life and accidental death and dismemberment insurance, vacation, sick leave and other paid holidays. We provide a Basic Life Insurance Policy and a Long-Term Disability Plan to all U.S. salaried employees and other full-time active employees, and optional short-term disability coverage is also available. The Basic Life Insurance policy pays the beneficiary an amount equal to the applicable employee's annual salary up to a maximum of $300,000. In the event an employee has been disabled for more than 180 days, the Long-Term Disability Plan generally provides for payment of 50% of an employee’s base salary up to a maximum monthly benefit of $5,000 until the earlier of the employee reaching standard retirement age as determined by the Social Security Administration or the employee’s death. These benefits are intended to aid in the health and well-being of our employees, as well as contribute directly to a productive and successful work life, which the CNG Committee believes will enhance the financial results for us and our securityholders.

We also offer all of our U.S. employees the opportunity to participate in our defined contribution 401(k) plan. During 2020, we made matching contributions equal to 50% of the participant's contributions on the first 10% of compensation deferred under the plan until the matching contributions were suspended in July 2020 as a part of our efforts to reduce costs and adjust to the current market conditions. Employees become fully vested in our matching contributions after three years of employment.
The Pioneer Energy Services Corp. Nonqualified Retirement Savings and Investment Plan (the "NRSIP") was implemented in 2013, which provided an unfunded nonqualified deferred compensation plan for our non-employee directors and a select group of management or highly compensated employees. Under the NRSIP, (i) eligible employees were able to irrevocably elect to defer up to 80% of their base salary, up to 100% of their bonuses, or up to 100% of their restricted stock units, and (ii) non-employee directors were able to irrevocably elect to defer up to 100% of their director fees or 100% of their restricted stock awards. However, due to a lack of participation, the Company discontinued the NRSIP effective January 1, 2017 and no further deferrals are permitted to be made by eligible employees.
The "All Other Compensation" column of the 2020 Summary Compensation Table shows the value of perquisites provided to the named executive officers in 2020, including, among others, certain health, welfare and retirement benefits as described above.
Key Executive Severance Plan
Pursuant to the terms of the Plan, we adopted the Pioneer Energy Services Corp. Key Executive Severance Plan (the "KESP") providing for protection for loss of salary and benefits in the event of certain involuntary terminations of employment from the Company to assist the Company in retaining an intact management team. Each of our named executive officers is a participant in the KESP.
The KESP provides that if an eligible participant's employment with the Company is terminated by the Company other than for "cause" or due to voluntary resignation by the participant with "good reason" (each as defined in the KESP), the participant will be eligible to receive accrued benefits (including base salary, vacation pay and other earned benefits), continuation of life insurance coverage for twelve months, a lump-sum cash severance payment as set forth in the participant's Participation Certificate (included as Schedule A to the KESP) and continued medical benefit coverage for the period set forth in the participant's Participation Certificate. The Participation Certificates for Messrs. Porter, Phillips and Tucker provide for lump-sum cash severance of $360,000, $726,250 and $700,000, respectively, and 18 months of continued medical benefit coverage.
Receipt of severance benefits are subject to the participant's execution of a release of any claims against the Company and compliance with restrictive covenants, including non-competition and non-solicitation covenants for a period as set forth in the participant's Participation Certificate.
Additionally, in the event of a change in control, as defined in the 2020 Employee Incentive Plan, the CNG Committee will have full discretion over whether to provide for full or partial accelerated vesting of any award, the assumption or substitution of an award, the cash-out and cancelation of any vested award, or the cancelation of any unvested or unexercised award, in all cases as further described in the 2020 Employee Incentive Plan, except for the initial grant of restricted stock awards, as contemplated by the Plan, in December 2020 which are not cancelable upon a change in control.
Director Compensation
Upon our emergence from Chapter 11 on May 29, 2020, the previously serving independent directors of the Board (Messrs. Burkhardt, Rauh, Thompson and Urban, and Ms. Morytko) ceased to serve on our Board ("Pre-Emergence Directors"), and four new independent directors were appointed, including Messrs. Coppé, Jacobi, Thompson and Porter ("Post-Emergence Directors"). However, Mr. Porter is currently a non-independent director as he was appointed to serve as our President and Chief Executive Officer effective January 1, 2021, and therefore, information about Mr. Porter's compensation is included in the 2020 Summary Compensation Table of this Form 10-K/A.
The CNG Committee is responsible for determining the type and amount of compensation for the Company’s non-employee directors. The CNG Committee aims to design the program to attract and compensate qualified individuals who possess the expertise and skill set required by the Company’s Board members. Our executive officers do not make recommendations regarding the non-employee directors’ compensation.

The following table summarizes the compensation of our non-employee directors during 2020.

Name	Fees Earned or Paid in Cash
Pre-Emergence Directors (1)
Dean A. Burkhardt	$51,875
Tamara Morytko	$29,125
J. Michael Rauh	$30,375
C. John Thompson	$29,125
Scott D. Urban	$29,750
Post-Emergence Directors (2)
Charlie Thompson	$128,500
David Coppé	$113,500
John Jacobi	$113,500
(1)    Fees earned by the Pre-Emergence Directors included the first quarterly installments of the board member and committee member annual retainers that were approved for 2020 (as detailed further below), as well as additional fees for participation in seven telephonic meetings which were in excess of the number of telephonic meetings included in the annual retainer. The Pre-Emergence Directors annual retainer fees that were approved for 2020 were as follows and provided for an additional $500 fee for each meeting in excess of the number of meetings included in the annual retainers below:

Number of Meetings Included in Annual Retainer		Annual Retainer
		Chairman	Member
Board of Directors	7	$163,500	$75,000
Audit Committee	5	$15,000	$10,000
Compensation Committee	3	$12,500	$10,000
Nominating and Corporate Governance Committee	2	$10,000	$7,500
Additional meetings included in annual retainers above	7	$—	$—
(2) Fees earned by the Post-Emergence Directors consist of the board member retainers earned from the date of their appointment through the remainder of 2020, which were approved by the CNG Committee as follows:

	Retainer
	Chairman	Member
For the period May 29, 2020 through June 30, 2020	$13,500	$13,500
For the period July 1, 2020 through December 31, 2020*	$115,000	$100,000
*    In July 2020, the CNG Committee approved an annual retainer of $225,000 for the Chairman of the Board and an annual retainer of $200,000 for the other non-employee directors payable quarterly in advance at the beginning of each quarter, for the period from July 1, 2020 through June 30, 2021. Other than these annual retainers, there are no additional fees for committee chairs or committee membership and no meeting attendance fees. However, in response to the global COVID-19 pandemic, the drop in oil and gas prices, and our emergence from Chapter 11 on May 29, 2020, our directors voluntarily agreed to (i) reduce their compensation by 20% (the "hardship reduction") and (ii) defer payment of 50% of the retainer fees (as reduced by the "hardship reduction") until no later than March 15 of the calendar year in which the director vests in the deferred fee, which shall be the earlier of the date on which the director completes 12 months of service on the Board or the date on which the director's service on the Board terminates for "Good Reason," as reasonably determined by the Board. However, on April 27, 2021, the non-employee directors (i) discontinued the "hardship reduction" effective July 1, 2020, with such amount of restored annual retainer fees to be paid in the form of restricted stock, (ii) increased the annual retainer for the chairman of the Board from $225,000 to $230,000 effective July 1, 2020, with the net increase to be paid in the form of restricted stock, and (iii) elected to receive the deferred portion of their annual retainer fees in the form of restricted stock, rather than in cash. Accordingly Messrs. Thompson, Coppé and Jacobi received 11,667, 10,000 and 10,000 shares, respectively, of restricted stock which immediately and fully vested on April 27, 2021, of which half, or 5,834, 5,000 and 5,000 shares, respectively, represented compensation for the portion of their annual retainer fees earned during the period of July 1 through December 31, 2020.
We also reimburse the directors for reasonable out-of-pocket expenses they incur in connection with attending meetings of the Board and Board committees or otherwise in their capacity as directors.
Upon our emergence from Chapter 11, all unvested equity-based incentive compensation awards vested in full and settled in shares of our new post-emergence common stock at the conversion rate of 0.0006849838 new shares for each existing share.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
Beneficial ownership of common stock and percentage ownership are determined in accordance with the rules of the Securities Exchange Commission (the "SEC"). These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the tables below have reported that they have sole voting and sole investment power with respect to the common stock shown as beneficially owned by them. We are not aware of any arrangement or pledge of securities that could result in a change of control of the Company. Each holder of a Convertible Note will have the right to convert all or any portion (if the portion to be converted is a minimum of $1.00 principal amount or an integral multiple in excess thereof) of such Convertible Note into shares of common stock at any time, at an initial conversion rate of 75 shares of common stock per $1,000 principal amount of Convertible Notes (subject to, and in accordance with, the conversion blockers described below and the settlement provisions included in the Convertible Notes Indenture). The information in the tables below is based on statements in filings with the SEC, or other reliable information available to the Company.
As of April 27, 2021, there were 1,843,641 shares of common stock outstanding. The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 27, 2021 by (i) each director, (ii) each of our named executive officers, and (iii) all executive officers and directors serving as of April 27, 2021 as a group. The address for each director and officer is c/o Pioneer Energy Services Corp., 1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209.

	Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Lorne E. Phillips (2)	109,774	5.9%
Brian L. Tucker (3)	107,903	5.8%
Matthew S. Porter (4)	60,000	3.3%
Bryce T. Seki (5)	42,092	2.3%
Charlie Thompson (6)	40,417	2.2%
David Coppé (6)	35,000	1.9%
John Jacobi (6)	35,000	1.9%
All directors and executive officers as a group (7 persons) (7)	430,187	22.9%
(1)In accordance with the rules of the SEC, the amounts shown for the number of shares of common stock and percentage ownership for each person listed include (1) unvested restricted stock and (2) shares issuable upon conversion of the Convertible Notes beneficially owned by such person. These shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person; however, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Holders of unvested restricted stock and Convertible Notes have voting rights with respect to such shares.
(2)Includes 19,187 shares of common stock issuable upon conversion of Convertible Notes, 731 shares of common stock, and 89,856 shares of unvested restricted stock.
(3)Includes 17,457 shares of common stock issuable upon conversion of Convertible Notes, 590 shares of common stock, and 89,856 shares of unvested restricted stock.
(4)Represents shares of unvested restricted stock.
(5)Includes 159 shares of common stock and 41,933 shares of unvested restricted stock.
(6)Represents shares of common stock.
(7)Includes 36,645 shares of common stock issuable upon conversion of Convertible Notes, 111,897 shares of common stock, and 281,645 shares of unvested restricted stock.
In addition to the above reported persons, the following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 27, 2021 by persons or groups that own or have the right to acquire more than 5% of our common stock.

	Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Loomis, Sayles & Co., L.P. (2)	1,361,150	44.17%
BlackRock, Inc. (3)	396,274	19.99%
MSD Credit Opportunity Fund, Ltd. and SOF Investments II, L.P. (4)	175,271	9.51%
Ascribe III Investments LLC (5)	156,195	8.47%
Strategic Income Management, LLC (6)	195,146	9.99%
Credit Suisse Asset Management, LLC (7)	193,879	9.99%
FS Global Credit Opportunities Fund (8)	202,640	9.99%
DW Partners, LP (9)	199,762	9.99%
Redwood Master Fund, LTD (10)	203,456	9.99%
Wm. Stacy Locke (11)	177,154	9.19%
J.P. Morgan Securities LLC (12)	166,946	8.39%
Whitebox Advisors LLC (13)	94,751	4.99%
(1)In accordance with the rules of the SEC, except as otherwise noted in footnotes to this table (including the provisions described further below in this footnote), the amounts shown for the number of shares of common stock and percentage ownership for each person listed include shares issuable upon conversion of the Convertible Notes beneficially owned by such person. Except as otherwise noted in footnotes to this table (including the provisions described further below in this footnote), these shares are also deemed outstanding for the purpose of computing the percentage of outstanding shares owned by the person; however, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Holders of Convertible Notes have voting rights with respect to such shares.
As a result of provisions in the Indenture governing the Convertible Notes, a beneficial owner of the Convertible Notes is not entitled to receive shares of common stock upon an optional conversion of any Convertible Notes during any period of time in which the aggregate number of shares of common stock that may be acquired by such beneficial owner upon conversion of Convertible Notes shall, when added to the aggregate number of shares of common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of common stock with such beneficial owner under Section 13 or Section 16 of the Exchange Act at such time, exceed 9.99% of the total issued and outstanding shares of common stock, or in the case of the funds held or managed by BlackRock, Inc., 19.99%. The Indenture permits holders to increase or decrease this percentage upon prior notice to the Company, and Ascribe III Investments LLC and Whitebox Advisors LLC have reduced the aforementioned percentage to 4.99%. As permitted by the Indenture, Loomis, Sayles & Company, L.P. has elected not to be subject to this limitation.
(2)Includes 122,936 shares of common stock and 1,238,214 shares of common stock issuable upon conversion of Convertible Notes. Loomis, Sayles & Co., L.P. is the Investment Manager of LS Strategic Income Fund, LS Institutional High Income Fund and Strategic Income Fund - MMHF, with power to direct investments and/or power to vote the securities. Based on a Schedule 13G/A filed with the SEC on February 16, 2021, Loomis, Sayles & Co., L.P. has sole dispositive power with respect to 1,331,113 shares and sole voting power with regard to 1,199,636 shares and shared voting power with regard to 8,541 shares. The address of Loomis, Sayles & Co., L.P. is One Financial Center, Boston, MA 02111.
(3)Includes 138,722 shares of common stock issuable upon conversion of Convertible Notes, but excludes an additional 2,275,654 shares of common stock issuable upon conversion of Convertible Notes that cannot be converted due to the conversion blocker provision in the Indenture. Based on a Schedule 13G/A filed with the SEC on February 9, 2021, BlackRock, Inc. has sole dispositive power with respect to 257,552 shares and sole voting power with regard to 254,573 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(4)Based on Company records, excludes an additional 1,039,106 shares of common stock issuable upon conversion of Convertible Notes that cannot be converted due to the conversion blocker provision in the Indenture. Based on a Schedule 13G filed with the SEC on June 8, 2020, includes 89,772 shares of common stock held by SOF Investments II, L.P. and 85,499 shares of common stock held by MSD Credit Opportunity Fund, L.P.
MSD Capital, L.P. ("MSD Capital") is the general partner of, and may be deemed to have or share voting and/or dispositive power over, and beneficially own securities beneficially owned by SOF Investments II, L.P. MSD Capital Management, LLC ("MSD Capital Management") is the general partner of, and may be deemed to have or share voting and/or dispositive power over, and beneficially own securities beneficially owned by, MSD Capital. Each of John Phelan and Marc R. Lisker is a manager of, and may be deemed to have or share voting and/or dispositive power over, and beneficially own securities beneficially owned by, MSD Capital Management. Michael S. Dell is the controlling member of, and may deemed to beneficially own securities owned by MSD Capital Management. The address of MSD Capital Management is 645 Fifth Avenue, 21st Floor, New York, NY 10022.
MSD Partners, L.P. ("MSD Partners") is the investment manager of, and may be deemed to have or share voting and/or dispositive power over, and beneficially own securities beneficially owned by MSD Credit Opportunity Fund, L.P. MSD Partners (GP), LLC ("MSD GP") is the general partner of, and may be deemed to have or share voting and/or dispositive power over, and beneficially own securities beneficially owned by, MSD Partners. Each of John Phelan and Marc R. Lisker is a manager of, and may be deemed to have or share voting and/or dispositive power over, and beneficially own securities beneficially owned by, MSD GP. The address of MSD GP is 645 Fifth Avenue, 21st Floor, New York, NY 10022.
(5)Includes 156,195 shares of common stock and excludes 2,123,192 shares of common stock issuable upon conversion of Convertible Notes. Shares of common stock issuable upon conversion of Convertible Notes have been excluded as the Convertible Notes cannot be converted to common stock due to the conversion blocker provision in the Indenture. Ascribe Capital LLC (“Ascribe Capital”) is the investment manager of Ascribe III Investments LLC (“Fund III”). Fund III holds directly the common stock and Convertible Notes. American Securities LLC (“American Securities”) is the 100% owner of Ascribe Capital. Ascribe Opportunities Fund III, L.P. (“Opportunities III”) and Ascribe Opportunities Fund III(B), L.P. (“Opportunities III(B)”) are the sole members of Fund III. Ascribe Associates III, LLC (“Associates III”) is the general partner of Opportunities III and Opportunities III(B). Each of Ascribe Capital, American Securities, Associates III, Opportunities III and Opportunities III(B) may be deemed to share beneficial ownership of the common stock and Convertible Notes of the issuer beneficially owned or held by Fund III. Each of Ascribe Capital, American Securities, Associates III, Opportunities III and Opportunities III(B) disclaims beneficial ownership of the common stock and Convertible Notes held by Fund III, except to the extent of its pecuniary interests. In addition, Fund III has designated Lawrence A. First as its Board observer. The address of Ascribe III Investments LLC is 299 Park Avenue, 34th Floor, New York, NY 10171.
(6)Includes 85,378 shares of common stock and 109,768 shares of common stock issuable upon conversion of Convertible Notes, but excludes an additional 990,990 shares of common stock issuable upon conversion of Convertible Notes that cannot be converted due to the conversion blocker provision in the Indenture. Based on a Schedule 13G filed with the SEC on February 8, 2021, Strategic Income Management, LLC has shared voting and shared dispositive power with regard to the securities owned by its clients for which Strategic Income Management, LLC acts as the investment advisor or sub-advisor (including shares held by American Beacon SiM High Yield Opportunities Fund). In accordance with Rule 13d-4 under the Securities Exchange Act of 1934, as amended, Strategic Income Management, LLC expressly disclaims beneficial ownership of the securities. The address of Strategic Income Management, LLC is 1200 Westlake Ave. N., Suite 713, Seattle, WA 98109.
(7)Includes 96,791 shares of common stock and 97,088 shares of common stock issuable upon conversion of Convertible Notes, but excludes an additional 451,639 shares of common stock issuable upon conversion of Convertible Notes that cannot be converted due to the conversion blocker provision in the Indenture. Based on a Schedule 13G filed with the SEC on February 12, 2021, Credit Suisse has shared voting and shared dispositive power with respect to the securities. On behalf of Credit Suisse Asset Management LLC, the applicable portfolio managers, as managing directors (or in other capacities) of such entities, and/or the applicable investment committee members of such funds and accounts have voting or investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. The applicable portfolio managers and/or the applicable investment committee members of such funds and accounts expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address for Credit Suisse Asset Management, LLC and each of the registered holders of the referenced shares is c/o Credit Suisse Asset Management, LLC, Eleven Madison Avenue, New York, NY 10010.
(8)Includes 17,857 shares of common stock and 184,783 shares of common stock issuable upon conversion of Convertible Notes, but excludes an additional 207,772 shares of common stock issuable upon conversion of Convertible Notes that cannot be converted due to the conversion blocker provision in the Indenture. Based on Company records, FS Global Advisor, LLC is the Investment Advisor to FS Global Credit Opportunities Fund. The address of FS Global Credit Opportunities Fund is 201 Rouse Boulevard, Philadelphia, PA 19112.
(9)Includes 43,782 shares of common stock and 155,980 shares of common stock issuable upon conversion of Convertible Notes, but excludes an additional 152,669 shares of common stock issuable upon conversion of Convertible Notes that cannot be converted due to the conversion blocker provision in the Indenture. DW Partners, LP is the investment manager of DW Catalyst Master Fund, Ltd., DW-TX, LP and DW Value Master Fund, Ltd., and Mr. David Warren may be deemed to have voting or dispositive control over the securities held by DW Catalyst Master Fund, Ltd., DW-TX, LP and DW Value Master Fund, Ltd. The address of DW Partners, LP is 590 Madison Avenue 13th Floor, New York, NY 10022.
(10)Includes 10,504 shares of common stock and 192,952 shares of common stock issuable upon conversion of Convertible Notes, but excludes an additional 37,926 shares of common stock issuable upon conversion of Convertible Notes that cannot be converted due to the conversion blocker provision in the Indenture. Redwood Capital Management, LLC is the investment manager of Redwood Master Fund, LTD, and the address of Redwood Capital Management, LLC is 910 Sylvan Ave, Englewood Cliffs, NJ 07632.
(11)Based on Company records, includes 84,534 shares of common stock issuable upon conversion of Convertible Notes and 92,620 shares of common stock, of which 17 are held in the Wm Stacy Locke Trust of 2010, 124 shares held in the Locke Children’s Trust, and 90,000 shares of restricted stock which will remain restricted until July 2021 at which time Mr. Locke will have voting and dispositive power over the shares.
(12)Includes 21,783 shares of common stock and 145,163 shares of common stock issuable upon conversion of Convertible Notes. J.P. Morgan Securities LLC is a wholly owned subsidiary of JPMorgan Chase & Co., which in its capacity as parent holding company, disclaims beneficial ownership of these shares. J.P. Morgan Securities LLC is controlled as set forth below: Each of Amanda D Winkelman, Christopher L Harvey, Claudia Jury, Eric D Tepper, Eric J Stein, Jason Ewin Sippel and Jeremy R Geller is a Manager of J.P. Morgan Securities LLC, a Delaware limited liability company, and as such may be deemed to have voting and dispositive power over the shares held by J.P. Morgan Securities LLC. Each of Amanda D Winkelman, Christopher L Harvey, Claudia Jury, Eric D Tepper, Eric J Stein, Jason Ewin Sippel and Jeremy R Geller disclaims beneficial ownership of the shares. The address for each of J.P. Morgan Securities LLC, Amanda D Winkelman, Christopher L Harvey, Claudia Jury, Eric D Tepper, Eric J Stein, Jason Ewin Sippel and Jeremy R Geller is 383 Madison Avenue, 3rd Floor, New York, NY 10179.
(13)Includes 39,580 shares of common stock and 55,171 shares of common stock issuable upon conversion of Convertible Notes, but excludes an additional 456,047 shares of common stock issuable upon conversion of Convertible Notes that cannot be converted due to the conversion blocker provision in the Indenture. Whitebox Advisors LLC is the investment manager of Whitebox Relative Value Partners LP, Whitebox Credit Partners LP, Whitebox Multi-Strategy Partners, LP, Whitebox GT Fund, LP and Pandora Select Partners, LP (collectively, the "Whitebox Funds"), and holds voting and disposable power over the shares held by the Whitebox Funds. Whitebox Advisors LLC is owned by Robert Vogel, Paul Twitchell, Jacob Mercer and Paul Roos and such individuals disclaim beneficial ownership of the securities except to the extent of its or his direct or indirect economic interest in Whitebox Advisors LLC or such Whitebox Funds. The address of Whitebox Advisors LLC is 3033 Excelsior Blvd, Suite 500, Minneapolis, MN 55416.

Equity Compensation Plan Information
Upon our emergence from Chapter 11, all unvested equity-based incentive compensation awards vested in full and settled in shares of our new post-emergence common stock, and we adopted the Pioneer Energy Services Corp. 2020 Employee Incentive Plan (the “2020 Employee Incentive Plan”), providing for the issuance from time to time, as approved by our new board of directors, of equity and equity-based awards up to 1,198,074 shares of common stock. The following table summarizes, as of December 31, 2020, the indicated information regarding the 2020 Employee Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securityholders	—	—	—
Equity compensation plans not approved by securityholders (1)	—	—	599,035
TOTAL	—	—	599,035
(1) Pioneer adopted the 2020 Employee Incentive Plan in May 2020 in connection with our emergence from Chapter 11.
On April 27, 2021, the CNG Committee approved the grant of 196,417 shares of restricted stock to certain employees and non-employee directors. These grants included, among others: (i) a one-time initial grant of 60,000 shares to Mr. Porter which will vest in two equal increments on December 31, 2021 and 2022 subject to immediate vesting in the event of a change in control, (ii) a one-time initial grant of 19,167 shares to Mr. Thompson and 16,667 shares to each of Messrs. Jacobi and Coppé which immediately and fully vested; (iii) an aggregate 31,667 restricted shares granted to the non-employee directors related to the non-employee board compensation program for the period from July 1, 2020 through June 30, 2021, as further described in the section entitled "Director Compensation", and which immediately and fully vested; and (iv) a new equity compensation grant of 9,583 shares of restricted stock to Mr. Thompson and 8,333 shares of restricted stock to each of Messrs. Jacobi and Coppé as a part of the non-employee director compensation program for the period from July 1, 2021 through June 30, 2022, which immediately and fully vested. At May 1, 2021, 402,618 shares remain available for future issuance under the 2020 Employee Incentive Plan.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Review and Approval Policies and Procedures for Related Party Transactions
On July 31, 2020, our Board adopted the Related Party Transactions Policy for the review, approval and ratification of any related party transaction. Under this policy, the Board’s Audit Committee will review the relevant facts and circumstances of each related party transaction. Our Audit Committee reviews any transaction in which (1) we or any of our subsidiaries, on the one hand, and (2) any of our directors, nominees for director, executive officers or holders of more than 5% of our voting securities or any of their immediate family members, on the other hand, is, was or is proposed to be a participant and the amount involved exceeds $120,000. Our Audit Committee is required by its charter to review and approve all such related party transactions, as well as to periodically reassess these transactions to ensure their continued appropriateness. The Company’s chief financial officer is primarily responsible for the development and implementation of processes and controls to obtain information from directors and officers with respect to any such related party transactions, including the use of annual director and officer questionnaires. Our management is responsible for determining whether a transaction contains the characteristics described above requiring review and approval by our Audit Committee. When determining whether to approve a related party transaction, the Audit Committee will consider, among other factors, whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party, whether there are business reasons for the Company to enter the transaction, whether the transaction would impair the independence of an outside director, and whether the transaction would present an improper conflict of interest.
None of our directors or executive officers and no holder of more than 5% of the outstanding shares of our common stock, and no member of the immediate family of any such director, officer or security holder, to our knowledge, had any material interest in any transaction during the fiscal year ended December 31, 2020, or in any currently proposed transaction, to which we or any of our subsidiaries was or is to be a participant in which the amount involved exceeds $120,000, except that in 2020, we paid Mr. Porter $191,935 for consulting services in connection with his service as Interim Chief Executive Officer from July 17, 2020 through December 31, 2020. Mr. Porter also served as one of our non-employee directors during his tenure as our Interim Chief Executive Officer, and was paid an additional $53,500 for his service as a non-employee director in accordance with our non-employee director compensation policy. On December 31, 2020, our Board appointed Mr. Porter as our President and

Chief Executive Officer, effective January 1, 2021, at which time his consulting agreement terminated, and, as an employee of the Company as of such date, we no longer compensate Mr. Porter for his services as a director.
Also, in connection with the Restructuring Support Agreement and separate Backstop Commitment Agreement that we entered into with certain of our previous creditors and members of our senior management in connection with our Chapter 11 proceedings, certain of our executive officers at that time committed to purchase approximately $1,795,000 million in aggregate of unsecured convertible bonds to be issued by the reorganized Company pursuant to a rights offering upon our emergence from Chapter 11. Pursuant to the Backstop Commitment Agreement, upon our emergence from Chapter 11 on May 29, 2020, Messrs. Locke, Phillips and Tucker purchased $1,075,000, $244,000 and $222,000, respectively, and our former Executive Vice President and Chief Strategy Officer, Carlos R. Pena, purchased $254,000, of Convertible Notes.
Registration Rights Agreement
Upon our emergence from Chapter 11, we entered into a Registration Rights Agreement (RRA) with certain of our creditors that, in the aggregate, received 989,440 shares of our common stock, representing approximately 94.25% of our common stock issued at emergence, and $127,832,000 aggregate principal amount of the Convertible Notes. The RRA provides resale registration rights for the securityholders' Registrable Securities (as defined in the RRA). Pursuant to the RRA, the securityholders have customary demand, shelf and piggyback registration rights, subject to the limitations set forth in the RRA. Under their demand registration rights, the securityholders with an aggregate ownership percentage of at least 30% (15% after the Company completes its initial underwritten public offering (as such term is defined in the RRA)) have the right to demand the Company to register any or all of their Registrable Securities under the Securities Act of 1933. The Company is not obligated to effect a demand registration under certain circumstances. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in an offering and the Company's right to delay or withdraw a registration statement under certain circumstances. The Company will generally pay all registration expenses in connection with its obligations under the RRA. The registration rights granted in the RRA are subject to customary indemnification and contribution provisions.
None of our securityholders has had a material interest in any transaction with the Company other than its past and current ownership of our securities and lending relationships. Under the RRA, a securityholder that, together with its affiliates and related funds, owns more than 5% of the outstanding securities has the right to designate one Board observer who will be entitled to attend all meetings of the Board and any committee thereof and receive all materials that are provided to directors of the Company or committee members; provided that such Board observer has no voting rights with respect to actions taken or elected not to be taken by the Board or any committee thereof. Ascribe III Investments LLC is the only securityholder that has designated a Board observer as of the date hereof.
Director Independence
See the section, Director Independence, included in Item 10. Directors, Executive Officers and Corporate Governance.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by KPMG LLP in the fiscal years ended December 31, 2020 and 2019 for services are as follows (amounts in thousands):

Type of Fees	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$2,799	$1,744
Audit Fees include aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual financial statements, audit of our internal control over financial reporting and review of financial statements included in our Forms 10-Q and services that are normally provided by the principal auditor (e.g., comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC) in the fiscal years ended December 31, 2020 and 2019. There were no tax or other non-audit services provided by KPMG LLP.
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
During the fiscal year ended December 31, 2020, no pre-approval requirements were waived pursuant to the limited waiver provisions in applicable rules of the SEC.
PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements.
See Part II, Item 8. Financial Statements and Supplementary Data of our Original Filing.
(2) Financial Statement Schedules.
No financial statement schedules are submitted because either they are inapplicable or because the required information is included in Part II, Item 8. Financial Statements and Supplementary Data of our Original Filing.
(3) Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number		Description

10.1+**	-	Pioneer Energy Services Corp. Form of Indemnification Agreement

31.3#	-	Certification by Matthew S. Porter, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.4#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

101.INS	-	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	-	Inline XBRL Taxonomy Extension Schema Document

101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

April 30, 2021	/S/ LORNE E. PHILLIPS
Lorne E. Phillips Executive Vice President and Chief Financial Officer