Form 10-Q
period 2021-03-31
PIONEER ENERGY SERVICES CORP
filed 2021-05-07
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of April 30, 2021, there were 1,837,641 shares of common stock, par value $0.001 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$28,992	$31,181
Restricted cash	1,503	1,148
Receivables:
Trade, net of allowance for doubtful accounts	31,626	29,803
Unbilled receivables	7,487	4,740
Insurance recoveries	21,918	22,106
Other receivables	2,597	2,716
Inventory	12,093	12,641
Assets held for sale	2,733	3,608
Prepaid expenses and other current assets	3,697	5,190
Total current assets	112,646	113,133

Property and equipment, at cost	196,160	193,529
Less accumulated depreciation	44,026	31,760
Net property and equipment	152,134	161,769
Intangible assets, net of accumulated amortization	8,707	8,942
Deferred income taxes	12,253	12,746
Operating lease assets	4,228	4,383
Other noncurrent assets	12,585	13,457
Total assets	$302,553	$314,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,784	$17,516
Current portion of long-term debt	505	150
Deferred revenues	824	1,019
Accrued expenses:
Employee compensation and related costs	8,891	7,325
Insurance claims and settlements	21,918	22,106
Insurance premiums and deductibles	3,783	3,928
Interest	3,662	2,015
Other	4,162	4,959
Total current liabilities	60,529	59,018

Long-term debt, less unamortized discount and debt issuance costs	149,222	147,167
Noncurrent operating lease liabilities	3,422	3,622
Deferred income taxes	1,825	947
Other noncurrent liabilities	1,770	1,779
Total liabilities	216,768	212,533
Commitments and contingencies (Note 10)
Stockholders’ equity:
Successor common stock, $0.001 par value; 25,000,000 shares authorized; 1,647,224 shares outstanding at both March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	142,949	142,119
Accumulated deficit	(57,166)	(40,224)
Total stockholders’ equity	85,785	101,897
Total liabilities and stockholders’ equity	$302,553	$314,430
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenues	$58,738	$114,322

Costs and expenses:
Operating costs	45,326	92,022
Depreciation and amortization	13,365	21,984
General and administrative	9,713	14,655
Prepetition restructuring charges	—	17,074
Impairment	—	17,853
Bad debt expense (recovery), net	(197)	727
Gain on dispositions of property and equipment, net	(2,298)	(717)
Total costs and expenses	65,909	163,598
Loss from operations	(7,171)	(49,276)

Other income (expense):
Interest expense, net of interest capitalized	(6,534)	(8,651)
Reorganization items, net	(146)	(6,663)
Loss on extinguishment of debt	(83)	—
Other expense, net	(2,550)	(5,545)
Total other expense, net	(9,313)	(20,859)

Loss before income taxes	(16,484)	(70,135)
Income tax (expense) benefit	(458)	1,031
Net loss	$(16,942)	$(69,104)

Loss per common share - Basic	$(14.89)	$(0.88)

Loss per common share - Diluted	$(14.89)	$(0.88)

Weighted average number of shares outstanding—Basic	1,138	78,753

Weighted average number of shares outstanding—Diluted	1,138	78,753

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	As of and for the three months ended March 31, 2021 (Successor)
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
Balance as of December 31, 2020	1,649	(1)	$2	$—	$142,119	$(40,224)	$101,897
Net loss	—	—	—	—	—	(16,942)	(16,942)
Stock-based compensation expense	—	—	—	—	830	—	830
Balance as of March 31, 2021	1,649	(1)	$2	$—	$142,949	$(57,166)	$85,785

	As of and for the three months ended March 31, 2020 (Predecessor)
	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
Balance as of December 31, 2019	80,079	(877)	$8,008	$(5,090)	$553,210	$(452,052)	$104,076
Net loss	—	—	—	—	—	(69,104)	(69,104)
Purchase of treasury stock	—	(165)	—	(7)	—	—	(7)
Issuance of restricted stock	542	—	54	—	(54)	—	—
Stock-based compensation expense	—	—	—	—	328	—	328
Balance as of March 31, 2020	80,621	(1,042)	$8,062	$(5,097)	$553,484	$(521,156)	$35,293

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Cash flows from operating activities:
Net loss	$(16,942)	$(69,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,365	21,984
Allowance for doubtful accounts, net of recoveries	(197)	727
Gain on dispositions of property and equipment, net	(2,298)	(717)
Reorganization items, net	—	988
Stock-based compensation expense	830	328
Phantom stock compensation expense	—	(3)
Amortization of debt issuance costs and discount	2,578	1,219
Interest paid in-kind	1,057	—
Loss on extinguishment of debt	83	—
Impairment	—	17,853
Deferred income taxes	1,370	1,115
Change in other noncurrent assets	64	690
Change in other noncurrent liabilities	(162)	(562)
Changes in current assets and liabilities:
Receivables	(3,386)	14,234
Inventory	548	834
Prepaid expenses and other current assets	1,548	(1,253)
Accounts payable	(816)	(4,114)
Deferred revenues	(195)	(342)
Commitment premium	—	9,584
Accrued expenses	2,211	1,148
Net cash used in operating activities	(342)	(5,391)

Cash flows from investing activities:
Purchases of property and equipment	(3,744)	(7,503)
Proceeds from sale of property and equipment	3,522	727
Net cash used in investing activities	(222)	(6,776)

Cash flows from financing activities:
Debt repayments	(1,270)	—
Proceeds from DIP Facility	—	4,000
DIP Facility issuance costs	—	(988)
Purchase of treasury stock	—	(7)
Net cash provided by (used in) financing activities	(1,270)	3,005

Net decrease in cash, cash equivalents and restricted cash	(1,834)	(9,162)
Beginning cash, cash equivalents and restricted cash	32,329	25,617
Ending cash, cash equivalents and restricted cash	$30,495	$16,455

Supplementary disclosure:
Interest paid	$1,203	$4,306
Income tax paid	$406	$623
Reorganization items paid	$521	$2,322
Noncash investing and financing activity:
Change in capital expenditure accruals	$70	$358
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
			25
Our production services business segments provide a range of services to producers primarily in Texas, North Dakota and the Rocky Mountain region. As of March 31, 2021, the fleet counts for each of our production services business segments were as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	111	12	123
Wireline services units			72
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2020.
As described in Note 2, Emergence from Voluntary Reorganization under Chapter 11, and Note 3, Fresh Start Accounting, to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020, on March 1, 2020 (the “Petition Date”), Pioneer and certain of our domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On May 11, 2020, the Bankruptcy Court confirmed the plan of reorganization (the “Plan”) that was filed with the Bankruptcy Court on March 2, 2020, and on May 29, 2020 (the “Effective Date”), the conditions to effectiveness of the plan were satisfied and we emerged from Chapter 11. Upon our emergence from Chapter 11, we adopted fresh start accounting in accordance with Accounting Standards Codification (ASC) Topic 852 and became a new entity for financial reporting purposes. As a result, the condensed consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our financial position and results of operations on or before the Effective Date.
Use of Estimates — In preparing the accompanying unaudited condensed consolidated financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities we report as of the dates of the balance sheets and income and expenses we report for the periods shown in the income statements and statements of cash flows. Our actual results could differ significantly from those estimates. Material estimates affecting our financial results, including those that are particularly susceptible to significant changes in the near term, relate to our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contracts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, and our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance.
Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2021, through the filing of this Form 10-Q, for inclusion as necessary.
Recently Issued Accounting Standards
Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASUs) to the FASB ASC. We consider the applicability and impact of all ASUs. Additionally, because we have securities registered under the Securities and Exchange Act of 1934, we consider the applicability and impact of releases issued by the Securities & Exchange Commission (the “SEC”). Other than those listed below, we have determined that there are currently no new or recently adopted ASUs or SEC releases which we believe will have a material impact on our consolidated financial position and results of operations.
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
•Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting and disclosure requirements for income taxes by, among other changes, removing certain exceptions and by clarifying certain aspects of the current accounting guidance. We adopted this ASU on January 1, 2021, and it did not have a material impact on our condensed consolidated financial statements.
Additional Detail of Account Balances
Restricted Cash — Our restricted cash balance primarily reflects the portion of net proceeds from the issuance of our senior secured term loan held in a restricted account until the completion of certain administrative tasks related to providing access rights to certain of our real property, a condition which is still in effect under the terms of our post-emergence debt instruments, as well as $0.5 million and $0.2 million of proceeds from asset sales received at March 31, 2021 and December 31, 2020, respectively, which were used to fund the redemption of Senior Secured Notes tendered in January and April 2021, respectively, as further described in Note 5, Debt.
Other Receivables — Our other receivables primarily consist of recoverable taxes related to our international operations, as well as refundable payroll tax credit receivables associated with the CARES Act.
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
Other Noncurrent Assets — Other noncurrent assets primarily consist of prepaid taxes in Colombia which are creditable against future income taxes, but also includes the noncurrent portion of prepaid insurance premiums, unamortized debt issuance costs associated with our ABL Credit Facility, deferred mobilization costs on long-term drilling contracts, cash deposits related to the deductibles on our workers’ compensation insurance policies, and deferred compensation plan investments.

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
Other Noncurrent Liabilities — Our other noncurrent liabilities primarily relate to the noncurrent portion of payroll taxes deferred in connection with the CARES Act, as well as the noncurrent portion of deferred mobilization revenues.
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
Our current and noncurrent deferred revenues, contract assets and deferred costs as of March 31, 2021 and December 31, 2020 were as follows (amounts in thousands):

	March 31, 2021	December 31, 2020
Current deferred revenues	$824	$1,019
Current deferred costs	47	361
Current contract assets	—	300

Noncurrent deferred costs	291	194
The changes in contract balances and contract assets during 2021 are primarily related to the amortization of deferred revenues and costs and the impact of demobilization performed in January for which the revenue was earned over the contract period in 2020. These decreases were partially offset by increases related to two rigs deployed under new contracts in 2021. Amortization of deferred revenues and costs were as follows (amounts in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Amortization of deferred revenues	$528	$1,613
Amortization of deferred costs	381	1,263
As of March 31, 2021, 16 of our 25 rigs are earning under daywork contracts, of which 6 are under domestic term contracts, and 1 additional international rig is contracted but pending operations.
3.    Property and Equipment
Assets Held for Sale — In April 2020, we closed our coiled tubing services business and placed all of our coiled tubing services assets as held for sale at June 30, 2020, which represents $2.4 million of our total assets held for sale at March 31, 2021. We have various other equipment designated as held for sale which is carried at fair value. When the net carrying value of an asset designated as held for sale exceeds its estimated fair value, which we estimate based on expected sales prices, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, we recognize the difference as an impairment charge.
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
Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continue to monitor potential indicators of impairment and concluded that none of our reporting units are currently at risk of impairment at March 31, 2021.

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
As a lessee, we lease our corporate office headquarters in San Antonio, Texas, and we conduct our business operations through 14 other regional offices located throughout the United States and internationally in Colombia. These operating locations typically include regional offices, storage and maintenance yards and employee housing sufficient to support our operations in the area. We lease most of these properties under non-cancelable term and month-to-month operating leases, many of which contain renewal options that can extend the lease term from one year to five years and some of which contain escalation clauses. We also lease various items of supplemental equipment, typically under cancelable short-term and very short term (less than 30 days) leases. Due to the nature of our business, any option to renew these short-term leases, and the options to extend certain of our long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
The following table summarizes our lease expense recognized, excluding variable lease costs (amounts in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Long-term operating lease expense	$315	$662
Short-term operating lease expense	2,001	3,526
The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	March 31, 2021	December 31, 2020
Within 1 year	$1,120	$1,069
In the second year	1,000	985
In the third year	886	921
In the fourth year	880	874
In the fifth year	740	895
Thereafter	229	299
Total undiscounted lease obligations	$4,855	$5,043
Impact of discounting	(486)	(532)
Discounted value of operating lease obligations	$4,369	$4,511

Current operating lease liabilities	$947	$889
Noncurrent operating lease liabilities	3,422	3,622
	$4,369	$4,511

5.     Debt
The principal amount of our outstanding debt obligations, including those issued in payment of in-kind interest, were as follows (amounts in thousands):

	March 31, 2021	December 31, 2020
Convertible Notes	$132,763	$132,763
Senior Secured Notes	77,226	77,439
Upon our emergence from Chapter 11, our debt obligations were recognized at fair value on our consolidated balance sheet due to the application of fresh start accounting and a portion of the fair value of our Convertible Notes is classified as equity, as described further below.
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
The ABL Credit Facility limits our annual capital expenditures to 125% of the budget set forth in the projections for any fiscal year and provides that if our availability plus pledged cash of up to $3 million falls below $6 million (15% of the maximum revolver amount), we will be required to comply with a fixed charge coverage ratio of 1.0 to 1.0, all of which is defined in the ABL Credit Facility. As of March 31, 2021, we had no borrowings and approximately $7.3 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at March 31, 2021, availability under the ABL Credit Facility was $16.3 million, which our access to would be subject to (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above and (ii) the requirement to maintain availability of at least $4.0 million, which may include up to $2.0 million of pledged cash.
Convertible Notes
We entered into an indenture, dated as of the Effective Date, among the Company and Wilmington Trust, N.A., as trustee (the “Convertible Notes Indenture”), and issued $129.8 million aggregate principal amount of convertible senior unsecured pay-in-kind notes due 2025 thereunder (the “Convertible Notes”). We received net issuance proceeds of $120.2 million, which was net of the $9.6 million Backstop Commitment Premium, which is described further below.
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
If we undergo a “fundamental change” as defined in the Convertible Notes Indenture, subject to certain conditions, holders may require us to repurchase all or any portion of their Convertible Notes for cash at an amount equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. In the case of certain fundamental change events that constitute merger events (as defined in the Convertible Notes Indenture), we have a superseding right to cause the mandatory conversion of all or part of the Convertible Notes into a number of shares of common stock, per $1,000 principal amount of Convertible Notes, equal to the then-current conversion rate or the cash value of such number of shares of common stock.
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
Because the Convertible Notes contain an embedded conversion option whereby they, or a portion of them, may be settled in cash, we have separately accounted for the liability and equity components of the Convertible Notes in accordance with the accounting requirements for convertible debt instruments set forth in ASC Topic 470-20, Debt with Conversion and Other Options. The initial fair value of the Convertible Notes was estimated and allocated, along with related debt issuance costs, to the liability and equity components in accordance with the application of Fresh Start Accounting and the requirements of ASC Topic 470. We treat the issuance of new Convertible Notes for the payment of in-kind interest as an issuance of a new instrument that retains the original economics associated with the conversion option at inception, and therefore, the Convertible Notes issued in payment of in-kind interest are accounted for with their separate equity and liability components that are proportionally the same as the original issuance.
Backstop Commitment Agreement
Prior to filing the Plan, we entered into a separate backstop commitment agreement with some of our previous creditors as well as certain members of our senior management (the “Backstop Commitment Agreement”), pursuant to which these parties committed to backstop the issuance of new Convertible Notes upon our emergence from Chapter 11. As consideration for this commitment, we committed to make an aggregate payment of $9.6 million in the form of additional new convertible bonds, or in cash if the Backstop Commitment Agreement was terminated under certain circumstances as forth therein. As a result, we incurred a liability and expense at the time we entered into the Backstop Commitment Agreement for the aggregate amount of $9.6 million (the “Commitment Premium”) which was recognized in our Predecessor condensed consolidated financial statements as of and for the three months ended March 31, 2020. The Commitment Premium was settled in conjunction with our emergence from Chapter 11 and the issuance of the Convertible Notes.
Senior Secured Notes
We entered into an indenture, dated as of the Effective Date, among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee, as supplemented by the First Supplemental Indenture, dated March 4, 2021 (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”) thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by substantially all of our existing domestic subsidiaries, which also guarantee our obligations under the ABL Credit Facility, (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors. We received net issuance proceeds of $75 million, which was net of the original issue discount of $3.1 million.
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
Having completed aggregate qualifying asset sales in excess of $5 million, in accordance with the Senior Notes Indenture, we commenced and completed offers to purchase $2.6 million in aggregate principal amount of the Senior Secured Notes during the year ended December 31, 2020 at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest through, but not including, the respective purchase dates. During the three months ended March 31, 2021, we completed additional qualifying asset sales and associated offers to purchase an aggregate $1.3 million in principal amount of the Senior Secured Notes and recognized $0.1 million of loss on extinguishment of debt associated with these repayments.
When we have completed qualifying asset sales before a reporting period end which require us to commence an offer to purchase Senior Secured Notes in the subsequent period, the related amount of Senior Secured Notes is presented as a current liability, and the cash on hand which will fund the purchase is classified as “restricted cash” in our consolidated balance sheet.
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

Successor
March 31, 2021
Unamortized discount on Convertible Notes (based on imputed interest rate of 20.9%)	$54,205
Unamortized discount on Senior Secured Notes (based on imputed interest rate of 13.2%)	2,556
Unamortized debt issuance costs	3,501
6.     Taxes
Upon emergence from Chapter 11, our Prepetition Senior Notes were exchanged for shares of our new common stock. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of cancellation of debt income (CODI) for federal income tax purposes is approximately $229 million, which reduces the value of our net operating losses by an equal amount. The reduction of net operating losses was fully offset by a corresponding decrease in valuation allowance.

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
Our deferred tax assets related to net operating losses available to reduce future taxable income, and our valuation allowance that offset a portion of our domestic net deferred tax assets, consist of the following (amounts in thousands):

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Net operating loss carryforward deferred tax asset	$83,277	$82,901
Valuation allowance	(76,061)	(74,676)
7.     Fair Value of Financial Instruments
The FASB’s Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value and provides a hierarchical framework associated with the level of subjectivity used in measuring assets and liabilities at fair value. Currently, our financial instruments consist primarily of cash and cash equivalents, trade and other receivables, trade payables and long-term debt. The carrying value of cash and cash equivalents, trade and other receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. As a result of the application of fresh start accounting and subsequent stability in the market for energy bonds, we estimate that the carrying value of our long-term debt approximates fair value.
8.     Earnings (Loss) Per Common Share
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

The following presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations (amounts in thousands, except per share data):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Numerator:
Net loss (numerator for basic EPS)	$(16,942)	$(69,104)
Interest expense on Convertible Notes, net of tax	—	—
Numerator for diluted EPS, if-converted method	(16,942)	(69,104)

Denominator:
Weighted-average shares (denominator for basic EPS)	1,138	78,753
Potentially dilutive shares issuable from Convertible Notes, if-converted method	—	—
Potentially dilutive shares issuable from outstanding stock-based compensation awards, treasury stock method	—	—
Denominator for diluted EPS	1,138	78,753
Loss per common share - Basic	$(14.89)	$(0.88)
Loss per common share - Diluted	$(14.89)	$(0.88)
Potentially dilutive securities excluded as anti-dilutive	9,957	4,794
In April 2021, our Compensation, Nominating and Governance Committee approved the grant of an aggregate 196,417 shares of restricted stock to our directors and certain employees.
9.    Segment Information
As of March 31, 2021, we have four operating segments, comprised of two drilling services business segments (domestic and international drilling) and two production services business segments (well servicing and wireline services), which reflects the basis used by management in making decisions regarding our business for resource allocation and performance assessment, as required by ASC Topic 280, Segment Reporting. In April 2020, we closed our coiled tubing services business and placed all of our coiled tubing services assets as held for sale at June 30, 2020. Historical financial information for our coiled tubing services business, which had previously been presented as a separate operating segment, continues to be presented in the following tables as a component of continuing operations.
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
Our well servicing and wireline services segments provide a range of production services to producers primarily in Texas, North Dakota and the Rocky Mountain region. Our former coiled tubing services segment also provided various production services primarily in Texas, Wyoming, and surrounding areas.

The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues:
Domestic drilling	$22,483	$35,891
International drilling	11,063	14,455
Drilling services	33,546	50,346
Well servicing	14,857	25,616
Wireline services	10,335	33,133
Coiled tubing services	—	5,227
Production services	25,192	63,976
Consolidated revenues	$58,738	$114,322

Operating costs:
Domestic drilling	$15,459	$23,865
International drilling	8,075	12,138
Drilling services	23,534	36,003
Well servicing	11,888	20,951
Wireline services	9,878	28,284
Coiled tubing services	26	6,784
Production services	21,792	56,019
Consolidated operating costs	$45,326	$92,022

Gross margin:
Domestic drilling	$7,024	$12,026
International drilling	2,988	2,317
Drilling services	10,012	14,343
Well servicing	2,969	4,665
Wireline services	457	4,849
Coiled tubing services	(26)	(1,557)
Production services	3,400	7,957
Consolidated gross margin	$13,412	$22,300

Identifiable Assets:
Domestic drilling (1)	$141,186	$336,260
International drilling (1) (2)	41,048	51,443
Drilling services	182,234	387,703
Well servicing	41,778	107,747
Wireline services	19,399	66,712
Coiled tubing services	2,357	11,373
Production services	63,534	185,832
Corporate	56,785	42,199
Consolidated identifiable assets (3)	$302,553	$615,734

Depreciation and amortization:
Domestic drilling	$6,290	$10,905
International drilling	3,148	1,301
Drilling services	9,438	12,206
Well servicing	2,936	4,781
Wireline services	890	3,077
Coiled tubing services	—	1,693
Production services	3,826	9,551
Corporate	101	227
Consolidated depreciation	$13,365	$21,984

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Capital Expenditures:
Domestic drilling	$2,385	$3,241
International drilling	565	1,167
Drilling services	2,950	4,408
Well servicing	335	1,717
Wireline services	492	1,572
Coiled tubing services	—	163
Production services	827	3,452
Corporate	37	1
Consolidated capital expenditures	$3,814	$7,861
(1)    Identifiable assets for our drilling segments include the impact of a $28.5 million and $32.9 million intercompany balance, as of March 31, 2021 and 2020, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).
(2)    Identifiable assets for our international drilling segment include five drilling rigs that are owned by our Colombia subsidiary and three drilling rigs that are owned by one of our domestic subsidiaries and leased to our Colombia subsidiary.
(3)     Upon our emergence from Chapter 11, due to the application of fresh start accounting, the carrying value of our identifiable assets was reduced to the estimated fair value and a new historical cost basis was established for all our property and equipment.
The following is a reconciliation of consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Consolidated gross margin	$13,412	$22,300
Depreciation and amortization	(13,365)	(21,984)
General and administrative	(9,713)	(14,655)
Prepetition restructuring charges	—	(17,074)
Impairment	—	(17,853)
Bad debt (expense) recovery, net	197	(727)
Gain on dispositions of property and equipment, net	2,298	717
Loss from operations	$(7,171)	$(49,276)
10.    Commitments, Contingencies and Insurance Claim Liabilities
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
We are routinely subject to various states’ sales and use tax audits. As of March 31, 2021 and December 31, 2020, our accrued liability was $1.0 million and $0.9 million, respectively, based on our estimate of the indirect tax obligations. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more potential audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position, but because of the aforementioned uncertainty, an estimate of the possible loss or range of loss from adverse audit results cannot reasonably be made.

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
Insurance Claim Liabilities
We use a combination of self-insurance and third-party insurance for various types of coverage. At March 31, 2021, our accrued insurance premiums and deductibles include approximately $0.7 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $1.8 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.
Our insurance recoveries receivables and our accrued liability for insurance claims and settlements represent our estimate of claims in excess of our deductible, which are covered and managed by our third-party insurance providers, some of which may ultimately be settled by the insurance provider in the long-term. These are presented in our condensed consolidated balance sheets as current due to the uncertainty in the timing of reporting and payment of claims.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. These forward-looking statements are based on our current beliefs, intentions, and expectations and are not guarantees or indicators of future performance. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including risks and uncertainties relating to the effects of our bankruptcy on our business and relationships, the concentration of our equity ownership following bankruptcy, the effect of the coronavirus (COVID-19) pandemic on our industry, general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, the supply of marketable equipment within the industry, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, operating hazards inherent in our operations, the continued availability of supplies, equipment and qualified personnel required to operate our fleets, the political, economic, regulatory and other uncertainties encountered by our operations, changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment, the occurrence of cybersecurity incidents, the success or failure of future acquisitions or dispositions, our level of indebtedness and future compliance with covenants under our debt agreements, and the impact of not having our common stock listed on a national securities exchange or quoted on an over-the-counter market. We have discussed many of these factors in more detail elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Form 10-K/A for the year ended December 31, 2020, including under the headings “Risk Factors” in Item 1A and “Special Note Regarding Forward-Looking Statements and Risk Factor Summary” in the Introductory Note to Part I. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our stockholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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
25
•Production Services — Our production services business segments provide a range of services to producers primarily in Texas, North Dakota and the Rocky Mountain region.
◦Well Servicing. Our fleet consists of 111 rigs with 550 horsepower and 12 rigs with 600 horsepower which are deployed through 5 operating locations in Texas and North Dakota.
◦Wireline Services. Our fleet of 72 wireline units, including nine units that offer greaseless electric wireline used to reach further depths in longer laterals and two greaseless EcoQuietTM units designed to reduce noise when operating in proximity to urban areas, is deployed through 5 operating locations in Texas, the Rocky Mountain region and North Dakota.
Pioneer Energy Services Corp. was incorporated under the laws of the State of Texas in 1979 as the successor to a business that had been operating since 1968. Since then, we have significantly expanded and transformed our business through acquisitions and organic growth. Upon emergence from Chapter 11 in May 2020, we converted from a Texas corporation to a Delaware corporation.
Our current business is comprised of two business lines — Drilling Services (consisting of Domestic Drilling and International Drilling reportable segments) and Production Services (consisting of Well Servicing and Wireline Services reportable segments). In April 2020, we closed our coiled tubing operations and idled all our coiled tubing equipment, which were subsequently placed as held for sale as of June 30, 2020. Financial information about our operating segments is included in Note 9, Segment Information, of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
Market Conditions and Outlook
Industry Overview — Demand for oilfield services offered by our industry is a function of our clients’ willingness and ability to make capital and operating expenditures to explore for, develop and produce hydrocarbons, which is primarily driven by current and expected oil and natural gas prices. Capital expenditures for the drilling and completion of exploratory and development wells are more directly influenced by current and expected oil and natural gas prices while operating expenditures for the maintenance of existing wells, for which a range of production services are required in order to maintain production, are relatively more stable and predictable.
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
However, in a severe downturn that is prolonged, both operating and capital expenditures are significantly reduced, and the demand for all our service offerings is significantly impacted. After a prolonged or severe downturn, the demand for production-related workover services generally improves first, followed by the demand for completion-oriented services as exploration and production companies begin to complete wells that were previously drilled but not completed during the downturn, and finally by the drilling of new wells.
For additional information concerning the potential effects of volatility in oil and gas prices and other industry trends, see Item 1A – “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
Market Conditions and Outlook — The COVID-19 pandemic which began in early 2020 resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. In March 2020, the decline in demand due to the COVID-19 pandemic coincided with the announcement of price reductions and possible production increases by members of OPEC and other oil exporting nations, including Russia. Although OPEC and other oil exporting nations ultimately agreed to cut production, these extreme supply and demand dynamics caused significant crude oil price declines, negatively impacting our industry’s oil producers who responded with significant cuts in their previously planned and projected spending.
The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Association of Energy Service Companies/Energy Workforce & Technology Council) from January 2019 through March 2021 are illustrated in the graphs below.

The commodity price environment and global oversupply of oil during 2020 resulted in an oversupply of equipment in the industry, declining rig counts and dayrates, and substantially reduced activity for all our service offerings. Additionally, because our business depends on the level of spending by our clients, we are also affected by our clients’ ability to access the capital markets. After several consecutive years without significant improvement in commodity prices, many exploration and production companies have limited their spending to a level which can be supported by net operating cash flows alone, as access to the capital markets through debt or equity financings has become more challenging in our industry.
However, the recovery of supply chain disruptions and the recent rollout of COVID-19 vaccinations have led to signs of stabilization and improvements in commodity pricing, with oil prices of approximately $60 per barrel at the end of March 2021, versus approximately $20 per barrel one year ago. Steadily increasing commodity prices and rig counts since the latter half of 2020 and continued market stabilization led to improved activity levels for all of our business segments.
Activity levels for our domestic drilling, international drilling, and well servicing operations (measured in revenue days and hours, respectively) in the first quarter of 2021 increased 6%, 9%, and 3%, respectively, as compared to the prior quarter, while our wireline stage counts completed were down approximately 7%. At the end of March 2021, 16 of our 25 drilling rigs were earning revenue, 10 of which were under term contracts. Including the one additional rig we have contracted but which is pending operations, the aggregate average term remaining on our term contracts is approximately 11 months.
As our clients continue to adjust their capital budgets and operations in response to improving but uncertain industry conditions, we are continuing to focus our efforts on reducing costs and managing labor pressures, the realignment of certain businesses, and maintaining essential functions and readiness for the improving market conditions we expect to continue through 2021. We believe our high-quality equipment, services, and excellent safety record position us well to compete as our industry recovers.
Liquidity and Capital Resources
Liquidity Overview
Our emergence from Chapter 11 has allowed us to significantly reduce our level of indebtedness and our future cash interest obligations. We currently expect that cash and cash equivalents, cash generated from operations, and available funds under the ABL Credit Facility are adequate to cover our liquidity requirements for at least the next 12 months. However, our ability to maintain sufficient liquidity and compliance with our debt instruments over the next 12 months, grow, make capital expenditures, and service our debt depends primarily upon (i) the level of demand for, and pricing of, our products and services; (ii) the level of spending by our clients; (iii) our ability to collect our receivables and access borrowings under the ABL Credit Facility; (iv) the supply and demand for oil and gas; (v) oil and gas prices; (vi) general economic and market conditions; and (vii) and other factors that are beyond our control.
The market competition between OPEC and non-OPEC countries coupled with the impact of the COVID-19 pandemic caused significant crude oil price declines in 2020, negatively impacting our industry’s oil producers who responded with significant cuts in their recent and projected spending which affected, and could continue to negatively affect, the amount of cash we generate and have available for working capital requirements, capital expenditures, and debt service.
Our availability under the ABL Credit Facility at March 31, 2021 was $16.3 million, which our access to would be subject to (i) our requirement to maintain 15% of the maximum revolver amount available or comply with a fixed charge coverage ratio and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash. In addition, as a result of current market conditions, certain of our clients are facing financial pressures and liquidity issues. There can be no assurance that one or more of our clients will not delay or default on payments owed to us or file for bankruptcy protection, in which case we may be unable to collect all, or any portion, of the accounts receivable owed to us by such clients. Delays or defaults in payments of accounts receivable owed to us may also adversely affect our borrowing base and our ability to borrow under our ABL Credit Facility.
Sources of Capital Resources
Our principal sources of liquidity currently consist of:
•total cash and cash equivalents, including restricted cash ($30.5 million as of March 31, 2021);
•cash generated from operations; and
•availability under the ABL Credit Facility ($16.3 million as of March 31, 2021, as discussed below).

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
As of March 31, 2021, we had no borrowings and approximately $7.3 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at March 31, 2021, availability under the ABL Credit Facility was $16.3 million, which our access to would be subject to (i) our requirement to maintain 15% of the maximum revolver amount available or comply with a fixed charge coverage ratio, as described above, and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash.
Uses of Capital Resources
Our principal liquidity requirements are currently for:
•working capital needs;
•capital expenditures; and
•debt service.
Our working capital needs typically fluctuate in relation to activity and pricing. Following a sustained period of low activity, our working capital needs generally increase as we invest in reactivating previously idle equipment and in purchases of inventory and supplies for expected increasing activity. Our capital requirements to maintain our equipment also fluctuate in relation to activity, and increase following a period of sustained low activity. During periods of expansion and/or organic growth, we have been more likely to meet increased capital requirements through equity or debt financing. During periods of sustained low activity and pricing, when our cash flow from operations are negatively impacted, we may also access additional capital through the use of available funds under the ABL Credit Facility.

Working Capital — Our working capital and current ratio, which we calculate by dividing current assets by current liabilities, were as follows as of March 31, 2021 and December 31, 2020 (amounts in thousands, except current ratio):

	March 31, 2021	December 31, 2020	Change
Current assets	$112,646	$113,133	$(487)
Current liabilities	60,529	59,018	1,511
Working capital	$52,117	$54,115	$(1,998)
Current ratio	1.9	1.9	—
Our current assets decreased by $0.5 million during 2021, primarily due to a $1.8 million decrease in total cash including restricted cash, a $1.5 million decrease in prepaid expenses and other current assets, and a $0.9 million decrease in assets held for sale, all of which were largely offset by a $4.6 million increase in total trade and unbilled receivables.
•The decrease in total cash, including cash equivalents and restricted cash, is primarily due to repayments of Senior Secured Notes totaling $1.3 million, as well as $0.3 million of net cash used in operating activities and a net investment of $0.2 million in capital expenditures.
•The decrease in prepaid expenses and other current assets is primarily due to the amortization of prepaid insurance premiums which are generally paid in late October each year.
•The increase in our total trade and unbilled receivables during 2021 is attributable primarily to an increase in activity for our international drilling operations, which experienced an increase in revenue of approximately 50% for the quarter ended March 31, 2021 as compared to the quarter ended December 31, 2020. This increase in activity during 2021, combined with the impact of the timing of the billing and collection cycles for our international drilling contracts, drove the 13% increase in our total trade and unbilled receivables.
Our current liabilities increased $1.5 million during 2021, due to $1.6 million increases in both accrued employee costs and accrued interest, offset partially by decreases in other accrued expenses and trade accounts payable.
•The increase in accrued employee costs during 2021 is primarily due to the timing of pay periods and the associated withholding and unemployment tax payments. The decrease was partially offset by a decrease in accrued severance costs associated with payments made to former executives in accordance with their respective severance agreements.
•The increase in accrued interest during 2021 is attributable to the timing of interest payments on our Convertible Notes, for which interest is payable semi-annually in May and November, and our Senior Secured Notes, for which interest is payable quarterly in February, May, August and November each year.
•The $0.8 million and $0.7 million decreases in other accrued expenses and trade accounts payable, respectively, during 2021 are primarily due to the timing of payments made for various items including property taxes that were accrued for at December 31, 2020 and wireline job supplies which were received in December 2020.
Capital Expenditures — During the three months ended March 31, 2021 and 2020, our capital expenditures totaled $3.7 million and $7.5 million, respectively, primarily related to routine expenditures that are necessary to maintain our fleets. Currently, we expect to spend a total of approximately $17 million to $19 million on capital expenditures during 2021, which is limited to routine expenditures necessary to maintain our fleets. Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, availability of capital resources, and the level of investment opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2021 from cash and operating cash flow in excess of our working capital requirements, although available borrowings under our ABL Credit Facility are also available, if necessary.
Debt Instruments and Compliance Requirements — On the Effective Date, we entered into a $75 million senior secured asset-based revolving credit agreement which was later amended and reduced to $40 million in August 2020 (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”). The proceeds from the issuance of the Convertible Notes and the Senior Secured Notes were used to repay the then outstanding term loan.

The following is a summary of our debt instruments and compliance requirements including covenants, restrictions and guarantees, as it relates to our Convertible Notes and Senior Secured Notes, and a summary of our ABL Credit Facility is included in the above section entitled ABL Credit Facility. As of March 31, 2021, we were in compliance with all covenants required by our debt instruments. However, our ability to maintain compliance with our debt instruments, and to service our debt, is dependent upon the level of demand for our products and services, the level of spending by our clients, the supply and demand for oil, oil and gas prices, general economic and market conditions and other factors which are beyond our control. If we are unable to generate cash flow sufficient for debt service and repayment at maturity, we may seek to refinance our debts or access additional capital through debt/equity offerings.
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
If we undergo a “fundamental change” as defined in the Convertible Notes Indenture, subject to certain conditions, holders may require us to repurchase all or any portion of their Convertible Notes for cash at an amount equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. In the case of certain fundamental change events that constitute merger events (as defined in the Convertible Notes Indenture), we have a superseding right to cause the mandatory conversion of all or part of the Convertible Notes into a number of shares of common stock, per $1,000 principal amount of Convertible Notes, equal to the then-current conversion rate or the cash value of such number of shares of common stock.
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
The Convertible Notes Indenture contains covenants that limit our ability and the ability of certain of our subsidiaries to incur, assume or guarantee additional indebtedness and create liens and enter into mergers or consolidations. The Convertible Notes Indenture also contains customary events of default. In the case of an event of default arising from certain events of bankruptcy, insolvency or other similar law, with respect to us or any of our significant subsidiaries, all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the Convertible Notes due and payable immediately.
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

Senior Secured Notes Indenture and Senior Secured Notes due 2025. We entered into an indenture, dated as of the Effective Date, among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee, as supplemented by the First Supplemental Indenture, dated March 4, 2021 (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by substantially all of our existing domestic subsidiaries, which also guarantee our obligations under the ABL Credit Facility, (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors.
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
Pursuant to the Senior Secured Notes Indenture, we commenced and completed offers to purchase $2.6 million in aggregate principal amount of the Senior Secured Notes during the year ended December 31, 2020 at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest through, but not including, the respective purchase dates. During the three months ended March 31, 2021, we completed additional qualifying asset sales and associated offers to purchase an aggregate $1.3 million in principal amount of the Senior Secured Notes and recognized $0.1 million of loss on extinguishment of debt associated with these repayments. As of March 31, 2021, the aggregate principal amount of Senior Secured Notes outstanding is $77.2 million.
Supplemental Guarantor Information
Our Senior Secured Notes are issued by Pioneer Energy Services Corp. (the “Parent Issuer”) and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all existing 100%-owned domestic subsidiaries (the “Guarantors”), except for Pioneer Services Holdings, LLC. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Secured Notes (and did not guarantee our Prepetition Senior Notes). The non-guarantor subsidiaries do not have any payment obligations under the Senior Secured Notes, the guarantees, or the

Senior Secured Notes Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary would be obligated to pay the holders of its debt and other liabilities, including its trade creditors, before it would be able to distribute any of its assets to us. As of March 31, 2021, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
The following tables present summarized financial information for the Parent Issuer and Guarantors, on a combined basis after the elimination of intercompany balances and transactions between the Parent Issuer and Guarantors and investments in any subsidiary that is a non-guarantor (amounts in thousands):

March 31, 2021
Current assets, excluding those due from non-guarantor subsidiaries	$86,885
Current assets due from non-guarantor subsidiaries	28,213
Property and equipment, net	136,225
Noncurrent assets, excluding property and equipment	15,082

Current liabilities	$55,650
Long-term debt	149,222
Noncurrent liabilities, excluding long-term debt	7,017

Three Months Ended March 31, 2021
Revenues	$47,675
Operating costs	37,251
Loss from operations(1)	(5,502)
Net loss(1)	(13,038)
(1)     Includes intercompany lease income from non-guarantor subsidiary totaling $1.2 million during the period.

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

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues:
Domestic drilling	$22,483	$35,891
International drilling	11,063	14,455
Drilling services	33,546	50,346
Well servicing	14,857	25,616
Wireline services	10,335	33,133
Coiled tubing services	—	5,227
Production services	25,192	63,976
Consolidated revenues	$58,738	$114,322

Operating costs:
Domestic drilling	$15,459	$23,865
International drilling	8,075	12,138
Drilling services	23,534	36,003
Well servicing	11,888	20,951
Wireline services	9,878	28,284
Coiled tubing services	26	6,784
Production services	21,792	56,019
Consolidated operating costs	$45,326	$92,022

Gross margin:
Domestic drilling	$7,024	$12,026
International drilling	2,988	2,317
Drilling services	10,012	14,343
Well servicing	2,969	4,665
Wireline services	457	4,849
Coiled tubing services	(26)	(1,557)
Production services	3,400	7,957
Consolidated gross margin	$13,412	$22,300

Consolidated:
Net loss	$(16,942)	$(69,104)
Adjusted EBITDA (1)	$3,644	$2,090
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

A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following table (amounts in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net loss	$(16,942)	$(69,104)
Depreciation and amortization	13,365	21,984
Prepetition restructuring charges	—	17,074
Impairment	—	17,853
Reorganization items, net	146	6,663
Interest expense	6,534	8,651
Loss on extinguishment of debt	83	—
Income tax expense (benefit)	458	(1,031)
Adjusted EBITDA	3,644	2,090
General and administrative	9,713	14,655
Bad debt recovery (expense), net	(197)	727
Gain on dispositions of property and equipment, net	(2,298)	(717)
Other expense	2,550	5,545
Consolidated gross margin	$13,412	$22,300
Consolidated gross margin — We experienced a significant decline in demand for all our service offerings beginning in March 2020 as a result of the economic downturn caused by the COVID-19 pandemic and adverse global oil production and pricing decisions made by OPEC and non-OPEC countries, as described in more detail in the earlier section entitled, “Market Conditions and Outlook.” Our consolidated gross margin decreased by $8.9 million, or 40%, for the three months ended March 31, 2021, as compared to the corresponding period in 2020 with our domestic drilling and wireline businesses experiencing a combined $9.4 million decrease in gross margin.
•Drilling Services — On a percentage basis, our drilling services revenues and operating costs decreased in tandem for the three months ended March 31, 2021 as compared to the corresponding period in 2020, declining by 33% and 35%, respectively, driven primarily by a 20% decrease in revenue days. The following table provides operating statistics for each of our drilling services segments:

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Domestic drilling:
Average number of drilling rigs	17	17
Utilization rate	68%	89%
Revenue days	1,034	1,382

Average revenues per day	$21,744	$25,970
Average operating costs per day	14,951	17,268
Average margin per day	$6,793	$8,702

International drilling:
Average number of drilling rigs	8	8
Utilization rate	44%	43%
Revenue days	319	315

Average revenues per day	$34,680	$45,889
Average operating costs per day	25,313	38,533
Average margin per day	$9,367	$7,356
Our domestic drilling average revenues and margin per day for the three months ended March 31, 2021 decreased by 16% and 22%, respectively, as compared to the corresponding period in 2020 primarily due to the decline in dayrates for contracts that were renewed or renegotiated during 2020, as well as the impact of increased amortization of deferred mobilization revenue and costs during 2020 for rigs that were deployed under new contracts in the second half of 2019.

Our international drilling average margin per day improved 27% for the three months ended March 31, 2021 as compared to the corresponding period in 2020, despite only a 2% improvement in utilization over the same period. Average revenues and operating costs per day decreased by 24% and 34%, respectively, as certain customers terminated or suspended drilling contracts in 2020 in response to the decline in industry conditions. These contract terminations and suspensions in 2020 also resulted in an increase in rig demobilization activity, for which revenues and costs are higher than daywork activity, but for which there are no associated revenue days. The decrease in rig standby and demobilization costs for the three months ended March 31, 2021 as compared to the corresponding period in 2020 contributed to the improvement in average margin per day during 2021.
•Production Services — Our revenues and operating costs from production services each decreased 61% for the three months ended March 31, 2021 as compared to the corresponding period in 2020. The following table provides operating statistics for each of our production services segments:

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Well servicing:
Average number of rigs	123	123
Utilization rate	35%	51%
Rig hours	29,858	44,232
Average revenue per hour	$498	$579

Wireline services:
Average number of units	74	93
Number of stages	2,591	6,070
Our well servicing rig hours decreased by 32% for the three months ended March 31, 2021 as compared to the corresponding period in 2020, while average revenues per hour decreased by 14%. Although overall activity declined beginning in March 2020, especially for completion services, average revenues per hour remained relatively stable until June 2020 in regions where pricing was slower to respond to economic conditions.
Our wireline services business segment experienced decreases of 57% and 32% in the number of perforating stages performed and revenue per stage, respectively, for the three months ended March 31, 2021, as compared to the corresponding period in 2020. Already decreasing demand for completion-related services worsened with the sharp decline in industry conditions beginning in late February 2020, and resulted in our decision to close several underperforming operating locations and downsize our fleet beginning in the second quarter of 2020. In early 2021, we closed another operating location that experienced a decline in revenue and are continuing our evaluation of this business for further cost reductions.
Depreciation and amortization expense — Our depreciation expense decreased by $8.6 million, or 39%, for the three months ended March 31, 2021 as compared to the corresponding period in 2020, primarily as a result of the application of fresh start accounting which resulted in reductions to the values of our long-lived assets as of May 31, 2020 as well as the designation of all our coiled tubing assets as held-for-sale at June 30, 2020. The overall decrease in depreciation expense was partially offset by an increase for the amortization of intangible assets which were established in connection with fresh start accounting at May 31, 2020. Also, as a result of applying fresh start accounting, we assigned new useful lives to our long-lived assets, several of which were assigned a remaining useful life of one year. Therefore, with no significant capital expenditures expected for the remainder of 2021, we expect a decline in depreciation and amortization expense in mid-2021 as this class of assets becomes fully depreciated.
Prepetition restructuring charges — All expenses and losses incurred prior to the Petition Date which were related to the Chapter 11 proceedings are presented as prepetition restructuring charges in our Predecessor condensed consolidated statements of operations, including $9.6 million of expense incurred for the Commitment Premium pursuant to the Backstop Commitment Agreement. For more detail, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2020.
Impairment — Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million and $1.5 million during 2020 to reduce the carrying values of our coiled tubing assets and certain held-for-sale assets, respectively, to their estimated fair values.
Reorganization items, net — Any expenses, gains, and losses incurred subsequent to the filing for Chapter 11 and directly related to such proceedings are presented as reorganization items in our condensed consolidated statements of operations. For more detail, see Note 2, Emergence from Voluntary Reorganization under Chapter 11, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2020.
Interest expense — Our interest expense decreased by $2.1 million, or 24% for the three months ended March 31, 2021 as compared to the corresponding period in 2020, primarily because the Prepetition Senior Notes stopped accruing interest as of March 1, 2020, in accordance with the terms of the Plan, and because our total outstanding debt was significantly reduced upon our emergence from Chapter 11. The overall decreases were slightly offset by an increase in amortization of debt discounts and issuance costs, which increased the total effective interest rate during the period.
Income tax expense (benefit) — Our effective tax rates differ from the applicable U.S. statutory rates primarily due to the impact of valuation allowances, as well as the impact of state taxes, other permanent differences, and the mix of profit and loss between federal, state and international taxing jurisdictions with different tax rates.
General and administrative expense — Our general and administrative expense decreased by $4.9 million, or 34%, for the three months ended March 31, 2021 as compared to the corresponding period in 2020, of which $3.9 million is attributable to reduced employee costs. During 2020, we implemented various cost cutting measures including, among other things, reductions in headcount, incentive compensation, and base salary compensation for our executives and other administrative personnel, and reduced cash compensation for our non-employee directors.
Gain on dispositions of property and equipment, net — During the three months ended March 31, 2021 and the corresponding period in 2020, we recognized net gains of $2.3 million and $0.7 million, respectively, on the disposition or sale of various property and equipment, primarily for the sale of coiled tubing equipment during the three months ended March 31, 2021.
Other expense — The decrease in our other expense for the three months ended March 31, 2021 as compared to the corresponding period in 2020 is primarily related to $2.6 million of net foreign currency losses recognized for our Colombian operations, as compared to $5.6 million of net foreign currency losses during the corresponding period in 2020.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2021, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2020.
Accounting estimates — Material estimates affecting our financial results, including those that are particularly susceptible to significant changes in the near term, relate to our estimates of certain variable revenues and amortization periods of certain deferred revenues and costs associated with drilling daywork contracts, our estimates of projected cash flows and fair values for impairment evaluations, our estimate of the valuation allowance for deferred tax assets, and our estimate of the liability relating to the self-insurance portion of our health and workers’ compensation insurance.
~~•~~Revenues. In accordance with ASC Topic 606, Revenue from Contracts with Customers, we estimate certain variable revenues associated with the demobilization of our drilling rigs under daywork drilling contracts. We also make estimates of the applicable amortization periods for deferred mobilization costs, and for mobilization revenues related to cancelable term contracts which represent a material right to our clients. These estimates and assumptions are described in more detail in Note 2, Revenue from Contracts with Customers. In order to make these estimates, management considers all the facts and circumstances pertaining to each particular contract, our past experience and knowledge of current market conditions. For more information, see Note 2, Revenue from Contracts with Customers, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
•Impairment Evaluation. In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continue to monitor potential indicators of impairment and concluded that none of our reporting units are currently at risk of impairment at March 31, 2021.
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
•Deferred Tax Assets. We provide a valuation allowance when it is more likely than not that some portion of our deferred tax assets will not be realized. We evaluated the impact of the reorganization, including the change in control, resulting from our bankruptcy emergence and determined it is more likely than not that we will not fully realize future income tax benefits related to our domestic net deferred tax assets based on the annual limitations that impact us, historical results, and expected market conditions known on the date of measurement. For more information, see Note 6, Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
•Insurance Claim Liabilities. We use a combination of self-insurance and third-party insurance for various types of coverage. We have stop-loss coverage of $225,000 per covered individual per year under our health insurance and deductibles of $500,000 and $250,000 per occurrence under our workers’ compensation and auto liability insurance, respectively. We have a $500,000 self-insured retention and an additional aggregate deductible of $500,000 under our general liability insurance as well as an annual aggregate deductible of $1,000,000 on the first layer of excess coverage. At March 31, 2021, our accrued insurance premiums and deductibles include approximately $0.7 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $1.8 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing. For more information, see Note 10, Commitments, Contingencies and Insurance Claim Liabilities of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
For information about recently issued accounting standards, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable rate debt and (ii) foreign currency exchange rate risk associated with our international operations in Colombia.
Interest Rate Risk — We are exposed to interest rate market risk on our variable rate debt. We do not use financial instruments for trading or other speculative purposes. As of March 31, 2021, the principal amount outstanding under our variable rate debt, the Senior Secured Notes, was $77.2 million. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.2 million during the three months ended March 31, 2021. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2021.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian Pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in net foreign currency losses of $2.6 million for the three months ended March 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation or subject to disputes or claims arising out of our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flows. For information on Legal Proceedings, see Note 10, Commitments, Contingencies and Insurance Claim Liabilities, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The following exhibits are filed as part of this report:

Exhibit Number		Description

3.1*	-	Certificate of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.2)).

4.1*	-	Specimen Common Stock Certificate (New Common Stock) (Form 8-A/A dated June 5, 2020 (File No. 1-8182, Exhibit 4.4)).

4.2*	-	Convertible Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Convertible Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.2)).

4.4*	-	Senior Secured Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.3)).

4.5*	-	Senior Secured Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.4)).

4.6*	-	Registration Rights Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.3)).

4.7*	-	First Supplemental Indenture to Senior Secured Notes Indenture, dated March 3, 2021, (Form 10-K dated March 5, 2021 (File No. 1-8182, Exhibit 4.8))

31.1**	-	Certification by Matthew S. Porter, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Matthew S. Porter, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	-	Inline XBRL Taxonomy Extension Schema Document

101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: May 7, 2021