Form 10-Q
period 2021-06-30
PIONEER ENERGY SERVICES CORP
filed 2021-08-06
CIK 320575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of July 31, 2021, there were 1,822,670 shares of common stock, par value $0.001 per share, of the registrant outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$28,963	$31,181
Restricted cash	1,298	1,148
Receivables:
Trade, net of allowance for doubtful accounts	32,183	29,803
Unbilled receivables	8,094	4,740
Insurance recoveries	21,246	22,106
Other receivables	2,676	2,716
Inventory	12,384	12,641
Assets held for sale	1,605	3,608
Prepaid expenses and other current assets	3,827	5,190
Total current assets	112,276	113,133

Property and equipment, at cost	199,971	193,529
Less accumulated depreciation	55,137	31,760
Net property and equipment	144,834	161,769
Intangible assets, net of accumulated amortization	8,473	8,942
Deferred income taxes	12,908	12,746
Operating lease assets	3,972	4,383
Other noncurrent assets	12,348	13,457
Total assets	$294,811	$314,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$20,096	$17,516
Current portion of long-term debt	300	150
Deferred revenues	955	1,019
Accrued expenses:
Employee compensation and related costs	8,879	7,325
Insurance claims and settlements	21,246	22,106
Insurance premiums and deductibles	3,671	3,928
Interest	2,002	2,015
Other	3,878	4,959
Total current liabilities	61,027	59,018

Long-term debt, less unamortized discount and debt issuance costs	151,709	147,167
Noncurrent operating lease liabilities	3,210	3,622
Deferred income taxes	1,739	947
Other noncurrent liabilities	1,783	1,779
Total liabilities	219,468	212,533
Commitments and contingencies (Note 11)
Stockholders’ equity:
Successor common stock, $0.001 par value; 25,000,000 shares authorized; 1,840,641 and 1,647,224 shares outstanding June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	147,126	142,119
Accumulated deficit	(71,785)	(40,224)
Total stockholders’ equity	75,343	101,897
Total liabilities and stockholders’ equity	$294,811	$314,430
See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Successor		Predecessor
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020

Revenues	$59,526	$11,163	$28,048

Costs and expenses:
Operating costs	46,397	8,743	22,025
Depreciation and amortization	11,944	5,236	13,663
General and administrative	10,997	4,213	7,392
Prepetition restructuring charges	—	—	(252)
Impairment	—	388	—
Bad debt expense (recovery), net	(198)	(283)	482
Gain on dispositions of property and equipment, net	(1,072)	(460)	(272)
Total costs and expenses	68,068	17,837	43,038
Loss from operations	(8,542)	(6,674)	(14,990)

Other income (expense):
Interest expense, net of interest capitalized	(6,698)	(2,215)	(4,135)
Reorganization items, net	239	(1,144)	(15,240)
Loss on extinguishment of debt	(109)	—	(3,723)
Other income (expense), net	(176)	(230)	2,212
Total other expense, net	(6,744)	(3,589)	(20,886)

Loss before income taxes	(15,286)	(10,263)	(35,876)
Income tax benefit	667	446	755
Net loss	$(14,619)	$(9,817)	$(35,121)

Loss per common share - Basic	$(12.01)	$(9.37)	$(0.44)

Loss per common share - Diluted	$(12.01)	$(9.37)	$(0.44)

Weighted average number of shares outstanding—Basic	1,217	1,048	79,288

Weighted average number of shares outstanding—Diluted	1,217	1,048	79,288

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020

Revenues	$118,264	$11,163	$142,370

Costs and expenses:
Operating costs	91,723	8,743	114,047
Depreciation and amortization	25,309	5,236	35,647
General and administrative	20,710	4,213	22,047
Prepetition restructuring charges	—	—	16,822
Impairment	—	388	17,853
Bad debt expense (recovery), net	(395)	(283)	1,209
Gain on dispositions of property and equipment, net	(3,370)	(460)	(989)
Total costs and expenses	133,977	17,837	206,636
Loss from operations	(15,713)	(6,674)	(64,266)

Other income (expense):
Interest expense, net of interest capitalized	(13,232)	(2,215)	(12,294)
Reorganization items, net	93	(1,144)	(21,903)
Loss on extinguishment of debt	(192)	—	(4,215)
Other income (expense), net	(2,726)	(230)	(3,333)
Total other expense, net	(16,057)	(3,589)	(41,745)

Loss before income taxes	(31,770)	(10,263)	(106,011)
Income tax benefit	209	446	1,786
Net loss	$(31,561)	$(9,817)	$(104,225)

Loss per common share - Basic	$(26.79)	$(9.37)	$(1.32)

Loss per common share - Diluted	$(26.79)	$(9.37)	$(1.32)

Weighted average number of shares outstanding—Basic	1,178	1,048	78,968

Weighted average number of shares outstanding—Diluted	1,178	1,048	78,968

See accompanying notes to condensed consolidated financial statements.

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Shares		Amount		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury	Common	Treasury
Balance as of December 31, 2020 (Successor)	1,649	(1)	$2	$—	$142,119	$(40,224)	$101,897
Net loss	—	—	—	—	—	(16,942)	(16,942)
Stock-based compensation expense	—	—	—	—	830	—	830
Balance as of March 31, 2021 (Successor)	1,649	(1)	$2	$—	$142,949	$(57,166)	$85,785
Net loss	—	—	—	—	—	(14,619)	(14,619)
Payment of in-kind interest on Convertible Notes	—	—	—	—	2,124	—	2,124
Equity awards vested or exercised	193	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,053	—	2,053
Balance as of June 30, 2021 (Successor)	1,842	(1)	$2	$—	$147,126	$(71,785)	$75,343

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

PIONEER ENERGY SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020

Cash flows from operating activities:
Net loss	$(31,561)	$(9,817)	$(104,225)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,309	5,236	35,647
Allowance for doubtful accounts, net of recoveries	(395)	(283)	1,209
Gain on dispositions of property and equipment, net	(3,370)	(460)	(989)
Reorganization items, net	—	—	18,713
Stock-based compensation expense	2,883	—	552
Amortization of debt issuance costs and discount	5,323	766	1,084
Interest paid in-kind	4,376	—	—
Loss on extinguishment of debt	192	—	4,215
Impairment	—	388	17,853
Deferred income taxes	631	(399)	(546)
Change in other noncurrent assets	252	(36)	(800)
Change in other noncurrent liabilities	(257)	355	1,524
Changes in current assets and liabilities:
Receivables	(4,503)	7,395	44,041
Inventory	278	240	1,441
Prepaid expenses and other current assets	1,476	133	1,121
Accounts payable	2,788	1,216	(15,174)
Deferred revenues	(65)	522	(1,219)
Accrued expenses	179	(539)	(6,692)
Net cash provided by (used in) operating activities	3,536	4,717	(2,245)

Cash flows from investing activities:
Purchases of property and equipment	(8,662)	(900)	(10,848)
Proceeds from sale of property and equipment	6,058	752	1,665
Proceeds from insurance recoveries	—	—	22
Net cash used in investing activities	(2,604)	(148)	(9,161)

Cash flows from financing activities:
Debt repayments	(3,000)	—	(175,000)
Proceeds from debt issuance	—	—	195,187
Proceeds from DIP Facility	—	—	4,000
Repayment of DIP Facility	—	—	(4,000)
Payments of debt issuance costs	—	—	(7,625)
Purchase of treasury stock	—	—	(8)
Net cash provided by (used in) financing activities	(3,000)	—	12,554

Net decrease in cash, cash equivalents and restricted cash	(2,068)	4,569	1,148
Beginning cash, cash equivalents and restricted cash	32,329	26,765	25,617
Ending cash, cash equivalents and restricted cash	$30,261	$31,334	$26,765

Supplementary disclosure:
Interest paid	$3,440	$9	$8,105
Income tax paid	$1,027	$118	$893
Reorganization items paid	$—	$784	$14,947
Noncash investing and financing activity:
Change in capital expenditure accruals	$(290)	$(188)	$(1,924)
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
			25
Our production services business segments provide a range of services to producers primarily in Texas, North Dakota and the Rocky Mountain region. As of June 30, 2021, the fleet counts for each of our production services business segments were as follows:

	550 HP	600 HP	Total
Well servicing rigs, by horsepower (HP) rating	111	12	123
Wireline services units			72
Basis of Presentation
Subsequent Events — In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2021, through the filing of this Form 10-Q, for inclusion as necessary.
On July 5, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Patterson-UTI Energy, Inc., a Delaware corporation (“Patterson”), Crescent Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Patterson (“Merger Sub Inc.”), and Crescent Ranch Second Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Patterson (“Merger Sub LLC”), pursuant to which, upon the terms and subject to the conditions set forth therein, (i) Merger Sub Inc. will merge with and into Pioneer Energy Services Corp. (“Pioneer”), with Pioneer continuing as the surviving entity (the “Surviving Corporation”) (the “First Company Merger”) and (ii) immediately following the First Company Merger, the Surviving Corporation will merge with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving entity (the “Surviving Company”) (the “Second Company Merger” and, together with the First Company Merger, the “Mergers”), which is described in more detail in Note 2, Subsequent Events.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Energy Services Corp. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. We suggest that you read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2020.
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
Additional Detail of Account Balances
Restricted Cash — Our restricted cash balance primarily reflects the portion of net proceeds from the issuance of our senior secured term loan held in a restricted account until the completion of certain administrative tasks related to providing access rights to certain of our real property, a condition which is still in effect under the terms of our post-emergence debt instruments, as well as $0.3 million and $0.2 million of proceeds from asset sales received at June 30, 2021 and December 31, 2020, respectively, which were used to fund the redemption of Senior Secured Notes tendered in January and July 2021, respectively, as further described in Note 6, Debt.
Other Receivables — Our other receivables primarily consist of recoverable taxes related to our international operations, and, for December 31, 2020, refundable payroll tax credit receivables associated with the CARES Act.

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
2.     Subsequent Events
Merger Agreement with Patterson-UTI
On July 5, 2021, Pioneer entered into the Merger Agreement with Patterson, and Patterson’s wholly owned subsidiaries, Merger Sub Inc., and Merger Sub LLC, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub Inc. will merge with and into Pioneer, with Pioneer continuing as the surviving entity, which will then merge with and into Merger Sub LLC, which will continue as the surviving entity. Upon consummation of the merger transactions, Pioneer will be a wholly owned subsidiary of Patterson and will no longer be a registrant under the rules of the SEC.
Under the terms of the Merger Agreement and as more fully described below, Pioneer will receive from Patterson aggregate consideration of up to 26,275,000 shares of common stock, par value $0.01 per share, of Patterson (“Patterson common stock”) and $30 million of cash. As more fully described in the Merger Agreement, all of Pioneer’s debt is being retired in connection with the Mergers with a portion of such shares and cash with Pioneer’s cash on hand determined in accordance with the Merger Agreement prior to closing (the “Company Cash”).
Pursuant to the Merger Agreement and subject to certain exceptions, holders of Common stock and holders of Convertible Notes will be issued shares of Patterson common stock according to an exchange ratio (the “Exchange Ratio”) to be determined at the closing of the Mergers and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”). The Exchange Ratio will equal the quotient obtained by dividing (i) 26,275,000 (subject to a downward adjustment as specified in the Merger Agreement if the average of the volume weighted average prices of the Patterson common stock during the 10 consecutive trading days ending with the last complete trading day prior to the closing date (“Patterson VWAP”) is greater than $11.00) less the shares of Patterson common stock to be delivered to the holders of the Senior Secured Floating Rate Notes due 2025 of Pioneer (the “Senior Notes”) as described below, by (ii) the aggregate number of shares of Common stock issued and outstanding immediately prior to the effective time of the First Company Merger (the “Effective Time”) plus the number of shares of Common stock into which the Convertible Notes are convertible immediately prior to the Effective Time. The shares of common stock to be delivered to holders of common stock and Convertible Notes in the Transactions are referred to as the “Merger Consideration.”
Pursuant to the Merger Agreement, immediately prior to the Effective Time, subject to certain exceptions, each share of Common stock issued and outstanding will be converted into the right to receive a number of shares of Patterson common stock equal to the Exchange Ratio. Each share of Common stock held in treasury by Pioneer or owned directly or indirectly by Patterson or Merger Sub Inc. will be automatically cancelled and will cease to exist, and no consideration will be issued therefor. Additionally, the Convertible Notes will convert into shares of Common stock in accordance with their terms in connection with the closing of the Transactions and the holders will receive shares of Patterson common stock on the same basis as if such notes had been converted pursuant to physical settlement prior to the closing of the Transactions. Additionally, each award of restricted common stock granted under Pioneer’s 2020 Employee Incentive Plan that is outstanding immediately prior to the merger transactions will become fully vested and treated as shares of Common stock.

In connection with the closing under the Merger Agreement, the Senior Notes will be redeemed at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to, but excluding, the closing date. In accordance with the Merger Agreement and the Third Supplemental Indenture to that certain Indenture, dated as of May 29, 2020, between the Company and Wilmington Trust, National Association, as trustee and security agent, as amended and supplemented by that certain First Supplemental Indenture, dated as of March 3, 2021, as further amended and supplemented by that certain Second Supplemental Indenture, dated as of May 11, 2021 (the “Indenture”), to be entered into in connection with the Transactions (the “Third Supplemental Indenture”), the redemption price will be paid in a combination of cash and shares of Patterson common stock, which will reduce the number of shares to be delivered to holders of Common stock and Convertible Notes. The amount of cash to be paid upon such redemption will not exceed an amount equal to $30 million plus Company Cash less the expenses to be paid by Pioneer in connection with the Transactions (the “Company Expenses”) less amounts required to repay in full and retire any indebtedness outstanding under the ABL Credit Facility (and such payoff amount the “Company ABL Payoff Amount”) and less the amount of accrued interest on the Convertible Notes (“Accrued Interest”). The number of shares of Patterson common stock to be delivered in such redemption will equal (i) the redemption price (including accrued interest) less $30 million less Company Cash, plus the Company Expenses, plus the Company ABL Payoff Amount and plus the Accrued Interest, divided by (ii) the product of (x) the average of the Patterson VWAP for the three consecutive trading days ending on the second trading day immediately preceding the closing date and (y) 0.8575.
Each of Pioneer and Patterson makes representations and warranties in the Merger Agreement and is subject to interim operating covenants relating to the conduct of its respective business during the interim period between the execution of the Merger Agreement and the closing of the Transactions. The parties are required to use their reasonable best efforts to cause the Transactions to be consummated as promptly as reasonably practicable and to obtain any required regulatory approvals, subject to certain exceptions.
The closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the approval of the holders of at least sixty percent of the total voting power of all outstanding securities of Pioneer generally entitled to vote at a meeting of Pioneer’s stockholders (including the Convertible Notes) (the “Pioneer Stockholder Approval”) pursuant to the terms of the Merger Agreement, (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act shall have expired or been terminated, (iii) there being no law, injunction or order by a governmental body prohibiting the consummation of the Mergers, (iv) the approval for listing of the Patterson common stock to be issued in connection with the First Company Merger on the NASDAQ, (v) the registration statement on Form S-4, to be filed with the SEC by Patterson, having been declared effective by the SEC, (vi) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, (vii) compliance by each other party in all material respects with their respective covenants, (viii) the absence of a Company Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement), as applicable, (ix) execution and delivery of the Third Supplemental Indenture, and (x) the requirement that not more than 6% of the shares of Common stock outstanding immediately prior to the Mergers have validly exercised appraisal rights pursuant to Delaware law.
The Merger Agreement contains termination rights for each of the Company and Patterson, including, among others, a termination right for each party if the consummation of the Mergers does not occur on or before January 3, 2022 (the “Outside Date”), subject to certain exceptions; provided that the right to terminate the Merger Agreement for failure to consummate the Mergers by the Outside Date will not be available to any party to the Merger Agreement whose failure to fulfill in any material respect any of its obligations under the Merger Agreement is the primary cause of, or the primary factor that resulted in, the failure of the Mergers being consummated by such Outside Date. Additionally, either party may terminate the Merger Agreement if (i) any court of competent jurisdiction or governmental entity takes action that prohibits the Transactions, (ii) if the Pioneer Stockholder Approval is not obtained or (iii) if the other party breaches the Merger Agreement and cannot cure such breach within the applicable time period. Additionally, Pioneer may elect to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) or if the Patterson VWAP drops below $5.60 for the 10 consecutive trading days prior to the closing of the Transactions. Patterson may elect to terminate the Merger Agreement if the Pioneer board changes its recommendation to approve the Merger Agreement. Moreover, pursuant to the Merger Agreement, Pioneer is subject to customary limitations prohibiting any solicitations or negotiations of alternative proposals between the execution of the Merger Agreement and the closings of the Transactions.
As more fully described in the Merger Agreement, in the event that the Merger Agreement is terminated (i) by Pioneer to accept a Superior Proposal prior to obtaining the Pioneer Stockholder Approval or (ii) by Patterson due to the Pioneer board’s change of recommendation with respect to the Transactions, then Pioneer will be obligated to pay to Patterson a break-up fee of $9.5 million (the “Break-Up Fee”) pursuant to the terms of the Merger Agreement. Pioneer will also be obligated to pay the Break-Up Fee if (i) an acquisition proposal of Pioneer is made by a third party, (ii) Pioneer or Patterson then terminates the Merger Agreement for failure to consummate the Mergers by the Outside Date or for failure to obtain the Pioneer Stockholder Approval, or if Patterson terminates the Merger Agreement due to Pioneer’s breach thereof and failure to cure such breach within the specified time, and (iii) within 12 months thereafter Pioneer enters into an alternative transaction.
In connection with the Merger Agreement, certain holders of Common stock and Convertible Notes holding approximately 88% of the voting power of Pioneer and 100% of the Senior Notes (collectively, the “Supporting Holders”) have entered into voting and support agreements with Patterson pursuant to which, among other things, the Supporting Holders have agreed, subject to certain limitations and exceptions, not to transfer any of their Common stock or Convertible Notes (collectively, the “Covered Securities”) until the earlier of the date the Merger Agreement is terminated by the Effective Time, to vote such Covered Securities in a manner to facilitate the consummation of the Mergers and to consent to and approve the Third Supplemental Indenture.
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
Our current and noncurrent deferred revenues, contract assets and deferred costs as of June 30, 2021 and December 31, 2020 were as follows (amounts in thousands):

	Successor
	June 30, 2021	December 31, 2020
Current deferred revenues	$955	$1,019
Current deferred costs	410	361
Current contract assets	—	300

Noncurrent deferred costs	204	194
The changes in contract balances and contract assets during 2021 are primarily related to the amortization of deferred revenues and costs and the impact of demobilization performed in January for which the revenue was earned over the contract period in 2020. These decreases were partially offset by increases related to three rigs deployed under new contracts in 2021. Amortization of deferred revenues and costs were as follows (amounts in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020
Amortization of deferred revenues	$889	$46	$2,705
Amortization of deferred costs	541	39	1,876
As of June 30, 2021, 15 of our 25 rigs are earning under daywork contracts, of which 9 are under domestic term contracts, and 4 additional rigs are contracted but pending operations.
4.    Property and Equipment
Assets Held for Sale — In April 2020, we closed our coiled tubing services business and placed all of our coiled tubing services assets as held for sale at June 30, 2020, which represents $1.3 million of our total assets held for sale at June 30, 2021. We have various other equipment designated as held for sale which is carried at fair value. When the net carrying value of an asset designated as held for sale exceeds its estimated fair value, which we estimate based on expected sales prices, which are classified as Level 3 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, we recognize the difference as an impairment charge.
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
Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of

$16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continue to monitor potential indicators of impairment and concluded that none of our reporting units are currently at risk of impairment at June 30, 2021.
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
The following table summarizes our lease expense recognized, excluding variable lease costs (amounts in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020
Long-term operating lease expense	$615	$151	$1,080
Short-term operating lease expense	4,539	456	4,456

The following table summarizes the amount and timing of our obligations associated with our long-term operating leases (amounts in thousands):

	Successor
	June 30, 2021	December 31, 2020
Within 1 year	$1,074	$1,069
In the second year	992	985
In the third year	864	921
In the fourth year	885	874
In the fifth year	585	895
Thereafter	161	299
Total undiscounted lease obligations	$4,561	$5,043
Impact of discounting	(438)	(532)
Discounted value of operating lease obligations	$4,123	$4,511

Current operating lease liabilities	$913	$889
Noncurrent operating lease liabilities	3,210	3,622
	$4,123	$4,511
6.     Debt
The principal amount of our outstanding debt obligations, including those issued in payment of in-kind interest, were as follows (amounts in thousands):

	Successor
	June 30, 2021	December 31, 2020
Convertible Notes	$136,082	$132,763
Senior Secured Notes	75,496	77,439
Upon our emergence from Chapter 11, our debt obligations were recognized at fair value on our consolidated balance sheet due to the application of fresh start accounting, and a portion of the fair value of our Convertible Notes is classified as equity, as described further below.
As described further in Note 2, Subsequent Events, upon consummation of the Mergers with Patterson, all our outstanding debt obligations will be retired.
ABL Credit Facility
Upon our emergence from Chapter 11, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million (the “ABL Credit Facility”) among us and substantially all of our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent, and on August 7, 2020, we entered into a First Amendment to the ABL Credit Facility (together, herein referred to as the “ABL Credit Facility”) which, among other things, reduced the maximum amount of the revolving credit agreement to $40 million. Among other things, proceeds of loans under the ABL Credit Facility may be used to finance ongoing working capital and general corporate needs.
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
The ABL Credit Facility limits our annual capital expenditures to 125% of the budget set forth in the projections for any fiscal year and provides that if our availability plus pledged cash of up to $3 million falls below $6 million (15% of the maximum revolver amount), we will be required to comply with a fixed charge coverage ratio of 1.0 to 1.0, all of which is defined in the ABL Credit Facility. As of June 30, 2021, we had no borrowings and approximately $7.3 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit

Facility, based on eligible accounts receivable and inventory balances at June 30, 2021, availability under the ABL Credit Facility was $17.2 million, which our access to would be subject to (i) our requirement to maintain 15% available or comply with a fixed charge coverage ratio, as described above and (ii) the requirement to maintain availability of at least $4.0 million, which may include up to $2.0 million of pledged cash.
Convertible Notes
We entered into an indenture dated May 29, 2020 among the Company and Wilmington Trust, N.A., as trustee, as supplemented by the First Supplemental Indenture to the Convertible Notes Indenture dated May 11, 2021, (the “Convertible Notes Indenture”), and issued $129.8 million aggregate principal amount of convertible senior unsecured pay-in-kind notes due 2025 thereunder (the “Convertible Notes”). We received net issuance proceeds of $120.2 million, which was net of the $9.6 million Backstop Commitment Premium, which is described further below.
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
Senior Secured Notes
We entered into an indenture dated May 29, 2020 among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee, as supplemented by the First Supplemental Indenture dated March 3, 2021, and the Second Supplemental Indenture dated May 11, 2021 (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”) thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by substantially all of our existing domestic subsidiaries, which also guarantee our obligations under the ABL Credit Facility, (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors. We received net issuance proceeds of $75 million, which was net of the original issue discount of $3.1 million.
The Senior Secured Notes will mature on May 15, 2025 and accrue interest at the rate of LIBOR plus 9.5% per annum until May 15, 2024, after which the rate will be LIBOR plus 10.50% per annum, and in both cases with a LIBOR rate floor of 1.5% and payable quarterly in arrears on the 15th of each February, May, August and November of each year. The interest payments which were due prior to May 2021 were paid 50% in cash and 50% of the interest was paid in-kind in the form of an increase to the principal amount.
We may redeem all or part of the Senior Secured Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 104% for the twelve-month period beginning on June 1, 2021; (ii) 102% for the twelve-month period beginning on June 1, 2022; (iii) 101% for the twelve-month period beginning on June 1, 2023 and (iv) 100% for the twelve-month period beginning June 1, 2024 and at any time thereafter, plus accrued and unpaid interest at the redemption date. Notwithstanding the foregoing, if a change of control (as defined in the Senior Secured Notes Indenture) occurs prior to June 1, 2022, we may elect to purchase all remaining outstanding Senior Secured Notes not tendered to us as described below at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. If a change of control (as defined in the Senior Secured Notes Indenture) occurs, holders of the Senior Secured Notes will have the right to require us to repurchase all or any part of their Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
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
Having completed aggregate qualifying asset sales in excess of $5 million, in accordance with the Senior Notes Indenture, we commenced and completed offers to purchase $2.6 million in aggregate principal amount of the Senior Secured Notes during the year ended December 31, 2020 at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest through, but not including, the respective purchase dates. During the six months ended June 30, 2021, we completed additional qualifying asset sales and associated offers to purchase an aggregate $3.0 million in principal amount of the Senior Secured Notes and recognized $0.2 million of loss on extinguishment of debt associated with these repayments.
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

	Successor
	June 30, 2021	December 31, 2020
Unamortized discount on Convertible Notes (based on imputed interest rate of 20.9%)	$53,910	$56,438
Unamortized discount on Senior Secured Notes (based on imputed interest rate of 13.2%)	2,214	2,733
Unamortized debt issuance costs	3,445	3,714
7.     Taxes
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
Our deferred tax assets related to net operating losses available to reduce future taxable income, and our valuation allowance that offset a portion of our domestic net deferred tax assets, consist of the following (amounts in thousands):

	Successor
	June 30, 2021	December 31, 2020
Net operating loss carryforward deferred tax asset	$85,944	$82,901
Valuation allowance	(77,786)	(74,676)
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
9.     Earnings (Loss) Per Common Share
Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.
Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock-based compensation awards and the Convertible Notes. Potentially dilutive common shares from outstanding stock-based compensation awards are determined using the average share price for each period under the treasury stock method. Potentially dilutive shares from the Convertible Notes are determined using the if-converted method, whereby the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation (if dilutive) and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to net income (if dilutive).

The following presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations (amounts in thousands, except per share data):

	Successor		Predecessor
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020
Numerator:
Net loss (numerator for basic EPS)	$(14,619)	$(9,817)	$(35,121)
Interest expense on Convertible Notes, net of tax	—	—	—
Numerator for diluted EPS, if-converted method	(14,619)	(9,817)	(35,121)

Denominator:
Weighted-average shares (denominator for basic EPS)	1,217	1,048	79,288
Potentially dilutive shares issuable from Convertible Notes, if-converted method	—	—	—
Potentially dilutive shares issuable from outstanding stock-based compensation awards, treasury stock method	—	—	—
Denominator for diluted EPS	1,217	1,048	79,288
Loss per common share - Basic	$(12.01)	$(9.37)	$(0.44)
Loss per common share - Diluted	$(12.01)	$(9.37)	$(0.44)
Potentially dilutive securities excluded as anti-dilutive	10,204	9,733	4,103

	Successor		Predecessor
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020
Numerator:
Net loss (numerator for basic EPS)	$(31,561)	$(9,817)	$(104,225)
Interest expense on Convertible Notes, net of tax	—	—	—
Numerator for diluted EPS, if-converted method	(31,561)	(9,817)	(104,225)

Denominator:
Weighted-average shares (denominator for basic EPS)	1,178	1,048	78,968
Potentially dilutive shares issuable from Convertible Notes, if-converted method	—	—	—
Potentially dilutive shares issuable from outstanding stock-based compensation awards, treasury stock method	—	—	—
Denominator for diluted EPS	1,178	1,048	78,968
Loss per common share - Basic	$(26.79)	$(9.37)	$(1.32)
Loss per common share - Diluted	$(26.79)	$(9.37)	$(1.32)
Potentially dilutive securities excluded as anti-dilutive	10,113	9,733	4,517
In April 2021, we granted 110,417 shares of restricted stock to our non-employee directors which vested immediately and 83,000 shares of restricted stock to certain employees which will vest in either two or three equal annual installments, all of which had a grant date fair value of $9.69 per share, which was based on the price of our common stock estimated by third-party specialists using a discounted cash flow model with inputs that are defined as Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures.
As described in Note 2, Subsequent Events, upon the consummation of the Mergers, all outstanding restricted stock awards will vest in full, all Convertible Notes will convert to shares of common stock, and all holders of outstanding shares of common stock will be entitled to receive Patterson common stock according to the Exchange Ratio as specified in the Merger

Agreement.
10.    Segment Information
As of June 30, 2021, we have four operating segments, comprised of two drilling services business segments (domestic and international drilling) and two production services business segments (well servicing and wireline services), which reflects the basis used by management in making decisions regarding our business for resource allocation and performance assessment, as required by ASC Topic 280, Segment Reporting. In April 2020, we closed our coiled tubing services business and placed all of our coiled tubing services assets as held for sale at June 30, 2020. Historical financial information for our coiled tubing services business, which had previously been presented as a separate operating segment, continues to be presented in the following tables as a component of continuing operations.
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
The following tables set forth certain financial information for each of our segments and corporate (amounts in thousands):

	Successor		Predecessor
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020
Revenues:
Domestic drilling	$23,414	$5,866	$17,450
International drilling	9,685	828	1,473
Drilling services	33,099	6,694	18,923
Well servicing	18,033	3,756	6,331
Wireline services	8,394	713	2,410
Coiled tubing services	—	—	384
Production services	26,427	4,469	9,125
Consolidated revenues	$59,526	$11,163	$28,048

Operating costs:
Domestic drilling	$17,405	$3,646	$9,236
International drilling	7,760	1,063	1,538
Drilling services	25,165	4,709	10,774
Well servicing	13,445	2,810	5,926
Wireline services	7,754	1,085	3,552
Coiled tubing services	33	139	1,773
Production services	21,232	4,034	11,251
Consolidated operating costs	$46,397	$8,743	$22,025

Gross margin:
Domestic drilling	$6,009	$2,220	$8,214
International drilling	1,925	(235)	(65)
Drilling services	7,934	1,985	8,149
Well servicing	4,588	946	405
Wireline services	640	(372)	(1,142)
Coiled tubing services	(33)	(139)	(1,389)
Production services	5,195	435	(2,126)
Consolidated gross margin	$13,129	$2,420	$6,023

	Successor		Predecessor
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020
Identifiable Assets:
Domestic drilling (1)	$138,473	$150,897	$158,283
International drilling (1) (2)	40,680	47,541	49,611
Drilling services	179,153	198,438	207,894
Well servicing	41,284	47,832	49,388
Wireline services	17,998	22,623	23,948
Coiled tubing services	1,339	5,941	6,336
Production services	60,621	76,396	79,672
Corporate	55,037	68,966	65,057
Consolidated identifiable assets (3)	$294,811	$343,800	$352,623

Depreciation and amortization:
Domestic drilling	$5,975	$2,012	$7,153
International drilling	2,514	1,076	843
Drilling services	8,489	3,088	7,996
Well servicing	2,555	1,261	3,039
Wireline services	807	763	2,011
Coiled tubing services	—	—	471
Production services	3,362	2,024	5,521
Corporate	93	124	146
Consolidated depreciation	$11,944	$5,236	$13,663

Capital Expenditures:
Domestic drilling	$2,231	$484	$621
International drilling	1,405	138	106
Drilling services	3,636	622	727
Well servicing	564	30	201
Wireline services	307	60	112
Coiled tubing services	—	—	3
Production services	871	90	316
Corporate	51	—	20
Consolidated capital expenditures	$4,558	$712	$1,063

	Successor		Predecessor
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020
Revenues:
Domestic drilling	$45,897	$5,866	$53,341
International drilling	20,748	828	15,928
Drilling services	66,645	6,694	69,269
Well servicing	32,890	3,756	31,947
Wireline services	18,729	713	35,543
Coiled tubing services	—	—	5,611
Production services	51,619	4,469	73,101
Consolidated revenues	$118,264	$11,163	$142,370

	Successor		Predecessor
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020
Operating costs:
Domestic drilling	$32,864	$3,646	$33,101
International drilling	15,835	1,063	13,676
Drilling services	48,699	4,709	46,777
Well servicing	25,333	2,810	26,877
Wireline services	17,632	1,085	31,836
Coiled tubing services	59	139	8,557
Production services	43,024	4,034	67,270
Consolidated operating costs	$91,723	$8,743	$114,047

Gross margin:
Domestic drilling	$13,033	$2,220	$20,240
International drilling	4,913	(235)	2,252
Drilling services	17,946	1,985	22,492
Well servicing	7,557	946	5,070
Wireline services	1,097	(372)	3,707
Coiled tubing services	(59)	(139)	(2,946)
Production services	8,595	435	5,831
Consolidated gross margin	$26,541	$2,420	$28,323

Identifiable Assets:
Domestic drilling (1)	$138,473	$150,897	$158,283
International drilling (1) (2)	40,680	47,541	49,611
Drilling services	179,153	198,438	207,894
Well servicing	41,284	47,832	49,388
Wireline services	17,998	22,623	23,948
Coiled tubing services	1,339	5,941	6,336
Production services	60,621	76,396	79,672
Corporate	55,037	68,966	65,057
Consolidated identifiable assets (3)	$294,811	$343,800	$352,623

Depreciation and amortization:
Domestic drilling	$12,265	$2,012	$18,058
International drilling	5,662	1,076	2,144
Drilling services	17,927	3,088	20,202
Well servicing	5,491	1,261	7,820
Wireline services	1,697	763	5,088
Coiled tubing services	—	—	2,164
Production services	7,188	2,024	15,072
Corporate	194	124	373
Consolidated depreciation	$25,309	$5,236	$35,647

Capital Expenditures:
Domestic drilling	$4,616	$484	$3,862
International drilling	1,970	138	1,273
Drilling services	6,586	622	5,135
Well servicing	899	30	1,918
Wireline services	799	60	1,684
Coiled tubing services	—	—	166
Production services	1,698	90	3,768
Corporate	88	—	21
Consolidated capital expenditures	$8,372	$712	$8,924
(1)    Identifiable assets for our drilling segments include the impact of a $28.7 million and $28.3 million intercompany balance, as of June 30, 2021 and 2020, respectively, between our domestic drilling segment (intercompany receivable) and our international drilling segment (intercompany payable).

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
The following is a reconciliation of consolidated gross margin of our segments reported above to loss from operations as reported on the condensed consolidated statements of operations (amounts in thousands):

	Successor		Predecessor
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020
Consolidated gross margin	$13,129	$2,420	$6,023
Depreciation and amortization	(11,944)	(5,236)	(13,663)
General and administrative	(10,997)	(4,213)	(7,392)
Prepetition restructuring charges	—	—	252
Impairment	—	(388)	—
Bad debt (expense) recovery, net	198	283	(482)
Gain on dispositions of property and equipment, net	1,072	460	272
Loss from operations	$(8,542)	$(6,674)	$(14,990)

	Successor		Predecessor
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020
Consolidated gross margin	$26,541	$2,420	$28,323
Depreciation and amortization	(25,309)	(5,236)	(35,647)
General and administrative	(20,710)	(4,213)	(22,047)
Prepetition restructuring charges	—	—	(16,822)
Impairment	—	(388)	(17,853)
Bad debt (expense) recovery, net	395	283	(1,209)
Gain on dispositions of property and equipment, net	3,370	460	989
Loss from operations	$(15,713)	$(6,674)	$(64,266)
11.    Commitments, Contingencies and Insurance Claim Liabilities
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
We are routinely subject to various states’ sales and use tax audits. As of June 30, 2021 and December 31, 2020, our accrued liability was $1.0 million and $0.9 million, respectively, based on our estimate of the indirect tax obligations. Due to the inherent uncertainty of the audit process, we believe that it is reasonably possible that we may incur additional tax assessments with respect to one or more potential audits in excess of the amount accrued. We believe that such an outcome would not have a material adverse effect on our results of operations or financial position, but because of the aforementioned uncertainty, an estimate of the possible loss or range of loss from adverse audit results cannot reasonably be made.
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
Additionally, if the Mergers are consummated as described in Note 2, Subsequent Events, Pioneer will be required to pay certain fees which are associated with the transactions, including approximately $3.3 million in fees to our advisors which are currently contingent upon closing the transactions, certain fees associated with legal counsel, certain bonuses to employees and a portion of other fees associated with the filing of any necessary SEC documents.

Insurance Claim Liabilities
We use a combination of self-insurance and third-party insurance for various types of coverage. At June 30, 2021, our accrued insurance premiums and deductibles include approximately $0.6 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $1.8 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing. Based upon our past experience, management believes that we have adequately provided for potential losses. However, future multiple occurrences of serious injuries to employees could have a material adverse effect on our financial position and results of operations.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. These forward-looking statements are based on our current beliefs, intentions, and expectations and are not guarantees or indicators of future performance. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including risks and uncertainties relating to the effects of the pending merger with Patterson-UTI, the potential failure to complete the merger with Patterson-UTI, the effects of our bankruptcy on our business and relationships, the concentration of our equity ownership following bankruptcy, the effect of the coronavirus (COVID-19) pandemic on our industry, general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for drilling services or production services in the geographic areas where we operate, the highly competitive nature of our business, the supply of marketable equipment within the industry, technological advancements and trends in our industry and improvements in our competitors' equipment, the loss of one or more of our major clients or a decrease in their demand for our services, operating hazards inherent in our operations, the continued availability of supplies, equipment and qualified personnel required to operate our fleets, the political, economic, regulatory and other uncertainties encountered by our operations, changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment, the occurrence of cybersecurity incidents, the success or failure of future acquisitions or dispositions, our level of indebtedness and future compliance with covenants under our debt agreements, and the impact of not having our common stock listed on a national securities exchange or quoted on an over-the-counter market. We have discussed many of these factors in more detail elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Form 10-K/A for the year ended December 31, 2020, including under the headings “Risk Factors” in Item 1A and “Special Note Regarding Forward-Looking Statements and Risk Factor Summary” in the Introductory Note to Part I. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our stockholders that they should (1) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
Recent Developments
Patterson-UTI Merger Agreement
On July 5, 2021, Pioneer Energy Services Corp., a Delaware corporation (“Pioneer”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Patterson-UTI Energy, Inc., a Delaware corporation (“Patterson”), Crescent Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Patterson (“Merger Sub Inc.”), and Crescent Ranch Second Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Patterson (“Merger Sub LLC”), pursuant to which, upon the terms and subject to the conditions set forth therein, (i) Merger Sub Inc. will merge with and into Pioneer, with Pioneer continuing as the surviving entity (the “Surviving Corporation”) (the “First Company Merger”) and (ii) immediately following the First Company Merger, the Surviving Corporation will merge with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving entity (the “Surviving Company”) (the “Second Company Merger” and, together with the First Company Merger, the “Mergers”). Upon consummation of the Mergers, Pioneer will be a wholly owned subsidiary of Patterson and will no longer be a registrant under the rules of the SEC.
Under the terms of the Merger Agreement and as more fully described below, Pioneer will receive from Patterson an aggregate consideration of up to 26,275,000 shares of common stock, par value $0.01 per share, of Patterson (“Patterson common stock”) and $30 million of cash. As more fully described in the Merger Agreement, all of Pioneer’s debt is being retired in connection with the Mergers with a portion of such shares and cash with Pioneer’s cash on hand determined in accordance with the Merger Agreement prior to closing (the “Company Cash”).
Pursuant to the Merger Agreement and subject to certain exceptions, holders of Common stock and holders Convertible Notes will be issued shares of Patterson common stock according to an exchange ratio (the “Exchange Ratio”) to be determined at the closing of the Mergers and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”). The Exchange Ratio will equal the quotient obtained by dividing (i) 26,275,000 (subject to a downward adjustment as specified in the Merger Agreement if the average of the volume weighted average prices of the Patterson common stock during the 10 consecutive trading days ending with the last complete trading day prior to the closing date

(“Patterson VWAP”) is greater than $11.00) less the shares of Patterson common stock to be delivered to the holders of the Senior Secured Floating Rate Notes due 2025 of Pioneer (the “Senior Notes”) as described below, by (ii) the aggregate number of shares of Common stock issued and outstanding immediately prior to the effective time of the First Company Merger (the “Effective Time”) plus the number of shares of Common stock into which the Convertible Notes are convertible immediately prior to the Effective Time.
Pursuant to the Merger Agreement, immediately prior to the Effective Time, subject to certain exceptions, each share of Common stock issued and outstanding will be converted into the right to receive a number of shares of Patterson common stock equal to the Exchange Ratio. Each share of Common stock held in treasury by Pioneer or owned directly or indirectly by Patterson or Merger Sub Inc. will be automatically cancelled and will cease to exist, and no consideration will be issued therefor. Additionally, the Convertible Notes will convert into shares of Common stock in accordance with their terms in connection with the closing of the Transactions and the holders will receive shares of Patterson common stock on the same basis as if such notes had been converted pursuant to physical settlement prior to the closing of the Transactions. Additionally, each award of restricted common stock granted under Pioneer’s 2020 Employee Incentive Plan that is outstanding immediately prior to the merger transactions will become fully vested and treated as shares of Common stock.
In connection with the closing under the Merger Agreement, the Senior Notes will be redeemed at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to, but excluding, the closing date. In accordance with the Merger Agreement and the Third Supplemental Indenture to that certain Indenture, dated as of May 29, 2020, between the Company and Wilmington Trust, National Association, as trustee and security agent, as amended and supplemented by that certain First Supplemental Indenture, dated as of March 3, 2021, as further amended and supplemented by that certain Second Supplemental Indenture, dated as of May 11, 2021 (the “Indenture”), to be entered into in connection with the Transactions (the “Third Supplemental Indenture”), the redemption price will be paid in a combination of cash and shares of Patterson common stock, which will reduce the number of shares to be delivered to holders of Common stock and Convertible Notes. The amount of cash to be paid upon such redemption will not exceed an amount equal to $30 million plus Company Cash less the expenses to be paid by Pioneer in connection with the Transactions (the “Company Expenses”) less amounts required to repay in full and retire any indebtedness outstanding under the ABL Credit Facility (and such payoff amount the “Company ABL Payoff Amount”) and less the amount of accrued interest on the Convertible Notes (“Accrued Interest”). The number of shares of Patterson common stock to be delivered in such redemption will equal (i) the redemption price (including accrued interest) less $30 million less Company Cash, plus the Company Expenses, plus the Company ABL Payoff Amount and plus the Accrued Interest, divided by (ii) the product of (x) the average of the Patterson VWAP for the three consecutive trading days ending on the second trading day immediately preceding the closing date and (y) 0.8575.
Each of Pioneer and Patterson makes representations and warranties in the Merger Agreement and is subject to interim operating covenants relating to the conduct of its respective business during the interim period between the execution of the Merger Agreement and the closing of the Transactions. The parties are required to use their reasonable best efforts to cause the Transactions to be consummated as promptly as reasonably practicable and to obtain any required regulatory approvals, subject to certain exceptions.
The closing of the Transactions is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the approval of the holders of at least sixty percent of the total voting power of all outstanding securities of Pioneer generally entitled to vote at a meeting of Pioneer’s stockholders (including the Convertible Notes) (the “Pioneer Stockholder Approval”) pursuant to the terms of the Merger Agreement, (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act shall have expired or been terminated, (iii) there being no law, injunction or order by a governmental body prohibiting the consummation of the Mergers, (iv) the approval for listing of the Patterson common stock to be issued in connection with the First Company Merger on the NASDAQ, (v) the registration statement on Form S-4, to be filed with the SEC by Patterson, having been declared effective by the SEC, (vi) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, (vii) compliance by each other party in all material respects with their respective covenants, (viii) the absence of a Company Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement), as applicable, (ix) execution and delivery of the Third Supplemental Indenture, and (x) the requirement that not more than 6% of the shares of Common stock outstanding immediately prior to the Mergers have validly exercised appraisal rights pursuant to Delaware law.
The Merger Agreement contains termination rights for each of the Company and Patterson, including, among others, a termination right for each party if the consummation of the merger does not occur on or before January 3, 2022 (the “Outside Date”), subject to certain exceptions; provided that the right to terminate the Merger Agreement for failure to consummate the Mergers by the Outside Date will not be available to any party to the Merger Agreement whose failure to fulfill in any material respect any of its obligations under the Merger Agreement is the primary cause of, or the primary factor that resulted in, the failure of the Mergers being consummated by such Outside Date. Additionally, either party may terminate the Merger Agreement if (i) any court of competent jurisdiction or governmental entity takes action that prohibits the Transactions, (ii) if the Pioneer Stockholder Approval is not obtained or (iii) if the other party breaches the Merger Agreement and cannot cure such breach within the applicable time period. Additionally, Pioneer may elect to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) or if the Patterson VWAP drops below $5.60 for the 10 consecutive trading days prior to the closing of the Transactions. Patterson may elect to terminate the Merger Agreement if the Pioneer board changes its recommendation to approve the Merger Agreement. Moreover, pursuant to the Merger Agreement, Pioneer is subject to customary limitations prohibiting any solicitations or negotiations of alternative proposals between the execution of the Merger Agreement and the closings of the Transactions.
As more fully described in the Merger Agreement, in the event that the Merger Agreement is terminated (i) by Pioneer to accept a Superior Proposal prior to obtaining the Pioneer Stockholder Approval or (ii) by Patterson due to the Pioneer board’s change of recommendation with respect to the Transactions, then Pioneer will be obligated to pay to Patterson a break-up fee of $9.5 million (the “Break-Up Fee”) pursuant to the terms of the Merger Agreement. Pioneer will also be obligated to pay the Break-Up Fee if (i) an acquisition proposal of Pioneer is made by a third party, (ii) Pioneer or Patterson then terminates the Merger Agreement for failure to consummate the Mergers by the Outside Date or for failure to obtain the Pioneer Stockholder Approval, or if Patterson terminates the Merger Agreement due to Pioneer’s breach thereof and failure to cure such breach within the specified time, and (iii) within 12 months thereafter Pioneer enters into an alternative transaction.
In connection with the Merger Agreement, certain holders of Common stock and Convertible Notes holding approximately 88% of the voting power of Pioneer and 100% of the Senior Notes (collectively, the “Supporting Holders”) have entered into voting and support agreements with Patterson pursuant to which, among other things, the Supporting Holders have agreed, subject to certain limitations and exceptions, not to transfer any of their Common stock or Convertible Notes (collectively, the “Covered Securities”) until the earlier of the date the Merger Agreement is terminated by the Effective Time, to vote such Covered Securities in a manner to facilitate the consummation of the Mergers and to consent to and approve the Third Supplemental Indenture.

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
The trends in spot prices of WTI crude oil and Henry Hub natural gas, and the resulting trends in domestic land rig counts (per Baker Hughes) and domestic well servicing rig counts (per Association of Energy Service Companies/Energy Workforce & Technology Council) from January 2020 through June 2021 are illustrated in the graphs below.

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
However, the recovery of supply chain disruptions and the rollout of COVID-19 vaccinations led to stabilization and improvements in commodity pricing, with oil prices of over $70 per barrel at the end of June 2021, versus approximately $40 per barrel one year ago. Steadily increasing commodity prices and rig counts since the latter half of 2020 and continued market stabilization led to improved activity levels for all of our business segments.
Activity levels for our domestic drilling and well servicing operations (measured in revenue days and hours, respectively) in the second quarter of 2021 increased 4% and 16%, respectively, as compared to the prior quarter, while our international drilling revenue days and wireline stage counts completed were down 7% and 35%, respectively. At the end of June 2021, 15 of our 25 drilling rigs were earning revenue, 13 of which were under term contracts, and 4 additional rigs are contracted but pending operations. Including the rigs which we have contracted but which are pending operations, the aggregate average term remaining on our term contracts is approximately 13 months.
As our clients continue to adjust their capital budgets and operations in response to improving but uncertain industry conditions, we are continuing to focus our efforts on reducing costs and managing labor pressures, and maintaining essential functions and readiness for the improving market conditions we expect to continue through 2021. We believe our high-quality equipment, services, and excellent safety record position us well to compete as our industry recovers.
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
Our availability under the ABL Credit Facility at June 30, 2021 was $17.2 million, which our access to would be subject to (i) our requirement to maintain 15% of the maximum revolver amount available or comply with a fixed charge coverage ratio and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash. In addition, as a result of current market conditions, certain of our clients are facing financial pressures and liquidity issues. There can be no assurance that one or more of our clients will not delay or default on payments owed to us or file for bankruptcy protection, in which case we may be unable to collect all, or any portion, of the accounts receivable owed to us by such clients. Delays or defaults in payments of accounts receivable owed to us may also adversely affect our borrowing base and our ability to borrow under our ABL Credit Facility.
Sources of Capital Resources
Our principal sources of liquidity currently consist of:
•total cash and cash equivalents, including restricted cash ($30.3 million as of June 30, 2021);
•cash generated from operations; and
•availability under the ABL Credit Facility ($17.2 million as of June 30, 2021, as discussed below).

Although we are restricted from doing so during the pendency of the merger with Patterson, if the mergers are not consummated, we may also consider equity and/or debt offerings in the future, as appropriate, to meet our liquidity needs. However, our ability to access the capital markets by issuing debt or equity securities will be dependent on market conditions, our financial condition, and other factors beyond our control. Additionally, the ABL Credit Facility and the indentures for our Convertible Notes and Senior Secured Notes contain covenants that limit our ability to incur additional indebtedness, the incurrence of which would also first require the approval of two of our principal stockholders, and our bylaws limit our ability to issue equity securities without the prior written consent of one of our principal stockholders.
ABL Credit Facility — Upon our emergence from Chapter 11, pursuant to the terms of the Plan, we entered into a senior secured asset-based revolving credit agreement in an aggregate amount of $75 million among us and substantially all of our domestic subsidiaries as borrowers (the “Borrowers”), the lenders party thereto and PNC Bank, National Association as administrative agent. On August 7, 2020, we entered into a First Amendment to the ABL Credit Facility (together, herein referred to as the “ABL Credit Facility”) which, among other things, reduced the maximum amount of the revolving credit agreement to $40 million. Among other things, proceeds of loans under the ABL Credit Facility may be used to finance ongoing working capital and general corporate needs.
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
As of June 30, 2021, we had no borrowings and approximately $7.3 million in outstanding letters of credit under the ABL Credit Facility and subject to the availability requirements in the ABL Credit Facility, based on eligible accounts receivable and inventory balances at June 30, 2021, availability under the ABL Credit Facility was $17.2 million, which our access to would be subject to (i) our requirement to maintain 15% of the maximum revolver amount available or comply with a fixed charge coverage ratio, as described above, and (ii) the requirement to maintain availability of at least $4 million, which may include up to $2 million of pledged cash.
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

Working Capital — Our working capital and current ratio, which we calculate by dividing current assets by current liabilities, were as follows as of June 30, 2021 and December 31, 2020 (amounts in thousands, except current ratio):

	June 30, 2021	December 31, 2020	Change
Current assets	$112,276	$113,133	$(857)
Current liabilities	61,027	59,018	2,009
Working capital	$51,249	$54,115	$(2,866)
Current ratio	1.8	1.9	(0.1)
Our current assets decreased by $0.9 million during 2021, primarily due to a $2.1 million decrease in total cash including restricted cash, a $2.0 million decrease in assets held for sale, and a $1.4 million decrease in prepaid expenses and other current assets, all of which were largely offset by a $5.7 million increase in total trade and unbilled receivables.
•The decrease in total cash, including cash equivalents and restricted cash, is primarily due to repayments of Senior Secured Notes totaling $3.0 million and a net investment of $2.6 million in capital expenditures, net of proceeds from asset sales, which were partially offset by $3.5 million of net cash provided by operating activities.
•The decrease in assets held for sale is primarily attributable to the sale of equipment and inventory from our coiled tubing operations which closed in April 2020.
•The decrease in prepaid expenses and other current assets is primarily due to the amortization of prepaid insurance premiums which are generally paid in late October each year.
•The increase in our total trade and unbilled receivables during 2021 is attributable primarily to an increase in activity for our international drilling operations, which experienced an increase in revenue of over 30% for the quarter ended June 30, 2021 as compared to the quarter ended December 31, 2020. This increase in activity during 2021, combined with the impact of the timing of the billing and collection cycles for our international drilling contracts, drove the 17% increase in our total trade and unbilled receivables.
Our current liabilities increased $2.0 million during 2021, due to a $2.6 million increase in trade accounts payable and a $1.6 million increase in accrued employee costs, offset in part by a decrease in other accrued expenses.
•The increase in trade accounts payable is primarily due to the 14% increase in our operating costs for the quarter ended June 30, 2021 as compared to the quarter ended December 31, 2020 as well as the timing of payments at each period-end.
•The increase in accrued employee costs during 2021 is primarily due to an increase in accrued cash incentive compensation associated with the reinstatement of our employee incentive plan as well as the timing of pay periods and the associated withholding and unemployment tax payments. The increase was partially offset by a decrease in accrued severance costs associated with payments made to former executives in accordance with their respective severance agreements.
•The $1.1 million decrease in other accrued expenses during 2021 is primarily due to the timing of payments made for various items such as property taxes and professional fees that were accrued for at December 31, 2020.
Capital Expenditures — During the three months ended March 31, 2021 and 2020, our capital expenditures totaled $8.7 million and $11.7 million, respectively, primarily related to routine expenditures that are necessary to maintain our fleets. Currently, we expect to spend a total of approximately $20 million on capital expenditures during 2021, which is limited to routine expenditures necessary to maintain our fleets. Actual capital expenditures may vary depending on the climate of our industry and any resulting increase or decrease in activity levels, the timing of commitments and payments, availability of capital resources, and the level of investment opportunities that meet our strategic and return on capital employed criteria. We expect to fund the remaining capital expenditures in 2021 from cash and operating cash flow in excess of our working capital requirements, although available borrowings under our ABL Credit Facility are also available, if necessary.
Debt Instruments and Compliance Requirements — Upon our emergence from Chapter 11, we entered into a $75 million senior secured asset-based revolving credit agreement which was later amended and reduced to $40 million in August 2020 (the “ABL Credit Facility”), and issued $129.8 million of aggregate principal amount of 5% convertible senior unsecured pay-in-kind notes due 2025 (the “Convertible Notes”) and $78.1 million of aggregate principal amount of floating rate senior secured notes due 2025 (the “Senior Secured Notes”). The proceeds from the issuance of the Convertible Notes and the Senior Secured Notes were used to repay the then outstanding term loan.
If the Mergers are consummated in accordance with the terms of the Merger Agreement, it will result in the retirement of all our outstanding debt obligations, as further discussed in the previous section entitled “Recent Developments.”
The following is a summary of our debt instruments and compliance requirements as of June 30, 2021 including covenants, restrictions and guarantees, as it relates to our Convertible Notes and Senior Secured Notes, and a summary of our ABL Credit Facility is included in the above section entitled ABL Credit Facility. As of June 30, 2021, we were in compliance with all covenants required by our debt instruments. However, our ability to maintain compliance with our debt instruments, and to service our debt, is dependent upon the level of demand for our products and services, the level of spending by our clients, the supply and demand for oil, oil and gas prices, general economic and market conditions and other factors which are beyond our control. If the Mergers are not consummated and we are unable to generate cash flow sufficient for debt service and repayment at maturity, we may seek to refinance our debts or access additional capital through debt/equity offerings.
Convertible Notes Indenture and Convertible Notes due 2025. We entered into an indenture dated May 29, 2020 among the Company and Wilmington Trust, N.A., as trustee, as supplemented by the First Supplemental Indenture to the Convertible Notes Indenture dated May 11, 2021, (the “Convertible Notes Indenture”), and issued $129.8 million aggregate principal amount of convertible senior unsecured pay-in-kind notes due 2025 thereunder. The Convertible Notes are general unsecured obligations which will mature on November 15, 2025, unless earlier accelerated, redeemed, converted or repurchased, and bear interest at a fixed rate of 5% per annum, which will be payable semi-annually in-kind in the form of an increase to the principal amount.
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
The Convertible Notes Indenture provides, subject to certain exceptions, that for so long as our common stock is registered under the Securities Exchange Act of 1934 (the “Exchange Act”), a beneficial owner of the Convertible Notes is not entitled to receive shares of our common stock upon an optional conversion of any Convertible Notes during any period of time in which the aggregate number of shares of our common stock that may be acquired by such beneficial owner upon conversion of Convertible Notes shall, when added to the aggregate number of shares of our common stock deemed beneficially owned, directly or indirectly, by such beneficial owner and each person subject to aggregation of our common stock with such beneficial owner under Section 13 or Section 16 of the Exchange Act at such time, exceed 9.99% of the total issued and outstanding shares of our common stock. Certain of the holders of Convertible Notes opted out of this provision.
Senior Secured Notes Indenture and Senior Secured Notes due 2025. We entered into an indenture dated May 29, 2020 among the Company, the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee, as supplemented by the First Supplemental Indenture dated March 3, 2021, and the Second Supplemental Indenture dated May 11, 2021 (the “Senior Secured Notes Indenture”), and issued $78.1 million aggregate principal amount of floating rate senior secured notes due 2025 thereunder. The Senior Secured Notes are guaranteed on a senior secured basis by substantially all of our existing domestic subsidiaries, which also guarantee our obligations under the ABL Credit Facility, (the “Guarantors”) on a full and unconditional basis and are secured by a second lien on the accounts receivable and inventory and a first lien on substantially all of the other assets and properties (including the cash proceeds thereof) of the Company and the Guarantors.
The Senior Secured Notes will mature on May 15, 2025 and accrue interest at the rate of LIBOR plus 9.5% per annum until May 15, 2024, after which the rate will be LIBOR plus 10.5% per annum, and in both cases with a LIBOR rate floor of 1.5% and payable quarterly in arrears on the 15th of each February, May, August and November of each year. The interest payments which were due prior to May 2021 were paid 50% in cash and 50% of the interest was paid in-kind in the form of an increase to the principal amount.
We may redeem all or part of the Senior Secured Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 104% for the twelve-month period beginning on June 1, 2021; (ii) 102% for the twelve-month period beginning on June 1, 2022; (iii) 101% for the twelve-month period beginning on June 1, 2023 and (iv) 100% for the twelve-month period beginning June 1, 2024 and at any time thereafter, plus accrued and unpaid interest at the redemption date. Notwithstanding the foregoing, if a change of control (as defined in the Senior Secured Notes Indenture) occurs prior to June 1, 2022, we may elect to purchase all remaining outstanding Senior Secured Notes not tendered to us as described below at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. If a change of control (as defined in the Senior Secured Notes Indenture) occurs, holders of the Senior Secured Notes will have the right to require us to repurchase all or any part of their Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The Senior Secured Notes Indenture contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries, to incur, assume or guarantee additional indebtedness; pay dividends or distributions on capital stock or redeem or repurchase capital stock; make investments; repay junior debt; sell stock of our subsidiaries; transfer or sell assets; enter into sale and lease back transactions; create liens; enter into transactions with affiliates; and enter into mergers or consolidations. The Senior Secured Notes Indenture contains a minimum asset coverage ratio of 1.5 to 1.0 as of any June 30 or December 31, beginning December 31, 2020. As of June 30, 2021, the asset coverage ratio, as calculated under the Senior Secured Notes Indenture, was 3.0 to 1.0.
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
Pursuant to the Senior Secured Notes Indenture, we commenced and completed offers to purchase $2.6 million in aggregate principal amount of the Senior Secured Notes during the year ended December 31, 2020 at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest through, but not including, the respective purchase dates. During the six months ended June 30, 2021, we completed additional qualifying asset sales and associated offers to purchase an aggregate $3.0 million in principal amount of the Senior Secured Notes and recognized $0.2 million of loss on extinguishment of debt associated with these repayments. As of June 30, 2021, the aggregate principal amount of Senior Secured Notes outstanding is $75.5 million.
Supplemental Guarantor Information
Our Senior Secured Notes are issued by Pioneer Energy Services Corp. (the “Parent Issuer”) and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by all existing 100%-owned domestic subsidiaries

(the “Guarantors”), except for Pioneer Services Holdings, LLC. The subsidiaries that generally operate our non-U.S. business concentrated in Colombia do not guarantee our Senior Secured Notes (and did not guarantee our Prepetition Senior Notes). The non-guarantor subsidiaries do not have any payment obligations under the Senior Secured Notes, the guarantees, or the Senior Secured Notes Indenture. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary would be obligated to pay the holders of its debt and other liabilities, including its trade creditors, before it would be able to distribute any of its assets to us. As of June 30, 2021, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
The following tables present summarized financial information for the Parent Issuer and Guarantors, on a combined basis after the elimination of intercompany balances and transactions between the Parent Issuer and Guarantors and investments in any subsidiary that is a non-guarantor (amounts in thousands):

June 30, 2021
Current assets, excluding those due from non-guarantor subsidiaries	$85,752
Current assets due from non-guarantor subsidiaries	28,392
Property and equipment, net	129,830
Noncurrent assets, excluding property and equipment	14,464

Current liabilities	$54,002
Long-term debt	151,709
Noncurrent liabilities, excluding long-term debt	6,732

	Three months ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$49,841	$97,516
Operating costs	38,637	75,888
Loss from operations(1)	(6,344)	(11,846)
Net loss(1)	(12,704)	(25,742)
(1)     Includes intercompany lease income from non-guarantor subsidiary totaling $1.2 million and $2.4 million during the three and six months ended June 30, 2021, respectively.

Results of Operations
As a result of our emergence from Chapter 11 on May 29, 2020, our financial results for the periods prior to the fresh start reporting date of May 31, 2020 are referred to as those of the “Predecessor,” and our financial results for the periods subsequent to May 31, 2020 are referred to as those of the “Successor.”
Although the Successor period(s) and the Predecessor period(s) are distinct reporting periods, we have combined the Successor and Predecessor period results during the three and six months ended June 30, 2020 in order to provide some comparability of such information to the corresponding Successor periods ended June 30, 2021. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (GAAP) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the corresponding Successor periods as reviewing the Successor period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.
The following tables provide certain information about our operations, including details of each of our business segments’ revenues, operating costs and gross margin for the periods indicated (amounts in thousands).

	Successor		Predecessor	Combined (Non-GAAP)
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2020
Revenues:
Domestic drilling	$23,414	$5,866	$17,450	$23,316
International drilling	9,685	828	1,473	2,301
Drilling services	33,099	6,694	18,923	25,617
Well servicing	18,033	3,756	6,331	10,087
Wireline services	8,394	713	2,410	3,123
Coiled tubing services	—	—	384	384
Production services	26,427	4,469	9,125	13,594
Consolidated revenues	$59,526	$11,163	$28,048	$39,211

Operating costs:
Domestic drilling	$17,405	$3,646	$9,236	$12,882
International drilling	7,760	1,063	1,538	2,601
Drilling services	25,165	4,709	10,774	15,483
Well servicing	13,445	2,810	5,926	8,736
Wireline services	7,754	1,085	3,552	4,637
Coiled tubing services	33	139	1,773	1,912
Production services	21,232	4,034	11,251	15,285
Consolidated operating costs	$46,397	$8,743	$22,025	$30,768

Gross margin:
Domestic drilling	$6,009	$2,220	$8,214	$10,434
International drilling	1,925	(235)	(65)	(300)
Drilling services	7,934	1,985	8,149	10,134
Well servicing	4,588	946	405	1,351
Wireline services	640	(372)	(1,142)	(1,514)
Coiled tubing services	(33)	(139)	(1,389)	(1,528)
Production services	5,195	435	(2,126)	(1,691)
Consolidated gross margin	$13,129	$2,420	$6,023	$8,443

Consolidated:
Net loss	$(14,619)	$(9,817)	$(35,121)	$(44,938)
Adjusted EBITDA (1)	$3,226	$(1,280)	$633	$(647)

	Successor		Predecessor	Combined (Non-GAAP)
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2020
Revenues:
Domestic drilling	$45,897	$5,866	$53,341	$59,207
International drilling	20,748	828	15,928	16,756
Drilling services	66,645	6,694	69,269	75,963
Well servicing	32,890	3,756	31,947	35,703
Wireline services	18,729	713	35,543	36,256
Coiled tubing services	—	—	5,611	5,611
Production services	51,619	4,469	73,101	77,570
Consolidated revenues	$118,264	$11,163	$142,370	$153,533

Operating costs:
Domestic drilling	$32,864	$3,646	$33,101	$36,747
International drilling	15,835	1,063	13,676	14,739
Drilling services	48,699	4,709	46,777	51,486
Well servicing	25,333	2,810	26,877	29,687
Wireline services	17,632	1,085	31,836	32,921
Coiled tubing services	59	139	8,557	8,696
Production services	43,024	4,034	67,270	71,304
Consolidated operating costs	$91,723	$8,743	$114,047	$122,790

Gross margin:
Domestic drilling	$13,033	$2,220	$20,240	$22,460
International drilling	4,913	(235)	2,252	2,017
Drilling services	17,946	1,985	22,492	24,477
Well servicing	7,557	946	5,070	6,016
Wireline services	1,097	(372)	3,707	3,335
Coiled tubing services	(59)	(139)	(2,946)	(3,085)
Production services	8,595	435	5,831	6,266
Consolidated gross margin	$26,541	$2,420	$28,323	$30,743

Consolidated:
Net loss	$(31,561)	$(9,817)	$(104,225)	$(114,042)
Adjusted EBITDA (1)	$6,870	$(1,280)	$2,723	$1,443
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

A reconciliation of net loss, as reported, to Adjusted EBITDA, and to consolidated gross margin, are set forth in the following tables (amounts in thousands):

	Successor		Predecessor	Combined (Non-GAAP)
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2020
Net loss	$(14,619)	$(9,817)	$(35,121)	$(44,938)
Depreciation and amortization	11,944	5,236	13,663	18,899
Prepetition restructuring charges	—	—	(252)	(252)
Impairment	—	388	—	388
Reorganization items, net	(239)	1,144	15,240	16,384
Interest expense	6,698	2,215	4,135	6,350
Loss on extinguishment of debt	109	—	3,723	3,723
Income tax benefit	(667)	(446)	(755)	(1,201)
Adjusted EBITDA	3,226	(1,280)	633	(647)
General and administrative	10,997	4,213	7,392	11,605
Bad debt recovery (expense), net	(198)	(283)	482	199
Gain on dispositions of property and equipment, net	(1,072)	(460)	(272)	(732)
Other expense (income)	176	230	(2,212)	(1,982)
Consolidated gross margin	$13,129	$2,420	$6,023	$8,443

	Successor		Predecessor	Combined (Non-GAAP)
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2020
Net loss	$(31,561)	$(9,817)	$(104,225)	$(114,042)
Depreciation and amortization	25,309	5,236	35,647	40,883
Prepetition restructuring charges	—	—	16,822	16,822
Impairment	—	388	17,853	18,241
Reorganization items, net	(93)	1,144	21,903	23,047
Interest expense	13,232	2,215	12,294	14,509
Loss on extinguishment of debt	192	—	4,215	4,215
Income tax benefit	(209)	(446)	(1,786)	(2,232)
Adjusted EBITDA	6,870	(1,280)	2,723	1,443
General and administrative	20,710	4,213	22,047	26,260
Bad debt recovery (expense), net	(395)	(283)	1,209	926
Gain on dispositions of property and equipment, net	(3,370)	(460)	(989)	(1,449)
Other expense (income)	2,726	230	3,333	3,563
Consolidated gross margin	$26,541	$2,420	$28,323	$30,743
Consolidated gross margin — We experienced a significant decline in demand for all our service offerings beginning in March 2020 as a result of the economic downturn caused by the COVID-19 pandemic and adverse global oil production and pricing decisions made by OPEC and non-OPEC countries, as described in more detail in the earlier section entitled, “Market Conditions and Outlook.” As commodity prices improved during 2021, activity levels across all our businesses increased, particularly during the second quarter of 2021. Our consolidated gross margin increased $4.7 million, or 56%, for the three months ended June 30, 2021 and decreased $4.2 million, or 14%, for the six months ended June 30, 2021, as compared to the corresponding periods in 2020.

•Drilling Services — Our drilling services revenues and operating costs increased by 29% and 63% for the three months ended June 30, 2021, respectively, as compared to the corresponding period in 2020, and decreased by 12% and 5% for the six months ended June 30, 2021, respectively. The following tables provide operating statistics for each of our drilling services segments:

	Successor		Predecessor	Combined (Non-GAAP)
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2020
Domestic drilling:
Average number of drilling rigs	17	17	17	17
Utilization rate	69%	53%	69%	64%
Revenue days	1,073	270	718	988

Average revenues per day	$21,821	$21,726	$24,304	$23,599
Average operating costs per day	16,221	13,504	12,864	13,038
Average margin per day	$5,600	$8,222	$11,440	$10,561

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	41%	10%	4%	6%
Revenue days	296	25	20	45

Average revenues per day	$32,720	$33,120	$73,650	$51,133
Average operating costs per day	26,216	42,520	76,900	57,800
Average margin per day	$6,504	$(9,400)	$(3,250)	$(6,667)

	Successor		Predecessor	Combined (Non-GAAP)
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2020
Domestic drilling:
Average number of drilling rigs	17	17	17	17
Utilization rate	68%	53%	81%	77%
Revenue days	2,107	270	2,100	2,370

Average revenues per day	$21,783	$21,726	$25,400	$24,982
Average operating costs per day	15,598	13,504	15,762	15,505
Average margin per day	$6,185	$8,222	$9,638	$9,477

International drilling:
Average number of drilling rigs	8	8	8	8
Utilization rate	42%	10%	28%	25%
Revenue days	615	25	335	360

Average revenues per day	$33,737	$33,120	$47,546	$46,544
Average operating costs per day	25,748	42,520	40,824	40,942
Average margin per day	$7,989	$(9,400)	$6,722	$5,602
Our domestic drilling average revenues and margin per day for the three and six months ended June 30, 2021 decreased as compared to the corresponding periods in 2020 primarily due to the decline in dayrates for contracts that were renewed or renegotiated during 2020 and 2021, as well as the impact of increased amortization of deferred mobilization revenue and costs during 2020 for rigs that were deployed under new contracts in the second half of 2019. Additionally, average revenues and margin per day for the three and six months ended June 30, 2020 benefited from $1.6 million of early termination revenue recognized in May 2020 and the impact of rigs placed on standby in 2020. Beginning in late March 2020, rather than terminating their contracts with us, certain of our clients elected to temporarily stack three of our rigs, placing them on extended standby for a reduced revenue rate and the option to reactivate the rigs through the remainder of the contract term. Although these drilling rigs earn lower standby rates as compared to daywork rates, operating costs incurred are minimal, which reduces operating costs per day and benefits overall margin per day.
Our international drilling average margin per day for the three and six months ended June 30, 2021 improved significantly as compared to the corresponding periods in 2020, driven primarily by the significant improvements in utilization during these periods. Average revenues and operating costs per day declined during these same periods, primarily due to the impact of certain customers’ termination or suspension of drilling contracts during 2020 in response to the decline in industry conditions. These contract terminations and suspensions in 2020 also resulted in an increase in rig demobilization activity, for which revenues and costs are higher than daywork activity, but for which there are no associated revenue days. The decrease in rig standby and demobilization costs for the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020 contributed to the improvement in average margin per day during 2021. Additionally, average revenues and operating costs per day during 2021 were adversely impacted by Colombia’s national strike which resulted in an increase in rig standby time and delays in rig mobilization.
•Production Services — Our revenues and operating costs from production services increased for the three months ended June 30, 2021 but decreased for the six months ended June 30, 2021 as compared to the corresponding periods in 2020. The following tables provide operating statistics for each of our production services segments:

	Successor		Predecessor	Combined (Non-GAAP)
	Three months ended June 30, 2021	One Month Ended June 30, 2020	Two Months Ended May 31, 2020	Three Months Ended June 30, 2020
Well servicing:
Average number of rigs	123	123	123	123
Utilization rate	41%	26%	23%	24%
Rig hours	34,711	7,765	12,565	20,330
Average revenue per hour	$520	$484	$504	$496

Wireline services:
Average number of units	72	93	93	93
Number of stages	1,675	92	383	475

	Successor	Successor	Predecessor	Combined (Non-GAAP)
	Six Months Ended June 30, 2021	One Month Ended June 30, 2020	Five Months Ended May 31, 2020	Six Months Ended June 30, 2020
Well servicing:
Average number of rigs	123	123	123	123
Utilization rate	38%	26%	40%	38%
Rig hours	64,569	7,765	56,797	64,562
Average revenue per hour	$509	$484	$562	$553

Wireline services:
Average number of units	73	93	93	93
Number of stages	4,266	92	6,510	6,602
Our well servicing rig hours increased 71% for the three months ended June 30, 2021 and remained flat for the six months ended June 30, 2021, as compared to the corresponding periods in 2020, while average revenues per hour increased 5% and decreased 8% for the same periods. Although overall activity declined beginning in March 2020, especially for completion services, average revenues per hour remained relatively stable until June 2020 in regions where pricing was slower to respond to economic conditions. Similarly, the recovery in our industry resulted in increased activity which we experienced to a greater degree earlier than the improvements in pricing which began to increase in early 2021 but which trailed the upward trend in commodity prices and activity during 2021.
Our wireline services business segment experienced an increase of over 250% in the number of perforating stages performed but a 27% decrease in price per stage for the three months ended June 30, 2021 as compared to the corresponding period in 2020. For the six months ended June 30, 2021, the number of perforating stages performed and price per stage each decreased by 35% as compared to the corresponding period in 2020. Already decreasing demand for completion-related services worsened with the sharp decline in industry conditions beginning in late February 2020, and resulted in our decision to close several underperforming operating locations and downsize our fleet beginning in the second quarter of 2020. In early 2021, we closed another operating location that experienced a decline in revenue and are continuing our evaluation of this business for further cost reductions.
Depreciation and amortization expense — Our depreciation expense decreased by $7.0 million, or 37%, and $15.6 million, or 38%, for the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020, primarily as a result of the application of fresh start accounting which resulted in reductions to the values of our long-lived assets as of May 31, 2020 as well as the designation of all our coiled tubing assets as held-for-sale at June 30, 2020. The overall decrease in depreciation expense was partially offset by an increase for the amortization of intangible assets which were established in connection with fresh start accounting at May 31, 2020. Also, as a result of applying fresh start accounting, we assigned new useful lives to our long-lived assets, several of which were assigned a remaining useful life of one year. Therefore, with no significant capital expenditures expected for the remainder of 2021, we expect a decline in depreciation and amortization expense as this class of assets will be fully depreciated.
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
Interest expense — Our interest expense decreased by $0.3 million, or 5%, and $1.3 million, or 9% for the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020, primarily because the Prepetition Senior Notes stopped accruing interest as of March 1, 2020, in accordance with the terms of the Plan, and because our total outstanding debt was significantly reduced upon our emergence from Chapter 11. The overall decreases were slightly offset by an increase in amortization of debt discounts and issuance costs, which increased the total effective interest rate during the period.
Income tax benefit — Our effective tax rates differ from the applicable U.S. statutory rates primarily due to the impact of valuation allowances, as well as the impact of state taxes, other permanent differences, and the mix of profit and loss between federal, state and international taxing jurisdictions with different tax rates.
General and administrative expense — Our general and administrative expense decreased by $0.6 million, or 5%, and $5.6 million, or 21%, for the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020. These decreases primarily consist of reduced employee costs of $1.3 million and $5.6 million, respectively, as well as the impact of cost-cutting measures implemented during 2020 including, among other things, reductions in headcount, incentive compensation, and base salary compensation for our executives and other administrative personnel, and reduced cash compensation for our non-employee directors. These decreases were partially offset by increases in stock compensation expense of $1.7 million and $2.2 million during these same respective periods, primarily attributable to the grants of restricted stock to our directors in April 2021.
Gain on dispositions of property and equipment, net — During the six months ended June 30, 2021 and the corresponding period in 2020, we recognized net gains of $3.4 million and $1.4 million, respectively, on the disposition or sale of various property and equipment, primarily for the sale of coiled tubing equipment.
Other expense (income) — The decrease in our other expense for the six months ended June 30, 2021 as compared to the corresponding period in 2020 is primarily related to $2.8 million of net foreign currency losses recognized for our Colombian operations, as compared to $3.8 million of net foreign currency losses during the corresponding period in 2020.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2021, there were no significant changes to our critical accounting policies since the date of our annual report on Form 10-K for the year ended December 31, 2020.
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
•Impairment Evaluation. In accordance with ASC Topic 360, Property, Plant and Equipment, we monitor all indicators of potential impairments. Due to the significant decline in industry conditions, commodity prices, and projected utilization of equipment, as well as the COVID-19 pandemic’s impact on our industry, our projected cash flows declined during the first quarter of 2020, and we performed recoverability testing on all our reporting units. As a result of this analysis, we incurred impairment charges of $16.4 million to reduce the carrying values of our coiled tubing assets to their estimated fair values during the three months ended March 31, 2020. For all our other reporting units, excluding coiled tubing, we determined that the sum of the estimated future undiscounted net cash flows were in excess of the carrying amounts and that no impairment existed for these reporting units at March 31, 2020. We continue to monitor potential indicators of impairment and concluded that none of our reporting units are currently at risk of impairment at June 30, 2021.
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
•Deferred Tax Assets. We provide a valuation allowance when it is more likely than not that some portion of our deferred tax assets will not be realized. We evaluated the impact of the reorganization, including the change in control, resulting from our bankruptcy emergence and determined it is more likely than not that we will not fully realize future income tax benefits related to our domestic net deferred tax assets based on the annual limitations that impact us, historical results, and expected market conditions known on the date of measurement. For more information, see Note 7, Taxes, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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

At June 30, 2021, our accrued insurance premiums and deductibles include approximately $0.6 million of accruals for costs incurred under the self-insurance portion of our health insurance and approximately $1.8 million of accruals for costs associated with our workers’ compensation insurance. We accrue for these costs as claims are incurred using an actuarial calculation that is based on industry and our company’s historical claim development data, and we accrue the cost of administrative services associated with claims processing. For more information, see Note 11, Commitments, Contingencies and Insurance Claim Liabilities of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk — We are exposed to interest rate market risk on our variable rate debt. We do not use financial instruments for trading or other speculative purposes. As of June 30, 2021, the principal amount outstanding under our variable rate debt, the Senior Secured Notes, was $75.5 million. The impact of a hypothetical 1% increase or decrease in interest rates on this amount of debt would have resulted in a corresponding increase or decrease, respectively, in interest expense of approximately $0.4 million during the six months ended June 30, 2021. This potential increase or decrease is based on the simplified assumption that the level of variable rate debt remains constant with an immediate across-the-board interest rate increase or decrease as of January 1, 2021.
Foreign Currency Risk — While the U.S. dollar is the functional currency for reporting purposes for our Colombian operations, we enter into transactions denominated in Colombian Pesos. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. As a result, Colombian Peso denominated transactions are affected by changes in exchange rates. We generally accept the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in the Colombian Peso currency exchange rate against the U.S. dollar have and will continue to affect the reported amount of revenues, expenses, profit, and assets and liabilities in our consolidated financial statements. The impact of currency rate changes on our Colombian Peso denominated transactions and balances resulted in net foreign currency losses of $2.8 million for the six months ended June 30, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, we may make changes to our systems and processes to improve controls and increase efficiency, and make changes to our internal controls over financial reporting in order to ensure that we maintain an effective internal control environment.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation or subject to disputes or claims arising out of our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flows. For information on Legal Proceedings, see Note 11, Commitments, Contingencies and Insurance Claim Liabilities, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
In addition to the risk factors described below and the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.
Risks Relating to the Pending Merger with Patterson-UTI
•Because the market price of Patterson common stock will fluctuate, our stockholders and convertible noteholders cannot be sure of the value of the shares of Patterson common stock they will receive in connection with the Mergers. In addition, because the Exchange Ratio is determined only at the time of the closing, the number of shares of Patterson common stock to be received in connection with the Mergers will not be known prior to that time.
In connection with the Mergers, each eligible share of common stock will be converted automatically into the right to receive the Merger Consideration, with cash paid in lieu of the issuance of any fractional shares of Patterson common stock. The Exchange Ratio is determined only at the time of closing and will depend on, among other things, the market price of Patterson common stock for specified periods prior to closing, our cash on hand at closing determined in accordance with the Merger Agreement, the amount of our designated expenses, any amounts required to repay in full and retire any indebtedness outstanding under our ABL Credit Facility and the amount of accrued interest on the Convertible Notes. In addition, the Exchange Ratio is subject to a downward adjustment as specified in the Merger Agreement if the average of the Patterson-UTI VWAP for the 10 consecutive trading days ending with the last complete trading day prior to the closing date is greater than $11.00. Therefore, the value of the Merger Consideration, including the number of shares of Patterson common stock received in connection with the Mergers, will depend in part on the market price of Patterson common stock at and for specified periods prior to the Effective Time. The market price of Patterson common stock has fluctuated since the date of the announcement of the parties’ entry into the Merger Agreement and will continue to fluctuate until the date the Mergers are completed and thereafter.
In addition to the market price of Patterson common stock, the Exchange Ratio and therefore the value of the Merger Consideration will depend on our cash on hand at closing determined in accordance with the Merger Agreement after payment of our designated expenses and debt repayments under our ABL credit facility.
•The market price for Patterson common stock following the closing may be affected by factors different from those that historically have affected or currently affect Patterson common stock and our common stock.
Upon completion of the Mergers, our stockholders and convertible noteholders will receive shares of Patterson common stock. Patterson’s financial position may differ from its financial position before the completion of the Mergers, and the results of operations of Patterson following the Mergers may be affected by some factors that are different from those currently affecting the results of operations of Patterson and those currently affecting our results of operations. Accordingly, the market price and performance of Patterson common stock is likely to be different from the performance of our common stock in the absence of the Mergers. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Patterson common stock, regardless of Patterson’s actual operating performance.
•Our stockholders as of immediately prior to the Mergers will have a substantially reduced ownership in Patterson following the Mergers.
The maximum number of shares of Patterson common stock to be issued and the maximum amount of cash to be delivered by Patterson pursuant to the Merger Agreement will be 26,275,000 shares and $30,000,000 in cash, which includes all amounts required to retire the Senior Notes, the Convertible Notes and any debt outstanding under our ABL Credit Facility, together with the payment of the Merger Consideration to holders of our common stock, subject to appraisal rights that may be exercised by such holders under Delaware law.
The actual number of shares of Patterson common stock to be issued pursuant to the Merger Agreement will be determined at the completion of the Mergers based on the Exchange Ratio that will be determined only at the closing. The Exchange Ratio will equal the quotient obtained by dividing (i) 26,275,000 (subject to a downward adjustment as specified in the Merger Agreement if the average of the Patterson-UTI VWAP for the 10 consecutive trading days ending with the last complete trading day prior to the closing date of the Mergers is greater than $11.00) less the shares of Patterson common stock to be delivered to our senior noteholders as described herein, by (ii) the aggregate number of shares of our common stock issued and outstanding immediately prior to the Effective Time plus the number of shares of our common stock into which the Convertible Notes are convertible immediately prior to the effective time (assuming physical settlement as specified in the indenture governing the Convertible Notes). The shares of common stock to be delivered to holders of common stock and Convertible Notes in the Transactions are referred to as the “Merger Consideration.” The issuance of these new shares could have the effect of depressing the market price of Patterson common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, Patterson’s earnings per share could cause the price of Patterson common stock to decline or increase at a reduced rate.
Following the completion of the Mergers and our debt repayments, it is expected that Patterson stockholders as of immediately prior to the Mergers will own approximately 88%, and holders of our securities as of immediately prior to the Mergers will own approximately 12%, of the issued and outstanding shares of Patterson common stock. As a result, our current stockholders will have significantly less influence on the policies of Patterson than they currently have on our policies.
•We must obtain certain regulatory approvals and clearances to consummate the Mergers.
The completion of the Mergers is subject to antitrust review in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the rules promulgated thereunder, the Mergers cannot be completed until the parties to the Merger Agreement have given notification and furnished information to the Federal Trade Commission (the “FTC”) and the United States Department of Justice (the “DOJ”), and until the applicable waiting period has expired or has been terminated.
At any time before or after consummation of the Mergers, notwithstanding the early termination of the applicable waiting period under the HSR Act, the FTC, the DOJ or any state could take such action under antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Mergers or seeking the divestiture of substantial assets of Patterson or us or its or our respective subsidiaries, respectively. Private parties may also seek to take legal action under antitrust laws under certain circumstances.
•The Mergers are subject to a number of conditions to the obligations of us and Patterson to complete the Mergers, which, if not fulfilled, or not fulfilled in a timely manner, may delay completion of the Mergers or result in termination of the Merger Agreement.
The respective obligations of each of us and Patterson to effect the Mergers are subject to the satisfaction at or prior to the Effective Time of the following conditions:
◦The approval of the merger proposal by our stockholders must have been obtained;
◦any waiting period (and any extension thereof) under the HSR Act relating to the Mergers shall have expired or been terminated;
◦no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree or other legal restraint or prohibition issued by any governmental entity having jurisdiction over any party shall be in effect, and no law shall have been enacted, entered, promulgated, enforced or deemed applicable by any governmental entity that prohibits or makes illegal consummation of the Mergers;
◦the shares of Patterson common stock to be issued in the First Merger shall have been approved for listing on the NASDAQ;

◦the registration statement on Form S-4, shall have been declared effective by the SEC under the Securities Act and shall not be the subject of any stop order suspending the effectiveness of the Form S-4 and no action seeking a stop order shall have been initiated or threated by the SEC;
◦the Third Supplemental Indenture shall have been executed and delivered by us, the guarantors party thereto and the trustee under the Senior Note indenture, and shall be in full force and effect;
◦subject to certain exceptions and materiality standards provided in the Merger Agreement, the representations and warranties of the other party must be true and correct as of the date of the Merger Agreement and as of the closing date, and such party must have received an officer’s certificate from the other party to that effect; and
◦the other party must have performed in all material respects all of its obligations required to be performed under the Merger Agreement, and such party must have received an officer’s certificate from the other party to that effect.
The obligations of Patterson, Merger Sub Inc. and Merger Sub LLC to effect the Mergers are also subject to the satisfaction, or waiver by Patterson, at or prior to the effective time of the following additional conditions:
◦since the date of the Merger Agreement there shall not have occurred any event, change, circumstance, occurrence, effect or state of facts that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on us, and Patterson’s receipt of an officers’ certificate from us to that effect;
◦delivery of a properly executed Foreign Investment and Real Property Tax Act of 1980 notification letter which states that the shares of common stock issued and outstanding immediately prior to the effective time do not constitute “United States real property interests” under Section 897(c) of the Code for purposes of satisfying Patterson’s obligations under Treasury Regulation Section 1.1445-2(c)(3), and a form of notice to the IRS prepared in accordance with the requirements of Treasury Regulation Section 1.897-2(h)(2); and
◦not more than 6% of the shares of common stock outstanding as of immediately prior to the effective time shall be dissenting shares.
Many of the conditions to completion of the Mergers are not within either our control, and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the Outside Date, it is possible that the Merger Agreement may be terminated. Although we and Patterson have agreed in the Merger Agreement to use reasonable best efforts, subject to certain limitations, to complete the Mergers as promptly as practicable, these and other conditions to the completion of the Mergers may fail to be satisfied. In addition, satisfying the conditions to and completing the Mergers may take longer, and could cost more, than we expect. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Mergers for a significant period of time or prevent them from occurring. Any delay in completing the Mergers may adversely affect the cost savings and other benefits that we expect to achieve if the Mergers and the integration of the companies’ respective businesses are completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date.
•If the Mergers, taken together, do not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes.
The Mergers are intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and we intend to report the mergers consistent with such qualification. Neither we nor Patterson intend to obtain a ruling from the IRS with respect to the tax consequences of the Mergers. If the IRS or a court determines that the Mergers, taken together, should not be treated as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. holder of common stock would generally recognize taxable gain or loss upon the exchange of common stock for Patterson common stock pursuant to the Mergers.
•Uncertainties associated with the Mergers may cause a loss of our key employees, which could adversely affect the future business and operations of Patterson following the Mergers.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Patterson’s success after the Mergers will depend in part upon its ability to retain key employees. Our current and prospective employees may experience uncertainty about their roles within Patterson following the Mergers or other concerns regarding the timing and completion of the Mergers or the operations of Patterson following the Mergers, any of which may have an adverse effect on our ability to retain or attract key personnel. In addition, the loss of our key personnel could diminish the anticipated benefits of the Mergers. Although we must implement any retention bonus arrangements for our employees and our subsidiaries that are specifically directed by Patterson, no assurance can be given that Patterson, following the Mergers, will be able to retain or attract our key employees to the same extent that we have previously been able to retain or attract our own employees.
•Our business relationships may be subject to disruption due to uncertainty associated with the Mergers, which could have a material adverse effect on our results of operations, cash flows and financial position during the pendency of the Mergers.
Parties with which we do business may experience uncertainty associated with the Mergers, including with respect to current or future business relationships with us following the Mergers. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us following the mergers. These disruptions could have a material and adverse effect on our results of operations, cash flows and financial position, regardless of whether the Mergers are completed, as well as a material and adverse effect on Patterson’s ability to realize the expected cost savings and other benefits of the Mergers. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Mergers or termination of the Merger Agreement.
•The Merger Agreement subjects us to restrictions on our business activities prior to the Effective Time.
The Merger Agreement subjects us to restrictions on our business activities prior to the Effective Time. The Merger Agreement obligates us to use commercially reasonable efforts to carry on our business in the ordinary course in all material respects, and the Merger Agreement obligates us to use our commercially reasonable efforts to preserve intact our business organization, preserve our assets, rights and properties in good repair and condition, keep available the services of our current officers, employees and consultants and preserve our goodwill and relationships with customers, suppliers, licensors, licensees, distributors and others having business dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the Effective Time and are outside the ordinary course of business.
•The Merger Agreement limits our ability to pursue alternatives to the Mergers, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Patterson a termination fee.
The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate, endorse, knowingly encourage or knowingly facilitate any inquiry, proposal or offer with respect to, or making or completion of, any acquisition proposal, or any inquiry, proposal or offer that would reasonably be expected to lead to, an acquisition proposal with respect to us, and we have agreed to certain terms and conditions relating to our ability to enter into, continue or otherwise participate in any discussions or negotiations regarding or otherwise cooperate in any way with, any acquisition proposal. Further, even if the Pioneer board withdraws, modifies or qualifies in any manner adverse to Patterson its recommendation with respect to the Pioneer merger proposal, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the Pioneer merger proposal to a vote at the Pioneer special meeting. In addition, Patterson generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing acquisition proposals or intervening events before the Pioneer board may withdraw, modify or qualify its recommendation. The Merger Agreement further provides that under specified circumstances, including after receipt of certain alternative acquisition proposals, we may be required to pay Patterson a cash termination fee equal to $9.5 million.
These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of us from considering or pursuing an alternative transaction with us or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid or received in the Mergers. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

•Failure to complete the Mergers could have a material adverse effect on our results of operations, cash flows and financial positions.
If the Mergers are not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if our stockholders fail to approve the Pioneer merger proposal, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Mergers, we would be subject to a number of risks, including the following:
◦we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
◦we will still be required to pay certain significant costs relating to the Mergers, such as legal, accounting, financial advisor and printing fees;
◦we may be required to pay a termination fee as required by the Merger Agreement;
◦the Merger Agreement places certain restrictions on our conduct pursuant to the terms of the Merger Agreement, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;
◦matters relating to the Mergers (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
◦litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.
If the Mergers are not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock prices.
•The shares of Patterson common stock to be received by our stockholders upon completion of the Mergers will have different rights from shares of our common stock.
Upon completion of the Mergers, our stockholders will no longer be stockholders of us. Instead, former Pioneer stockholders will become Patterson stockholders, and, while their rights as Patterson stockholders will continue to be governed by the laws of the state of Delaware, their rights will be subject to and governed by the terms of the Patterson certificate of incorporation and the Patterson bylaws. The laws of the state of Delaware and terms of the Patterson certificate of incorporation and the Patterson bylaws are in some respects different than the terms of our certificate of incorporation and our bylaws, which currently govern the rights of our stockholders.
•We are expected to incur significant transaction costs in connection with the Mergers, which may be in excess of those anticipated by us and, except for the Pioneer designated expenses, will be paid by Patterson in accordance with the terms of the Merger Agreement.
We have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Mergers, combining the operations of the two companies and achieving desired synergies. All costs and expenses incurred in connection with the authorization, preparation, investigation, negotiation, execution and performance of the Merger Agreement and the transactions contemplated thereby, including the Mergers, will be paid by Patterson, except with respect to the Pioneer designated expenses, which will be paid by us, and include, among others, any fees paid to our financial and legal advisors, any brokers’, finders’ or similar fees payable by us, 50% of all fees incurred in connection with the filing, printing and mailing of the proxy statement/prospectus and specified employee retention, severance and benefit costs. These costs have been, and will continue to be, substantial and will be borne by Patterson and us, as applicable, whether or not the Mergers are completed. Patterson will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. We and Patterson will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Mergers and the integration of the two companies’ businesses. While we and Patterson have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all.

The costs described above and any unanticipated costs and expenses, which will be borne by Patterson or us, as applicable, even if the Mergers are not completed, could have an adverse effect on our financial condition and operating results.
•Litigation relating to the Mergers could result in an injunction preventing the completion of the Mergers and/or substantial costs to us.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.
Lawsuits that may be brought against us or our respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Mergers. One of the conditions to the closing of the Mergers is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Mergers. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, that injunction may delay or prevent the Mergers from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operation. Either we or Patterson may terminate the Merger Agreement if any court of competent jurisdiction or other governmental entity issues any judgment, order, injunction, rule or decree, or takes any other action restraining, enjoining or otherwise prohibiting any of the transactions contemplated by the Merger Agreement, and such judgment, order, injunction, rule, decree or other action becomes final and nonappealable, so long as the party seeking to terminate the Merger Agreement has used its reasonable best efforts to contest, appeal and remove such judgment, order, injunction, rule, decree, ruling or other action in accordance with the terms of the Merger Agreement.
There can be no assurance that any of the defendants will be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Mergers are completed may adversely affect our business, financial condition, results of operations and cash flows.
•The Mergers may be completed even though material adverse changes subsequent to the announcement of the Mergers, such as industry-wide changes or other events, may occur.
Patterson can refuse to complete the Mergers if there is a material adverse change affecting us. However, some types of changes do not permit either party to refuse to complete the transaction, even if such changes would have a material adverse effect on us. For example, a worsening of our financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give Patterson the right to refuse to complete the Mergers. In addition, the parties have the ability, but are under no obligation, to waive any material adverse change that results in the failure of a closing condition and instead proceed with completing the Mergers. If adverse changes occur that affect either party but the parties are still required or voluntarily decide to complete the transaction, Patterson’s share price, business and financial results after the Mergers may suffer.
•Our stockholders are entitled to appraisal rights in connection with the Mergers.
Appraisal rights are statutory rights that enable stockholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the applicable transaction. Under the DGCL, our stockholders who do not vote in favor of the Pioneer merger proposal will be entitled to exercise appraisal rights under the DGCL, solely with respect to their shares of common stock, in connection with the Mergers if they take certain actions and meet certain conditions.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The following exhibits are filed as part of this report:

Exhibit Number		Description

2.1*	-
Agreement and Plan of Merger, dated as of July 5, 2021, by and among Pioneer Energy Services Corp., Patterson-UTI Energy, Inc., Crescent Merger Sub Inc., and Crescent Ranch Second Merger Sub LLC (Form 8-K dated July 6, 2021 (File No. 1-8182, Exhibit 2.1)).

3.1*	-	Certificate of Incorporation of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.1)).

3.2*	-	Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 3.2)).

3.3*	-	Amendment No. 1 to the Amended and Restated Bylaws of Pioneer Energy Services Corp. (Form 8-K dated July 6, 2021 (File No. 1-8182, Exhibit 3.1)).

4.1*	-	Specimen Common Stock Certificate (New Common Stock) (Form 8-A/A dated June 5, 2020 (File No. 1-8182, Exhibit 4.4)).

4.2*	-	Convertible Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.1)).

4.3*	-	Convertible Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.2)).

4.4*		First Supplemental Indenture to Convertible Notes Indenture, dated May 11, 2021, (Form 8-K dated May 14, 2021 (File No. 1-8182, Exhibit 4.2)).

4.5*	-	Senior Secured Notes Indenture, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.3)).

4.6*	-	Senior Secured Notes (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 4.4)).

4.7*	-	Registration Rights Agreement, dated May 29, 2020 (Form 8-K dated May 29, 2020 (File No. 1-8182, Exhibit 10.3)).

4.8*	-	First Supplemental Indenture to Senior Secured Notes Indenture, dated March 3, 2021, (Form 10-K dated March 5, 2021 (File No. 1-8182, Exhibit 4.8)).

4.9*		Second Supplemental Indenture to Senior Secured Notes Indenture, dated May 11, 2021, (Form 8-K dated May 14, 2021 (File No. 1-8182, Exhibit 4.1)).

4.10**	-	First Amendment to the Registration Rights Agreement, dated March 25, 2021.

4.11**	-	Second Amendment to the Registration Rights Agreement, dated June 25, 2021.

31.1**	-	Certification by Matthew S. Porter, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2**	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	-	Certification by Matthew S. Porter, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	-	Certification by Lorne E. Phillips, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*		Form of Voting and Support Agreement, (Form 8-K dated July 6, 2021 (File No. 1-8182, Exhibit 99.1)).

101.INS	-	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	-	Inline XBRL Taxonomy Extension Schema Document

101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number		Description
101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the filing indicated.
**	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER ENERGY SERVICES CORP.

/s/ Lorne E. Phillips
Lorne E. Phillips
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Dated: August 6, 2021